Form 10QSB
period 1996-03-31
CAPITOL BANCORP LTD
filed 1996-05-09
CIK 840264

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                     OR
         ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                              THE EXCHANGE ACT
         For the transition period from             to
                                       ------------    -------------

                        Commission file number 33-24728C

                              CAPITOL BANCORP LTD.
               (Exact name of issuer as specified in its charter)

          MICHIGAN                                      38-2761672
(State or other jurisdiction                         (I.R.S. Employer
    of incorporation or                               Identification
       organization)                                      Number)

                 200 WASHINGTON SQUARE NORTH, LANSING, MICHIGAN
                    (Address of principal executive offices)

                                 (517) 487-6555
                          (Issuer's telephone number)

                                 Not Applicable
            (Former name, former address and former fiscal year, if
                           changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common stock, No par value:  3,543,966 shares outstanding as of May 6, 1996.

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated balance sheets - March 31, 1996
              and December 31, 1995.
         Consolidated statements of income - Three months ended
              March 31, 1996 and 1995.
         Consolidated statements of cash flows - Three months
              ended March 31, 1996 and 1995.
         Notes to consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES

                                PART I,  ITEM I

                              CAPITOL BANCORP LTD.
                          Consolidated Balance Sheets
                   As of March 31, 1996 and December 31, 1995

                                                                          March 31             December 31
                                                                            1996                  1995
                                                                    -------------------    -----------------
                                                                                 (in thousands)
ASSETS
Cash and due from banks                                                   $ 14,836                $ 14,715
Interest-bearing deposits with banks                                            54                      16
Federal funds sold                                                          17,900                  30,600
                                                                          --------                --------
                                 Cash and cash equivalents                  32,790                  45,331

Loans held for resale                                                       12,232                   7,030

Investment securities:
  Available for sale, carried at market value                               34,085                  34,546
  Held for long-term investment, carried at
    amortized cost which approximates market value                           1,875                   1,783
                                                                          --------                --------
                               Total investment securities                  35,960                  36,329

Portfolio loans:
  Commercial                                                               236,912                 222,161
  Real estate mortgage                                                      49,509                  48,954
  Installment                                                               12,239                  12,356
                                                                          --------                --------
                                     Total portfolio loans                 298,660                 283,471

  Less allowance for loan losses                                            (3,921)                 (3,687)
                                                                          --------                --------
                                       Net portfolio loans                 294,739                 279,784

Investment in and advances to Amera Mortgage Corporation                     3,070                   3,077
Premises and equipment                                                       2,502                   2,438
Accrued interest income                                                      2,556                   2,634
Excess of cost over net assets of acquired subsidiaries                      2,492                   2,540
Other assets                                                                 5,393                   4,907
                                                                          --------                --------
                                              TOTAL ASSETS                $391,734                $384,070
                                                                          ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                     $ 43,398                $ 43,797
  Interest-bearing                                                         297,899                 296,490
                                                                          --------                --------
                                            Total deposits                 341,297                 340,287

Accrued interest on deposits and
  other liabilities                                                          4,161                   4,206
Debt obligations                                                            14,012                   8,712
                                                                          --------                --------
                                         Total liabilities                 359,470                 353,205

STOCKHOLDERS' EQUITY
Common stock, no par value: 10,000,000
  shares authorized;
  issued and outstanding:  1996 - 3,508,162
                           1995 - 3,395,288                                 23,089                  22,150
Retained earnings                                                            9,203                   8,414
Market value adjustment (net of tax effect) for
  investment securities available for sale                                      84                     413
                                                                          --------                --------
                                                                            32,376                  30,977
  Less note payable by ESOP                                                   (112)                   (112)
                                                                          --------                --------
                                Total stockholders' equity                  32,264                  30,865
                                                                          --------                --------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $391,734                $384,070
                                                                          ========                ========

                              CAPITOL BANCORP LTD.
                       Consolidated Statements of Income
               For the Three Months Ended March 31, 1996 and 1995
                      (in thousands except per share data)


                                                               1996                1995
                                                            ---------           ----------
Interest income:
  Portfolio loans (including fees)                            $7,221               $5,934
  Loans held for resale                                          125                   44
  Taxable investment securities                                  518                  470
  Federal funds sold                                             321                  225
  Interest-bearing deposits with banks                            16                    2
  Other interest income                                            3                   17
  Dividends on investment securities                             284
                                                              ------               ------
                              Total interest income            8,488                6,692

Interest expense:
  Demand deposits                                                547                  544
  Savings deposits                                               318                  324
  Time deposits                                                3,146                2,191
  Debt obligations                                               183                  126
  Other                                                                                 6
                                                              ------               ------

                             Total interest expense            4,194                3,191
                                                              ------               ------

                                Net interest income            4,294                3,501

Provision for loan losses                                        217                  139
                                                              ------               ------
                          Net interest income after
                          provision for loan losses            4,077                3,362

Noninterest income:
  Service charges on deposit accounts                            179                  112
  Trust fee income                                                64                   49
  Mortgage loan origination fee income and
    net servicing income                                                              236
  Other                                                           41                   76
                                                              ------               ------

                           Total noninterest income              284                  473

Noninterest expense:
  Salaries and employee benefits                               1,414                1,366
  Occupancy                                                      210                  238
  Equipment rent, depreciation and maintenance                   115                  209
  Deposit insurance premiums                                      32                  159
  Other                                                          968                  990
                                                              ------               ------

                          Total noninterest expense            2,739                2,962
                                                              ------               ------

                 Income before federal income taxes            1,622                  873
Federal income taxes                                             521                  336
                                                              ------               ------

                                         NET INCOME           $1,101               $  537
                                                              ======               ======

                               NET INCOME PER SHARE             $.28                 $.16
                                                              ======               ======


                              CAPITOL BANCORP LTD.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995




                                                              1996             1995
                                                          -----------      -----------
                                                                (in thousands)

OPERATING ACTIVITIES

  Net income                                                $ 1,101          $   537
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                 217              139
      Depreciation of premises and equipment                    137              138
      Amortization of mortgage servicing rights                                  101
      Amortization of excess of cost over net assets of
        acquired subsidiaries                                    48               85
      Net amortization of investment security premiums           25                6
      Gain (loss) on sale of premises and equipment               6               (4)
  Originations and purchases of loans held for resale       (41,083)          (9,364)
  Proceeds from sales of loans held for resale               35,881           10,269
  Decrease (increase) in accrued interest income
     and other assets                                          (251)           3,211
  Increase (decrease) in accrued interest
     and other liabilities                                      (45)               3
                                                            -------          -------

        NET CASH PROVIDED BY OPERATING ACTIVITIES            (3,964)           5,121



INVESTING ACTIVITIES

  Proceeds from sales of investment securities
     available for sale                                       1,665
  Proceeds from maturities of investment securities           7,011            1,895
  Purchases of investment securities                         (8,811)          (2,796)
  Net increase in portfolio loans                           (15,172)          (7,660)
  Proceeds from sales of premises and equipment                   4               13
  Purchases of premises and equipment                          (211)            (101)
                                                            -------          -------

            NET CASH USED BY INVESTING ACTIVITIES           (15,514)          (8,649)



FINANCING ACTIVITIES

  Net payments on debt obligations                            5,300           (2,000)
  Net proceeds from issuance of common stock                    939            1,044
  Cash dividends paid                                          (312)            (231)
  Increase (decrease) in demand deposits, NOW
    accounts and savings accounts                             1,442          (13,380)
  Increase (decrease) in certificates of deposit               (432)          33,186
                                                            -------          -------

        NET CASH PROVIDED BY FINANCING ACTIVITIES             6,937           18,619
                                                            -------          -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (12,541)          15,091

Cash and cash equivalents at beginning of period             45,331           24,211
                                                            -------          -------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD           $32,790          $39,302
                                                            =======          =======




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              CAPITOL BANCORP LTD.


Note A - Basis of Presentation

         The accompanying condensed consolidated financial statements of Capitol Bancorp Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which the Corporation considers necessary for a fair presentation of the interim periods.

         The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

         The consolidated balance sheet as of December 31, 1995 was derived from audited consolidated financial statements as of that date.


Note B - Implementation of New Accounting Standards

         Financial Accounting Standards Board Statement No. 122, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", establishes new guidelines for accounting and measurement of potential impairment of certain long-lived assets, including intangibles and goodwill, among other things. This new standard became effective for the Corporation January 1, 1996 and requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Statement requires the use of estimates of future cash flows and other estimates of fair value.

         Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended March 31, 1996.


Note C - Sale of Majority Interest in Mortgage Banking Unit

         Effective March 31, 1995, the Corporation sold a 51% interest in Mortgage Connection, Inc. ("MCI", previously a wholly-owned mortgage banking subsidiary acquired in 1992 and engaged in the origination, sale and servicing of residential mortgage loans) to





                                    6 of 17
an individual. The purchase transaction resulted in no gain or loss and under certain circumstances, the majority owner and the Corporation each have the
right to purchase the other party's interest in the mortgage company.   The
Corporation has retained a 49% interest in the mortgage company and appoints two persons to its five-member board of directors. The majority owner of the mortgage company (subsequently its President and CEO) appoints the other three board members.

         Subsequent to March 31, 1995, MCI changed its name to Amera Mortgage Corporation. For periods after March 31, 1995, the Corporation's remaining investment in Amera Mortgage Corporation is accounted for under the equity method of accounting for its pro rata share of the mortgage company's net income or loss. If such sale had occurred at the beginning of 1995, net income would have approximated $591,000 ($.18 per share) at March 31, 1995.


Note D - Prospective Impact of New Accounting Standards Not Yet
         Adopted

         Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", revises the accounting recognition of compensation expense for compensatory stock options and related disclosures. This new standard permits alternative expense recognition using certain option valuation models. For companies electing to continue past expense recognition practices (which the Corporation expects to implement), certain expanded proforma disclosures of expense amounts and earnings are required using those valuation models (as if the alternative expense methods had been implemented). Management has not completed its analysis of this new accounting standard, which is expected to result in expanded disclosures to be made for the Corporation effective December 31, 1996.

         A variety of proposed or otherwise potential accounting standards are currently under study by the accounting profession and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether such proposed standards would be material to the Corporation's financial statements.





                                    7 of 17

                                 PART I, ITEM 2


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


Financial Condition

         Total assets amounted to $391.7 million at March 31, 1996, an increase of $7.6 million from the December 31, 1995 level of $384.1 million. The consolidated balance sheets include the Corporation and its banking subsidiaries, Capitol National Bank, Portage Commerce Bank, Ann Arbor Commerce Bank, Oakland Commerce Bank, Paragon Bank & Trust and, effective May 1, 1995, Grand Haven Bank. The financial statements also include a mortgage subsidiary, previously consolidated, for which a majority interest was sold effective March 31, 1995.

         Cash and cash equivalents decreased $12.5 million for the three-month period, primarily due to lower levels of federal funds sold utilized to fund portfolio loan growth.

         The net increase in portfolio loans for the three-month period approximated $15 million. The majority of portfolio loan growth occurred in commercial loans which increased approximately $14.8 million.

         Loans held for resale increased approximately $5.2 million. This increase was funded through the purchase of federal funds and bank borrowings from secured lines of credit.

         The allowance for loan losses at March 31, 1996 approximated $3.9 million or 1.31% of total portfolio loans, a slight increase from the year-end 1995 ratio of 1.30%. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on evaluation of the portfolio (including volume, amount and composition, potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, loan commitments outstanding and other factors.





                                    8 of 17

         The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):


                                                                      1996             1995
                                                                    --------         --------

         Allowance for loan losses at January 1                    $  3,687         $  3,220

         Loans charged-off:
                 Commercial                                              11              107
                 Installment                                             10                7
                                                                   --------         --------
                          Total charge-offs                              21              114

         Recoveries:
                 Commercial                                              38               10
                 Real estate                                                               1
                 Installment                                                              11
                                                                   --------         --------
                                  Total recoveries                       38               22
                                                                   --------         --------
                                  Net charge-offs (recoveries)          (17)              92
         Additions to allowance charged to expense                      217              139
                                                                   --------         --------

                 Allowance for loan losses at March 31             $  3,921         $  3,267
                                                                   ========         ========

         Average total portfolio loans for period ended March 31   $289,176         $243,830
                                                                   ========         ========

         Ratio of net charge-offs to average portfolio
            loans outstanding                                           n/m             0.04%
                                                                   ========          ========

          n/m - not meaningful.


         The allowance for loan losses is a general allowance for the Corporation's loan portfolio. For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table (in thousands), which includes all loans for which, based on the Corporation's loan rating system management has concerns, should not be interpreted as an indication of future charge-offs. In addition, amounts allocated are not intended to reflect the amount that may be available for future losses, since the allowance is a general allowance.


                                                             March 31
                                     ------------------------------------------------------
                                                 1996                         1995
                                     --------------------------     -----------------------
                                                          %                           %
                                                        Total                       Total
                                                      Portfolio                   Portfolio
                                                         Loans                      Loans
                                                      ----------                  ---------

 Commercial                             $   1,827           .61%     $    1,835        .74%
 Real estate mortgage                         107           .03             110        .04
 Installment                                   56           .02              50        .02
 Unallocated                                1,931           .65           1,272        .51
                                        ---------        ------      ----------     ------


 Total allowance for loan losses        $   3,921          1.31%     $    3,267       1.31%
                                        =========        ======      ----------     ======

     Total portfolio
        loans outstanding               $ 298,660                    $  249,151
                                        =========                    ==========

         In addition to the allowance for loan losses, certain loans are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At March 31, 1996, total loans under this program approximated $12.4 million. Reserves related to these loans, which are represented by earmarked funds on deposit at the banks, approximated $1.3 million and are not included in the recorded allowance for loan losses.

         Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1995 and through March 31, 1996. Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at March 31, 1996 amounted to $1.55





                                    9 of 17
million compared with $1.34 million at December 31, 1995 as summarized in the following table:


                                                            March 31          Dec 31
                                                              1996             1995
                                                            --------         --------

       Nonaccrual loans:
                                  Commercial                $    704         $    438
                                  Real estate                    420              115
                                  Installment                     53               28
                                                            --------         --------
         Total nonaccrual loans                                1,177              581

       Past due (>90 days) loans:
                                  Commercial                     228              379
                                  Real estate                     50              299
                                  Installment                     94               82
                                                            --------         --------
         Total past due loans                                    372              760
                                                            --------         --------

       Total nonperforming loans                            $  1,549         $  1,341
                                                            ========         ========


         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $21,500 and $37,000 would have been recorded for the three months ended March 31, 1996 and 1995, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $10,600 and $4,100, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $934,000 at March 31, 1996, a decrease of $38,000 from the year end 1995 level of $972,000.

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):


                                                                                                   Allowance as a
                                                                                                    Percentage of
                                      Total              Allowance for        Nonperforming             Total
                                 Portfolio Loans          Loan Losses             Loans             Portfolio Loans
                              --------------------     -----------------    -----------------     -----------------
                             March 31       Dec 31   March 31      Dec 31  March 31      Dec 31   March 31    Dec 31
                                1996         1995       1996        1995      1996        1995       1996      1995
                             ---------    ---------   --------    -------   --------    -------    -------    -----

 Ann Arbor Commerce Bank     $  63,054    $  58,869   $    826    $   765   $    359    $   147       1.31%    1.30%
 Capitol National Bank          75,908       75,468      1,116      1,058        415        396       1.47     1.40
 Grand Haven Bank               17,411       14,630        184        155        ---        ---       1.06     1.06
 Oakland Commerce Bank          48,633       46,146        586        552        446        448       1.20     1.20
 Paragon Bank & Trust           42,925       41,288        511        494        ---        ---       1.19     1.20
 Portage Commerce Bank          49,529       45,870        698        663        329        350       1.41     1.45
 Other, net                      1,200        1,200        ---        ---        ---        ---        ---     ---
                             ---------    ---------   --------    -------   --------    -------    -------    -----

 Consolidated                $ 298,660    $ 283,471   $  3,921    $ 3,687   $  1,549    $ 1,341       1.31%    1.30%
                             =========    =========   ========    =======   ========    =======    =======    =====




        Noninterest-bearing deposits approximated 12.7% of total deposits at March 31, 1996, a slight decrease from the December 31, 1995 level of 12.9%. The decline in the ratio of noninterest-bearing deposits in 1996 relates primarily to escrow and custodial funds associated with mortgage servicing activities of the mortgage affiliate placed on deposit at one of the Corporation's banks.





                                    10 of 17

Results of Operations

        Net income for the three months ended March 31, 1996 amounted to $1,101,000 ($.28 per share), more than double the $537,000 ($.16 per share) earned during the corresponding period of 1995. Net income for 1996 was favorably impacted by dividend income, higher interest margins and fees and lower deposit insurance premiums. Operating results (in thousands) were as follows:


                                                                              Three months ended March 31
                                                           -------------------------------------------------------------------
                                                                                      Return on                Return on
                                       Total Assets             Net Income          Beginning Equity         Average Assets
                                  ---------------------    --------------------   --------------------    --------------------
                                  March 31      Dec 31
                                    1996         1995        1996        1995        1996         1995      1996        1995
                                  --------     --------    -------     -------     -------     -------    -------     -------
 Ann Arbor Commerce Bank          $ 77,922     $ 75,954    $   277     $   180       22.55%       17.6%      1.46%       1.24%
 Capitol National Bank              96,348       97,622        374         257       20.68       15.99       1.54        1.18
 Grand Haven Bank (1)               23,232       20,930         56         n/a        8.49         n/a       1.03         n/a
 Oakland Commerce Bank              65,030       61,469        211         117       16.24        8.49       1.38         .84
 Paragon Bank & Trust               54,964       56,064        130          87       10.29        8.56        .95         .64
 Portage Commerce Bank              65,904       64,019        265         200       22.37       19.71       1.66        1.46
                                  --------     --------    -------     -------     -------     -------    -------     -------
   Total Banks                     383,400      396,058      1,313         841       17.63       13.92       1.40        1.07

 Mortgage Banking (2)                3,070        3,077      (  37)       (106)        n/a         n/a        n/a         n/a
 Other, net                          5,264        4,935      ( 175)       (198)        n/a         n/a        n/a         n/a
                                  --------     --------    -------     -------     -------     -------    -------     -------

 Consolidated                     $391,734     $384,070    $ 1,101     $   537       14.27%       8.36%      1.15%       0.67%
                                  ========     ========    =======     =======     =======     =======    =======     =======


   n/a - Not applicable.
   (1) - Grand Haven Bank (formerly a branch of Paragon Bank & Trust) commenced operations effective May 1, 1995.
   (2) - Effective March 31, 1995, the Corporation sold a majority interest in Amera Mortgage Corporation (formerly Mortgage Connection, Inc., acquired in 1992); for periods after March 31, 1995, the Corporation's remaining investment (49%) has been accounted for under the equity method.


        Earnings performance of the Corporation's banks in 1996 has thus far been strong.

        Net interest income increased 22.7% during the three-month 1996 period versus the corresponding period of 1995. The growth in net interest income was primarily the result of certain nonrecurring dividends in March 1996. In addition, 1996 results include the operations of Grand Haven Bank (formerly a branch of the Paragon Bank & Trust subsidiary), which has contributed favorably to earnings.

        Effective March 31, 1995, the Corporation sold a 51% interest in Mortgage Connection, Inc. ("MCI") (previously a wholly-owned mortgage banking subsidiary acquired in 1992 and engaged in the origination, sale and servicing of residential mortgage loans) to an individual. This transaction resulted in no gain or loss. The effect of the sale and lower level of investment, coupled with improved operating results of the mortgage unit, reduced its adverse effect on earnings in the 1996 period.

        Noninterest income decreased significantly in 1996 to $284,000 for the three-month period, as compared with $473,000 for the corresponding 1995 period, primarily due to inclusion of the mortgage unit's revenues for the first quarter of 1995. Net of this effect, noninterest income increased $46,000 (19.4%) from 1995 levels.





                                    11 of 17

        The provision for loan losses amounted to $217,000 for the three-month 1996 period as compared to $139,000 for the corresponding period of 1995. The increased interim provision for loan losses in 1996 compared to the interim 1995 period relates primarily to portfolio growth. The provision for loan losses is based on management's analysis of the loan portfolio as discussed elsewhere herein.

        Noninterest expense for the three months ended March 31, 1996 approximated $2.7 million compared with $3.0 million in 1995. Most of the decrease in noninterest expense is associated with the mortgage unit's operations which were included in consolidated amounts through March 31, 1995 ($468,000), and a decrease in federal deposit insurance premiums ($127,000).



Liquidity and Capital Resources

        Cash and cash equivalents amounted to $32.8 million or 8.4% of total assets at March 31, 1996 as compared with $45.3 million or 11.8% of total assets at December 31, 1995. The change is primarily the result of funds deployed into commercial portfolio loans. Liquidity levels vary continuously based on customer activities and, accordingly, amounts of cash and cash equivalents can vary widely at any point in time. Management believes the Corporation's liquidity position at March 31, 1996 is adequate to fund loan demand and meet depositor needs.

        In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At March 31, 1996 and December 31, 1995, the Corporation had approximately $34 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

        At March 31, 1996, the Corporation had lines of credit from an unrelated financial institution aggregating $10 million. Under this credit facility, borrowings outstanding approximated $4.9 million at March 31, 1996 ($5.6 million at December 31, 1995). Under the terms of the credit agreement, $8 million is convertible into long-term notes; $2 million of the lines of credit are revolving in nature and are reviewed annually for continuance.

        In addition, Oakland Commerce Bank had borrowings of $1.1 million of federal funds purchased from an unrelated financial institution as of March 31, 1996. The Bank also had borrowings outstanding of $8 million and $4.4 million of additional availability at March 31, 1996 in the form of secured lines of credit.





                                    12 of 17

        Certain recent transactions have increased the Corporation's capital and stockholders' equity in 1996.

        In conjunction with the 1994 merger of Paragon Bank & Trust and its parent, Financial Center Corporation, approximately 743,000 warrants were issued. Each warrant enables the holder to purchase one share of the Corporation's common stock at an exercise price of $8.99 per warrant. During the period ended March 31, 1996, approximately 42,000 warrants were exercised, resulting in proceeds to the Corporation of $374,000. In addition, the exercise of 64,058 stock options resulted in additional proceeds during the period of $400,000. At March 31, 1996, 642,500 warrants relating to the 1994 merger transaction remained outstanding. The warrants expire as follows:
467,500 on June 30, 1996 and 175,000 on June 30, 1997. If all remaining warrants were exercised, the Corporation would receive additional cash and capital approximating $5.8 million and issue 642,500 shares of previously unissued common stock, although there is no assurance that such warrants will be exercised. Stockholders' equity also increased in 1996 through net income, less dividends paid.

        The Corporation's Board of Directors recently approved a cash dividend of $.09 per share payable June 1, 1996 to shareholders of record as of May 1, 1996 following a previous dividend of $.09 per share paid on March 1, 1996.
The dividend amount in 1996 represents an increase over the $.07 per share paid quarterly in 1995.

        As discussed previously, certain investment securities are designated as "available for sale" and, accordingly, are adjusted to market value at the balance sheet date (net of corresponding tax effect). Changes in market values of such investment securities decreased stockholders' equity by $329,000 for the three months ended March 31, 1996.

        The Corporation and its banks are subject to complex regulatory capital requirements which require maintaining minimum capital ratios. These ratio measurements, in addition to certain other requirements, are used by regulatory agencies to determine the level of regulatory intervention and enforcement applied to financial institutions. The Corporation and each of its banks are in compliance with the regulatory requirements and management expects to maintain such compliance.





                                    13 of 17

        Capital, as a percentage of total assets, approximated 8.2% at March 31, 1996, a slight increase from the beginning of the year ratio of 8.0%. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown below (dollars in thousands):


                                    Ann Arbor  Capitol      Grand      Oakland    Paragon     Portage     Capitol
                                     Commerce  National     Haven      Commerce    Bank &    Commerce     Bancorp
                                      Bank       Bank      Bank (1)      Bank      Trust       Bank         Ltd.   Consolidated
                                    ---------  --------   ---------   ---------   -------    --------     -------  ------------
 Financial Position:
   Total Assets                      $77,922    $96,348    $23,232     $65,030    $54,964     $65,904    $38,580      $391,735
   Total Assets for Risk-Based
     Capital Purposes                 78,762     97,503     23,192      65,634     55,322      66,635     34,822       391,814
   Risk-Weighted Assets               57,545     70,842     16,346      49,800     42,555      48,456     34,655       290,310
   Tier I Capital                      5,182      7,436      2,440       5,312      4,911       4,888     29,111        29,111
   Allowable Tier II Capital             719        885        184         586        511         606       (577)        2,914
   Tier I and Allowable Tier II
     Capital, Combined                 5,901      8,321      2,624       5,898      5,422       5,494     28,534        32,025

 Ratios Based on Financial
 Position:
   Ratio of Tier I Capital to
     Risk-Weighted Assets               9.01%    10.50%      14.93%      10.67%    11.54%      10.09%      84.00%        10.03%
   Ratio of Combined Tier I and
     Tier II Capital to Risk-
     Weighted Assets                   10.25%    11.75%      16.05%      11.84%    12.74%      11.34%      82.34%        11.03%
   Leverage Ratio                       6.65%     7.72%      10.50%       8.17%     8.93%       7.42%      75.46%         7.43%

 Ratios Required:
   Tier I                               4.00%     4.00%       4.00%       4.00%     4.00%       4.00%       4.00%         4.00%
   Tier I and Tier II Combined          8.00%     8.00%       8.00%       8.00%     8.00%       8.00%       8.00%         8.00%
   Leverage Ratio                       4.00%     4.00%       8.00%       4.00%     4.00%       4.00%       3.00%         4.00%

(1) Grand Haven Bank, as a condition of its commercial bank charter, is required to maintain a Tier I leverage capital to total assets ratio of not less than 8% for the first three full years of operations.


Impact of New Accounting Standards

        Financial Accounting Standards Board Statement No. 122, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", establishes new guidance for accounting and measurement of potential impairment of certain long-lived assets including intangibles and goodwill, among other things. This new standard became effective for the Corporation January 1, 1996 and requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Statement requires the use of estimates of future cash flows and other estimates of fair value.

        Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended March 31, 1996.

                 Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", revises the accounting recognition of compensation expense for compensatory stock options and related disclosures. This new standard permits alternative expense recognition using certain option valuation models. For companies electing to continue past expense recognition practices (which the Corporation expects to implement), certain expanded





                                    14 of 17
proforma disclosures of expense amounts and earnings are required using those valuation models (as if the alternative expense methods had been implemented). Management has not completed its analysis of this new accounting standard, which is expected to result in expanded disclosures to be made for the Corporation effective December 31, 1996.

        At any time, there are a number of proposed new accounting standards under consideration by standard-setting bodies, bank regulatory agencies and other entities. Because of the fluid status of such proposals, the potential impact thereof on the Corporation's financial statements is unclear.





                                    15 of 17

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

                The Corporation and its subsidiaries are parties to certain ordinary, routine litigation incidental to their business. In the opinion of management, liabilities arising from such litigation would not have a material effect on the Corporation's consolidated financial position or results of operations.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and reports on Form 8-K.

        (a)  Exhibits:
             (11) Statement regarding computation of per share earnings.

        (b)  Reports on Form 8-K:
                      No reports on Form 8-K were filed during the quarter ended March 31, 1996.





                                    16 of 17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CAPITOL BANCORP LTD.
                                      (Registrant)

                                       \s\ Joseph D. Reid
                                      ------------------------------------
                                      Chairman, President and CEO
                                      (duly authorized to sign on behalf of
                                      of the registrant)


                                       \s\ Lee W. Hendrickson
                                      ------------------------------------
                                      Vice President and
                                      Chief Financial Officer




Date:  May 6, 1996





                                    17 of 17

                                EXHIBIT INDEX




Exhibit
  No.                         Description                             Page
- -------                       -----------                             ----
  11                          Computation of Per Share earnings

  27                          Financial Data Schedule
