Form 10QSB
period 1996-06-30
CAPITOL BANCORP LTD
filed 1996-08-06
CIK 840264

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
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
Yes.  X     No
    -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common stock, No par value: 3,976,807 shares outstanding as of July 31, 1996.

                                     INDEX


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Consolidated balance sheets - June 30, 1996 and December 31, 1995.
                 Consolidated statements of income - Three months and six
                      months ended June 30, 1996 and 1995.
                 Consolidated statements of cash flows - Six months ended June
                      30, 1996 and 1995.
                 Notes to consolidated financial statements.

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

Item 3.          Defaults Upon Senior Securities.

Item 4.          Submission of Matters to a Vote of Security Holders.

Item 5.          Other Information.

Item 6.          Exhibits and Reports on Form 8-K.


SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                          Consolidated Balance Sheets
                   As of June 30, 1996 and December 31, 1995

                                                                   June 30                   December 31
                                                                     1996                       1995
                                                             -------------------         ------------------
                                                                              (in thousands)
ASSETS
- ------
Cash and due from banks                                      $           16,521          $          14,715
Interest-bearing deposits with banks                                         74                         16
Federal funds sold                                                       26,150                     30,600
                                                             -------------------         ------------------
                              Cash and cash equivalents                  42,745                     45,331

Loans held for resale                                                    14,457                      7,030

Investment securities:
  Available for sale, carried at market value                            33,206                     34,546
  Held for long-term investment, carried at
    amortized cost which approximates market value                        2,103                      1,783
                                                             -------------------         ------------------
                            Total investment securities                  35,309                     36,329

Portfolio loans:
  Commercial                                                            251,756                    222,161
  Real estate mortgage                                                   49,407                     48,954
  Installment                                                            14,599                     12,356
                                                             -------------------         ------------------
                                  Total portfolio loans                 315,762                    283,471

  Less allowance for loan losses                                         (4,123)                    (3,687)
                                                             -------------------         ------------------
                                    Net portfolio loans                 311,639                    279,784

Investment in and advances to Amera Mortgage Corporation                  2,969                      3,077
Premises and equipment                                                    2,606                      2,438
Accrued interest income                                                   2,654                      2,634
Excess of cost over net assets of acquired subsidiaries                   2,444                      2,540
Other assets                                                              5,527                      4,907
                                                             -------------------         ------------------
                                           TOTAL ASSETS      $          420,350          $         384,070
                                                             ===================         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Deposits:
  Noninterest-bearing                                        $           45,817          $          43,797
  Interest-bearing                                                      323,266                    296,490
                                                             -------------------         ------------------
                                         Total deposits                 369,083                    340,287

Accrued interest on deposits and
  other liabilities                                                       4,369                      3,815
Debt obligations                                                          7,062                      8,712
                                                             -------------------         ------------------
                                      Total liabilities                 380,514                    352,814

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                            3,040                        391

STOCKHOLDERS' EQUITY
Common stock, no par value: 10,000,000
  shares authorized;
  issued and outstanding:  1996 - 3,938,629
                           1995 - 3,395,288                              26,961                     22,150
Retained earnings                                                        10,033                      8,414
Market value adjustment (net of tax effect) for
  investment securities available for sale                                  (86)                       413
                                                             -------------------         ------------------
                                                                         36,908                     30,977
  Less note payable by ESOP                                                (112)                      (112)
                                                             -------------------         ------------------
                             Total stockholders' equity                  36,796                     30,865
                                                             -------------------         ------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          420,350          $         384,070
                                                             ===================         ==================

                              CAPITOL BANCORP LTD.
                       Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                      (in thousands except per share data)


                                                           Three Months Ended              Six Months Ended
                                                                June 30                        June 30
                                                       ----------------------------   ---------------------------
                                                           1996            1995           1996           1995
                                                       ------------   -------------   ------------   ------------
Interest income:
  Portfolio loans (including fees)                     $     7,637    $      6,358    $    14,858    $    12,292
  Loans held for resale                                        324              45            449             89
  Taxable investment securities                                523             537          1,041          1,007
  Federal funds sold                                           255             406            576            631
  Interest-bearing deposits with banks                           9               8             25             12
  Other interest income                                          7                             10
  Dividends on investment securities                            17              15            301             30
                                                       ------------   -------------   ------------   ------------

                              Total interest income          8,772           7,369         17,260         14,061

Interest expense:
  Demand deposits                                              544              84          1,091            628
  Savings deposits                                             337             797            655          1,121
  Time deposits                                              3,180           2,764          6,326          4,955
  Debt obligations                                             193             125            376            257
                                                       ------------   -------------   ------------   ------------
                             Total interest expense          4,254           3,770          8,448          6,961
                                                       ------------   -------------   ------------   ------------
                                Net interest income          4,518           3,599          8,812          7,100

Provision for loan losses                                      260             301            477            440
                                                       ------------   -------------   ------------   ------------
                          Net interest income after
                          provision for loan losses          4,258           3,298          8,335          6,660

Noninterest income:
  Service charges on deposit accounts                          189             142            368            254
  Trust fee income                                              68              56            132            105
  Mortgage loan origination fee income and
    net servicing income                                                                                     265
  Gain on sale of investment securities
    available for sale                                          80                             80
  Other                                                         74              34            115             81
                                                       ------------   -------------   ------------   ------------
                           Total noninterest income            411             232            695            705

Noninterest expense:
  Salaries and employee benefits                             1,423           1,129          2,837          2,495
  Occupancy                                                    216             208            426            446
  Equipment rent, depreciation and maintenance                 309             201            424            410
  Deposit insurance premiums                                    33             162             65            321
  Other                                                        906             772          1,874          1,762
                                                       ------------   -------------   ------------   ------------
                          Total noninterest expense          2,887           2,472          5,626          5,434
                                                       ------------   -------------   ------------   ------------
                 Income before federal income taxes          1,782           1,058          3,404          1,931
Federal income taxes                                           634             394          1,155            730
                                                       ------------   -------------   ------------   ------------
                                         NET INCOME    $     1,148    $        664    $     2,249    $     1,201
                                                       ============   =============   ============   ============
                               NET INCOME PER SHARE    $       .31    $        .20    $       .61    $       .36
                                                       ============   =============   ============   ============

                              CAPITOL BANCORP LTD.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1996 and 1995


                                                                    1996                     1995
                                                             ------------------       ------------------
                                                                        (in thousands)
OPERATING ACTIVITIES

  Net income                                                 $           2,249        $           1,201
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                            477                      440
      Depreciation of premises and equipment                               282                      263
      Amortization of mortgage servicing rights                                                     101
      Amortization of excess of cost over net
        assets of acquired subsidiaries                                     96                      142
      Net amortization of investment securities
        premiums (accretion of discount)                                   (12)                      60
      Gain (loss) on sale of premises and equipment                          6                       (4)
  Originations and purchases of loans held for resale                 (108,089)                 (28,925)
  Proceeds from sales of loans held for resale                         100,662                   26,415
  Decrease (increase) in accrued interest income
     and other assets                                                     (295)                   2,360
  Increase in accrued interest and
     other liabilities                                                     165                      108
                                                             ------------------       ------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                 (4,459)                   2,161

INVESTING ACTIVITIES

  Proceeds from sale of 51% interest in mortgage subsidiary                                         250
  Proceeds from sales of investment securities
     available for sale                                                  3,966
  Proceeds from maturities of investment securities                     10,031                    4,293
  Purchases of investment securities                                   (13,701)                  (7,446)
  Net increase in portfolio loans                                      (32,332)                 (19,809)
  Proceeds from sales of premises and equipment                             10                       21
  Purchases of premises and equipment                                     (467)                    (346)
                                                             ------------------       ------------------
                  NET CASH USED BY INVESTING ACTIVITIES                (32,493)                 (23,037)

FINANCING ACTIVITIES

  Net payments (borrowings) on debt obligations                         (1,650)                   1,150
  Net proceeds from issuance of common stock upon
    exercise of stock options and warrants                               4,811                    1,124
  Cash dividends paid                                                     (630)                    (464)
  Resources provided by minority interest                                3,040
  Increase (decrease) in demand deposits, NOW
    accounts and savings accounts                                        4,647                   (4,516)
  Increase in certificates of deposit                                   24,148                   42,222
                                                             ------------------       ------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                 34,366                   39,516
                                                             ------------------       ------------------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,586)                  18,640

Cash and cash equivalents at beginning of period                        45,331                   24,211
                                                             ------------------       ------------------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD      $          42,745        $          42,851
                                                             ==================       ==================

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

         The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

         The consolidated balance sheet as of December 31, 1995 was derived from audited consolidated financial statements as of that date. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


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

         Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended June 30, 1996.


Note C - Bank of Tucson

         Effective June 27, 1996 Bank of Tucson, a de novo commercial, bank was formed in Tucson, Arizona. Bank of Tucson was capitalized with $5.4 million of which $2.7 million was invested by the Corporation (funded primarily by proceeds from exercise of warrants and related issuance of common stock) and the remainder was invested by individuals and other





                                    6 of 17
entities primarily located in the Tucson community. The Corporation owns 51% of the common stock of Bank of Tucson and, accordingly, the Bank is included for financial reporting purposes as a consolidated subsidiary with corresponding accounting recognition given to minority interest.


Note D - Sale of Majority Interest in Mortgage Banking Unit

         Effective March 31, 1995, the Corporation sold a 51% interest in Mortgage Connection, Inc. ("MCI", previously a wholly-owned mortgage banking subsidiary acquired in 1992 and engaged in the origination, sale and servicing of residential mortgage loans) to an individual. The purchase transaction resulted in no gain or loss and, under certain circumstances, the majority owner and the Corporation each have the right to purchase the other party's
interest in the mortgage company.   The Corporation has retained a 49% interest
in the mortgage company and appoints two persons to its five-member board of directors. The majority owner of the mortgage company (its current President and CEO) appoints the other three board members.

         Subsequent to March 31, 1995, MCI changed its name to Amera Mortgage Corporation. For periods after March 31, 1995, the Corporation's remaining investment in Amera Mortgage Corporation is accounted for under the equity method of accounting for its pro rata share of the mortgage company's net income or loss. If such sale had occurred at the beginning of 1995, net income would have approximated $1.26 million ($.38 per share) for the six months ended June 30, 1995.


Note E - Prospective Impact of New Accounting Standards Not Yet Adopted

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

         A variety of proposed or otherwise potential accounting standards are currently under study by the accounting profession and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Corporation's financial statements.





                                    7 of 17

                                 PART I, ITEM 2


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Financial Condition

         Total assets amounted to $420.3 million at June 30, 1996, an increase of $36.2 million from the December 31, 1995 level of $384.1 million. The consolidated balance sheets include the Corporation and its banking subsidiaries, Capitol National Bank, Portage Commerce Bank, Ann Arbor Commerce Bank, Oakland Commerce Bank, Paragon Bank & Trust, Grand Haven Bank (85% owned) and, effective June 27, 1996, Bank of Tucson (51% owned). The financial statements also include a mortgage subsidiary, previously consolidated, for which a majority interest was sold effective March 31, 1995.

         Effective June 27, 1996 Bank of Tucson, a de novo commercial bank, was formed in Tucson, Arizona. Bank of Tucson was capitalized with $5.4 million of which $2.7 million was invested by the Corporation (funded primarily by proceeds from exercise of warrants and related issuance of common stock) and the remainder was invested by individuals and other entities primarily located in the Tucson community. The Corporation owns 51% of the common stock of Bank of Tucson and, accordingly, the Bank is included for financial reporting purposes as a consolidated subsidiary with corresponding accounting recognition given to minority interest.

         The net increase in portfolio loans for the six-month period approximated $32 million. Loan growth was funded primarily by higher levels of time deposits coupled with proceeds from maturities of investment securities. The majority of portfolio loan growth occurred in commercial loans which increased approximately $29.6 million, consistent with the Corporation's banks' emphasis on commercial lending activities.

         Loans held for resale increased approximately $7.4 million. This increase was funded through lower levels of federal funds sold and bank borrowings from secured lines of credit.

         The allowance for loan losses at June 30, 1996 approximated $4.1 million or 1.31% of total portfolio loans, a slight increase from the year-end 1995 ratio of 1.30%. For the first half of 1996, net loan charge-offs approximated $41,000, as compared to $264,000 for the corresponding 1995 period. Provisions for loan losses have been maintained at a higher level in 1996 ($477,000) relative to 1995 ($440,000) commensurate with portfolio growth, levels of delinquent and other nonperforming loans and other factors. The timing of loan charge-offs generally differs from accrual of provisions for loan losses. Management expects loan charge-offs in the second half of 1996 to be higher than amounts for the first six months.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on evaluation of the portfolio (including volume, amount and composition, potential impairment of individual loans and concentrations of credit), past loss





                                    8 of 17
experience, current economic conditions, loan commitments outstanding and other factors.

         The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                                                          1996                    1995
                                                                                     ------------            ------------
           Allowance for loan losses at January 1                                    $      3,687            $      3,220

           Loans charged-off:
                          Commercial                                                           64                     477
                          Installment                                                          24                      13
                                                                                     ------------            ------------
                                            Total charge-offs                                  88                     490

           Recoveries:
                          Commercial                                                           42                     210
                          Real estate                                                           1                       1
                          Installment                                                           4                      15
                                                                                    -------------           -------------
                                            Total recoveries                                   47                     226
                                                                                    -------------            ------------
                                            Net charge-offs                                    41                     264
           Additions to allowance charged to expense                                          477                     440
                                                                                     ------------            ------------
                          Allowance for loan losses at June 30                       $      4,123            $      3,396
                                                                                     ============            ============

           Average total portfolio loans for period ended June 30                    $    297,952            $    250,224
                                                                                     ============            ============
           Ratio of net charge-offs to average portfolio loans outstanding                   0.01%                   0.11%
                                                                                     ============            ============

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


                                                                      June 30
                                               -----------------------------------------------------
                                                         1996                        1995
                                               -----------------------     -------------------------
                                                                %                              %
                                                              Total                          Total
                                                            Portfolio                      Portfolio
                                                              Loans                          Loans
                                                            ---------                      ---------
         Commercial                            $    2,060         .65%      $     1,775          .68%
         Real estate mortgage                          72         .02               105          .04
         Installment                                   68         .02                54          .02
         Unallocated                                1,923         .62             1,462          .56
                                               ----------   ---------       -----------    ---------
         Total allowance for loan losses       $    4,123        1.31%      $     3,396         1.30%
                                               ----------   =========       -----------    =========
             Total portfolio
                loans outstanding              $  315,762                   $   261,128
                                               ==========                   ===========


         In addition to the allowance for loan losses, certain loans are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At June 30, 1996, total loans under this program approximated $13.4 million. Reserves related to these loans, which are represented by earmarked funds on deposit at the





                                    9 of 17
banks, approximated $1.4 million and are not included in the recorded allowance for loan losses.

         Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1995 and through June 30, 1996. Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at June 30, 1996 amounted to $1.93 million compared with $1.34 million at December 31, 1995 as summarized in the following table:


                                                             June 30          Dec 31
                                                              1996             1995
                                                           ---------        ---------
       Nonaccrual loans:
                                  Commercial               $     802        $     438
                                  Real estate                    145              115
                                  Installment                     52               28
                                                           ---------        ---------
         Total nonaccrual loans                                  999              581

       Past due (>90 days) loans:
                                  Commercial                     710              379
                                  Real estate                    111              299
                                  Installment                    114               82
                                                           ---------       ----------
                 Total past due loans                            935              760
                                                           ---------       ----------
         Total nonperforming loans                         $   1,934       $    1,341
                                                           =========       ==========


         Nonperforming loans increased approximately $600,000 during the six months ended June 30, 1996 of which $380,000 occurred during the second fiscal quarter relating to three loans. Most of the 1996 increase relates to nonaccrual loans for which management believes the loans to be adequately collateralized or otherwise appropriately recorded in management's determination of the adequacy of the allowance for loan losses and are in various stages of resolution.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $43,000 and $94,000 would have been recorded for the six months ended June 30, 1996 and 1995, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $21,000 and $10,000, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $488,000 at June 30, 1996, a decrease of $484,000 from the year-end 1995 level of $972,000.

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):





                                    10 of 17

                                                                                                                  Allowance as a
                                                                                                                  Percentage of
                                   Total                   Allowance for               Nonperforming                  Total
                              Portfolio Loans               Loan Losses                    Loans                 Portfolio Loans
                          ------------------------     -----------------------     -----------------------     ---------------------
                             June 30       Dec 31        June 30        Dec 31       June 30        Dec 31      June 30       Dec 31
                              1996         1995           1996           1995         1996           1995         1996         1995
                          -----------   ----------     ---------       -------     ---------      --------     --------      -------
Ann Arbor Commerce Bank    $   68,916   $   58,869     $     907       $   765     $     357      $    147       1.32%         1.30%
Bank of Tucson                    ---          n/a           ---           n/a           ---           n/a        ---           n/a
Capitol National Bank          77,963       75,468         1,090         1,058           564           396       1.40          1.40
Grand Haven Bank               21,134       14,630           233           155           ---           ---       1.10          1.06
Oakland Commerce Bank          49,717       46,146           607           552           431           448       1.22          1.20
Paragon Bank & Trust           43,255       41,288           532           494            30           ---       1.23          1.20
Portage Commerce Bank          53,624       45,870           754           663           552           350       1.41          1.45
Other, net                      1,153        1,200           ---           ---           ---           ---        ---           ---
                           ----------   ----------     ---------       -------     ---------      --------     ------       -------
Consolidated               $  315,762   $  283,471     $   4,123       $ 3,687     $   1,934      $  1,341       1.31%         1.30%
                           ==========   ==========     =========       =======     =========      ========     ======       =======
n/a - Not applicable



        Noninterest-bearing deposits approximated 12.4% of total deposits at June 30, 1996, a slight decrease from the December 31, 1995 level of 12.9%. The decline in the ratio of noninterest-bearing deposits in 1996 relates primarily to escrow and custodial funds associated with mortgage servicing activities of the mortgage affiliate placed on deposit at one of the Corporation's banks.



Results of Operations

        Net income for the six months ended June 30, 1996 amounted to $2,249,000 ($.61 per share), a significant increase over the $1,201,000 ($.36 per share) earned during the corresponding period of 1995. Net income for the three months ended June 30, 1996 approximated $1,148,000 ($.31 per share), as compared to $664,000 ($.20 per share) for the same period of 1995. Net income for interim 1996 periods has been favorably impacted by higher interest margins and fees, dividend income and lower deposit insurance premiums. Operating results (in thousands) were as follows:





                                    11 of 17

                                                                                Six months ended June 30
                                                         -------------------------------------------------------------------------
                                                                                       Return on                   Return on
                                    Total Assets              Net Income            Beginning Equity             Average Assets
                              ------------------------   --------------------     ---------------------       --------------------
                                June 30       Dec 31
                                 1996          1995        1996         1995        1996          1995          1996         1995
                              ----------    ----------   --------     -------     -------       -------       -------      -------
 Ann Arbor Commerce Bank      $  88,829     $  75,954    $   545     $   349        22.14%        17.03%         1.38%        1.14%
 Bank of Tucson (2)               5,782           n/a         10         n/a          .61           n/a           .59          n/a
 Capitol National Bank           96,409        97,622        747         549        20.65         17.04          1.57         1.21
 Grand Haven Bank (1)            26,728        20,930        102          16         7.69           n/a           .87          n/a
 Oakland Commerce Bank           72,645        61,469        430         246        16.57          8.91          1.29          .88
 Paragon Bank & Trust            52,756        56,064        346         188        13.65          9.20          1.26          .71
 Portage Commerce Bank           69,059        64,019        526         420        22.26         20.73          1.61         1.48
                              ---------     ---------    -------     -------     --------      --------     ---------     --------
   Total Banks                  412,208       376,058      2,706       1,768        18.16         13.49          1.40         1.11

 Mortgage Banking (3)             2,969         3,077        (58)       (106)         n/a          n/a            n/a          n/a
 Other, net                       5,173         4,935       (399)       (461)         n/a          n/a            n/a          n/a
                              ---------     ---------    -------     -------     --------      --------     ---------    ---------
 Consolidated                 $ 420,350     $ 384,070    $ 2,249     $ 1,201        14.57%         9.34%         1.14%        0.70%
                              =========     =========    =======     =======     ========      ========     =========     ========

   n/a - Not applicable.
   (1) - Grand Haven Bank (85% owned and formerly a branch of Paragon Bank & Trust) commenced operations effective May 1, 1995.
   (2) - The Corporation made a 51% investment in the common stock of Bank of Tucson, a de novo bank, effective June 27, 1996.
   (3) - Effective March 31, 1995, the Corporation sold a majority interest in Amera Mortgage Corporation (formerly Mortgage Connection, Inc., acquired in 1992); for periods after March 31, 1995, the Corporation's remaining investment (49%) has been accounted for under the equity method.


        Net interest income increased 24.1% during the six-month 1996 period versus the corresponding period of 1995. The growth in net interest income was primarily the result of margins associated with growth in loans and deposits in addition to certain nonrecurring dividends in March 1996. In addition, 1996 results include the operations of Grand Haven Bank (formerly a branch of the Paragon Bank & Trust subsidiary), which has contributed favorably to earnings and was included for only a portion of 1995. Bank of Tucson, because of its brief period of inclusion, had no impact on earnings for the 1996 period.

        Noninterest income decreased in 1996 to $695,000 for the six-month period, as compared with $705,000 for the corresponding 1995 period, primarily due to inclusion of the mortgage unit's revenues for the first quarter of 1995. Service charge income and trust fee income increased 44% and 25%, respectively, primarily due to a larger number of accounts.

        The provision for loan losses amounted to $477,000 for the six-month 1996 period as compared to $440,000 for the corresponding period of 1995. The increased interim provision for loan losses in 1996 compared to the interim 1995 period relates primarily to portfolio growth. The provision for loan losses is based on management's analysis of the loan portfolio as discussed elsewhere herein.

        Noninterest expense for the six months ended June 30, 1996 approximated $5.6 million compared with $5.4 million in 1995. The increase in noninterest expense is associated with increases in general operating costs and is net of significantly lower costs of deposit insurance premiums.



Liquidity and Capital Resources

        Cash and cash equivalents amounted to $42.7 million or 10.2% of total assets at June



                                    12 of 17

30, 1996 as compared with $45.3 million or 11.8% of total assets at December 31, 1995. The change is primarily the result of funds deployed into commercial portfolio loans. Liquidity levels vary continuously based on customer activities and, accordingly, amounts of cash and cash equivalents can vary widely at any point in time. Management believes the Corporation's liquidity position at June 30, 1996 is adequate to fund loan demand and meet depositor needs.

        In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At June 30, 1996 and December 31, 1995, the Corporation had approximately $33 million and $34 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

        At June 30, 1996, the Corporation had lines of credit from an unrelated financial institution aggregating $10 million. Under this credit facility, borrowings outstanding approximated $4 million at June 30, 1996 ($5.6 million at December 31, 1995). During the six months ended June 30, 1996, borrowings thereunder were reduced as proceeds from exercise of warrants and stock options exceeded current cash needs. Future funding needs for formation of new banks (to the extent not otherwise funded by internal capital reserves) or other needs may be met by additional future borrowings. Under the terms of the credit agreement, $8 million is convertible into long-term notes; $2 million of the lines of credit are revolving in nature and are reviewed annually for continuance.

        In addition, Oakland Commerce Bank had borrowings outstanding of $3 million and $8.4 million of additional availability at June 30, 1996 in the form of secured lines of credit from the Federal Home Loan Bank.

        Certain recent transactions have increased the Corporation's capital and stockholders' equity in 1996.

        In conjunction with the 1994 merger of Paragon Bank & Trust and its parent, Financial Center Corporation, approximately 743,000 warrants were issued. Each warrant enables the holder to purchase one share of the Corporation's common stock at an exercise price of $8.99 per warrant. During the period ended June 30, 1996, approximately 458,000 warrants were exercised, resulting in proceeds to the Corporation of $4,114,000. In addition, the exercise of 69,938 stock options resulted in additional proceeds during the period of $444,000. At June 30, 1996, 170,000 warrants relating to the 1994 merger transaction remained outstanding. Those warrants expire on June 30, 1997. If all remaining warrants were exercised, the Corporation would receive additional cash and capital approximating $1.5 million and issue 170,000 shares of previously unissued common stock, although there is no assurance that such warrants will be exercised. Stockholders' equity also increased in 1996 through net income, less dividends paid.

        The Corporation's Board of Directors recently approved a cash dividend of $.09 per share payable September 1, 1996 to shareholders of record as of August 1, 1996 following prior dividends of $.09 per share paid on March 1, 1996 and June 1, 1996. The dividend amounts in 1996 represent an increase over the dividends of $.07 per share paid quarterly in 1995.





                                    13 of 17

        As discussed previously, certain investment securities are designated as "available for sale" and, accordingly, are adjusted to market value at the balance sheet date (net of corresponding tax effect). Changes in market values of investment securities at their respective balance sheet dates decreased stockholders' equity by $499,000 for the six months ended June 30, 1996.

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

        Capital, as a percentage of total assets, approximated 8.8% at June 30, 1996, a slight increase from the beginning of the year ratio of 8.0%. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown below (dollars in thousands):


                                     Ann Arbor     Bank        Capitol      Grand      Oakland
                                      Commerce      of         National     Haven      Commerce
                                        Bank     Tucson (1)       Bank     Bank (1)      Bank
                                    ----------   ----------    --------    --------   ---------
Financial Position:
  Total Assets                       $88,829       $ 5,782     $96,409    $26,728     $72,645
  Total Assets for Risk-Based
    Capital Purposes                  89,673         5,782      97,560      26,771     73,271
  Risk-Weighted Assets                64,611         1,375      72,339      19,291     53,284
  Tier I Capital                       5,675         5,373       7,609       2,498      5,431
  Allowable Tier II Capital              809           ---       1,090         233        607
  Tier I and Allowable Tier II
    Capital, Combined                  6,484         5,373       8,699       2,731      6,038

Ratios Based on Financial
  Position:
  Ratio of Tier I Capital to
    Risk-Weighted Assets                8.78%       390.76%      10.52%      12.95%     10.19%
  Ratio of Combined Tier I and
    Tier II Capital to Risk-
    Weighted Assets                    10.04%       390.76%      12.03%      14.16%     11.33%
  Leverage Ratio                        6.39%        92.93%       7.89%       9.35%      7.48%

Ratios Required:
  Tier I                                4.00%         4.00%       4.00%       4.00%      4.00%
  Tier I and Tier II Combined           8.00%         8.00%       8.00%       8.00%      8.00%
  Leverage Ratio                        4.00%         8.00%       4.00%       8.00%      4.00%

                                         Paragon    Portage      Capitol
                                         Bank &    Commerce      Bancorp
                                         Trust       Bank          Ltd.     Consolidated
                                        --------  ----------    ---------   ------------
Financial Position:
  Total Assets                          $52,756    $69,059       $42,763      $420,350
  Total Assets for Risk-Based
    Capital Purposes                     53,207     69,773        39,074       420,666
  Risk-Weighted Assets                   41,868     52,540        38,403       314,343
  Tier I Capital                          5,126      5,000        33,872        36,912
  Allowable Tier II Capital                 523        658          (567)        3,353
  Tier I and Allowable Tier II
    Capital, Combined                     5,649      5,658        33,305        40,265

Ratios Based on Financial
  Position:
  Ratio of Tier I Capital to
    Risk-Weighted Assets                  12.24%      9.52%        88.20%        11.74%
  Ratio of Combined Tier I and
    Tier II Capital to Risk-
    Weighted Assets                       13.49%     10.77%        86.73%        12.81%
  Leverage Ratio                           9.72%      7.24%        79.21%         8.78%

Ratios Required:
  Tier I                                   4.00%      4.00%         4.00%         4.00%
  Tier I and Tier II Combined              8.00%      8.00%         8.00%         8.00%
  Leverage Ratio                           4.00%      4.00%         3.00%         4.00%

(1) Conditional to their commercial bank charters, Grand Haven Bank and Bank of Tucson are required to maintain Tier I leverage capital to total assets ratios of not less than 8% for the first three full years of operations.

        Effective June 27, 1996, the Corporation made a 51% investment ($2.7 million) in the common stock of Bank of Tucson, a de novo bank. This new bank is discussed more fully elsewhere herein and in the notes to the consolidated financial statements.

        The Corporation's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with de novo bank expansion in selected markets as opportunities arise. On this basis, management is engaged in the ongoing process of exploring opportunities for future growth which includes de novo bank formation and other growth strategies. Accordingly, the Corporation may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such





                                    14 of 17
additional banking units, if any, is uncertain. Such future de novo banks and/or additions of other operating units could be either wholly-owned or majority-owned by the Corporation.

        Subsequent to June 30, 1996, the Corporation filed applications with certain regulatory agencies for permission to acquire a majority interest in a de novo bank to be formed in Macomb County, Michigan, a suburb of metropolitan Detroit. Additionally, the Corporation has applications pending with certain regulatory agencies for permission to acquire a majority interest in a de novo bank to be formed in Brighton, Michigan.

        Management believes the Corporation's capital resources at June 30, 1996 to be adequate to fund existing operations, future growth and expansion.


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

        Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended June 30, 1996.

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

                         (b)  Reports on Form 8-K:
                                        No reports on Form 8-K were filed
                                        during the quarter ended June 30, 1996.





                                    16 of 17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITOL BANCORP LTD.
                                        (Registrant)

                                        \s\ Joseph D. Reid
                                        ---------------------------------------
                                        Chairman, President and CEO
                                        (duly authorized to sign on behalf of
                                        of the registrant)


                                        \s\ Lee W. Hendrickson
                                        ---------------------------------------
                                        Vice President and
                                        Chief Financial Officer




Date:     July 31, 1996
- -----------------------------------




                                    17 of 17

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                      DESCRIPTION                                PAGE
- -------                     -----------                            ------------

  11               Computation of Per Share Earnings

  27               Financial Data Schedule