Form 10QSB
period 1996-09-30
CAPITOL BANCORP LTD
filed 1996-11-08
CIK 840264

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      OR
  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE EXCHANGE ACT
          For the transition period from ____________ to _____________

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
Yes.   X     No
     -----     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common stock, No par value: 3,986,536 shares outstanding as of October 31, 1996.

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated balance sheets - September 30, 1996 and
                December 31, 1995.
          Consolidated statements of income - Three months and nine months ended September 30, 1996 and 1995.
          Consolidated statements of cash flows - Nine months ended
                September 30, 1996 and 1995.
          Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.


SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                          Consolidated Balance Sheets
                 As of September 30, 1996 and December 31, 1995

                                                         September 30            December 31
                                                             1996                   1995
                                                        --------------         --------------
                                                                   (in thousands)
ASSETS
------
Cash and due from banks                                 $      15,081          $      14,715
Interest-bearing deposits with banks                            1,550                     16
Federal funds sold                                             33,475                 30,600
                                                        -------------          -------------
                         Cash and cash equivalents             50,106                 45,331

Loans held for resale                                           7,674                  7,030

Investment securities:
  Available for sale, carried at market value                  41,159                 34,546
  Held for long-term investment, carried at
    amortized cost which approximates market value              2,103                  1,783
                                                        -------------          -------------
                       Total investment securities             43,262                 36,329

Portfolio loans:
  Commercial                                                  265,141                222,161
  Real estate mortgage                                         51,381                 48,954
  Installment                                                  15,898                 12,356
                                                        -------------          -------------
                             Total portfolio loans            332,420                283,471

  Less allowance for loan losses                               (4,261)                (3,687)
                                                        -------------          -------------
                               Net portfolio loans            328,159                279,784

Investment in and advances to Amera Mortgage Corporation        2,884                  3,077
Premises and equipment                                          3,248                  2,438
Accrued interest income                                         2,722                  2,634
Excess of cost over net assets of acquired subsidiaries         2,395                  2,540
Other assets                                                    5,472                  4,907
                                                        -------------          -------------
                                      TOTAL ASSETS      $     445,922          $     384,070
                                                        -------------          -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                   $      46,822          $      43,797
  Interest-bearing                                            345,124                296,490
                                                        -------------          -------------
                                    Total deposits            391,946                340,287

Accrued interest on deposits and
  other liabilities                                             4,180                  3,815
Debt obligations                                                7,062                  8,712
                                                        -------------          -------------
                                 Total liabilities            403,188                352,814

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                  4,966                    391

STOCKHOLDERS' EQUITY
Common stock, no par value: 10,000,000
  shares authorized;
  issued and outstanding:  1996 - 3,981,966 shares
                           1995 - 3,395,288 shares             27,051                 22,150
Retained earnings                                              10,853                  8,414
Market value adjustment (net of tax effect) for
  investment securities available for sale                        (24)                   413
                                                        -------------          -------------
                                                               37,880                 30,977
  Less note payable by ESOP                                      (112)                  (112)
                                                        -------------          -------------
                        Total stockholders' equity             37,768                 30,865
                                                        -------------          -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     445,922          $     384,070
                                                        =============          =============


                            CAPITOL BANCORP LTD.
                      Consolidated Statements of Income
   For the Three Months and Nine Months Ended September 30, 1996 and 1995
                    (in thousands except per share data)


                                                          Three Months Ended         Nine Months Ended
                                                             September 30              September 30
                                                       -----------------------   -----------------------
                                                          1996         1995         1996         1995
                                                       ----------   ----------   ----------   ----------
Interest income:
  Portfolio loans (including fees)                     $    8,004   $    6,656   $   22,862   $   18,948
  Loans held for resale                                       207           90          656          179
  Taxable investment securities                               575          549        1,616        1,556
  Federal funds sold                                          449          410        1,025        1,041
  Interest-bearing deposits with banks                         10                        35           12
  Dividends on investment securities and other                 26           15          337           45
                                                       ----------   ----------   ----------   ----------

                              Total interest income         9,271        7,720       26,531       21,781

Interest expense:
  Demand deposits                                             592          590        1,683        1,710
  Savings deposits                                            359          310        1,014          939
  Time deposits                                             3,502        2,960        9,828        7,915
  Debt obligations and other                                   95          147          471          404
                                                       ----------   ----------   ----------   ----------

                             Total interest expense         4,548        4,007       12,996       10,968
                                                       ----------   ----------   ----------   ----------

                                Net interest income         4,723        3,713       13,535       10,813

Provision for loan losses                                     274          219          751          659
                                                       ----------   ----------   ----------   ----------
                          Net interest income after
                          provision for loan losses         4,449        3,494       12,784       10,154

Noninterest income:
  Service charges on deposit accounts                         171          153          539          407
  Trust fee income                                             67           65          199          170
  Gain on sale of investment securities
    available for sale                                          2                        82
  Other                                                       249            5          364          351
                                                       ----------   ----------   ----------   ----------

                           Total noninterest income           489          223        1,184          928

Noninterest expense:
  Salaries and employee benefits                            1,558        1,210        4,395        3,705
  Occupancy                                                   228          216          654          662
  Equipment rent, depreciation and maintenance                262          207          686          617
  Deposit insurance premiums                                  350           24          415          345
  Other                                                       800          737        2,674        2,499
                                                       ----------   ----------   ----------   ----------

                          Total noninterest expense         3,198        2,394        8,824        7,828
                                                       ----------   ----------   ----------   ----------

                 Income before federal income taxes         1,740        1,323        5,144        3,254
Federal income taxes                                          562          475        1,717        1,205
                                                       ----------   ----------   ----------   ----------

                                         NET INCOME    $    1,178   $      848   $    3,427   $    2,049
                                                       ==========   ==========   ==========   ==========

                               NET INCOME PER SHARE    $      .29   $      .23   $      .90   $      .57
                                                       ==========   ==========   ==========   ==========


                            CAPITOL BANCORP LTD.
                    Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 1996 and 1995



                                                            1996             1995
                                                         -----------      -----------
                                                                (in thousands)
OPERATING ACTIVITIES

  Net income                                               $   3,427        $   2,049
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                  751              659
      Depreciation of premises and equipment                     437              390
      Amortization of mortgage servicing rights                                   101
      Amortization of excess of cost over net
        assets of acquired subsidiaries                          145              213
      Net amortization of investment security
        premiums (accretion of discount)                        (114)              30
      Gain (loss) on sale of premises and equipment                6               (4)
  Originations and purchases of loans held for resale       (153,960)         (54,664)
  Proceeds from sales of loans held for resale               153,315           50,770
  Decrease (increase) in accrued interest income
     and other assets                                           (252)           2,392
  Increase (decrease) in accrued interest
     and other liabilities                                       (25)             733
                                                           ---------        ---------

        NET CASH PROVIDED BY OPERATING ACTIVITIES              3,730            2,669



INVESTING ACTIVITIES

  Proceeds from sale of 51% interest in mortgage subsidiary                       250
  Proceeds from sales of investment securities
     available for sale                                        4,460              251
  Proceeds from maturities of investment securities           26,911            7,115
  Purchases of investment securities                         (38,834)         (10,946)
  Net increase in portfolio loans                            (49,126)         (31,882)
  Proceeds from sales of premises and equipment                   13               22
  Purchases of premises and equipment                         (1,267)            (440)
                                                           ---------        ---------

            NET CASH USED BY INVESTING ACTIVITIES            (57,843)         (35,630)



FINANCING ACTIVITIES

  Net payments on debt obligations                            (1,650)            (351)
  Resources provided by minority interest                      4,966
  Net proceeds from issuance of common stock                   4,902            1,156
  Cash dividends paid                                           (988)            (697)
  Increase (decrease) in demand deposits, NOW
    accounts and savings accounts                             15,988           (4,156)
  Increase (decrease) in certificates of deposit              35,670           49,175
                                                           ---------        ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES             58,888           45,127
                                                           ---------        ---------

            INCREASE IN CASH AND CASH EQUIVALENTS              4,775           12,166

Cash and cash equivalents at beginning of period              45,331           24,211
                                                           ---------        ---------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  50,106        $  36,377
                                                           =========        =========

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

     The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     The consolidated balance sheet as of December 31, 1995 was derived from audited consolidated financial statements as of that date. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


Note B - Implementation of New Accounting Standards

     Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", establishes new guidelines for accounting and measurement of potential impairment of certain long-lived assets, including intangibles and goodwill, among other things. This new standard became effective for the Corporation January 1, 1996 and requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Statement requires the use of estimates of future cash flows and other estimates of fair value.

     Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended September 30, 1996.


Note C - New Banks

     During the nine months ended September 30, 1996, two de novo banks have been added. Bank of Tucson, in Tucson, Arizona, was formed effective June 27, 1996 and capitalized with $5.4 million of which $2.7 million was invested by the Corporation. Macomb Community Bank commenced operations on September 18, 1996 in Clinton Township,





                                    6 of 19

Michigan, and was capitalized with $4.0 million of which $2.0 million was invested by the Corporation. The Corporation's investments in these new banks were funded primarily from proceeds from exercise of warrants and related issuance of common stock earlier in the year.

     The Corporation owns 51% of the common stock of Bank of Tucson and Macomb Community Bank and, accordingly, these new banks are consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.


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

     Subsequent to March 31, 1995, MCI changed its name to Amera Mortgage Corporation. For periods after March 31, 1995, the Corporation's remaining investment in Amera Mortgage Corporation is accounted for under the equity method of accounting for its pro rata share of the mortgage company's net income or loss. If such sale had occurred at the beginning of 1995, net income would have approximated $2.1 million ($.58 per share) for the nine months ended September 30, 1995.


Note E - Prospective Impact of New Accounting Standards Not Yet Adopted

     Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", revises the accounting recognition of compensation expense for compensatory stock options and related disclosures. This new standard permits alternative expense recognition using certain option valuation models. For companies electing to continue past expense recognition practices (which the Corporation expects to implement), certain expanded pro forma disclosures of expense amounts and earnings are required using those valuation models (as if the alternative expense methods had been implemented). Management has not completed its analysis of this new accounting standard, which is expected to result in expanded disclosures to be made for the Corporation effective December 31, 1996.

     FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides additional guidance for the accounting for transfers of financial assets. Management has not completed its analysis of this new standard which will become effective January 1, 1997.

     A variety of proposed or otherwise potential accounting standards are currently under





                                    7 of 19
study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Corporation's financial statements.





                                    8 of 19

                                 PART I, ITEM 2


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Financial Condition

     Total assets amounted to $445.9 million at September 30, 1996, an increase of $61.8 million from the December 31, 1995 level of $384.1 million. The consolidated balance sheets include the Corporation and its banking subsidiaries, Capitol National Bank, Portage Commerce Bank, Ann Arbor Commerce Bank, Oakland Commerce Bank, Paragon Bank & Trust, Grand Haven Bank (85% owned) and, effective June 27, 1996 and September 18, 1996, respectively, Bank of Tucson and Macomb Community Bank (each 51% owned by the Corporation).

     During the nine months ended September 30, 1996, two de novo banks have been added. Bank of Tucson, in Tucson, Arizona, was formed effective June 27, 1996 and capitalized with $5.4 million of which $2.7 million was invested by the Corporation. Macomb Community Bank commenced operations on September 18, 1996 in Clinton Township, Michigan, and was capitalized with $4.0 million of which $2.0 million was invested by the Corporation. The Corporation's investments in these new banks were funded primarily from proceeds from exercise of warrants and related issuance of common stock earlier in the year. The Corporation owns 51% of the common stock of Bank of Tucson and Macomb Community Bank and, accordingly, these new banks are consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

     Portfolio loans increased during the nine-month period by approximately $49 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans which increased approximately $43 million, consistent with the Corporation's banks' emphasis on commercial lending activities.

     The allowance for loan losses at September 30, 1996 approximated $4.3 million or 1.28% of total portfolio loans, a slight decrease from the year-end 1995 ratio of 1.30%. For the first three quarters of 1996, net loan charge-offs approximated $177,000, as compared to $322,000 for the corresponding 1995 period. Provisions for loan losses have been maintained at a higher level in 1996 ($751,000) relative to 1995 ($659,000) commensurate with portfolio growth, levels of delinquent and other nonperforming loans and other factors. The timing of loan charge-offs generally differs from accrual of provisions for loan losses. Management expects loan charge-offs for 1996 to be consistent with the preceding year.

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

     The table below summarizes portfolio loan balances and activity in the allowance for





                                    9 of 19
loan losses for the interim periods (in thousands):


                                                                         1996             1995
                                                                     ------------      ------------
Allowance for loan losses at January 1                                 $  3,687         $  3,220
Loans charged-off:
               Commercial                                                   186              537
               Installment                                                   45               45
                                                                       --------         --------
                                 Total charge-offs                          231              582
Recoveries:
               Commercial                                                    43              235
               Real estate                                                    6                3
               Installment                                                    5               22
                                                                       --------         --------
                                 Total recoveries                            54              260
                                                                       --------         --------
                                 Net charge-offs                            177              322
Additions to allowance charged to expense                                   751              659
                                                                       --------         --------

               Allowance for loan losses at September 30               $  4,261         $  3,557
                                                                       ========         ========

Average total portfolio loans for period ended September 30            $306,735         $259,740
                                                                       ========         ========

Ratio of net charge-offs to average portfolio loans outstanding            0.06%            0.12%
                                                                       ========         ========


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



                                                                           September 30
                                       -------------------------------------------------------------------------------
                                                   1996                                             1995
                                       ----------------------------------               -------------------------------
                                                           %                                            %
                                                         Total                                        Total
                                                       Portfolio                                    Portfolio
                                                         Loans                                        Loans
                                                       ---------                                    ---------
 Commercial                             $   2,154         .65%                          $   1,675        .61%
 Real estate mortgage                         122         .04                                  71        .03
 Installment                                   76         .02                                  54        .02
 Unallocated                                1,909         .57                               1,757        .64
                                        ---------     -------                           ---------    -------


 Total allowance for loan losses        $   4,261        1.28%                          $   3,557       1.30%
                                        =========     =======                           =========    =======
      Total portfolio
        loans outstanding               $ 332,420                                       $ 273,143
                                        =========                                       =========


     In addition to the allowance for loan losses, certain loans are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At September 30, 1996, total loans under this program approximated $14.3 million. Reserves related to these loans, which are represented by earmarked funds on deposit at the banks, approximated $1.5 million and are not included in the recorded allowance for loan losses.





                                    10 of 19

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1995 and through September 30, 1996. Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at September 30, 1996 amounted to $2.55 million compared with $1.34 million at December 31, 1995 as summarized in the following table:


                                                             Sept 30          Dec 31
                                                              1996             1995
                                                           ---------        ---------
       Nonaccrual loans:
                                  Commercial                 $   776          $   438
                                  Real estate                    145              115
                                  Installment                     26               28
                                                             -------          -------
         Total nonaccrual loans                                  947              581

       Past due (>90 days) loans:
                                  Commercial                   1,385              379
                                  Real estate                    138              299
                                  Installment                     81               82
                                                             -------          -------
         Total past due loans                                  1,604              760
                                                             -------          -------
                 Total nonperforming loans                   $ 2,551          $ 1,341
                                                             =======          =======


         Nonperforming loans increased approximately $1.2 million during the nine months ended September 30, 1996. Most of the increase relates to a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately recorded in its determination of the adequacy of the allowance for loan losses.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $73,000 and $81,000 would have been recorded for the nine months ended September 30, 1996 and 1995, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $23,000 and $49,000, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $333,000 at September 30, 1996, a decrease of $639,000 from the year-end 1995 level of $972,000.





                                    11 of 19

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):



                                                                                                               Allowance as a
                                                                                                                Percentage of
                                  Total                       Allowance for             Nonperforming               Total
                              Portfolio Loans                  Loan Losses                  Loans              Portfolio Loans
                          -----------------------         ---------------------     -------------------     ------------------
                           Sept 30        Dec 31          Sept 30       Dec 31      Sept 30     Dec 31      Sept 30      Dec 31
                             1996          1995             1996         1995         1996       1995         1996        1995
                          ---------     ---------         -------       -------     -------     -------     --------     ------
 Ann Arbor Commerce Bank  $  74,414     $  58,869         $   990       $   765     $   380     $   147       1.33%       1.30%
 Bank of Tucson               1,303           n/a              12           n/a         ---         n/a        .92         n/a
 Capitol National Bank       77,907        75,468           1,035         1,058         469         396       1.33        1.40
 Grand Haven Bank            24,090        14,630             266           155         ---         ---       1.10        1.06
 Macomb Community Bank          549           n/a               6           n/a         ---         n/a       1.09         n/a
 Oakland Commerce Bank       51,661        46,146             638           552       1,189         448       1.23        1.20
 Paragon Bank & Trust        43,468        41,288             537           494         315         ---       1.24        1.20
 Portage Commerce Bank       57,874        45,870             777           663         198         350       1.34        1.45
 Other, net                   1,154         1,200             ---           ---         ---         ---        ---         ---
                          ---------     ---------         -------       -------     -------     -------       ----        ----
 Consolidated             $ 332,420     $ 283,471         $ 4,261       $ 3,687     $ 2,551     $ 1,341       1.28%       1.30%
                          =========     =========         =======       =======     =======     =======       ====        ====
 n/a - Not applicable

        Noninterest-bearing deposits approximated 11.9% of total deposits at September 30, 1996, a decrease from the December 31, 1995 level of 12.9%. The decline in the ratio of noninterest-bearing deposits in 1996 relates primarily to escrow and custodial funds associated with mortgage servicing activities of the mortgage affiliate placed on deposit at one of the Corporation's banks.





                                    12 of 19

Results of Operations

        Net income for the nine months ended September 30, 1996 amounted to $3,427,000 ($.90 per share), a significant increase over the $2,049,000 ($.57 per share) earned during the corresponding period of 1995. Net income for the three months ended September 30, 1996 approximated $1,178,000 ($.29 per share), as compared to $848,000 ($.23 per share) for the same period of 1995. Net income for interim 1996 periods has been favorably impacted by higher interest margins and fees and dividend income. Operating results (in thousands) were as follows:

                                                                          Nine months ended September 30
                                                          ------------------------------------------------------------------
                                                                                     Return on                Return on
                                     Total Assets              Net Income          Beginning Equity         Average Assets
                                 ----------------------   --------------------    -------------------    -------------------
                                   Sept 30      Dec 31
                                    1996         1995       1996         1995       1996        1995       1996        1995
                                 ---------    ---------   --------     -------    -------     -------    -------     -------
 Ann Arbor Commerce Bank          $ 94,661     $ 75,954     $  841      $  579      22.80%      18.82%      1.35%       1.22%
 Bank of Tucson (1)                 11,440         n/a         (59)        n/a       n/a         n/a        n/a         n/a
 Capitol National Bank              97,108       97,622      1,125         897      20.74       18.58       1.56        1.30
 Grand Haven Bank (2)               29,647       20,930        159          42       8.02        n/a         .85        n/a
 Macomb Community Bank (1)           5,036         n/a         (18)        n/a       n/a         n/a        n/a         n/a
 Oakland Commerce Bank              72,239       61,469        430         396      11.04        9.57        .83         .93
 Paragon Bank & Trust               54,964       56,064        475         290      12.51        9.50       1.16         .75
 Portage Commerce Bank              72,822       64,019        805         650      22.69       21.37       1.59        1.48
                                  --------     --------     ------      ------     -----        -----      -----       -----
   Total Banks                     437,917      376,058      3,758       2,854      16.82       14.43       1.24        1.13

 Mortgage Banking (3)                2,884        3,077      (  93)       (106)      n/a         n/a        n/a         n/a
 Other, net                          5,121        4,935      ( 238)       (699)      n/a         n/a        n/a         n/a
                                  --------     --------     ------      ------     -----        -----      -----       -----
 Consolidated                     $445,922     $384,070     $3,427      $2,049     14.80%       10.63%      1.11%       0.79%
                                  ========     ========     ======      ======     =====        =====      =====       =====

 n/a -    Not applicable.
 (1) - Bank of Tucson and Macomb Community Bank, de novo banks, commenced operations June 27, 1996 and September 18, 1996, respectively, and are 51% owned by the Corporation.
 (2) - Grand Haven Bank (85% owned and formerly a branch of Paragon Bank & Trust) commenced operations effective May 1, 1995.
 (3) - Effective March 31, 1995, the Corporation sold a majority interest in Amera Mortgage Corporation (formerly Mortgage Connection, Inc., acquired in 1992); for periods after March 31, 1995, the Corporation's remaining investment (49%) has been accounted for under the equity method.

        Net interest income increased 25.2% during the nine-month 1996 period versus the corresponding period of 1995. The growth in net interest income was primarily the result of margins associated with growth in loans and deposits in addition to certain nonrecurring dividends in March 1996. Both Bank of Tucson and Macomb Community Bank, because of their brief period of inclusion, had minimal impact on earnings for the 1996 interim period.

        Noninterest income increased in 1996 to $1.2 million for the nine-month period, as compared with $928,000 for the corresponding 1995 period, primarily due to inclusion of the mortgage unit's operations for the first quarter of 1995. Service charge income and trust fee income increased 32% and 17%, respectively, mainly due to an increasing number of accounts.

        The provision for loan losses amounted to $751,000 for the nine-month 1996 period as compared to $659,000 for the corresponding period of 1995. The increased interim provision for loan losses in 1996 compared to the interim 1995 period relates primarily to portfolio growth. The provision for loan losses is based on management's analysis of the loan portfolio as discussed elsewhere herein.

        Noninterest expense for the nine months ended September 30, 1996 approximated $8.8 million compared with $7.8 million in 1995. The increase in noninterest expense is associated with normal growth and increases in general operating costs. In addition, the increase reflects





                                    13 of 19
an assessment accrued effective September 30, 1996 in the amount of $320,000 at Oakland Commerce Bank related to recent legislation adjusting FDIC deposit insurance premiums for certain financial institutions. This large assessment amount will result in substantially lower FDIC insurance premiums for Oakland Commerce Bank in the future while the Corporation's other banks will incur slightly higher deposit insurance premiums.



Liquidity and Capital Resources

        Cash and cash equivalents amounted to $50.1 million or 11.2% of total assets at September 30, 1996 as compared with $45.3 million or 11.8% of total assets at December 31, 1995. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the Corporation's liquidity position at September 30, 1996 is adequate to fund loan demand and meet depositor needs.

        In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At September 30, 1996 and December 31, 1995, the Corporation had approximately $41 million and $34 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

        At September 30, 1996, the Corporation had lines of credit from an unrelated financial institution aggregating $10 million. Under this credit facility, borrowings outstanding approximated $4 million at September 30, 1996 ($5.6 million at December 31, 1995). Borrowings were reduced during interim 1996 periods as proceeds from issuance of common stock upon exercise of warrants and stock options exceeded current cash needs. Future funding for formation of new banks (to the extent not otherwise funded by internal capital resources) or other needs may be met by additional future borrowings. Under the terms of the credit agreement, $8 million is convertible into long-term notes; $2 million of the lines of credit are revolving and are reviewed annually for continuance.

        Two of the Corporation's banks, (Oakland Commerce Bank and Ann Arbor Commerce Bank) have secured lines of credit with the Federal Home Loan Bank. Borrowings thereunder approximated $3 million and additional borrowing capacity approximated $9.1 million at September 30, 1996.

        In 1994, approximately 743,000 warrants were issued in a merger transaction. Each warrant enables the holder to purchase one share of the Corporation's common stock at an exercise price of $8.99 per warrant. During interim periods in 1996, approximately 488,000 warrants were exercised, resulting in proceeds to the Corporation of $4,391,000. In addition, the exercise of 81,334 stock options resulted in additional proceeds during the period of $520,000. These and other transactions resulted in issuance of 586,678 shares of common stock during the nine months ended September 30, 1996. At September 30, 1996, 164,000 warrants remained outstanding and expire on June 30, 1997. If all remaining warrants were exercised, the Corporation would receive additional cash and capital approximating $1.5 million





                                    14 of 19
and issue 164,000 shares of previously unissued common stock, although there is no assurance that such warrants will be exercised. Stockholders' equity also increased in 1996 through net income, less dividends paid.

        The Corporation's Board of Directors recently approved a cash dividend of $.09 per share payable December 2, 1996 to shareholders of record as of November 1, 1996 following prior 1996 dividends of $.09 per share paid on March 1, June 1, and September 1. The dividend amounts in 1996 represent an increase over the dividends of $.07 per share paid quarterly in 1995. On October 30, 1996, the Corporation announced a 10% stock dividend distributable on December 31, 1996 to shareholders of record on December 2, 1996.

        As discussed previously, certain investment securities are designated as "available for sale" and, accordingly, are adjusted to market value at the balance sheet date (net of corresponding tax effect). Changes in market values of investment securities at their respective balance sheet dates decreased stockholders' equity by $437,000 for the nine months ended September 30, 1996.

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

        Capital, as a percentage of total assets, approximated 8.5% at September 30, 1996, a slight increase from the beginning of the year ratio of 8.0%. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown below (dollars in thousands):


                               Ann Arbor   Bank      Capitol   Grand     Macomb     Oakland   Paragon  Portage  Capitol
                               Commerce     of       National  Haven    Community   Commerce  Bank &  Commerce  Bancorp
                                 Bank     Tucson(1)   Bank     Bank(1)   Bank(1)     Bank     Trust     Bank     Ltd.   Consolidated
                                -------   --------- ---------  -------  ---------   --------  ------- --------  ------- ------------
 Financial Position:
   Total Assets                 $94,661   $11,440   $97,108   $29,647     5,036     $72,239  $54,964   $72,822  $43,744   $445,922
   Total Assets for Risk-Based
     Capital Purposes            95,670    11,453    98,179    29,899     5,042      72,887   55,433    73,636   42,535    448,998
   Risk-Weighted Assets          69,709     3,615    72,412    21,557     1,964      52,504   44,819    55,096   40,058    326,247

   Tier I Capital                 6,171     5,304     7,787     2,563     3,690       5,331    4,181     5,128   35,397     40,363
   Allowable Tier II Capital        873        12       907       266         6         638      537       690   (1,097)     2,832
   Tier I and Allowable Tier II
     Capital, Combined            7,044     5,316     8,694     2,829     3,696       5,969    4,718     5,818   34,300     43,195
 Ratios Based on Financial
 Position:
   Ratio of Tier I Capital to
     Risk-Weighted Assets          8.85%   146.73%    10.75%    11.80%   187.88%      10.15%    9.33%     9.31%   83.38%     12.28%
   Ratio of Combined Tier I
    and Tier II Capital to
     Risk-Weighted Assets         10.10%   147.06%    12.01%    13.12%   188.19%      11.37%   10.53%    10.56%   85.62%     13.24%
   Leverage Ratio                  6.52%    46.36%     8.02%     8.69%    73.27%       7.38%    7.61%     7.04%   85.61%      9.10%
 Ratios Required:
   Tier I                          4.00%     4.00%     4.00%     4.00%     4.00%       4.00%    4.00%     4.00%    4.00%      4.00%
   Tier I and Tier II Combined     8.00%     8.00%     8.00%     8.00%     8.00%       8.00%    8.00%     8.00%    8.00%      8.00%
   Leverage Ratio                  4.00%     8.00%     4.00%     8.00%     8.00%       4.00%    4.00%     4.00%    3.00%      4.00%

  (1) Conditional to their commercial bank charters, Grand Haven Bank, Bank of Tucson and Macomb Community Bank are required to maintain Tier
        I leverage capital to total assets ratios of not less than 8% for the first three full years of operations.





                                    15 of 19

        The Corporation's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with de novo bank expansion in selected markets as opportunities arise. In the second and third quarters of 1996, two new 51% owned banks (Bank of Tucson and Macomb Community Bank, respectively) have been added to the Corporation's consolidated group. Management continues to be actively engaged in the ongoing process of exploring opportunities for future growth which includes de novo bank formation and other growth strategies. Accordingly, the Corporation may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future de novo banks and/or additions of other operating units could be either wholly-owned or majority-owned by the Corporation.

        As of September 30, 1996, the Corporation has applications pending with certain regulatory agencies for permission to acquire a majority interest in a de novo bank to be formed in Brighton, Michigan.

        Management believes the Corporation's capital resources at September 30, 1996 to be adequate to fund existing operations, future growth and expansion.


Impact of New Accounting Standards

        Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", establishes new guidance for accounting and measurement of potential impairment of certain long-lived assets including intangibles and goodwill, among other things. This new standard became effective for the Corporation January 1, 1996 and requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Statement requires the use of estimates of future cash flows and other estimates of fair value.

        Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended September 30, 1996.

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

        FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides additional guidance for the accounting for transfers of financial assets. Management has not completed its analysis of this new standard which will become effective January 1, 1997.





                                    16 of 19

        At any time, there are a number of proposed new accounting standards under consideration by standard-setting bodies, bank regulatory agencies and other entities. Because of the fluid status of such proposals, the potential impact thereof on the Corporation's financial statements is unclear.





                                    17 of 19

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

                                (27)   Financial Data Schedule

                (b)  Reports on Form 8-K:
                                No reports on Form 8-K were filed during the quarter ended September 30, 1996.





                                    18 of 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CAPITOL BANCORP LTD.
                                    (Registrant)

                                     \s\ Joseph D. Reid
                                    ----------------------------------------
                                    Chairman, President and CEO
                                    (duly authorized to sign on behalf of
                                    of the registrant)


                                     \s\ Lee W. Hendrickson
                                    ----------------------------------------
                                    Vice President and
                                    Chief Financial Officer




Date:     November 4, 1996





                                    19 of 19

                                EXHIBIT INDEX
                                -------------



EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------

     11             Statement Regarding Computation of Per Share Earnings

     27             Financial Data Schedule