Form 10KSB
period 1996-12-31
CAPITOL BANCORP LTD
filed 1997-03-21
CIK 840264

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
                     (X) ANNUAL REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the fiscal year ended December 31, 1996 or
                   ( ) TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 33-24728C

                              CAPITOL BANCORP LTD.
                 (Name of Small Business Issuer in its Charter)

           MICHIGAN                                         38-2761672
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification Number)

                          ONE BUSINESS & TRADE CENTER
                          200 WASHINGTON SQUARE NORTH
                            LANSING, MICHIGAN  48933
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (517) 487-6555

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON STOCK, NO PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X          NO_____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  (    )

     State issuer's revenues for its most recent fiscal year:
                                  $38,184,161

     As of February 17, 1997, 4,522,066 shares of the Registrant's Common Stock, no par value, were outstanding. Based upon the published closing price for the Registrant's common stock on February 17, 1997, the aggregate market value of the Registrant's common stock held by nonaffiliates on that day was $51,718,990.

          Transitional Small Business Disclosure Format (Check One)
                          YES_____;           NO  X

                      DOCUMENTS INCORPORATED BY REFERENCE

                           See Cross-Reference Sheet

                              CAPITOL BANCORP LTD
                                  Form 10-KSB
                      Fiscal Year Ended: December 31, 1996
                             CROSS REFERENCE SHEET

ITEM OF FORM 10-KSB                          INCORPORATION BY REFERENCE FROM:
-------------------                          ----------------------------------
     Part I
     ------

Item 1,  Description of Business             Pages 18-19, 25, 27, 32-33 and 35,
                                             Annual Report

Item 2,  Description of Property             Pages 15-17 and 28, Annual Report

     Part II
     -------

Item 5,  Market for Common Equity and        Pages 11-12, 28-30 and 36, Annual
           Related Stockholder Matters       Report

Item 6,  Management's Discussion             Pages 13-19, Annual Report
           and Analysis of Financial
           Condition and Results of
           Operations

Item 7,  Financial Statements                Pages 20-35, Annual Report

     Part III
     --------

Item 9,  Directors, Executive                Pages 2-5, Proxy Statement,
           Officers, Promoters and           and Page 36, Annual Report
           Control Persons; Compliance
           with Section 16(a) of the
           Exchange Act

Item 10, Executive Compensation              Pages 7-9, Proxy Statement

Item 11, Security Ownership of               Pages 1-5 and Page 7, Proxy
           Certain Beneficial                Statment
           Owners and Management

Item 12, Certain Relationships               Pages 7-9, Proxy Statement
           and Related Transactions

Item 13, Exhibits and Reports on             Pages 20-35, Annual Report
           Form 8-K - Index to
           Financial Statements
           and Schedules

KEY:
"Annual Report"     means the 1996 Annual Report of the Registrant provided to
                    Stockholders and the Commission pursuant to Rule 14a-3(b).

"Proxy Statement"   means the Proxy Statement of the Registrant on Schedule 14A to be filed pursuant to Rule 14a-101. It is expected that the Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB.

Note: The page number references herin are based on the paper version of the Annual Report and Proxy Statement. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                              CAPITOL BANCORP LTD.

                         1996 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                                              PART I
ITEM  1.   Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

ITEM  2.   Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM  3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM  4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .  16


                                                              PART II

ITEM  5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  17

ITEM  6.   Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . .  17

ITEM  7.   Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM  8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . .  17


                                                             PART III

ITEM  9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . .  18

ITEM 12.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 13.  Exhibits and Reports on Form 8-K - Index to Financial Statements and Schedules  . . . . . . . . .  19

                                     PART I

Item 1, Description of Business.

A. Business Development:

     Incorporated by reference from Page 25, Annual Report, under the caption "Note A--Significant Accounting Policies" and the subcaption thereunder, "Nature of Operations, Basis of Presentation and Principles of Consolidation" and Page 27, Annual Report under the caption "Note B--Changes in Consolidated Group".


B. Business of Issuer:

     Incorporated by reference from Page 25, Annual Report, under the caption "Note A--Significant Accounting Policies" and the subcaption thereunder, "Nature of Operations, Basis of Presentation and Principles of Consolidation" and Page 27, Annual Report, under the caption "Note B--Changes in Consolidated Group" and Pages 18 and 19, Annual Report, under the caption "Trends Affecting Operations".

     The Corporation and its subsidiaries are engaged in a single business activity--banking. Certain agencies have, however, suggested that bank holding companies engaged in certain related activities, such as mortgage banking, are engaged in more than one business "segment" for financial reporting purposes, even though such activities are deemed by other regulatory agencies as being not a separate or distinct segment. Financial information regarding the Corporation's activities is incorporated herein by reference from Page 35, Annual Report, under the caption "Note P--Composition of Business Activities".

     At December 31, 1996, the Corporation and its subsidiaries employed 137 full time equivalent employees.


C. Incorporated by reference from Pages 32 and 33, Annual Report, under the caption "Note N -- Dividend Limitations of Subsidiaries and Other Capital Requirements".


D. The following tables (Tables A to H, inclusive), present certain statistical information regarding the Corporation's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) CAPITOL BANCORP LTD.




Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table sets forth the daily average balances for the major asset and liability categories and the actual related interest income and expense (in thousands) and average yield/cost for the years ended December 31, 1996, 1995 and 1994.




                                                                         Year Ended December 31

                                                         1996                                           1995
                                           --------------------------------------      ----------------------------------
                                                         Interest          (1)                     Interest       (1)
                                           Average        Income/        Average        Average     Income/      Average
                                           Balance        Expense      Yield/Cost       Balance     Expense    Yield/Cost
                                           --------------------------------------       ----------------------------------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies     $39,549          $2,234      5.65%          $35,136      $2,016         5.74%
   States and political subdivisions (2)         207              18      8.70%              271          10         3.69%
   Other                                       2,510             372     14.82%            2,752         208         7.56%
 Interest-bearing deposits with banks            474              42      8.86%              339          10         2.95%
 Federal funds sold                           32,318           1,541      4.77%           24,758       1,453         5.87%
 Loans held for resale                        10,737             818      7.62%            4,605         300         6.51%
 Portfolio loans (3)                         318,491          31,454      9.88%          264,919      25,916         9.78%
                                           ---------       ---------    ------          --------     -------       ------
        Total Interest-Earning
               Assets/Interest Income        404,286          36,479      9.02%          332,780      29,913         8.99%
 Allowance for loan losses (deduct)           (4,095)                                     (3,441)
 Cash and due from banks                      14,149                                      10,960
 Mortgage servicing rights, net                                                              459
 Premises and equipment, net                   3,188                                       2,500
 Other assets                                 12,734                                      10,290
                                           ---------                                    --------
                         Total Assets       $430,262                                    $353,548
                                           =========                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                           $35,288          $1,384      3.92%          $32,684      $1,248         3.82%
  Time deposits under $100,000               160,502           9,555      5.95%          129,698       7,700         5.94%
  Time deposits of $100,000 or more           66,106           3,935      5.95%           54,096       3,316         6.13%
  Other interest-bearing deposits             69,818           2,418      3.46%           60,649       2,297         3.79%
 Debt obligations                              8,625             496      5.75%            7,193         492         6.84%
 Other                                                            12                                      26
                                           ---------       ---------    ------          --------     -------       ------
        Total Interest-Bearing
          Liabilities/Interest Expense       340,339          17,800      5.23%          284,320      15,079         5.30%

 Noninterest-bearing demand deposits          44,727                                      36,868
 Accrued interest on deposits and
  other liabilities                            4,166                                       2,969
 Minority interest in consolidated
  subsidiaries                                 2,439                                         261
 Stockholders' equity                         38,591                                      29,130
                                           ---------                                    --------
                Total Liabilities and
                 Stockholders' Equity       $430,262                                    $353,548
                                           =========       ---------                    ========     -------
Net Interest Income                                          $18,679                                 $14,834
                                                           =========                                 =======
Interest Rate Spread (4)                                                  3.79%                                  3.69%
                                                                        ======                                 ======
Net Yield on Interest-Earning Assets (5)                                  4.62%                                  4.46%
                                                                        ======                                 ======
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities         1.19 X                                      1.17 X
                                            ==========                                  ==========
                                                  Year Ended December 31

                                                          1994
                                          -------------------------------------
                                                        Interest       (1)
                                            Average     Income/      Average
                                            Balance      Expense    Yield/Cost
                                          -----------  ---------- -------------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies     $23,426       $1,278        5.46%
   States and political subdivisions (2)         275           10        3.64%
   Other                                       3,322          246        7.41%
 Interest-bearing deposits with banks            469           22        4.69%
 Federal funds sold                           16,059          679        4.23%
 Loans held for resale                         9,183          358        3.90%
 Portfolio loans (3)                         203,924       18,887        9.26%
                                          ----------    ---------     -------
        Total Interest-Earning
               Assets/Interest Income        256,658       21,480        8.37%
 Allowance for loan losses (deduct)           (2,859)
 Cash and due from banks                       9,727
 Mortgage servicing rights, net                3,220
 Premises and equipment, net                   2,265
 Other assets                                  7,940
                                          ----------
                         Total Assets       $276,951
                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                           $33,876       $1,090        3.22%
  Time deposits under $100,000                90,079        4,443        4.93%
  Time deposits of $100,000 or more           28,745        1,372        4.77%
  Other interest-bearing deposits             58,517        1,880        3.21%
 Debt obligations                              6,965          517        7.42%
 Other                                                         95
                                          ----------    ---------     -------
        Total Interest-Bearing
          Liabilities/Interest Expense       218,182        9,397        4.31%

 Noninterest-bearing demand deposits          33,228
 Accrued interest on deposits and
  other liabilities                            3,578

 Minority interest in consolidated
 subsidiaries
 Stockholders' equity                         21,963
                                            --------
                Total Liabilities and
                 Stockholders' Equity       $276,951
                                            ========     --------
Net Interest Income                                       $12,083
                                                         ========
Interest Rate Spread (4)                                                 4.06%
                                                                       ======
Net Yield on Interest-Earning Assets (5)                                 4.71%
                                                                       ======
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities         1.18 X
                                            ==========

(1) Average yield/cost is determined by dividing the actual interest income/expense by the daily average balance of the asset or liability category.
(2) Tax equivalent yield.
(3) Average balance of loans includes non-accrual loans.
(4) Interest rate spread represents the average yield on interest-earning assets less the average cost of interest-bearing liabilities.
(5) Net yield is based on net interest income as a percentage of average total interest-earning assets.

CHANGES IN NET INTEREST INCOME (TABLE B)
CAPITOL BANCORP LTD.



The following table summarizes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's net interest income during the periods indicated. The change in interest attributable to volume is calculated by multiplying the annual change in volume by the prior year's rate. The change in interest attributable to rate is calculated by multiplying the annual change in rate by the current year's average balance. Any variance attributable jointly to volume and rate changes has been allocated to each category based on the percentage of each to the total change in both categories.





                                                                        Year Ended December 31
                                                    ------------------------------------------------------------
                                                       1996 compared to 1995           1995 compared to 1994
                                                    ----------------------------     ---------------------------
                                                    Volume      Rate   Net Total     Volume     Rate   Net Total
                                                    ------     ------  ---------     ------     ----  ----------
Increase (Decrease) In Interest Income:
  Investment securities:
    U.S. Treasury and government agencies              $253      ($35)     $218        $640       $98      $738
    States and political subdivisions                    (2)       10         8
    Other                                               (18)      182       164         (42)        4       (38)
  Interest-bearing deposits with banks                    4        28        32          (6)       (6)      (12)
  Federal funds sold                                    444      (356)       88         368       406       774
  Loans held for resale                                 399       119       518        (178)      120       (58)
  Portfolio loans                                     5,239       299     5,538       5,651     1,378     7,029
                                                    -------     -----    ------      ------    ------    ------
                  Total                               6,319       247     6,566       6,433     2,000     8,433


Increase (Decrease) In Interest Expense
  On Deposits:
    Savings                                              99        37       136         (38)      196       158
    Time deposits under $100,000                      1,830        25     1,855       1,948     1,309     3,257
    Time deposits of $100,000 or more                   736      (117)      619       1,209       735     1,944
    Other interest-bearing deposits                     348      (227)      121          66       351       417
Debt obligations                                         98       (94)        4          17       (42)      (25)
Other                                                   (14)                (14)        (69)                (69)
                                                    -------     -----    ------      ------    ------    ------
                  Total                               3,097      (376)    2,721       3,133     2,549     5,682
                                                    =======     =====    ======      ======    ======    ======
Increase (Decrease) in Net
  Interest Income                                    $3,222      $623    $3,845      $3,300     ($549)   $2,751
                                                     ======      ====    ======      ======      ====    ======


                                                      Year Ended December 31
                                                   ----------------------------
                                                        1994 compared to  1993
                                                   ----------------------------
                                                   Volume      Rate   Net Total
                                                   ------     ------  ---------
Increase (Decrease) In Interest Income:
  Investment securities:
    U.S. Treasury and government agencies            $537        $2      $539
    States and political subdivisions                   1                   1
    Other                                             (78)       55       (23)
  Interest-bearing deposits with banks                (17)        2       (15)
  Federal funds sold                                    9       201       210
  Loans held for resale                              (883)     (308)   (1,191)
  Portfolio loans                                   3,542       688     4,230
                                                   ------     -----   -------
                  Total                             3,111       640     3,751


Increase (Decrease) In Interest Expense
  On Deposits:
    Savings                                            88        27       115
    Time deposits under $100,000                      307      (115)      192
    Time deposits of $100,000 or more                 312        98       410
    Other interest-bearing deposits                   481        35       516
Debt obligations                                      126       116       242
Other                                                (149)               (149)
                                                   ------     -----   -------
                  Total                             1,165       161     1,326
                                                   ======     =====   =======
Increase (Decrease) in Net
  Interest Income                                  $1,946      $479    $2,425
                                                   ======     =====   =======


INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LTD.



The following table sets forth the amortized cost and market value of investment securities as of December 31, 1996, 1995 and 1994 (in thousands):


                                                                     December 31
                                         --------------------------------------------------------------------
                                                     1996                                   1995
                                         ------------------------------        ------------------------------
                                          Amortized            Market            Amortized           Market
                                             Cost              Value                Cost             Value
                                         -----------        -----------        -----------        -----------
U.S. Treasury and government agencies        $46,162            $46,221            $32,846            $33,559
States and political subdivisions                100                100                250                250
Other:
 Corporate bonds                                 301                300                739                737
 Federal Reserve Bank stock                      116                116                116                116
 Federal Home Loan Bank Stock                    984                984                664                664
 Corporate stock (1)                           1,003              1,003              1,003              1,003
                                           ---------         ----------          ---------          ---------
     Total Other Securities                    2,404              2,403              2,522              2,520
                                           ---------         ----------          ---------          ---------
     Total Investments                       $48,666            $48,724            $35,618            $36,329
                                           =========         ==========          =========           =========


                                                     1994
                                           ------------------------
                                             Amortized       Market
                                               Cost          Value
                                           -----------   ----------
U.S. Treasury and government agencies          $31,787      $30,691
States and political subdivisions                  275          268
Other:
 Corporate bonds                                 1,182        1,156
 Federal Reserve Bank stock                        116          116
 Federal Home Loan Bank Stock                      664          664
 Corporate stock (1)                               907          907
                                              --------     --------
     Total Other Securities                      2,869        2,843
                                              --------     --------
     Total Investments                         $34,931      $33,802
                                              ========     ========


(1) Consists primarily of investment in the common stock of Access BIDCO, Incorporated.



The following table sets forth the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 1996 (in thousands):



                                        U.S. Treasury and            States and Political               Other
                                       Government Agencies                Subdivisions                Securities
                                    --------------------------     --------------------------- ------------------------
                                                     Weighted                    Weighted                     Weighted       Total
                                    Amortized         Average      Amortized       Average      Amortized      Average     Carrying
                                        Cost            Yield          Cost         Yield           Cost         Yield      Amount
                                    ---------       ----------     ----------    -------------  ----------    ----------  ----------
Maturity:
 Due in one year or less             $14,598             6.78%        $100           3.75%         $301          5.73%      $14,999
 Due after one year but within
  five years                          27,085             6.10%                                                               27,085
 Due after five years but within
  ten years                            4,365             6.57%                                                                4,365
 Due after ten years                     114             7.23%                                                                  114
 Without stated maturities                                                                        2,103          *            2,103
                                     -------                        ------                      -------                     -------
                          Total      $46,162                          $100                       $2,404                     $48,666
                                     =======                        ======                      =======                     =======




* Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.





Following is a summary of average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 1996:


U.S. Treasury securities              1 year            5  months
U.S. Agencies                         2 years           7  months
States and Political subdivisions                      10  months
Other                                                   1  month

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LTD.

Portfolio Loans outstanding as of the end of each period are shown in the following table according to type of loan (in thousands):

                                                                         December 31
                                            -----------------------------------------------------------------------
                                                      1996                  1995                     1994
                                            ----------------------  --------------------   -----------------------
Commercial - real estate                    $180,310        50.42%  $140,462      49.55%    $99,330         41.12%
Commercial - other                           103,151        28.84%    81,699      28.82%     83,391         34.52%
                                           ---------      -------   --------    -------    --------       -------
                Total Commercial Loans       283,461        79.26%   222,161      78.37%    182,721         75.63%

Real estate mortgage                          53,712        15.02%    48,954      17.27%     47,260         19.56%
Installment                                   20,450         5.72%    12,356       4.36%     11,602          4.80%
                                           ---------      -------   --------    -------    --------       -------
                 Total Portfolio Loans      $357,623       100.00%  $283,471     100.00%   $241,583        100.00%
                                           =========      =======   ========    =======    ========       =======

                                                            December 31
                                             --------------------------------------------
                                                      1993                    1992
                                             --------------------    --------------------
Commercial - real estate                     $74,142       43.23%    $54,992        34.70%
Commercial - other                            51,513       30.03%     50,137        31.64%
                                            --------      ------    --------      -------
                Total Commercial Loans       125,655       73.26%    105,129        66.34%

Real estate mortgage                          34,743       20.26%     41,552        26.22%
Installment                                   11,116        6.48%     11,788         7.44%
                                            --------      ------    --------      -------
                 Total Portfolio Loans      $171,514      100.00%   $158,469       100.00%
                                            ========      ======    ========      =======

The following table presents (in thousands) the remaining maturity of portfolio loans outstanding at December 31, 1996 according to scheduled repayments of principal. The amounts due after one year are classified according to sensitivity to changes in interest rates.

Aggregate maturities of portfolio loan balances which are due:

                                                                                            Fixed       Variable
                                                                                             Rate         Rate         Total
                                                                                          ---------     ---------    ---------
  In one year or less                                                                       $82,439      $138,238     $220,677
  After one year but within five years                                                      127,620         4,008      131,628
  After five years                                                                            2,227         2,034        4,261
  Non-accrual loans (all of which are classified as variable rate)                                          1,057        1,057
                                                                                          ---------     ---------    ---------
                                 Total                                                     $212,286      $145,337     $357,623
                                                                                          =========     =========    =========

The following summarizes, in general, the Corporation's various loan classifications:
          Commercial - Real Estate
          Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size approximates $500,000, and at December 31, 1996, approximately 25% of such properties were owner-occupied.

          Commercial - Other
          Includes a range of business credit products, current asset lines of credit and equipment term loans. These products bear higher inherent economic risk than other types of lending activities. A typical loan size approximates $250,000, and multiple account relationships serve to reduce such risks.

          Real Estate
          Includes single family residential loans held for permanent portfolio, and home equity lines of credit. Risks are nominal, borne out by loss experience, housing economic data and loan-to-value percentages.

          Installment
          Includes a broad range of consumer credit products, secured by automobiles, boats, etc., with typical consumer credit risks.

All loans are subject to underwriting procedures commensurate with the loan size, nature of collateral, industry trends, risks and experience factors. Appropriate collateral is required for most loans, as is documented evidence of debt repayment sources.

The aggregate amount of non-performing portfolio loans is set forth in the following table. Non-performing loans comprise (a) loans accounted for on a non-accrual basis, and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in non-accrual loans in (a) above) and consist primarily of commercial real estate loans. Non-performing portfolio loans include all loans for which, based on the Corporation's loan rating system, management has concerns. Loans are placed in non-accrual status when, in management's opinion, there is a reasonable probability of not collecting 100% of future principal and interest payments. In addition, certain loans, although current based on the Corporation's rating criteria, are placed in non-accrual status. Generally, loans are placed in non-accrual status when they become 90 days delinquent; however, management may elect to continue the accrual of interest in certain circumstances. When interest accruals are discontinued, interest previously accrued (but unpaid) is reversed. If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the year, additional interest income of $112,000 would have been recorded in 1996. Interest income recognized on loans in non-accrual status in 1996 operations approximated $39,000. At December 31, 1996, there were no material amounts of loans which were restructured or otherwise renegotiated as a concession to troubled borrowers.

CAPITOL BANCORP LTD.

                                                                                  December 31
                                                          ----------------------------------------------------------------
                                                             1996          1995           1994         1993         1992
                                                          ----------     --------     ------------   --------   ----------
                                                                                     (in thousands)
Non-performing Loans:
  Non-accrual loans:  Commercial                                $928         $438        $1,121         $628      $3,286
                      Real estate                                107          115           156        1,442
                      Installment                                 22           28            43            8          25
                                                             -------       ------       -------       ------    --------
        Total Non-accrual Loans                                1,057          581         1,320        2,078       3,311

  Past due loans:     Commercial                               1,009          379           146          447         437
                      Real estate                                549          299           424           68          44
                      Installment                                 84           82            40          104          71
                                                             -------       ------       -------       ------    --------
        Total Past Due Loans                                   1,642          760           610          619         552
                                                             -------       ------       -------       ------    --------
Total Non-performing Loans                                    $2,699       $1,341        $1,930       $2,697      $3,863
                                                             =======       ======       =======       ======     =======
Nonperforming Loans as a Percentage
  of Total Portfolio Loans                                      0.75%        0.47%         0.80%        1.57%       2.44%
                                                             =======       ======       =======       ======     =======

Nonperforming Loans as a Percentage
  of Total Assets                                               0.55%        0.35%         0.61%        1.06%       1.72%
                                                             =======       ======       =======       ======     =======

Allowance for Loan Losses as a
  Percentage of Non-performing Loans                          169.62%      274.94%       166.84%       92.70%      60.03%
                                                             =======       ======       =======       ======     =======


Nonperforming assets increased substantially in 1992 related to certain commercial loans which had been made by United Savings Bank prior to its conversion to become Oakland Commerce Bank. In subsequent periods, such nonperforming loans were reduced as such loans were resolved.


The table below summarizes activity in other real estate owned, including transfers to and from the loan portfolio and subsequent payments on or sales of the property, for each period (in thousands):


                                                                                 Year Ended December 31
                                                              ----------------------------------------------------------
                                                               1996         1995          1994         1993        1992
                                                              ------       ------       -------      -------     -------
    Other real estate owned at January 1                        $972       $1,255        $1,364       $1,159          $0

    Other real estate owned of acquired bank                                                                         897

    Properties acquired in restructure
      of loans or in lieu of foreclosure                                    1,635         1,658          712       1,362

    Properties sold                                             (520)      (1,714)       (1,455)        (290)     (1,037)

    Payments received from borrowers or
      tenants, credited to carrying amount                       (47)                      (300)        (164)        (63)

    Other changes, net                                           (92)        (204)          (12)         (53)
                                                                ----       ------        ------       ------      ------
    Other Real Estate Owned at December 31                      $313         $972        $1,255       $1,364      $1,159
                                                                ====       ======        ======       ======      ======

    Reserve for Other Real Estate Owned at January 1              $0          $64            $0           $0          $0
    Net Charge-offs                                                            64            64
                                                                ----       ------        ------       ------      ------
    Reserve for Other Real Estate Owned at December 31            $0           $0           $64           $0          $0
                                                                ====       ======        ======       ======      ======



Other real estate owned is valued at the lower of fair value or cost at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LTD.


The table below summarizes portfolio loan balances, daily average loan balances, changes in the allowance for possible loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance for possible loan losses through provisions charged to expense, as of the end of each period.


                                                                            Year Ended December 31
                                                         -----------------------------------------------------------
                                                           1996        1995          1994        1993         1992
                                                         --------    --------      --------    --------     --------
                                                                               (in thousands)
Allowance for loan losses at January 1                     $3,687      $3,220        $2,500      $2,319       $1,254

Allowance of acquired bank                                                              515                      800

Loans charged-off:
  Commercial                                                  308         547           339         369          247
  Real estate                                                  35                         9          24
  Installment                                                  94          47            36         122          103
                                                         --------    --------      --------    --------     --------
                               Total Charge-offs              437         594           384         515          350

Recoveries:
  Commercial                                                  119         178           106          73           47
  Real estate                                                   8           3             3           2
  Installment                                                   5          41             7          23           15
                                                         --------    --------      --------    --------     --------
                                Total Recoveries              132         222           116          98           62
                                                         --------    --------      --------    --------     --------

                                 Net Charge-offs              305         372           268         417          288

Additions to allowance charged to expense                   1,196         839           473         598          553
                                                         --------    --------      --------    --------     --------
          Allowance for Loan Losses at December 31         $4,578      $3,687        $3,220      $2,500       $2,319
                                                         ========    ========      ========    ========     ========


Total Portfolio Loans Outstanding at December 31         $357,623    $283,471      $241,583    $171,514     $158,469
                                                         ========    ========      ========    ========     ========
Ratio of Allowance for Loan Losses to
  Portfolio Loans Outstanding                                1.28%       1.30%         1.33%       1.46%        1.46%
                                                         ========    ========      ========    ========     ========



Average Total Portfolio Loans For the Year               $318,491    $264,919      $203,924    $164,229     $134,247
                                                         ========    ========      ========    ========     ========
Ratio of Net Charge-offs to Average
  Portfolio Loans Outstanding                                0.10%       0.14%         0.13%       0.25%        0.21%
                                                         ========    ========      ========    ========     ========


CAPITOL BANCORP LTD.


The allowance for loan losses has been established as a general allowance for future losses on the loan portfolio. For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table, which includes all loans for which, based on the Corporation's loan rating system, management has concerns, should not be interpreted as an indication of future charge-offs and the amounts allocated are not intended to reflect the amount that may be available for future losses since the allowance is a general allowance.


                                                                                  December 31
                                                           --------------------------------------------------------
                                                            1996         1995        1994        1993        1992
                                                           -------      -------    --------    -------    ---------
                                                                                 (in thousands)

Commercial                                                   $2,281      $1,726      $1,831      $1,260      $1,350
Real estate mortgage                                             67          67          55          92          84
Installment                                                     100          57          61          76          68
Unallocated                                                   2,130       1,837       1,273       1,072         817
                                                           --------    --------    --------    --------    --------
Total Allowance for Loan Losses                              $4,578      $3,687      $3,220      $2,500      $2,319
                                                           ========    ========    ========    ========    ========

                     Total Portfolio Loans Outstanding     $357,623    $283,471    $241,583    $171,514    $158,469
                                                           ========    ========    ========    ========    ========

Percent of Allowance to Portfolio Loans Outstanding            1.28%       1.30%       1.33%       1.46%       1.46%
                                                           ========    ========    ========    ========    ========


In addition to the Corporation's allowance for loan losses, certain commercial loans participate in a loan program sponsored by State of Michigan. Under that program, the governmental unit shares loss exposure on such loans by funding reserves which are as deposits at the banks. Loans participating in this program and related reserves approximated $13,901,000 and $1,551,000, respectively at December 31, 1996. Such reserve amounts are separate and excluded from the allowance for loan losses.

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LTD.


The following table presents the average balances of deposits (in thousands) and the average rates of interest paid for the years ended December 31, 1996, 1995 and 1994:


                                                                             December 31
                                                -------------------------------------------------------------------
                                                         1996                    1995                    1994
                                                ---------------------   ----------------------  -------------------
                                                              Average                  Average              Average
                                                Balance        Rate     Balance         Rate    Balance      Rate
                                                -------       -------   -------        -------  -------     -------
Noninterest-bearing demand deposits             $ 44,727                $ 36,868                $ 33,228
Savings deposits                                  35,288       3.92%      32,684        3.82%     33,876     3.22%
Time deposits under $100,000                     160,502       5.95%     129,698        5.94%     90,079     4.93%
Time deposits of $100,000 or more                 66,106       5.95%      54,096        6.13%     28,745     4.77%
Other interest-bearing deposits                   69,818       3.46%      60,649        3.79%     58,517     3.21%
                                                --------                --------                --------
                         Total Deposits         $376,441                $313,995                $244,445
                                                ========                ========                ========

The following table sets forth the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 1996 (in thousands):

Three months or less                             $34,225
Three months to twelve months                     33,092
Over 12 months                                    10,249
                                                 -------

                                                 $77,566
                                                 =======

INTEREST RATE SENSITIVITY (TABLE G)
CAPITOL BANCORP LTD.


The following table sets forth (in thousands, based on contractual maturities) the interest rate sensitivity of the Corporation's interest-earning assets and interest-bearing liabilities based both upon variable rate assets and liabilities that reprice in relation to changes in interest rates, and upon fixed rate assets and liabilities that mature within the specified period. The amount by which interest sensitive assets exceed interest sensitive liabilities at a particular point in time is referred to as a "gap". The gap is based on a specific point in time and, accordingly, changes daily based on activity.


                                                                               December 31, 1996
                                                    ------------------------------------------------------------------------
                                                      Interest        Interest       Interest      Interest
                                                     Sensitivity    Sensitivity    Sensitivity    Sensitivity
                                                    0 to 3 months  4 to 12 months  1 to 5 Years   Over 5 Years       Total
                                                    -------------  --------------  ------------   ------------     ---------
ASSETS
  Federal funds sold                                   $ 42,350                                                     $ 42,350
  Interest bearing bank deposits                             55                                                           55
  Investment securities                                   8,110        $  6,896      $ 27,175       $ 6,544           48,725
  Portfolio loans:
     Commercial                                         151,134          31,619        99,864           844          283,461
     Real estate mortgage                                10,493          18,373        22,627         2,219           53,712
     Installment                                          2,226           7,622         9,404         1,198           20,450
  Loans held for resale                                   6,749                                                        6,749
  Notes Receivable - Amera Mortgage Corp.                                               2,831                          2,831
  Non-earning assets                                                                                                  33,930
                                                       --------        --------      --------       -------         --------
                                 Total Assets          $221,117        $ 64,510      $161,901       $10,805         $492,263
                                                       ========        ========      ========       =======         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing deposits:
    Time deposits over $100,000                        $ 34,225        $ 33,092      $ 10,249                       $ 77,566
    Time deposits under $100,000                         41,414          96,947        38,221       $   156          176,738
    All other interest-bearing deposits                 119,096                                                      119,096
                                                       --------        --------      --------       -------         --------
  Total Interest-bearing Deposits                       194,735         130,039        48,470           156          373,400

  Debt obligations                                                        3,000         3,500                          6,500
  Noninterest-bearing liabilities                                                                                     67,473
  Minority interest in consolidated subsidiaries                                                                       4,731
  Stockholders' equity                                                                                                40,159
                                                       --------        --------      --------       -------         --------
    Total Liabilities and Stockholders' Equity         $194,735        $133,039      $ 51,970       $   156         $492,263
                                                       ========        ========      ========       =======         ========


Interest rate sensitive period gap                     $ 26,382        ($68,529)     $109,931       $10,649
                                                       ========        ========      ========       =======

Interest rate sensitive cumulative gap                 $ 26,382        ($42,147)     $ 67,784       $78,433
                                                       ========        ========      ========       =======


Period rate sensitive assets/period rate
  sensitive liabilities                                    1.14            0.48          3.12         69.26
Cumulative rate sensitive assets/cumulative
  rate sensitive liabilities                               1.14            0.87          1.18          1.21
Cumulative gap to total assets                             5.36 %         (8.56)%       13.77 %       15.93 %

FINANCIAL RATIOS (TABLE H)
CAPITOL BANCORP LTD.


The following table shows the ratio of net income to average stockholders' equity, average total assets and certain other ratios for the years ended December 31, 1996, 1995 and 1994:


                                                                        Year Ended December 31
                                                                  ---------------------------------
                                                                   1996         1995          1994
                                                                  ------       ------        ------
Net Income as a percent of:
  Average stockholders' equity                                    12.01%       10.55%         9.45%
  Average total assets                                             1.08%        0.87%         0.75%

Average stockholders' equity as
  a percent of average total assets                                8.97%        8.24%         7.93%


Dividend payout ratio (cash dividends per share as a
  percentage of net income per share) (1):
       Primary                                                    30.28%       31.65%        39.06%
       Fully diluted                                              31.73%       32.47%        39.06%



(1) As adjusted to reflect the Corporation's 1996 stock dividend as if it had occurred at the beginning of periods presented.

Item 2, Description of Property.
A. Office Locations:

          The principal offices of Capitol Bancorp Ltd. (the "Corporation") and Capitol National Bank ("Capitol National") are located at One Business & Trade Center, 200 Washington Square North, Lansing, Michigan 48933. The Corporation and Capitol National lease approximately 17,500 square feet under operating leases which expire in 1998 and 2003, portions of which are renewable for an additional 2 1/2 years. The building is owned by a partnership which includes certain principals of the Corporation. Management believes the terms of the leases are substantially similar to those otherwise available in the community (see Item 12, "Certain Relationships and Related Transactions"). Capitol National has a branch at 4972 Marsh Road, Okemos, Michigan 48864 which is leased under an operating lease which expires in 1998 and includes approximately 3,000 square feet. In addition, Capitol National has the option to extend the branch facility lease for two consecutive three year periods.

          Portage Commerce Bank's sole banking office is located at 6772 S. Westnedge, Portage, Michigan (mailing address P.O. Box 727, Portage, Michigan 49081-0727). Its premises (approximately 6,711 square feet) are leased under an operating lease which expires in 1998 and provides for three consecutive five-year renewal periods.

          Ann Arbor Commerce Bank's main banking office is located at 2930 State Street South, Ann Arbor, Michigan 48104. Its premises (approximately 5,300 square feet) were purchased in 1992. The Bank operates a processing center located nearby at 3711 Plaza Drive, Ann Arbor, where certain transactions from both Ann Arbor Commerce Bank and Oakland Commerce Bank are processed. The processing facility (approximately 1,600 square feet) is leased under an operating lease which expires in 1997 and provides for a one-year renewal period.

          Oakland Commerce Bank's office (approximately 4,000 square feet) is located at 31731 Northwestern Highway, Farmington Hills, Michigan 48334 and is rented under an operating lease agreement which expires in 1997 and management currently anticipates negotiating an additional renewal of this lease.

          Paragon Bank & Trust's banking office (approximately 9,400 square feet) is located at 301 Hoover Boulevard (P.O. Box 1529), Holland, Michigan 49423. Its bank building (approximately 13,300 square feet) were purchased in 1996. Portions of the building not occupied by the Bank are leased to unaffiliated tenants.

          Grand Haven Bank's office is located at 15 South Second Street, Grand Haven, Michigan 49417. Its premises (approximately 1,700 square feet) are owned by the Bank.

          Bank of Tucson's office is located at 4400 E. Broadway, Tucson, Arizona (mailing address P.O. Box 12766, Tucson, Arizona 85732). Its premises (approximately 6,500 square feet) are leased under an operating lease which expires in 2006 and provides for two consecutive five-year renewal periods.

          Macomb Community Bank's premises are located at 16000 Hall Road, Clinton Township, Michigan 48038. The Bank leases approximately 6,500 square feet under an operating lease agreement which expires in 2001 and provides for two consecutive five-year renewal periods.

     Management believes the Corporation's offices and the offices of its subsidiaries to be in good and adequate condition and adequately covered by insurance.


B. Investment Policies:

          The Corporation, as a bank holding company, and its banking subsidiaries are subject to a wide array of rules, regulations and policies promulgated by governmental agencies in addition to internal policies as to loans and investments. The following information is incorporated by reference hereunder regarding the Corporation's consolidated assets:

          Tables A-E, inclusive, as set forth in Item I of this Form 10-KSB.

          Pages 15-16, Annual Report, under the caption "Asset Quality".

          Pages 16-17, Annual Report, under the caption "Liquidity, Capital
                  Resources and Capital Adequacy".

          Page 28, Annual Report, under the caption "Note C--Investment
                  Securities".

          Page 28, Annual Report, under the caption "Note D--Loans".


Item 3, Legal Proceedings.

     There are no material pending legal proceedings to which the Corporation or its subsidiaries is a party or to which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.


Item 4, Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of 1996, no matters were submitted to a vote by security holders.

                                    PART II

Item 5, Market for Common Equity and Related Stockholder Matters.

A.   Market Information:

          Incorporated by reference from Page 12, Annual Report, under the caption "Information Regarding the Corporation's Common Stock", Page 29, Annual Report, under the caption "Note I--Common Stock, Warrants and Stock Options" and page 36, Annual Report, under the caption "Shareholder Information".

B.   Holders:

          Incorporated by reference from first sentence of second paragraph on Page 12, Annual Report, under the caption "Information Regarding the Corporation's Common Stock".

C.   Dividends:

          Incorporated by reference from Page 11, Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share", Pages 28 and 29, Annual Report, under the caption "Note N -- Dividend Limitations of Subsidiaries and Other Capital Requirements" and the second full paragraph commencing on Page 30, Annual Report, under the caption "Note K--Debt Obligations".


Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from Pages 13-19, Annual Report.


Item 7, Financial Statements.

See Item 13 (under subcaption "A. Exhibits") of this Form 10-KSB for specific description of financial statements incorporated by reference from Annual Report.


Item 8, Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Incorporated by reference from Pages 2-5, Proxy Statement, under the caption "Election of Directors" and Page 36, Annual Report, under the caption "Officers of the Corporation".


Item 10, Executive Compensation.

     Incorporated by reference from Pages 6-9, Proxy Statement, under the caption "Executive Compensation" and "Certain Relationships and Related Transactions".


Item 11, Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from Page 1, Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof", Pages 2-5, Proxy Statement, under the caption "Election of Directors" and Page 7, Proxy Statement, under the caption "Employee Stock Ownership Plan".


Item 12, Certain Relationships and Related Transactions.

     Incorporated by reference from Pages 7-9, Proxy Statement, under the caption "Certain Relationships and Related Transactions".

Item 13, Exhibits and Reports on Form 8-K.

A. Exhibits:

          The following consolidated financial statements of Capitol Bancorp Ltd. and Subsidiaries and report of independent auditors included on pages 20-35 of the Annual Report of the registrant to its stockholders for the year ended December 31, 1996, are incorporated by reference in Item 7:

          Independent auditors' report.

          Consolidated balance sheets--December 31, 1996 and 1995.

          Consolidated statements of income--Years ended December 31, 1996, 1995 and 1994.

          Consolidated statements of changes in stockholders' equity--Years ended December 31, 1996, 1995 and 1994.

          Consolidated statements of cash flows--Years ended December 31, 1996, 1995 and 1994.

          Notes to consolidated financial statements.

          All financial statements and schedules have been incorporated by reference from the Annual Report or are included in Management's Discussion and Analysis of Financial Condition and Results of Operations. No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

B. Reports on Form 8-K:

     During the fourth quarter of 1996, no reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD.
Registrant
By:    \s\ Joseph D. Reid                  By:   \s\ Lee W. Hendrickson
       -----------------------                   ------------------------
       Joseph D. Reid                            Lee W. Hendrickson
       Chairman, President and                   Vice President and
       Chief Executive Officer                   Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on February 4, 1997.

     \s\ Joseph D. Reid                                      \s\ Robert C. Carr
----------------------------------------               -------------------------------------------
Joseph D. Reid, Chairman, President                    Robert C. Carr, Executive Vice President
Chief Executive Officer and Director                   Treasurer and Director

     \s\ David O'Leary                                       \s\ Louis G. Allen
----------------------------------------               -------------------------------------------
David O'Leary, Secretary and Director                  Louis G. Allen, Director

     \s\ Paul R. Ballard                                     \s\ David L. Becker
----------------------------------------               -------------------------------------------
Paul R. Ballard, Executive                             David L. Becker, Director
Vice President and Director

    \s\ Douglas E. Crist                                     \s\ Richard G. Dorner
----------------------------------------               -------------------------------------------
Douglas E. Crist, Director                             Richard G. Dorner, Director

     \s\ Gary A. Falkenberg                                 \s\Joel I Ferguson
----------------------------------------               -------------------------------------------
Gary A. Falkenberg, Director                           Joel I. Ferguson, Director

      \s\ Kathleen A. Gaskin                                \s\ H. Nicholas Genova
----------------------------------------               -------------------------------------------
Kathleen A. Gaskin, Director                           H. Nicholas Genova, Director

      \s\ L. Douglas Johns                                  \s\ Michael L. Kasten
----------------------------------------               -------------------------------------------
L. Douglas Johns, Director                             Michael L. Kasten, Director

      \s\ James R. Kaye
----------------------------------------               -------------------------------------------
James R. Kaye, Director                                Lyle W. Miller, Director


----------------------------------------
Leonard Maas, Director

                                 EXHIBIT INDEX

                                                                                     PAGE NUMBER OR
                                                                                     INCORPORATED BY
EXHIBIT NO.               DESCRIPTION                                                REFERENCE FROM:
-----------               -----------                                                ---------------
 3                        Articles of Incorporation and
                          Bylaws                                                          (1)

 4                        Instruments Defining the Rights
                          of Security Holders (common
                          stock certificate)                                              (1)

10                        Material Contracts:

                 (a)      Joseph D. Reid Employment
                          Agreement (as amended effective
                          January 1, 1989)                                                (2)
                 (b)      Profit Sharing/401(K) Plan
                          (as amended and restated April 1, 1995)
                 (c)      Lease Agreement with Business &
                          Trade Center, Ltd.                                              (11)
                 (d)      Employee Stock Ownership Plan
                          (as amended and restated February
                          10, 1994)                                                       (12)
                 (e)      Employment Agreements with
                          Robert C. Carr, John C. Smythe,
                          and Charles J. McDonald                                         (2)
                 (f)      Executive Supplemental Income
                          Agreements with Robert C. Carr,
                          Paul R. Ballard, Richard G. Dorner,
                          James R. Kaye, Scott G. Kling,
                          John D. Groothuis, David K. Powers,
                          John C. Smythe and Charles J.
                          McDonald                                                        (13)
                 (g)      Amendment to Employment Agreement
                          of Joseph D. Reid, dated October
                          2, 1989                                                         (3)
                 (h)      Consolidation Agreement between
                          the Corporation and Portage
                          Commerce Bank                                                   (4)
                 (i)      Amendment to Employment Agreement
                          of Joseph D. Reid, dated
                          January 30, 1990                                                (5)
                 (j)      Employment Agreements with
                          Paul R. Ballard and Richard G.
                          Dorner                                                          (6)
                 (k)      Employment Agreement with
                          David K. Powers                                                 (7)

                                                                                     PAGE NUMBER OR
                                                                                     INCORPORATED BY
EXHIBIT NO.               DESCRIPTION                                                REFERENCE FROM:
-----------               -----------                                                --------------
10                        Material Contracts--continued:

                 (l)      Definitive Exchange Agreement and
                          Closing Memorandum between the
                          Registrant and United Savings
                          Bank, FSB                                                       (8)

                 (m)      Employment Agreement with James
                          R. Kaye                                                         (9)

                 (n)      Definitive Exchange Agreement
                          between the Registrant and
                          Financial Center Corporation                                    (10)

11                        Statement Re: Computation of
                          Per Share Earnings

13                        Annual Report to Security Holders

21                        Subsidiaries of the Registrant

23                        Consent of Independent Certified Public Accountants

27                        Financial Data Schedule

KEY:
(1)      Form S-18, Reg. No. 33-24728C, filed September 15, 1988.

(2)      Form S-1, Reg. No. 33-30492, filed August 14, 1989.

(3)      Amendment No. 1 to Form S-1, Reg. No. 33-31323, filed November 20,
         1989.

(4)      Form S-1, Reg. No. 33-31323, filed September 29, 1989

(5) Originally filed as exhibit to Form 10-K for year ended December 31, 1989, filed March 30, 1990; refiled as exhibit to Form 10-KSB for year ended December 31, 1995, filed March 14, 1996, due to time limit for incorporation by reference pursuant to Regulation SB Item 10(f).

(6) Originally filed as exhibit to Form 10-K for year ended December 31, 1990, filed March 6, 1991; refiled as exhibit to Form 10-KSB for year ended December 31, 1995, filed March 14, 1996, due to time limit for incorporation by reference pursuant to Regulation SB Item 10(f).

(7)      Form 10-K for year ended December 31, 1991, filed February 28, 1992.

(8)      Form 8-K dated July 15, 1992, as amended under Form 8 on September 14,
         1992.

(9)      Form 10-KSB for year ended December 31, 1992, filed February 25, 1993.

(10)     Form S-4, Reg. No. 33-73474, filed December 27, 1993.

(11)     Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.

(12)     Form 10-KSB for year ended December 31, 1994, filed March 15, 1995.

(13)     Form 10-KSB for the year ended December 31, 1995, filed March 14,
         1996.