Form 10-Q
period 1997-03-31
CAPITOL BANCORP LTD
filed 1997-05-14
CIK 840264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
              ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE EXCHANGE ACT
          For the transition period from ____________ to _____________

                        Commission file number 33-24728C

                              CAPITOL BANCORP LTD.
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                      38-2761672
       (State or other jurisdiction                       (I.R.S. Employer
       of incorporation or                                Identification
       organization)                                      Number)

                 200 WASHINGTON SQUARE NORTH, LANSING, MICHIGAN
                    (Address of principal executive offices)
                                     48933
                                   (Zip Code)
                                 (517) 487-6555
                        (Registrant's telephone number)

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes.  X   No_______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common stock, No par value: 4,563,062 shares outstanding as of April 30, 1997.

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated balance sheets - March 31, 1997 and December 31, 1996. Consolidated statements of income - Three months ended March 31, 1997 and 1996.
         Consolidated statements of cash flows - Three months ended March 31,
                1997 and 1996.
         Notes to consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                          Consolidated Balance Sheets
                   As of March 31, 1997 and December 31, 1996

                                                                             March 31            December 31
                                                                                1997                 1996
                                                                             --------            -----------
                                                                                     (in thousands)
ASSETS

Cash and due from banks                                                      $21,643              $20,928
Interest-bearing deposits with banks                                              55                   55
Federal funds sold                                                            54,800               42,350
                                                                              ------               ------
                                         Cash and cash equivalents            76,498               63,333

Loans held for resale                                                          5,517                6,749

Investment securities:
  Available for sale, carried at market value                                 50,807               46,622
  Held for long-term investment, carried at
    amortized cost which approximates market value                             2,103                2,103
                                                                              ------               ------
                                            Total investment securities       52,910               48,725

Portfolio loans:
  Commercial                                                                 309,432              283,461
  Real estate mortgage                                                        56,803               53,712
  Installment                                                                 24,108               20,450
                                                                             -------              -------
                                            Total portfolio loans            390,343              357,623
  Less allowance for loan losses                                              (4,956)              (4,578)
                                                                             -------              -------
                                            Net portfolio loans              385,387              353,045

Investment in and advances to Amera Mortgage Corporation                       2,983                2,831
Premises and equipment                                                         5,086                5,421
Accrued interest income                                                        3,322                3,107
Excess of cost over net assets of acquired subsidiaries                        2,299                2,347
Other assets                                                                   6,877                6,705
                                                                            --------             --------
            TOTAL ASSETS                                                    $540,879             $492,263
                                                                            ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                        $57,131              $62,766
  Interest-bearing                                                           423,607              373,400
                                                                           ---------             --------
                                            Total deposits                   480,738              436,166

Debt obligations                                                               8,550                6,500
Accrued interest on deposits and other liabilities                             4,808                4,708
                                                                           ---------             --------
                                            Total liabilities                494,096              447,374

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                 5,665                4,730

STOCKHOLDERS' EQUITY
Common stock, no par value:
 10,000,000 shares authorized;
 issued and outstanding:   1997 - 4,550,688 shares
                           1996 - 4,504,911 shares                            35,346               34,972
Retained earnings                                                              5,961                5,150
Market value adjustment (net of tax effect) for
  investment securities available for sale                                      (189)                  37
                                                                             -------             --------
                                            Total stockholders' equity        41,118               40,159
                                                                             -------             --------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $540,879             $492,263
                                                                            ========             ========

                              CAPITOL BANCORP LTD.
                       Consolidated Statements of Income
               For the Three Months Ended March 31, 1997 and 1996
                     (in thousands, except per share data)



                                                                         1997       1996
                                                                        -----      -----
Interest income:
  Portfolio loans (including fees)                                    $ 9,066    $ 7,221
  Loans held for resale                                                    78        125
  Taxable investment securities                                           768        518
  Federal funds sold                                                      599        321
  Other interest                                                                      16
  Dividends on investment securities                                       23        287
                                                                       ------    -------
                                       Total interest income           10,534      8,488

Interest expense:
  Demand deposits                                                         834        547
  Savings deposits                                                        370        318
  Time deposits                                                         3,922      3,146
  Debt obligations                                                         40        183
                                                                      -------    -------
                                       Total interest expense           5,166      4,194
                                                                      -------    -------
                                       Net interest income              5,368      4,294

Provision for loan losses                                                 454        217
                                                                      -------    -------
                                         Net interest income after
                                         provision for loan losses      4,914      4,077

Noninterest income:
  Service charges on deposit accounts                                     169        179
  Trust fee income                                                         77         64
  Realized gain on sale of investment
    securities available for sale                                          10
  Other realized gains                                                    495
  Other                                                                    83         41
                                                                      -------    -------
                                          Total noninterest income        834        284

Noninterest expense:
  Salaries and employee benefits                                        1,978      1,414
  Occupancy                                                               295        210
  Equipment rent, depreciation and maintenance                            424        115
  Deposit insurance premiums                                               21         32
  Other                                                                 1,140        968
                                                                      -------     ------
                                         Total noninterest expense      3,858      2,739
                                                                      -------    -------
                                Income before federal income taxes      1,890      1,622
Federal income taxes                                                      628        521
                                                                      -------    -------
                                                    NET INCOME        $ 1,262    $ 1,101
                                                                      =======    =======
                                             NET INCOME PER SHARE:

                                                    Primary             $0.27      $0.26
                                                                      =======    =======
                                                    Fully diluted       $0.27      $0.26
                                                                      =======    =======

                              CAPITOL BANCORP LTD.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996


                                                          1997                1996
                                                       ---------           ----------
                                                              (in thousands)
OPERATING ACTIVITIES
  Net income                                            $1,262              $1,101
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                            454                 217
      Depreciation of premises and equipment               261                 137
      Amortization of excess of cost over net
        assets of acquired subsidiaries                     48                  48
      Net amortization of investment security
        premiums (accretion of discount)                  (117)                 25
      Gain on sale of premises and equipment               494                   6
  Originations and purchases of loans held for resale  (23,854)            (41,083)
  Proceeds from sales of loans held for resale          25,086              35,881
  Increase in accrued interest income
     and other assets                                     (420)               (251)
  Increase (decrease) in accrued interest
     and other liabilities                                 100                 (45)
                                                       -------             -------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         3,314              (3,964)



INVESTING ACTIVITIES

  Proceeds from sales of investment securities
     available for sale                                  1,482               1,665
  Proceeds from maturities of investment securities     10,208               7,011
  Purchases of investment securities                   (16,105)             (8,811)
  Net increase in portfolio loans                      (32,794)            (15,172)
  Proceeds from sales of premises and equipment            195                   4
  Purchases of premises and equipment                     (615)               (211)
                                                       -------             -------

     NET CASH USED BY INVESTING ACTIVITIES             (37,629)            (15,514)



FINANCING ACTIVITIES

  Net payments on debt obligations                       2,050               5,300
  Resources provided by minority interest                  935
  Net proceeds from issuance of common stock               375                 939
  Cash dividends paid                                     (451)               (312)
  Increase in demand deposits, NOW
    accounts and savings accounts                       15,887               1,442
  Increase (decrease) in certificates of deposit        28,684                (432)
                                                        ------            --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES              47,480               6,937
                                                        ------            --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        13,165             (12,541)

Cash and cash equivalents at beginning of period        63,333              45,331
                                                       -------             -------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD            $76,498             $32,790
                                                       =======             =======

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              CAPITOL BANCORP LTD.


Note A - Basis of Presentation

  The accompanying condensed consolidated financial statements of Capitol Bancorp Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

  The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which the Corporation considers necessary for a fair presentation of the interim periods.

  The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

  The consolidated balance sheet as of December 31, 1996 was derived from audited consolidated financial statements as of that date. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


Note B - Implementation of New Accounting Standards

  Financial Accounting Standards Board ("FASB") Statement, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", establishes new guidelines for accounting for certain transactions, such as sales of loans and loan participations. This new standard became effective for the Corporation January 1, 1997. Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended March 31, 1997.


Note C - New Bank

  Brighton Commerce Bank, a de novo bank located in Brighton, Michigan, was formed in early January 1997. The Corporation's investment in this new bank ($1.6 million) was funded primarily from proceeds from exercise of stock options and borrowings.

  The Corporation owns 59% of the common stock of Brighton Commerce Bank. This new bank is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

Note D - Prospective Impact of New Accounting Standards Not Yet Adopted

  FASB Statement No. 128, "Earnings per Share", will revise the computation and reporting of earnings per share. This new standard is intended to simplify the basis upon which per-share amounts are determined, replacing "primary" earnings per share with "basic" earnings per share. "Fully diluted" earnings per share will be replaced by "diluted" earnings per share. The Statement will become effective for the Corporation's year end 1997 consolidated financial statements and will result in restatement of per-share amounts for prior periods. Early adoption of the new standard is not permitted. Management has not completed its analysis of this new accounting standard.

  FASB Statement No. 129, "Disclosure of Information about Capital Structure", clarifies the extent and nature of disclosures relating to an entity's capital structure. This new standard will become effective for the Corporation's year end 1997 consolidated financial statements and, upon implementation, is not expected to have a material impact.

  A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Corporation's financial statements.

                                 PART I, ITEM 2


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Financial Condition

  Total assets amounted to $540.9 million at March 31, 1997, an increase of $48.6 million from the December 31, 1996 level of $492.3 million. The consolidated balance sheets include the Corporation and its majority-owned banking subsidiaries.

  During the three months ended March 31, 1997, one de novo bank was added. Brighton Commerce Bank, in Brighton, Michigan, was formed in early January 1997 and was capitalized with $2.7 million of which $1.6 million was invested by the Corporation. The Corporation's investment in this new bank was funded primarily from proceeds from exercise of stock options and borrowings. The Corporation owns 59% of the common stock of Brighton Commerce Bank and, accordingly, this new bank is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

   Portfolio loans increased during the three-month period by approximately $33 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $26 million, consistent with the banks' emphasis on commercial lending activities.

  The allowance for loan losses at March 31, 1997 approximated $5 million or 1.27% of total portfolio loans, closely approximating the year-end 1996 ratio of 1.28%. Provisions for loan losses have been maintained at a higher level in 1997 ($454,000) relative to 1996 ($217,000) commensurate with portfolio growth, levels of delinquent and other nonperforming loans and other factors.

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

  The table on the next page summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                                                     1997                    1996
                                                                                 -----------              ----------

                Allowance for loan losses at January 1                           $     4,578              $    3,687

                Loans charged-off:
                               Commercial                                                226                      11
                               Installment                                                 1                      10
                                                                                 -----------              ----------
                                          Total charge-offs                              227                      21

                Recoveries:
                               Commercial                                                143                      38
                               Installment                                                 8
                                                                                 -----------              ----------
                                          Total recoveries                               151                      38
                                                                                 -----------              ----------
                                          Net charge-offs (recoveries)                    76                     (17)
                Additions to allowance charged to expense                                454                     217
                                                                                 -----------              ----------

                          Allowance for loan losses at March 31                  $     4,956              $    3,921
                                                                                 ===========              ==========

                Average total portfolio loans for period ended March 31          $   371,211              $  289,176
                                                                                 ===========              ==========
                Ratio of net charge-offs to average portfolio loans                     0.02%                    ---
                                                                                 ===========              ==========



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



                                          March 31, 1997                             December 31, 1996
                                  -------------------------------               ---------------------------

                                                         %                                             %
                                                       Total                                         Total
                                                     Portfolio                                     Portfolio
                                                       Loans                                         Loans
                                                    ----------                                     ---------




 Commercial                            $    2,371         .60%                        $    2,281      .64%
 Real estate mortgage                          69         .02                                 67      .02
 Installment                                  101         .03                                100      .03
 Unallocated                                2,415         .62                              2,130      .59
                                       ----------  -----------                        ----------  -------


 Total allowance for loan losses       $    4,956        1.27%                        $    4,578      1.28%
                                       ==========  ===========                        ==========      ====


     Total portfolio
        loans outstanding               $ 390,343                                     $  357,623
                                        =========                                     ==========


  In addition to the allowance for loan losses, certain loans are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At March 31, 1997, total loans under this program approximated $13.6 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $1.5 million and are not included in the recorded allowance for loan losses.

  Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1996 and through March 31, 1997. Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at March 31, 1997 amounted to $1.99 million compared with $2.7 million at December 31, 1996 as summarized in the following table (in thousands):


                                                            March 31          Dec 31
                                                              1997             1996
                                                           ---------        ---------

       Nonaccrual loans:
                                  Commercial               $   1,116        $     928
                                  Real estate                    157              107
                                  Installment                     18               22
                                                          ----------       ----------
         Total nonaccrual loans                                1,291            1,057

       Past due (>90 days) loans:
                                  Commercial                     547            1,009
                                  Real estate                     66              549
                                  Installment                     87               84
                                                          ----------      -----------
          Total past due loans                                   700            1,642
                                                          ----------      -----------

                 Total nonperforming loans                 $   1,991        $   2,699
                                                           =========        =========


         Nonperforming loans decreased approximately $708,000 during the three months ended March 31, 1997. Most of the increase in nonaccrual loans relates to a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately recorded in its determination of the adequacy of the allowance for loan losses.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $35,500 and $21,500 would have been recorded for the three months ended March 31, 1997 and 1996, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $4,400 and $10,600, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $185,000 at March 31, 1997, a decrease of $128,000 from the year-end 1996 level of $313,000 due to the sale of one property.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):





                                                  Total                            Allowances for

                                             Portfolio Loans                        Loan Losses
                                      ----------------------------       --------------------------------
                                      March 31              Dec 31       March 31                  Dec 31
                                       1997                  1996          1997                     1996
                                      --------              ------       --------                  -------

 Ann Arbor Commerce Bank               $  90,286             $  79,463    $  1,230                  $   1,088
 Bank of Tucson                            8,799                 4,850          88                         49
 Brighton Commerce Bank                    1,340                   n/a          14                        n/a
 Capitol National Bank                    83,369                80,749       1,123                      1,076
 Grand Haven Bank                         28,365                26,162         335                        303
 Macomb Community Bank                     9,025                 5,821          90                         59
 Oakland Commerce Bank                    56,655                54,569         669                        655
 Paragon Bank & Trust                     49,317                46,680         579                        563
 Portage Commerce Bank                    61,255                58,177         828                        785
 Other, net                                1,932                 1,152         ---                        ---
                                       ---------             ---------    --------                  ---------

 Consolidated                          $ 390,343             $ 357,623    $  4,956                    $ 4,578
                                       =========             =========    ========                    =======

                                                                          Allowance as a
                                                                           Percentage of
                                           Nonperforming                      Total
                                              Loans                       Portfolio Loans
                                   -------------------------             ----------------
                                      March 31    Dec 31                March 31        Dec 31
                                         1997      1996                  1997            1996
                                      --------    -------               --------       -------

Ann Arbor Commerce Bank                $   389      $   304               1.36%         1.37%
Bank of Tucson                             ---          ---               1.00          1.01
Brighton Commerce Bank                     ---          n/a               1.04           n/a
Capitol National Bank                      535          797               1.35          1.33
Grand Haven Bank                           ---          ---               1.18          1.16
Macomb Community Bank                      ---          ---               1.00          1.01
Oakland Commerce Bank                      648        1,227               1.18          1.20
Paragon Bank & Trust                        14           44               1.17          1.21
Portage Commerce Bank                      405          327               1.35          1.35
Other, net                                 ---          ---                ---           ---
                                       -------      -------            -------        ------
Consolidated                           $ 1,991      $ 2,699               1.27%         1.28%
                                       =======      =======            =======        ======



 n/a - Not applicable

        Noninterest-bearing deposits approximated 11.9% of total deposits at March 31, 1997, a decrease from the December 31, 1996 level of 14.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

Results of Operations

        Net income for the three months ended March 31, 1997 amounted to $1,262,000 ($.27 per share), an increase over the $1,101,000 ($.26 per share) earned during the corresponding period of 1996. Operating results (in thousands) were as follows:

                                                                                Three months ended March 31
                                              --------------------------------------------------------------------------

                                                                                     Return on            Return on
                                       Total Assets           Net Income         Beginning Equity      Average Assets
                                  --------------------    -----------------    ------------------    -----------------
                                  March 31     Dec 31
                                    1997        1996       1997       1996       1997       1996       1997      1996
                                 ---------   ---------   --------   -------    -------    -------    -------   -------

 Ann Arbor Commerce Bank          $ 112,999  $ 105,651    $   591    $ 277      35.80%     22.55%     2.27%      1.46%
 Bank of Tucson (1)                  24,657     17,276        (57)     n/a        n/a        n/a       n/a        n/a
 Brighton Commerce Bank (2)           4,165        n/a       (123)     n/a        n/a        n/a       n/a        n/a
 Capitol National Bank              111,674    104,254        390      374      19.47      20.68      1.45       1.54
 Grand Haven Bank                    38,499     32,731         59       56       8.47       8.49       .68       1.03
 Macomb Community Bank (1)           18,925     15,123        (41)     n/a        n/a        n/a       n/a        n/a
 Oakland Commerce Bank               73,682     71,095        161      211      11.88      16.24        .90      1.38
 Paragon Bank & Trust                64,912     63,752        149      130      13.28      10.29        .94       .95
 Portage Commerce Bank               83,083     73,769        241      265      18.36      22.37       1.24      1.66
                                  ---------  ---------    -------    -----      -----      ------      ----      ----
   Total Banks                      532,596    483,651      1,370    1,313      16.79      17.63       1.10      1.40


 Mortgage Banking                     2,983      2,831        (73)     (37)       n/a        n/a        n/a       n/a
 Other, net                           5,300      5,781        (35)    (175)       n/a       n/a         n/a       n/a
                                     ------      ------    -------    -----      -----      -----       ----      ----

 Consolidated                      $540,879   $492,263    $ 1,262  $ 1,101      12.57%    14.27%       1.00%     1.15%
                                   ========   ========    =======  =======      =====     =====        ====      ====

   n/a - Not applicable.
   (1) - Bank of Tucson and Macomb Community Bank, de novo banks, commenced operations in June and September 1996, respectively, and are 51% owned by the Corporation.
   (2) - Brighton Commerce Bank, a de novo bank, commenced operations in January 1997 and is 59% owned by the Corporation.

        Net interest income increased 14.6% during the three-month 1997 period versus the corresponding period of 1996.

        Noninterest income increased in 1997 to $834,000 for the three-month period, as compared with $284,000 for the corresponding 1996 period. This significant increase related primarily to a nonrecurring gain from the sale of a bank building and land parcel. Service charge income decreased 6% and trust fee income increased 20%.

        The provision for loan losses amounted to $454,000 for the three-month 1997 period as compared to $217,000 for the corresponding period of 1996. The increased interim provision for loan losses in 1997 relates primarily to portfolio growth. The provision for loan losses is based on management's analysis of the loan portfolio as discussed elsewhere herein.

        Noninterest expense for the three months ended March 31, 1997 approximated $3.9 million compared with $2.7 million in 1996. The increase in noninterest expense is associated with normal growth and increases in general operating costs.



Liquidity and Capital Resources

        Cash and cash equivalents amounted to $76.5 million or 14.1% of total assets at March 31, 1997 as compared with $63.3 million or 12.9% of total assets at December 31, 1996. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the Corporation's liquidity position at March 31, 1997 is adequate to fund loan demand and meet depositor needs.

        In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At March 31, 1997 and December 31, 1996, the Corporation had approximately $53 million and $49 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

        At March 31, 1997, the Corporation had lines of credit from an unrelated financial institution aggregating $10 million. Under this credit facility, borrowings outstanding approximated $5.6 million at March 31, 1997 ($3.5 million at December 31, 1996). Future funding for formation of new banks (to the extent not otherwise funded by internal capital resources) or other needs may be met by additional future borrowings. Under the terms of the credit agreement, $8 million is convertible into long-term notes; $2 million of the lines of credit are revolving and are reviewed annually for continuance.

        Two of the Corporation's banks, (Oakland Commerce Bank and Ann Arbor Commerce Bank) have secured lines of credit with the Federal Home Loan Bank. Borrowings thereunder approximated $3 million and additional borrowing capacity approximated $20.8 million at March 31, 1997.

        In 1994, approximately 817,000 warrants were issued in a merger transaction. Each warrant enables the holder to purchase one share of the Corporation's common stock at an exercise price of $8.17 per warrant. During the three months ended March 31, 1997, 46,000 warrants were exercised, resulting in proceeds to the Corporation of $375,000. These transactions resulted in issuance of 46,000 shares of common stock during the three months ended March 31, 1997. At March 31, 1997, 116,000 warrants remained outstanding and expire on June 30, 1997. If all remaining warrants were exercised, the Corporation would receive additional cash and capital approximating $952,000 and issue 116,000 shares of previously unissued common stock, although there is no assurance that such warrants will be exercised.

        The Corporation's Board of Directors recently approved a second cash dividend of $.10 per share (payable June 1, 1997 to shareholders of record as of May 1, 1997). The dividend amounts in 1997 represent an increase over the dividends of $.0825 per share paid quarterly in 1996.

        As discussed previously, certain investment securities are designated as "available for sale" and, accordingly, are adjusted to market value at the balance sheet date (net of corresponding tax effect). Changes in market values of investment securities at their respective balance sheet dates decreased stockholders' equity by $226,000 for the three months ended March 31, 1997.

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

        Capital, as a percentage of total assets, approximated 7.6% at March 31, 1997, a decrease from the beginning of the year ratio of 8.2%. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown on the following page (dollars in thousands):

                                          Ann Arbor        Bank          Brighton        Capitol          Grand
                                          Commerce          of           Commerce       National          Haven
                                           Bank          Tucson(1)       Bank(1)        Bank              Bank (1)
                                        -----------      ---------       --------      ---------          ---------
Financial Position:
  Total Assets                           $112,999         $ 24,657       $4,165         $111,674          $38,499
  Total Assets for Risk-Based
    Capital Purposes                      114,271           24,761        4,180          112,857           38,846
  Risk-Weighted Assets                     84,674           11,930        1,969           81,503           26,269
  Tier I Capital                            7,423            5,107        2,377            8,225            3,091
  Allowable Tier II Capital                 1,061               88           14            1,020              335
   Tier I and Allowable Tier II
     Capital, Combined                      8,484            5,195        2,391            9,245            3,426
Ratios Based on Financial
Position:
  Ratio of Tier I Capital to
    Risk-Weighted Assets                     8.77%           42.81%      120.71%           10.09%           11.77%
  Ratio of Combined Tier I
    and Tier II Capital to
    Risk-Weighted Assets                    10.02%           43.55%      121.42%           11.34%           13.04%
  Leverage Ratio                             6.53%           20.79%       57.05%            7.31%            8.00%
Ratios Required:
  Tier I                                     4.00%            4.00%        4.00%            4.00%            4.00%
  Tier I and Tier II Combined                8.00%            8.00%        8.00%            8.00%            8.00%
  Leverage Ratio                             4.00%            8.00%        8.00%            4.00%            8.00%


                                          Macomb           Oakland      Paragon          Portage         Capitol
                                        Community          Commerce     Bank &           Commerce        Bancorp
                                          Bank(1)            Bank       Trust              Bank            Ltd.     Consolidated
                                        ---------         ---------    --------          --------        --------   ------------
Financial Position:
  Total Assets                           $18,925           $73,682      $64,912           $83,083         $48,313   $540,879
  Total Assets for Risk-Based
   Capital Purposes                       19,019            74,369       65,482            83,956          47,516    545,038
  Risk-Weighted Assets                    10,624            55,621       54,308            59,246          47,514    393,761
  Tier I Capital                           3,547             5,499        4,850             5,356          39,008     44,638
  Allowable Tier II Capital                   90               669          579               742            (986)     3,932
  Tier I and Allowable Tier II
    Capital, Combined                      3,637             6,168        5,429             6,098          38,022     48,570
Ratios Based on Financial
Position:
  Ratio of Tier I Capital to
    Risk-Weighted Assets                   33.39%             9.89%        8.93%             9.04%          82.10%     11.34%
  Ratio of Combined Tier I
    and Tier II Capital to
    Risk-Weighted Assets                   34.23%            11.09%       10.00%            10.29%          80.02%     12.33%
  Leverage Ratio                           18.72%             7.44%        7.49%             6.39%          85.11%      7.60%
Ratios Required:
  Tier I                                    4.00%             4.00%        4.00%             4.00%           4.00%      4.00%
  Tier I and Tier II Combined               8.00%             8.00%        8.00%             8.00%           8.00%      8.00%
  Leverage Ratio                            8.00%             4.00%        4.00%             4.00%           3.00%      4.00%


   (1) As a condition of bank charter approval, Bank of Tucson, Brighton Commerce Bank, Grand Haven Bank and Macomb Community Bank are required to maintain Tier I leverage capital-to-total-assets ratios of not less than 8% for the first three full years of operations.

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

        Management believes the Corporation's capital resources at March 31, 1997 to be adequate to fund existing operations, future growth and expansion.


Impact of New Accounting Standards

        FASB Statement No. 128, "Earnings per Share", will revise the computation and reporting of earnings per share. This new standard is intended to simplify the basis upon which per-share amounts are determined, replacing "primary" earnings per share with "basic" earnings per share. "Fully diluted" earnings per share will be replaced by "diluted" earnings per share. The Statement will become effective for the Corporation's year end 1997 consolidated financial statements and will result in restatement of per-share amounts for prior periods. Early adoption of the new standard is not permitted. Management has not completed its analysis of this new accounting standard.

        FASB Statement No. 129, "Disclosure of Information about Capital Structure", clarifies the extent and nature of disclosures relating to an entity's capital structure. This new standard will become effective for the Corporation's year end 1997 consolidated financial statements and, upon implementation, is not expected to have a material impact.

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

                   (27)   Financial Data Schedule

               (b)  Reports on Form 8-K:

                              No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CAPITOL BANCORP LTD.
                                                  (Registrant)

                                                  \s\ Joseph D. Reid
                                                   -----------------
                                                  Chairman, President and CEO
                                                  (duly authorized to sign on
                                                  behalf of the registrant)


                                                  \s\ Lee W. Hendrickson
                                                  ----------------------
                                                  Vice President and
                                                  Chief Financial Officer




Date:  May 14, 1997

                                  EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    11 Statement regarding computation of per share earnings.

    27                            Financial Data Schedule