Form 10-Q
period 1997-06-30
CAPITOL BANCORP LTD
filed 1997-08-12
CIK 840264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                      OR
         ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE EXCHANGE ACT

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


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes.  X   No
                                        ----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common stock, No par value:  4,723,194 shares outstanding as of July 31, 1997.

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated balance sheets - June 30, 1997 and December 31, 1996. Consolidated statements of income - Three months and six months ended
                  June 30, 1997 and 1996.
         Consolidated statements of cash flows - Three months and six months ended June 30, 1997 and 1996.

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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                          Consolidated Balance Sheets
                   As of June 30, 1997 and December 31, 1996

                                                              June 30          December 31
                                                                1997               1996
                                                             -----------        -----------
                                                                      (in thousands)
ASSETS
Cash and due from banks                                      $   21,425         $   20,928
Interest-bearing deposits with banks                                155                 55
Federal funds sold                                               40,250             42,350
                                                             ----------         ----------
                           Cash and cash equivalents             61,830             63,333

Loans held for resale                                             7,521              6,749

Investment securities:
  Available for sale, carried at market value                    59,520             46,622
  Held for long-term investment, carried at
    amortized cost which approximates market value                2,217              2,103
                                                             ----------         ----------
                           Total investment securities           61,737             48,725

Portfolio loans:
  Commercial                                                    334,697            283,461
  Real estate mortgage                                           59,991             53,712
  Installment                                                    29,068             20,450
                                                             ----------         ----------
                           Total portfolio loans                423,756            357,623
  Less allowance for loan losses                                 (5,347)            (4,578)
                                                             ----------         ----------
                           Net portfolio loans                  418,409            353,045

Investment in and advances to Amera Mortgage Corporation          2,651              2,831
Premises and equipment                                            5,991              5,421
Accrued interest income                                           3,495              3,107
Excess of cost over net assets of acquired subsidiaries           2,251              2,347
Other assets                                                      8,952              6,705
                                                             ----------         ----------

            TOTAL ASSETS                                     $  572,837         $  492,263
                                                             ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                        $   66,729         $   62,766
  Interest-bearing                                              437,418            373,400
                                                             ----------         ----------
                           Total deposits                       504,147            436,166

Debt obligations                                                 10,625              6,500
Accrued interest on deposits and other liabiliites                5,367              4,708
                                                             ----------         ----------
                           Total liabilities                    520,139            447,374

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                   10,014              4,730

STOCKHOLDERS' EQUITY
Common stock, no par value:
 10,000,000 shares authorized;
 issued and outstanding:  1997 - 4,723,194 shares
                          1996 - 4,504,911 shares                36,832             34,972
Retained earnings                                                 6,853              5,150
Market value adjustment (net of tax effect) for
  investment securities available for sale                           15                 37
                                                             ----------         ----------
                                                                 43,700             40,159
Less note receivable from ESOP                                   (1,016)
                                                             ----------         ----------
                           Total stockholders' equity            42,684             40,159
                                                             ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  572,837         $  492,263
                                                             ==========         ==========

                              CAPITOL BANCORP LTD.
                       Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 1997 and 1996
                     (in thousands, except per share data)


                                                             Three Months Ended                     Six Months Ended
                                                                  June 30                               June 30
                                                       ----------------------------         ------------------------------
                                                          1997              1996                1997              1996
                                                       ----------         ---------         ----------         -----------
Interest income:
  Portfolio loans (including fees)                     $  10,142          $  7,637          $   19,208          $  14,858
  Loans held for resale                                      107               324                 185                449
  Taxable investment securities                              852               523               1,620              1,041
  Federal funds sold                                         641               255               1,240                576
  Interest-bearing deposits with banks                         4                 9                   4                 25
  Dividends on investment securities and other               132                24                 155                311
                                                       ---------          --------          ----------          ---------
         Total interest income                            11,878             8,772              22,412             17,260

Interest expense:
  Demand deposits                                            954               544               1,788              1,091
  Savings deposits                                           392               337                 762                655
  Time deposits                                            4,347             3,180               8,269              6,326
  Debt obligations and other                                  92               193                 132                376
                                                       ---------          --------          ----------          ---------

         Total interest expense                            5,785             4,254              10,951              8,448
                                                       ---------          --------          ----------          ---------


         Net interest income                               6,093             4,518              11,461              8,812

Provision for loan losses                                    512               260                 966                477
                                                       ---------          --------          ----------          ---------
         Net interest income after
         provision for loan losses                         5,581             4,258              10,495              8,335

Noninterest income:
  Service charges on deposit accounts                        206               189                 375                368
  Trust fee income                                            81                68                 158                132
  Gain on sale of investment securities
    available for sale                                         7                80                  17                 80
  Other realized gains                                                                             495
  Other                                                       78                74                 161                115
                                                       ---------          --------          ----------          ---------

         Total noninterest income                            372               411               1,206                695

Noninterest expense:
  Salaries and employee benefits                           1,926             1,423               3,904              2,837
  Occupancy                                                  334               216                 629                426
  Equipment rent, depreciation and maintenance               465               309                 889                424
  Deposit insurance premiums                                  21                33                  42                 65
  Other                                                    1,212               906               2,352              1,874
                                                       ---------          --------          ----------          ---------

         Total noninterest expense                         3,958             2,887               7,816              5,626
                                                       ---------          --------          ----------          ---------

    Income before federal income taxes                     1,995             1,782               3,885              3,404
Federal income taxes                                         675               634               1,303              1,155
                                                       ---------          --------          ----------          ---------

         NET INCOME                                    $   1,320          $  1,148          $    2,582          $   2,249
                                                       =========          ========          ==========          =========
         NET INCOME PER SHARE:

            Primary                                    $    0.28          $   0.28          $     0.55          $    0.56
                                                       =========          ========          ==========          =========

            Fully Diluted                              $    0.28          $   0.28          $     0.55          $    0.56
                                                       =========          ========          ==========          =========

                              CAPITOL BANCORP LTD.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996


                                                                1997             1996
                                                            -------------     -------------
                                                                     (in thousands)
OPERATING ACTIVITIES

  Net income                                                $      2,582      $      2,249
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                      966               477
      Depreciation of premises and equipment                         503               282
      Amortization of excess of cost over net
        assets of acquired subsidiaries                               96                96
      Net amortization of investment security
        premiums (accretion of discount)                            (190)              (12)
      Gain on sale of premises and equipment                         501                 6
  Originations and purchases of loans held for resale            (53,937)         (108,089)
  Proceeds from sales of loans held for resale                    53,165           100,662
  Increase in accrued interest income
     and other assets                                             (3,456)             (295)
  Increase (decrease) in accrued interest
     and other liabilities                                           659               165
                                                            -------------     -------------

      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               889            (4,459)



INVESTING ACTIVITIES

  Proceeds from sales of investment securities
     available for sale                                            1,976             3,966
  Proceeds from maturities of investment securities               16,099            10,031
  Purchases of investment securities                             (30,933)          (13,701)
  Net increase in portfolio loans                                (66,331)          (32,332)
  Proceeds from sales of premises and equipment                      302                10
  Purchases of premises and equipment                             (1,876)             (467)
                                                            -------------     -------------

            NET CASH USED BY INVESTING ACTIVITIES                (80,763)          (32,493)



FINANCING ACTIVITIES

  Net payments (borrowings) on debt obligations                    4,125            (1,650)
  Resources provided by minority interest                          5,283             3,040
  Net proceeds from issuance of common stock upon
    exercise of stock options and warrants                         1,861             4,811
  Cash dividends paid                                               (879)             (630)
  Increase in demand deposits, NOW
    accounts and savings accounts                                 24,496             4,647
  Increase in certificates of deposit                             43,485            24,148
                                                            -------------     -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                 78,371            34,366
                                                            -------------     -------------

            DECREASE IN CASH AND CASH EQUIVALENTS                 (1,503)           (2,586)

Cash and cash equivalents at beginning of period                  63,333            45,331
                                                            -------------     -------------


       CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     61,830      $     42,745
                                                            =============     =============

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

         The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S- X) which the Corporation considers necessary for a fair presentation of the interim periods.

         The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

         The consolidated balance sheet as of December 31, 1996 was derived from audited consolidated financial statements as of that date. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


Note B - Implementation of New Accounting Standards

         Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", establishes new guidelines for accounting for certain transactions, such as sales of loans and loan participations. This new standard became effective for the Corporation January 1, 1997. Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended June 30, 1997.


Note C - New Operating Units

         In a stock-for-stock exchange transaction effective May 22, 1997, Bank of Tucson (previously a 51% owned consolidated bank subsidiary) became a wholly-owned subsidiary of a newly formed bank holding company, Sun Community Bancorp Limited ("Sun"). As a result of the exchange transaction, Sun became a 51% owned, second-tier subsidiary bank holding company of the Corporation. Sun was formed for the purpose of facilitating future expansion opportunities in the southwestern portion of the United States and related data processing, operations support and other ancillary services and functions for Bank of Tucson and future banks.

         In June 1997, Sun completed a $4.5 million offering of 250,000 shares of common stock including $2.3 million invested by the Corporation, maintaining its 51% interest in Sun.

Proceeds from the offering are expected to be used in Sun's expansion activities, primarily de novo bank development.

         On June 30, 1997 Valley First Community Bank, a de novo bank, commenced operations in Scottsdale, Arizona. The Bank was capitalized with $4.5 million, of which $2.3 million was invested by Sun with the remainder invested by individuals and other entities primarily located in the Scottsdale and Phoenix area. Valley First Community Bank is 51% owned by Sun and, accordingly, is consolidated with Sun for financial reporting purposes.

         Because of the Corporation's majority interest in Sun, Sun's consolidated financial position and results of operations are included in the Corporation's consolidated financial statements with corresponding accounting recognition of applicable minority interest.

         Brighton Commerce Bank, a de novo bank located in Brighton, Michigan, was formed in early January 1997. The Corporation's investment in this new bank ($1.6 million) was funded primarily from proceeds from exercise of stock options and borrowings. The Corporation owns 59% of the common stock of Brighton Commerce Bank and the Bank is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.



Note D - Prospective Impact of New Accounting Standards Not Yet Adopted

         The Financial Accounting Standards Board ("FASB") has issued certain new standards which affect accounting and financial reporting.

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

         A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Corporation's financial statements.

                                 PART I, ITEM 2


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Financial Condition

         Total assets amounted to $572.8 million at June 30, 1997, an increase of $80.5 million from the December 31, 1996 level of $492.3 million. The consolidated balance sheets include the Corporation and its majority-owned subsidiaries.

         During the six months ended June 30, 1997, two de novo banks and a second tier bank holding company were added. Effective May 22, 1997, Sun Community Bancorp Limited ("Sun"), a bank holding company, was formed in Tucson, Arizona for the purpose of acquiring a 100% ownership interest in Bank of Tucson (a 51% owned de novo bank formed in June, 1996). Sun was capitalized with $4.5 million, of which $2.3 million was invested by the Corporation (funded primarily by proceeds from exercise of stock warrants and borrowings) and the remainder was invested by individuals and other entities located in the Tucson/Scottsdale area.

         In June 1997, Sun completed a $4.5 million offering of 250,000 shares of common stock including $2.3 million invested by the Corporation maintaining its 51% interest in Sun. Proceeds from the offering are expected to be used in Sun's expansion activities, primarily de novo bank development.

         On June 30, 1997 Valley First Community Bank, a de novo commercial bank, commenced operations in Scottsdale, Arizona. The Bank was capitalized with $4.5 million, of which $2.3 million was invested by Sun with the remainder invested by individuals and other entities primarily located in the Scottsdale and Phoenix area. Valley First Community Bank is 51% owned by Sun and, accordingly, is consolidated with Sun for financial reporting purposes.

         Because of the Corporation's majority interest in Sun, Sun's consolidated financial position and results of operations are included in the Corporation's consolidated financial statements with corresponding accounting recognition of applicable minority interest.

         Brighton Commerce Bank, in Brighton, Michigan, was formed in early January 1997 and was capitalized with $2.7 million of which $1.6 million was invested by the Corporation. The Corporation's investment in this new bank was funded primarily from proceeds from exercise of stock options and borrowings. The Corporation owns 59% of the common stock of Brighton Commerce Bank and, accordingly, it is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

         Portfolio loans increased during the 1997 six-month period by approximately $66 million, more than double the corresponding net volume in 1996. Of the interim 1997 loan growth, $20 million occurred at Ann Arbor Commerce Bank, resulting from its significant asset and deposit growth during the period. Loan growth was generally funded by higher levels of interest-bearing deposits. The majority of 1997 portfolio loan growth occurred in commercial loans, which increased approximately $51 million, consistent with the banks' emphasis on commercial lending activities.

         The allowance for loan losses at June 30, 1997 approximated $5.3 million or 1.26% of total portfolio loans, approximating the year-end 1996 ratio of 1.28%. Provisions for loan losses have been maintained at a higher level in 1997 ($966,000) relative to 1996 ($477,000) commensurate with portfolio growth, levels of delinquent and other nonperforming loans and other factors.

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

         The following table summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):




                                                                                     1997                    1996
                                                                                ------------            ------------
Allowance for loan losses at January 1                                            $    4,578              $    3,687

Loans charged-off:
               Commercial                                                                384                      64
               Real estate mortgage                                                       70
               Installment                                                                10                      24
                                                                                  ----------              ----------
                                 Total charge-offs                                       464                      88

Recoveries:
               Commercial                                                                253                      42
               Real estate mortgage                                                        2                       1
               Installment                                                                12                       4
                                                                                  ----------              ----------
                                 Total recoveries                                        267                      47
                                                                                  ----------              ----------
                                 Net charge-offs (recoveries)                            197                      41
Additions to allowance charged to expense                                                966                     477
                                                                                  ----------              ----------

               Allowance for loan losses at June 30                               $    5,347              $    4,123
                                                                                  ==========              ==========

Average total portfolio loans for period ended June 30                            $  388,755              $  297,952
                                                                                  ==========              ==========

Ratio of net charge-offs to average portfolio loans outstanding                         0.05%                   0.01%
                                                                                  ==========              ==========

         The allowance for loan losses is a general allowance for the loan portfolio. For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table (in thousands), which includes all loans for which, based on the Corporation's loan rating system management has concerns, should not be interpreted as an indication of future charge-offs. In addition, amounts allocated are not intended to reflect the amount that may be available for future losses, since the allowance is a general allowance.




                                                June 30, 1997              December 31, 1996
                                            ------------------------     -----------------------
                                                              %                            %
                                                             Total                        Total
                                                           Portfolio                    Portfolio
                                                             Loans                        Loans
                                                          ----------                    ---------
 Commercial                                 $    2,433         .57%      $     2,281      .64%
 Real estate mortgage                               75         .02                67      .02
 Installment                                       140         .03               100      .03
 Unallocated                                     2,699         .64             2,130      .59
                                            ----------      -------      -----------     ----


 Total allowance for loan losses            $    5,347        1.26%      $     4,578     1.28%
                                            ==========      ======       ===========     ====

     Total portfolio
        loans outstanding                   $  423,756                    $  357,623
                                            ==========                    ==========


         In addition to the allowance for loan losses, certain loans in Michigan are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At June 30, 1997, total loans under this program approximated $14.3 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $1.6 million and are not included in the recorded allowance for loan losses.

         Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1996 and through June 30, 1997. Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at June 30, 1997 amounted to $3.4 million compared with $2.7 million at December 31, 1996 as summarized in the following table (in thousands):


                                                             June 30          Dec 31
                                                              1997             1996
                                                           ---------        ---------
       Nonaccrual loans:
                                  Commercial               $   1,479        $     928
                                  Real estate                     51              107
                                  Installment                     26               22
                                                           ---------        ---------
         Total nonaccrual loans                                1,556            1,057

       Past due (>90 days) loans:
                                  Commercial                   1,530            1,009
                                  Real estate                    228              549
                                  Installment                     87               84
                                                           ---------        ---------
          Total past due loans                                 1,845            1,642
                                                           --------         ---------

                 Total nonperforming loans                 $   3,401        $   2,699
                                                           =========        =========

         Nonperforming loans increased approximately $700,000 during the interim 1997 period. Most of this increase occurred in loans in nonaccrual status and relates to a small number of real estate loans in various stages of resolution. Of such increase, more than $300,000 relates to loans for which additional loss protection is available from certain governmental guarantees or other credit enhancements.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $54,000 and $43,000 would have been recorded for the six months ended June 30, 1997 and 1996, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $26,000 and $21,000, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $185,000 at June 30, 1997, a decrease of $128,000 from the year-end 1996 level of $313,000 due to the sale of one property.

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):



                                                                                                                  Allowance as a
                                                                                                                   Percentage of

                                   Total                      Allowance for          Nonperforming                      Total
                                Portfolio Loans                Loan Losses              Loans                     Portfolio Loans
                           -------------------------     ----------------------  ---------------------         --------------------
                              June 30        Dec 31       June 30       Dec 31     June 30       Dec 31         June 30     Dec 31
                               1997          1996          1997          1996       1997          1996            1997       1996
                           -----------    ----------    ---------      -------   ---------     --------        --------    -------
Ann Arbor Commerce Bank      $ 100,545     $  79,463     $  1,353      $ 1,088    $    409      $   304          1.35%      1.37%
Brighton Commerce Bank           5,212           n/a           53          n/a           5          n/a          1.02        n/a
Capitol National Bank           85,750        80,749        1,159        1,076         970          797          1.35       1.33
Grand Haven Bank                31,034        26,162          368          303         134          ---          1.19       1.16
Macomb Community Bank           12,406         5,821          125           59         ---          ---          1.01       1.01
Oakland Commerce Bank           54,680        54,569          667          655         880        1,227          1.22       1.20
Paragon Bank & Trust            53,489        46,680          609          563         415           44          1.14       1.21
Portage Commerce Bank           67,015        58,177          887          785         588          327          1.32       1.35
Sun Community Bancorp
   Limited:
   Bank of Tucson               12,520         4,850          126           49         ---          ---          1.01       1.01
   Valley First Community
     Bank                          ---           n/a          ---          n/a         ---          n/a           ---        n/a
Other, net                       1,105         1,152          ---          ---         ---          ---           ---        ---
                             ---------     ---------     --------      -------    --------      -------        ------      -----
Consolidated                 $ 423,756     $ 357,623     $  5,347      $ 4,578    $  3,401      $ 2,699          1.26%      1.28%
                             =========     =========     ========      =======    ========      =======        ======      =====

n/a - Not applicable

        Noninterest-bearing deposits approximated 13.2% of total deposits at June 30, 1997, a decrease from the December 31, 1996 level of 14.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

Results of Operations

        Net income for the six months ended June 30, 1997 amounted to $2,582,000 ($.55 per share), an increase over the $2,249,000 ($.56 per share) earned during the corresponding period of 1996. Operating results (in thousands) were as follows:

                                                                             Six months ended June 30
                                                             -------------------------------------------------------------
                                                                                         Return on            Return on
                                          Total Assets            Net Income        Beginning Equity       Average Assets
                                      --------------------   -------------------   ------------------      ---------------
                                       June 30     Dec 31
                                        1997        1996       1997       1996       1997       1996       1997      1996
                                     ---------   ---------   --------   -------    -------    -------    -------   -------
 Ann Arbor Commerce Bank              $118,070    $105,651   $   996    $   545     29.94%     22.14%      1.89%     1.38%
 Brighton Commerce Bank (2)              7,897         n/a      (258)       n/a       n/a        n/a        n/a       n/a
 Capitol National Bank                 104,093     104,254       851        747     21.22      20.65       1.63      1.57
 Grand Haven Bank                       40,603      32,731       142        102     10.12       7.69        .87       .87
 Macomb Community Bank (1)              26,795      15,123      ( 75)       n/a       n/a        n/a        n/a       n/a
 Oakland Commerce Bank                  74,776      71,095       395        430     14.53      16.57       1.11      1.29
 Paragon Bank & Trust                   66,540      63,752       348        346     15.53      13.65       1.09      1.26
 Portage Commerce Bank                  87,318      73,769       541        526     20.61      22.26       1.47      1.61
 Sun Community Bancorp
    Limited: (3)
    Bank of Tucson (1)                  34,433      17,276       (44)        10       n/a        .61        n/a       .59
    Valley First Community Bank (2)      4,792         n/a        ---       n/a       n/a        n/a        n/a       n/a
 Mortgage Banking                        2,651       2,831      (178)      ( 58)      n/a        n/a        n/a       n/a
 Other, net                              4,869       5,781      (136)      (399)      n/a        n/a        n/a       n/a
                                      --------    --------   -------    -------     -----      -----       ----      ----

 Consolidated                         $572,837    $492,263   $ 2,582    $ 2,249     12.57%     14.57%      1.00%     1.14%
                                      ========    ========   =======    =======     =====      =====       ====      ====

n/a - Not applicable.
(1) - Bank of Tucson and Macomb Community Bank, de novo banks, commenced operations in June and September 1996, respectively.
(2) - Brighton Commerce Bank and Valley First Community Bank, de novo banks, commenced operations in January and June 1997, respectively.
(3) - Effective May 22, 1997, Sun Community Bancorp Limited, a bank holding company 51% owned by the Corporation, was formed in Tucson, Arizona and acquired a 100% ownership interest in Bank of Tucson.

        Net interest income increased 30.1% during the six-month 1997 period versus the corresponding period of 1996.

        Noninterest income increased in 1997 to $1,206,000 for the six-month period, as compared with $695,000 for the corresponding 1996 period. The 1997 increase related primarily to a nonrecurring gain from the sale of a bank building and land parcel. Service charge income increased 2% and trust fee income increased 20%.

        The provision for loan losses amounted to $966,000 for the six-month 1997 period as compared to $477,000 for the corresponding period of 1996. The increased interim provision for loan losses in 1997 relates primarily to portfolio growth. The provision for loan losses is based on management's analysis of the loan portfolio as discussed elsewhere herein.

        Noninterest expense for the six months ended June 30, 1997 approximated $7.8 million compared with $5.6 million in 1996. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs.



Liquidity and Capital Resources

        The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $68 million for the six month 1997 period, compared to $29 million in 1996. Such growth occurred in all deposit categories, with the majority coming from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $24.3 million as of June 30, 1997.

        Cash and cash equivalents amounted to $61.8 million or 10.8% of total assets at June 30, 1997 as compared with $63.3 million or 12.9% of total assets at December 31, 1996. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the Corporation's liquidity position at June 30, 1997 is adequate to fund loan demand and meet depositor needs.

        In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At June 30, 1997 and December 31, 1996, the Corporation had approximately $62 million and $49 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. In the interim 1997 period, maturities from investment securities available for sale were deployed, in part, to fund higher yielding commercial bank growth.

        At June 30, 1997, the Corporation had lines of credit from an unrelated financial institution aggregating $10 million. Under this credit facility, borrowings outstanding approximated $7.6 million at June 30, 1997 ($3.5 million at December 31, 1996). Proceeds from 1997 borrowings have been deployed in de novo bank formation and other expansion opportunities. Future funding for formation of new banks (to the extent not otherwise funded by internal capital resources) or other needs may be met by additional future borrowings. Under the terms of the credit agreement, $8 million is convertible into long-term notes; $2 million of the lines of credit are revolving and are reviewed annually for continuance.

        Two of the Corporation's banks, (Oakland Commerce Bank and Ann Arbor Commerce Bank) have secured lines of credit with the Federal Home Loan Bank. Borrowings thereunder approximated $3 million and additional borrowing capacity approximated $20.6 million at June 30, 1997.

        The Corporation recently announced a third quarterly cash dividend of $.10 per share (payable September 1, 1997 to shareholders of record as of August 1, 1997). The dividend amounts in 1997 represent an increase over the dividends of $.0825 per share paid quarterly in 1996.

        As discussed previously, certain investment securities are designated as "available for sale" and, accordingly, are adjusted to market value at the balance sheet date (net of corresponding tax effect). Changes in market values of investment securities at their respective balance sheet dates marginally decreased stockholders' equity during the six months ended June 30, 1997.

        The Corporation and its banks are subject to complex regulatory capital requirements which require maintaining certain minimum capital ratios. These ratio measurements, in addition to certain other requirements, are used by regulatory agencies to determine the level of regulatory intervention and enforcement applied to financial institutions. The Corporation and each of its banks are in compliance with the regulatory requirements and management expects to maintain such compliance in the foreseeable future.

        Shareholders' equity, as a percentage of total assets, approximated 7.5% at June 30, 1997, a decrease from the beginning of the year ratio of 8.2%. Total capital funds, the Corporation's stockholders' equity and minority interest in consolidated subsidiaries, approximated 9.2% of total assets at June 30, 1997. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown on the following page (dollars in thousands):

                                                                                                                          Sun
                             Ann Arbor     Brighton   Capitol     Grand       Macomb   Oakland   Paragon   Portage     Community
                              Commerce     Commerce   National    Haven     Community  Commerce   Bank &   Commerce     Bancorp
                               Bank         Bank(1)    Bank       Bank (1)    Bank(1)    Bank     Trust      Bank       Limited
                             ---------     --------   -------    --------   ---------  --------  -------   --------    ---------
Financial Position:
  Total Assets                 $118,070     $7,897    $104,093    $40,603     $26,795   $74,776   $66,540    $87,318    $ 39,280
  Total Assets for Risk-Based
    Capital Purposes            119,430      7,950     105,268     40,964      26,921    75,448    67,109     88,214      39,367
  Risk-Weighted Assets           93,452      6,017      79,811     27,298      14,184    56,274    56,358     64,489      18,111
  Tier I Capital                  8,224      2,242       8,436      3,249       3,512     5,583     5,049      5,641      11,819
  Allowable Tier II Capital       1,143         53       1,000        368         125       667       609        807         126
  Tier I and Allowable Tier II
    Capital, Combined             9,367      2,295       9,436      3,617       3,637     6,250     5,658      6,448      11,945
Ratios Based on Financial
Position:
  Ratio of Tier I Capital to
    Risk-Weighted Assets           8.80%     37.26%      10.57%     11.90%      24.76%     9.92%     8.96%      8.75%      65.26%
  Ratio of Combined Tier I
    and Tier II Capital to
    Risk-Weighted Assets          10.02%     38.14%      11.82%     13.25%      25.64%    11.11%    10.04%     10.00%      65.96%
  Leverage Ratio                   6.97%     28.39%       8.10%      8.00%      13.11%     7.47%     7.59%      6.46%      24.58%
Ratios Required:
  Tier I                           4.00%      4.00%       4.00%      4.00%       4.00%     4.00%     4.00%      4.00%       4.00%
  Tier I and Tier II Combined      8.00%      8.00%       8.00%      8.00%       8.00%     8.00%     8.00%      8.00%       8.00%
  Leverage Ratio                   4.00%      8.00%       4.00%      8.00%       8.00%     4.00%     4.00%      4.00%       4.00%



                                     Capitol
                                     Bancorp
                                      Ltd.     Consolidated
                                    ---------  ------------
Financial Position:
  Total Assets                       $52,384     $572,837
  Total Assets for Risk-Based
    Capital Purposes                  48,222      574,022
  Risk-Weighted Assets                48,124      419,345
  Tier I Capital                      40,419       50,400
  Allowable Tier II Capital             (881)       4,017
  Tier I and Allowable Tier II
    Capital, Combined                 39,538       54,417
Ratios Based on Financial
Position:
  Ratio of Tier I Capital to
    Risk-Weighted Assets               83.99%       12.02%
  Ratio of Combined Tier I
    and Tier II Capital to
    Risk-Weighted Assets               82.16%       12.98%
  Leverage Ratio                       83.39%        7.63%
Ratios Required:
  Tier I                                4.00%        4.00%
  Tier I and Tier II Combined           8.00%        8.00%
  Leverage Ratio                        3.00%        4.00%


   (1) As a condition of bank charter approval, de novo banks are generally required to maintain Tier I leverage capital-to-total-assets ratios of not less than 8% for the first three full years of operations.

        During the six months ended June 30, 1997 the Corporation issued 218,283 shares of previously unissued common stock upon exercise of stock options and warrants, yielding proceeds of $1.9 million. Proceeds from exercise of warrants ($1.2 million) relate to a 1994 merger transaction from which such warrants expired June 30, 1997.

        Additionally, the Corporation entered into a transaction with its employee stock ownership plan ("ESOP") whereby the ESOP purchased 60,176 shares of previously unissued common stock, payable to the Corporation in the form of a note in the amount of $1 million. Such note receivable from the ESOP is classified as a deduction from stockholders' equity and will be funded by future ESOP contributions to be made by the Corporation and participating subsidiaries.

        As of June 30, 1997, applications for regulatory approval to form de novo banks in the Michigan communities of Muskegon and Grand Rapids were pending which, if approved and subject to other contingencies, would be majority owned by the Corporation.

        The Corporation's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with de novo bank expansion in selected markets as opportunities arise. Management continues to be actively engaged in the ongoing process of exploring opportunities for future growth (which includes de novo bank formation and other growth strategies). Accordingly, the Corporation may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future de novo banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by the Corporation.

        Management believes the Corporation's capital resources at June 30, 1997 to be adequate to fund existing operations, future growth and expansion.


Impact of New Accounting Standards

        The Financial Accounting Standards Board ("FASB") has issued certain new standards which affect accounting and financial reporting.

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

                 (b)  Reports on Form 8-K:
                          No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CAPITOL BANCORP LTD.
                              (Registrant)

                               \s\ Joseph D. Reid
                              -------------------------------------
                              Chairman, President and CEO
                              (duly authorized to sign on behalf
                              of the registrant)


                               \s\ Lee W. Hendrickson
                              -------------------------------------
                              Vice President and
                              Chief Financial Officer




Date:  August 8, 1997

                                 EXHIBIT INDEX



Exhibit No.              Description
-----------              -------------------------------------
11                       Statement regarding computation of per share earnings

27                       Financial Data Schedule