Form 10-Q
period 1997-09-30
CAPITOL BANCORP LTD
filed 1997-11-14
CIK 840264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                 For the transition period from              to
                                               --------------  -----------
                        Commission file number 33-24728C

                              CAPITOL BANCORP LTD.
             (Exact name of registrant as specified in its charter)


                MICHIGAN                           38-2761672
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

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Common stock, No par value:  4,723,194 shares
                     outstanding as of October 31, 1997.

                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated balance sheets - September 30, 1997 and December 31, 1996.
          Consolidated statements of income - Three months and nine months ended
               September 30, 1997 and 1996.
          Consolidated statements of cash flows - Nine months ended September 30,
               1997 and 1996.
          Notes to consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.




SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                          Consolidated Balance Sheets
                 As of September 30, 1997 and December 31, 1996

                                                                       September 30      December 31
                                                                          1997              1996
                                                                       ------------      -----------
                                                                               (in thousands)
ASSETS

Cash and due from banks                                                 $  22,443         $  20,928
Interest-bearing deposits with banks                                          145                55
Federal funds sold                                                         59,450            42,350
                                                                        ---------         ---------
                                 Cash and cash equivalents                 82,038            63,333

Loans held for resale                                                      10,000             6,749

Investment securities:
  Available for sale, carried at market value                              60,140            46,622
  Held for long-term investment, carried at
    amortized cost which approximates market value                          2,217             2,103
                                                                        ---------         ---------
                                 Total investment securities               62,357            48,725

Portfolio loans:
  Commercial                                                              365,400           283,461
  Real estate mortgage                                                     62,755            53,712
  Installment                                                              33,216            20,450
                                                                        ---------         ---------
                                 Total portfolio loans                    461,371           357,623
  Less allowance for loan losses                                           (5,758)           (4,578)
                                                                        ---------         ---------
                                 Net portfolio loans                      455,613           353,045

Investment in and advances to Amera Mortgage Corporation                    2,787             2,831
Premises and equipment                                                      6,787             5,421
Accrued interest income                                                     3,963             3,107
Excess of cost over net assets of acquired subsidiaries                     2,203             2,347
Other assets                                                                8,078             6,705
                                                                        ---------         ---------

            TOTAL ASSETS                                                $ 633,826         $ 492,263
                                                                        =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                   $  66,908         $  62,766
  Interest-bearing                                                        496,400           373,400
                                                                        ---------         ---------
                                 Total deposits                           563,308           436,166

Debt obligations                                                           11,825             6,500
Accrued interest on deposits and other liabiliites                          5,047             4,708
                                                                        ---------         ---------
                                 Total liabilities                        580,180           447,374

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                              9,817             4,730

STOCKHOLDERS' EQUITY
Common stock, no par value:
 10,000,000 shares authorized;
 issued and outstanding  1997 - 4,723,194 shares
                         1996 - 4,504,911 shares                           36,818            34,972
Retained earnings                                                           7,856             5,150
Market value adjustment (net of tax effect) for
  investment securities available for sale                                    170                37
                                                                        ---------         ---------
                                                                           44,844            40,159
Less note receivable from ESOP                                             (1,015)
                                                                        ---------         ---------
                                 Total stockholders' equity                43,829            40,159
                                                                        ---------         ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 633,826         $ 492,263
                                                                        =========         =========

                              CAPITOL BANCORP LTD.
                       Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 1997 and 1996
                     (in thousands, except per share data)


                                                                  Three Months Ended         Nine Months Ended
                                                                    September 30               September 30
                                                                 -------------------       --------------------
                                                                   1997       1996            1997       1996
                                                                 -------    --------       ---------  ---------
Interest income:
  Portfolio loans (including fees)                               $ 11,118    $ 8,004        $ 30,326   $ 22,862
  Loans held for resale                                               192        207             377        656
  Taxable investment securities                                       965        575           2,585      1,616
  Federal funds sold                                                  733        449           1,973      1,025
  Interest-bearing deposits with banks                                  4         10               8         35
  Dividends on investment securities and other                         27         26             182        337
                                                                  -------    -------         -------    -------

                    Total interest income                          13,039      9,271          35,451     26,531

Interest expense:
  Demand deposits                                                   1,062        592           2,850      1,683
  Savings deposits                                                    402        359           1,164      1,014
  Time deposits                                                     4,882      3,502          13,151      9,828
  Debt obligations and other                                          336         95             468        471
                                                                  -------    -------         -------    -------

                    Total interest expense                          6,682      4,548          17,633     12,996
                                                                  -------    -------         -------    -------


                    Net interest income                             6,357      4,723          17,818     13,535

Provision for loan losses                                             476        274           1,442        751
                                                                  -------    -------         -------    -------
                    Net interest income after
                    provision for loan losses                       5,881      4,449          16,376     12,784

Noninterest income:
  Service charges on deposit accounts                                 239        171             614        539
  Trust fee income                                                     86         67             244        199
  Gain on sale of investment securities
     available for sale                                                13          2              30         82
  Other realized gains                                                                           495
  Other                                                               158        249             319        364
                                                                  -------    -------         -------    -------

                    Total noninterest income                          496        489           1,702      1,184

Noninterest expense:
  Salaries and employee benefits                                    2,300      1,558           6,204      4,395
  Occupancy                                                           380        228           1,009        654
  Equipment rent, depreciation and maintenance                        548        262           1,437        686
  Deposit insurance premiums                                           22        350              64        415
  Other                                                               849        800           3,201      2,674
                                                                  -------    -------         -------    -------

                    Total noninterest expense                       4,099      3,198          11,915      8,824
                                                                  -------    -------         -------    -------

                    Income before federal income taxes              2,278      1,740           6,163      5,144
Federal income taxes                                                  802        562           2,105      1,717
                                                                  -------    -------         -------    -------
                              NET INCOME                          $ 1,476    $ 1,178         $ 4,058    $ 3,427
                                                                  =======    =======         =======    =======
                              NET INCOME PER SHARE:

                                   Primary                        $  0.30   $   0.26        $   0.85   $   0.82
                                                                  =======   ========        ========   ========

                                   Fully Diluted                  $  0.30   $   0.26        $   0.83   $   0.81
                                                                  =======   ========        ========   ========

                              CAPITOL BANCORP LTD.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1997 and 1996


                                                                              1997               1996
                                                                            ---------         ---------
                                                                                    (in thousands)
OPERATING ACTIVITIES
  Net income                                                               $  4,058          $   3,427
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                               1,442                751
      Depreciation of premises and equipment                                    872                437
      Amortization of excess of cost over net
        assets of acquired subsidiaries                                         145                145
      Net amortization of investment security
        premiums (accretion of discount)                                       (260)              (114)
      Gain on sale of premises and equipment                                    501                  6
      Originations and purchases of loans held for resale                   (98,145)          (153,960)
      Proceeds from sales of loans held for resale                           94,894            153,315
      Increase in accrued interest income
        and other assets                                                     (3,268)              (252)
      Increase (decrease) in accrued interest on deposits
        and other liabilities                                                   339                (25)
                                                                           --------          ---------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                       578              3,730



INVESTING ACTIVITIES

  Proceeds from sales of investment securities
     available for sale                                                       3,481              4,460
  Proceeds from maturities of investment securities                          26,061             26,911
  Purchases of investment securities                                        (42,714)           (38,834)
  Net increase in portfolio loans                                          (104,010)           (49,126)
  Proceeds from sales of premises and equipment                                 380                 13
  Purchases of premises and equipment                                        (3,119)            (1,267)
                                                                           --------          ---------
                NET CASH USED BY INVESTING ACTIVITIES                      (119,921)           (57,843)



FINANCING ACTIVITIES

  Net borrowings (payments) on debt obligations                               5,325             (1,650)
  Resources provided by minority interest in consolidated subsidiaries        5,087              4,966
  Net proceeds from issuance of common stock upon
    exercise of stock options and warrants                                    1,846              4,902
  Cash dividends paid                                                        (1,352)              (988)
  Increase in demand deposits, NOW
    accounts and savings accounts                                            41,798             15,988
  Increase in certificates of deposit                                        85,344             35,670
                                                                           --------          ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                   138,048             58,888
                                                                           --------          ---------

                       INCREASE IN CASH AND CASH EQUIVALENTS                 18,705              4,775

  Cash and cash equivalents at beginning of period                           63,333             45,331
                                                                           --------          ---------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 82,038          $  50,106
                                                                           ========          =========

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

     The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

     The consolidated balance sheet as of December 31, 1996 was derived from audited consolidated financial statements as of that date. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


Note B - Implementation of New Accounting Standards

     Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", establishes new guidelines for accounting for certain transactions, such as sales of loans and loan participations. This new standard became effective for the Corporation January 1, 1997. Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended September 30, 1997.


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

                                   6 of 21

     On June 30, 1997, Valley First Community Bank, a de novo bank, commenced operations in Scottsdale, Arizona. The Bank was capitalized with $4.5 million, of which $2.3 million was invested by Sun with the remainder invested by individuals and other entities primarily located in the Scottsdale and Phoenix area. Valley First Community Bank is 51% owned by Sun and, accordingly, is consolidated with Sun for financial reporting purposes.

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

     FASB Statement No. 128, "Earnings per Share", will revise the computation and reporting of earnings per share. This new standard is intended to simplify the basis upon which per-share amounts are determined, replacing "primary" earnings per share with "basic" earnings per share. "Fully diluted" earnings per share will be replaced by "diluted" earnings per share. The Statement will become effective for the Corporation's year end 1997 consolidated financial statements and will result in restatement of per-share amounts for prior periods. Early adoption of the new standard is not permitted. Based on management's preliminary analysis of the new accounting standard and related computational requirements, a comparative summary of earnings per share follows:

                                            Three Months Ended                  Nine Months Ended
                                               September 30                       September 30
                                        -----------------------               -----------------------
                                        1997               1996               1997               1996
                                        ----               ----               ----               ----
As originally reported:
 Primary                                  $ .30              $.26             $.85             $ .82
                                        =======            ======            =====             =====
 Fully Diluted                              .30               .26              .83               .81
                                        =======            ======            =====             =====
As restated:
 Basic earnings per share                   .31               .27              .88               .85
                                        =======            ======            =====             =====
 Diluted earnings per share                 .30               .26              .86               .85
                                        =======            ======            =====             =====


                                                           Year Ended December 31
                                          --------------------------------------------------------
                                              1996           1995          1994           1993
                                          -----------  --------------  -----------  --------------
As originally reported:
 Primary                                      $1.09            $.79         $.64          $.40
                                             ======          ======       ======       =======
 Fully diluted                                 1.04             .77          .64           .40
                                             ======          ======       ======       =======
As restated:
 Basic earnings per share                      1.11             .84          .68           .41
                                             ======          ======       ======       =======
 Diluted earnings per share                   $1.10           $ .82         $.67         $ .41
                                             ======          ======       ======       =======

     FASB Statement No. 129, "Disclosure of Information about Capital Structure", clarifies the extent and nature of disclosures relating to an entity's capital structure. It requires nonpublic companies to disclose information which has been required for public companies in the past. This new standard will become effective for the Corporation's year end 1997 consolidated financial statements and, upon implementation, is not expected to have a material impact.

     FASB Statement No. 130, "Reporting of Comprehensive Income" addresses the reporting and display of 'comprehensive income' and its components (revenue, expenses, gains and losses) in a full set of financial statements. Under this standard, comprehensive income is defined as the change in equity (net assets) of a business enterprise during a reporting period from transactions and other events and circumstances from non equity-holder sources. Thus, the term comprehensive income includes all elements of net income under current generally accepted accounting principles with adjustments for certain other items, such as unrealized gains and losses on investment securities available for sale. Management has not completed its analysis of this new accounting standard. The new standard will become effective for the Corporation in 1998 and will require restatement of prior year comparative information.

     FASB Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" revises reporting of information about operating segments in annual and interim financial statements. This statement sets revised standards for disclosure about products and services, geographic areas and major customers. It is intended to promote a more practical approach to segment reporting by requiring presentation of information on the basis which is used internally by management for evaluating segment performance and allocation of resources to segments of the enterprise. Management has not completed its analysis of this new accounting standard. The new standard will be effective for the Corporation's financial statements in 1998 and thereafter and will require restatement of prior period information.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Corporation's financial statements.

Note E - Upcoming Stock Dividend

     On November 5, 1997, the Corporation announced a 10% stock dividend (one share for each ten shares held) for shareholders of record as of December 1, 1997 to be distributed on or about December 15, 1997. Upon issuance, the Corporation's earnings per share will be retroactively restated to give effect to the stock dividend.

                                PART I, ITEM 2


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Financial Condition

     Total assets approximated $634 million at September 30, 1997, an increase of $142 million from the December 31, 1996 level of $492 million. The consolidated balance sheets include the Corporation and its majority-owned subsidiaries.

     During the nine months ended September 30, 1997, two de novo banks and a second tier bank holding company were added. Effective May 22, 1997, Sun Community Bancorp Limited ("Sun"), a bank holding company, was formed in Tucson, Arizona for the purpose of acquiring a 100% ownership interest in Bank of Tucson (a 51% owned de novo bank formed in June 1996) in a stock for stock exchange transaction with the Bank of Tucson shareholders. As a result of the exchange transaction, Sun was capitalized at $4.5 million, of which $2.3 million is attributable to the Corporation.

     In June 1997, Sun completed a $4.5 million offering of 250,000 shares of common stock including $2.3 million invested by the Corporation (funded primarily by proceeds from exercise of warrants and borrowings) maintaining its 51% interest in Sun. Proceeds from the offering are expected to be used in Sun's expansion activities, primarily de novo bank development.

     On June 30, 1997 Valley First Community Bank, a de novo commercial bank, commenced operations in Scottsdale, Arizona. The Bank was capitalized with $4.5 million, of which $2.3 million was invested by Sun with the remainder invested by individuals and other entities primarily located in the Scottsdale/Phoenix areas. Valley First Community Bank is 51% owned by Sun and, accordingly, is consolidated with Sun for financial reporting purposes.

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

     Portfolio loans increased during the 1997 nine-month period by approximately $104 million, more than double the corresponding net volume in 1996. Of the interim 1997 loan growth, $28 million occurred at Ann Arbor Commerce Bank, resulting from its significant asset and deposit growth during the period, with the remainder occurring at the Corporation's other mature banks and de novo banks. Loan growth was generally funded by higher levels of interest-bearing deposits. The majority of 1997 portfolio loan growth occurred in commercial loans, which increased approximately $82 million, consistent with the banks' emphasis on commercial lending activities.

     The allowance for loan losses at September 30, 1997 approximated $5.8 million or 1.25% of total portfolio loans, slightly less than the year-end 1996 ratio of 1.28%. The 1997 decrease in the ratio of the allowance for loan losses to total portfolio loans relates primarily to loan origination activities of de novo banks for which, because of absence of prior loss experience, a lower allowance ratio is appropriate. Provisions for loan losses have been maintained at a higher level in 1997 ($1,442,000) relative to 1996 ($751,000) commensurate with portfolio growth, levels of delinquent and other nonperforming loans and other factors.

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

     The following table summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):





                                                                 1997          1996
                                                             -----------   -----------
Allowance for loan losses at January 1                          $  4,578      $  3,687

Loans charged-off:
     Commercial                                                      474           186
     Real estate mortgage                                             76
     Installment                                                      17            45
                                                                --------      --------
          Total charge-offs                                          567           231

Recoveries:
     Commercial                                                      281            43
     Real estate mortgage                                              6             6
     Installment                                                      18             5
                                                                --------      --------
          Total recoveries                                           305            54
                                                                --------      --------
          Net charge-offs                                            262           177
Additions to allowance charged to expense                          1,442           751
                                                                --------      --------

     Allowance for loan losses at September 30                  $  5,758      $  4,261
                                                                ========      ========

Average total portfolio loans for period ended September 30     $406,096      $306,735
                                                                ========      ========
Ratio of net charge-offs to average portfolio loans
outstanding                                                         0.06%         0.06%
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


                                       September 30, 1997                 December 31, 1996
                                   ---------------------------        --------------------------
                                                        %                                   %
                                                      Total                               Total
                                                    Portfolio                           Portfolio
                                                      Loans                               Loans
                                                    ---------                           ---------
Commercial                          $  2,702             .59%           $  2,281             .64%
Real estate mortgage                      77             .02                  67             .02
Installment                              160             .03                 100             .03
Unallocated                            2,819             .61               2,130             .59
                                    --------        --------            --------        --------


Total allowance for loan losses     $  5,758            1.25%           $  4,578            1.28%
                                    ========        ========            ========        ========

  Total portfolio
    loans outstanding               $461,371                            $357,623
                                    ========                            ========

     In addition to the allowance for loan losses, certain loans are enrolled in a Michigan state government loan program and have additional reserves established to provide for loss protection. At September 30, 1997, total loans under this program approximated $15.6 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $1.7 million and are not included in the recorded allowance for loan losses.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1996 and through September 30, 1997. Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at September 30, 1997 amounted to $3.8 million compared with $2.7 million at December 31, 1996 as summarized in the following table (in thousands):


                                              Sept 30      Dec 31
                                                1997        1996
                                             ---------  ----------
Nonaccrual loans:
                           Commercial        $   2,239  $      928
                           Real estate             205         107
                           Installment              21          22
                                             ---------  ----------
Total nonaccrual loans                           2,465       1,057

Past due (>90 days) loans:
                           Commercial            1,032       1,009
                           Real estate             214         549
                           Installment             118          84
                                             ---------  ----------
Total past due loans                             1,364       1,642
                                             ---------  ----------
   Total nonperforming loans                 $   3,829  $    2,699
                                             =========  ==========

     The interim 1997 increase in nonperforming loans relates to a small number of loans (primarily in nonaccrual status as of September 30, 1997). Such increase is deemed by management to be consistent with the seasoned status of the Corporation's more mature banks' portfolios (certain of which had minimal levels of nonperforming loans previously) and peer trends. All of such loans are in varying stages of resolution and are believed to be adequately secured by collateral (primarily real estate) or have other loss protection in the form of governmental guarantees or other credit enhancements.

     If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $135,000 and $73,000 would have been recorded for the nine months ended September 30, 1997 and 1996, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $42,000 and $23,000, respectively.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) was less than $500,000 at September 30, 1997 and December 31, 1996.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):

                                                                                                Allowance as a
                                                                                                 Percentage of
                                       Total            Allowance for        Nonperforming           Total
                                  Portofolio Loans       Loan Losses             Loans          Portofolio Loans
                                ---------------------  ------------------  -------------------  ----------------
                                 Sept 30      Dec 31   Sept 30    Dec 31    Sept 30    Dec 31   Sept 30  Dec 31
                                   1997        1996      1997      1996       1997      1996     1997     1996
                                ---------  ----------  --------  --------  ---------  --------  ------    -----
Ann Arbor Commerce Bank          $107,401    $ 79,463    $1,428    $1,088     $  398    $  304    1.33%   1.37%
Brighton Commerce Bank             10,425         n/a       105       n/a        ---       n/a    1.01     n/a
Capitol National Bank              88,811      80,749     1,219     1,076        893       797    1.37    1.33
Grand Haven Bank                   32,727      26,162       386       303        189       ---    1.18    1.16
Macomb Community Bank              16,457       5,821       165        59          5       ---    1.00    1.01
Oakland Commerce Bank              56,650      54,569       664       655        860     1,227    1.17    1.20
Paragon Bank & Trust               56,564      46,680       639       563        734        44    1.13    1.21
Portage Commerce Bank              68,727      58,177       925       785        750       327    1.35    1.35
Sun Community Bancorp Limited:
  Bank of Tucson                   19,324       4,850       194        49        ---       ---    1.00    1.01
  Valley First Community Bank       3,180         n/a        33       n/a        ---       n/a    1.04     n/a
Other, net                          1,105       1,152       ---       ---        ---       ---     ---     ---
                                 --------    --------    ------    ------     ------    ------    ----    ----
Consolidated                     $461,371    $357,623    $5,758    $4,578     $3,829    $2,699    1.25%   1.28%
                                 ========    ========    ======    ======     ======    ======    ====    ====
n/a - Not applicable


     Noninterest-bearing deposits approximated 11.88% of total deposits at September 30, 1997, a decrease from the December 31, 1996 level of 14.4%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

Results of Operations

     Net income for the nine months ended September 30, 1997 amounted to $4.1 million, an increase over the $3.4 million earned during the corresponding period of 1996. Operating results (in thousands) were as follows:

                                                                                      Nine months ended September 30
                                                                            -------------------------------------------------
                                                                                                            Return on
                                                      Total Assets                Net Income             Beginning Equity
                                               -------------------------    ---------------------    ------------------------
                                                 Sept 30       Dec 31
                                                  1997          1996          1997         1996        1997           1996
                                               -----------   -----------    --------     --------    --------      ---------
 Ann Arbor Commerce Bank                        $128,269       $105,651    $ 1,425      $   841        28.55%         22.80%
 Brighton Commerce Bank (2)                       14,277            n/a       (399)         n/a          n/a            n/a
 Capitol National Bank                           113,035        104,254      1,327        1,125        22.07          20.74
 Grand Haven Bank                                 42,691         32,731        237          159        11.24           8.02
 Macomb Community Bank (1)                        39,748         15,123       (101)         (18)         n/a            n/a
 Oakland Commerce Bank                            87,731         71,095        644          430        15.80          11.04
 Paragon Bank & Trust                             68,743         63,752        526          475        15.64          12.51
 Portage Commerce Bank                            85,875         73,769        873          805        22.19          22.69
 Sun Community Bancorp Limited: (3)
   Bank of Tucson (1)                             38,574         17,276         12          (59)         .31            n/a
   Valley First Community Bank (2)                 7,986            n/a       (119)         n/a          n/a            n/a
 Mortgage banking                                  2,787          2,831       (282)         (93)         n/a            n/a
 Other, net                                        4,110          5,781        (85)        (238)         n/a            n/a
                                                --------       --------    -------      -------       ------         ------

 Consolidated                                   $633,826       $492,263    $ 4,058      $ 3,427        13.47%         14.80%
                                                ========       ========    =======      =======       ======         =======


                                                         Nine months ended September 30
                                                        --------------------------------
                                                                  Return on
                                                                Average Assets
                                                        --------------------------------

                                                           1997                1996
                                                        ---------           ---------
 Ann Arbor Commerce Bank                                    1.66%               1.35%
 Brighton Commerce Bank (2)                                  n/a                 n/a
 Capitol National Bank                                      1.65                1.56
 Grand Haven Bank                                            .82                 .85
 Macomb Community Bank (1)                                   n/a                 n/a
 Oakland Commerce Bank                                      1.13                 .83
 Paragon Bank & Trust                                       1.07                1.16
 Portage Commerce Bank                                      1.40                1.59
 Sun Community Bancorp Limited: (3)
   Bank of Tucson (1)                                        .06                 n/a
   Valley First Community Bank (2)                           n/a                 n/a
 Mortgage banking                                            n/a                 n/a
 Other, net                                                  n/a                 n/a
                                                       ---------            --------

 Consolidated                                                .97%               1.11%
                                                        ========            ========

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

     Net interest income increased 31.6% during the nine month 1997 period versus the corresponding period of 1996, primarily due to increased loans and deposits.

     Noninterest income increased in 1997 to $1.7 million for the nine month period, as compared with $1.2 million for the corresponding 1996 period. The increase related primarily to a nonrecurring gain from the sale of a bank building and land parcel in the first quarterly period of 1997. Service charge income increased 14% and trust fee income increased 23% in 1997 compared to interim 1996 periods.

     The provision for loan losses amounted to $1.4 million for the nine month 1997 period compared to $751,000 for the corresponding period of 1996. The increased interim provision for loan losses relates primarily to portfolio growth. The provision for loan losses is based on management's analysis of the loan portfolio as discussed elsewhere herein.

     Noninterest expense for the nine months ended September 30, 1997 approximated $11.9 million compared with $8.8 million in 1996. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $127 million for the nine month 1997 period, compared to $52 million in 1996. Such growth occurred in all deposit categories, with the majority coming from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $22.5 million as of September 30, 1997.

     Cash and cash equivalents amounted to $82 million at September 30, 1997 as compared with $63 million at December 31, 1996, 13% of total assets. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the Corporation's liquidity position at September 30, 1997 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At September 30, 1997 and December 31, 1996, the Corporation had approximately $62 million and $49 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. In the interim 1997 period, maturities from investment securities available for sale were deployed, in part, to fund higher yielding commercial bank growth.

     At September 30, 1997, the Corporation had lines of credit from an unrelated financial institution aggregating $10 million. Under this credit facility, borrowings outstanding approximated $8.8 million at September 30, 1997 ($3.5 million at December 31, 1996). Proceeds from 1997 borrowings have been deployed in de novo bank formation and other expansion opportunities. Under the terms of the credit agreement, $8 million is convertible into long-term notes; $2 million of the lines of credit are revolving and are reviewed annually for continuance.

     Future funding for formation of new banks (to the extent not otherwise funded by internal capital resources) or other needs may be met by additional future borrowings or other sources. Subsequent to September 30, 1997, the Corporation negotiated an increase of $3 million in facilities with its primary lender.

     Two of the Corporation's banks, (Oakland Commerce Bank and Ann Arbor Commerce Bank) have secured lines of credit with a Federal Home Loan Bank. Borrowings thereunder approximated $3 million and additional borrowing capacity approximated $23.5 million at September 30, 1997.

     The Corporation recently announced a fourth quarterly cash dividend of $.10 per share (payable December 1, 1997 to shareholders of record as of November 1, 1997). The dividend amounts in 1997 represent an increase over the dividends of $.0825 per share paid quarterly in 1996.

     On November 5, 1997, the Corporation announced a 10% stock dividend (one share for each ten shares held) for shareholders of record as of December 1, 1997 to be distributed on or about December 15, 1997. Upon issuance, the Corporation's earnings per share will be retroactively restated to give effect to the stock dividend.

     As discussed previously, certain investment securities are designated as "available for sale" and, accordingly, are adjusted to market value at the balance sheet date (net of corresponding tax effect). Changes in market values of investment securities at their respective balance sheet dates marginally increased stockholders' equity during the nine months ended September 30, 1997.

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

     Shareholders' equity, as a percentage of total assets, approximated 6.9% at September 30, 1997, a decrease from the beginning of the year ratio of 8.2%. Total capital funds, the Corporation's stockholders' equity and minority interest in consolidated subsidiaries, approximated 8.5% of total assets at September 30, 1997. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown on the following page (dollars in thousands).


                                     Ann Arbor      Brighton      Capitol     Grand       Macomb     Oakland     Paragon
                                      Commerce      Commerce     National     Haven     Community    Commerce     Bank &
                                        Bank         Bank(1)       Bank      Bank(1)     Bank(1)       Bank       Trust
                                    ------------  ------------  ---------  ----------  ---------    --------   ----------
Financial Position:
 Total Assets                          $128,269        $14,277   $113,035     $42,691     $39,748     $87,731     $68,743
 Total Assets for Risk-Based
   Capitol Purposes                     129,689         14,382    114,249      43,069      39,906      88,391      69,329
 Risk-Weighted Assets                    99,382         11,525     83,518      27,683      19,533      59,958      57,118
 Tier I Capital                           8,802          2,101      8,662       3,395       3,487       5,682       5,227
 Allowable Tier II Capital                1,236            105      1,047         386         165         664         639
 Tier I and Allowable Tier II
  Capital, Combined                      10,038          2,206      9,709       3,781       3,652       6,346       5,866
Ratios Based of Financial
Position:
 Ratio of Tier I Capital to
  Risk-Weighted Assets                     8.86%         18.23%     10.37%      12.26%      17.85%       9.48%       9.15%
 Ratio of Combined Tier I
  and Tier II Capital to
  Risk-Weighted Assets                    10.10%         19.14%     11.63%      13.66%      18.70%      10.58%      10.27%
 Leverage Ratio                            6.86%         14.72%      7.66%       8.23%       8.77%       6.48%       7.60%
Ratios Required:
 Tier I                                    4.00%          4.00%      4.00%       4.00%       4.00%       4.00%       4.00%
 Tier I and Tier II Combined               8.00%          8.00%      8.00%       8.00%       8.00%       8.00%       8.00%
 Leverage Ratio                            4.00%          8.00%      4.00%       8.00%       8.00%       4.00%       4.00%


                                                Sun
                                   Portage   Community   Capitol
                                   Commerce   Bancorp    Bancorp
                                    Bank     Limited      Ltd.    Consolidated
                                  --------   ---------   -------  ------------
Financial Position:
 Total Assets                      $85,875    $46,903     $54,380    $633,826
 Total Assets for Risk-Based
   Capitol Purposes                 86,785     46,754      50,215     635,419
 Risk-Weighted Assets               65,286     27,375      49,974     454,242
 Tier I Capital                      5,973     11,391      41,457      51,242
 Allowable Tier II Capital             817        227        (777)      4,509
 Tier I and Allowable Tier II
  Capital, Combined                  6,790     11,618      40,680      55,751
Ratios Based of Financial
Position:
 Ratio of Tier I Capital to
  Risk-Weighted Assets                9.15%     41.61%      82.96%      11.28%
 Ratio of Combined Tier I
  and Tier II Capital to
  Risk-Weighted Assets               10.40%     42.44%      81.40%      12.27%
 Leverage Ratio                       6.96%     20.53%      82.15%       7.05%
Ratios Required:
 Tier I                               4.00%      4.00%       4.00%       4.00%
 Tier I and Tier II Combined          8.00%      8.00%       8.00%       8.00%
 Leverage Ratio                       4.00%      3.00%       3.00%       4.00%

(1) As a condition of bank charter approval, de novo banks are generally required to maintain Tier I leverage capital-to-assets ratios of not less than 8% for the first three full years of operations.

     During the nine months ended September 30, 1997 the Corporation issued 218,283 shares of previously unissued common stock upon exercise of stock options and warrants, yielding proceeds of $1.9 million. Proceeds from exercise of warrants ($1.2 million) relate to a 1994 merger transaction from which such warrants expired June 30, 1997.

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

     As of September 30, 1997, applications for regulatory approval to form de novo banks in the Michigan communities of Muskegon and Grand Rapids were pending which, if approved and subject to other contingencies, would be majority-owned by the Corporation.

     The Corporation's operating strategy is focused on continuing development of de novo banks and the ongoing growth of its existing banks, coupled with the efficiencies from consolidation of bank operations. Management continues to be actively engaged in the ongoing process of exploring opportunities for future growth (which includes de novo bank formation and other growth strategies). Accordingly, the Corporation may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future de novo banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by the Corporation.

     Management believes the Corporation's capital resources at September 30, 1997 to be adequate to fund existing operations, future growth and expansion of existing banks.


Impact of New Accounting Standards

     The Financial Accounting Standards Board ("FASB") has issued certain new standards which affect accounting and financial reporting.

     FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", establishes new guidelines for accounting for certain transactions, such as sales of loans and loan participations. This new standard became effective for the Corporation January 1, 1997. Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended September 30, 1997.

     FASB Statement No. 128, "Earnings per Share", will revise the computation and reporting of earnings per share. This new standard is intended to simplify the basis upon which per-share amounts are determined, replacing "primary" earnings per share with "basic" earnings per share. "Fully diluted" earnings per share will be replaced with "diluted" earnings per share.

The Statement will become effective for the Corporation's year end 1997 consolidated financial statements and will result in restatement of per-share amounts for prior periods. Early adoption of the new standard is not permitted. Management has completed its preliminary analysis of this new accounting standard and a comparative analysis of the impact of its computations is set forth in Note D of the accompanying Notes to Financial Statements, which is incorporated herein by reference.

     FASB Statement No. 129, "Disclosure of Information about Capital Structure", clarifies the extent and nature of disclosures relating to an entity's capital structure. It requires nonpublic companies to disclose information which has been required for public companies in the past. This new standard will become effective for the Corporation's year end 1997 consolidated financial statements and, upon implementation, is not expected to have a material impact.

     FASB Statement No. 130, "Reporting of Comprehensive Income" addresses the reporting and display of 'comprehensive income' and its components (revenue, expenses, gains and losses) in a full set of financial statements. Under this standard, comprehensive income is defined as the change in equity (net assets) of a business enterprise during a reporting period from transactions and other events and circumstances from non equity-holder sources. Thus, the term comprehensive income includes all elements of net income under current generally accepted accounting principles with adjustments for certain other things, such as unrealized gains and losses on investment securities available for sale. Management has not completed its analysis of this new accounting standard. The new standard will become effective for the Corporation in 1998 and will require restatement of prior year comparative information.

     FASB Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" revises reporting of information about operating segments in annual and interim financial statements. This statement sets revised standards for disclosure about products and services, geographic areas and major customers. It is intended to promote a more practical approach to segment reporting by requiring presentation of information on the basis which is used internally by management for evaluating segment performance and allocation of resources to segments of the enterprise. Management has not completed its analysis of this new accounting standard. The new standard will be effective for the Corporation's financial statements in 1998 and thereafter and will require restatement of prior period information.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and reports on Form 8-K.


              (a)  Exhibits:
                               (11) Statement regarding computation of per share
                                    earnings.
                               (27) Financial Data Schedule.

              (b)  Reports on Form 8-K:
                               No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CAPITOL BANCORP LTD.
                                (Registrant)

                                \s\ Joseph D. Reid
                                --------------------------------------
                                Chairman, President and CEO
                                (duly authorized to sign on behalf
                                of the registrant)


                                \s\ Lee W. Hendrickson
                                --------------------------------------
                                Vice President and
                                Chief Financial Officer




Date:  November 14, 1997
------------------------

                                 EXHIBIT INDEX



   Exhibit No.      Description
   -----------     ---------------------


       11           Statement regarding computation of per share earnings

       27           Financial Data Schedule