Form 10-K405
period 1997-12-31
CAPITOL BANCORP LTD
filed 1998-03-26
CIK 840264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                      (X) ANNUAL REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                for the fiscal year ended December 31, 1997 or
                    ( ) TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant's telephone number, including area code: (517) 487-6555

Securities registered pursuant to Section 12(b) of the  Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

       8.50% CUMULATIVE TRUST PREFERRED SECURITIES, $10 LIQUIDATION AMOUNT
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                              YES X                      NO __

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of stock, as of a specified date within 60 days prior to the date of filing:
$103,114,174 as of February 17, 1998

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date : 5,201,380 as of February 17, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

                            See Cross-Reference Sheet

                               CAPITOL BANCORP LTD
                                    Form 10-K
                      Fiscal Year Ended: December 31, 1997
                              CROSS REFERENCE SHEET


ITEM OF FORM 10-K                           INCORPORATION BY REFERENCE FROM:
-----------------                           --------------------------------
     PART I
Item 1, Business                            Pages 24-26, 33, 35, and 40-41,
                                            Annual Report

Item 2, Properties                          Pages 3-12, 15-16 and 36, Annual Report
                                            Page 13, Proxy Statement
         PART II
Item 5,  Market for Registrant's            Pages 17-18, 37-39 and 45, Annual Report
            Common Equity and
            Related Stockholder Matters

Item 6,  Selected Financial Data            Page 17, Annual Report

Item 7,  Management's Discussion            Pages 19-27, Annual Report
             and Analysis of Financial
             Condition and Results of
             Operations

Item 8,  Financial Statements and           Pages 28-44 and 17, Annual Report
             Supplementary Data

         PART III
Item 10,  Directors and Executive           Pages 4-7, Proxy Statement, and
             Officers of Registrant         Pages 1 and 45, Annual Report

Item 11, Executive Compensation             Pages 8-12, Proxy Statement

Item 12, Security Ownership of              Pages 3-6 and  9, Proxy Statement
             Certain Beneficial
             Owners and Management

Item 13, Certain Relationships              Pages 13-14, Proxy Statement
             and Related Transactions

         PART IV
Item 14, Exhibits, Financial Statement      Pages 28-44, Annual Report
             Schedules and Reports on
             Form 8-K

KEY:
"Annual Report"            means the 1997 Annual Report of the Registrant
                           provided to Stockholders and the Commission pursuant to Rule 14a-3(b).

"Proxy Statement"          means the Proxy Statement of the Registrant on
                           Schedule 14A to be filed pursuant to Rule 14a-101.
                           It is expected that the Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Note: The page number references herein are based on the paper version of the Annual Report and Proxy Statement. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                              CAPITOL BANCORP LTD.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
                                                              PART I

ITEM  1.   Business.............................................................................................  4

ITEM  2.   Properties........................................................................................... 14

ITEM  3.   Legal Proceedings.................................................................................... 14

ITEM  4.   Submission of Matters to a Vote of Security Holders.................................................. 14


                                                             PART II

ITEM  5.   Market for Registrant's Common Equity and Related Stockholder Matters................................ 15

ITEM  6.   Selected Financial Data.............................................................................. 15

ITEM  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations................ 15

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk........................................... 15

ITEM  8.   Financial Statements and Supplementary Data.......................................................... 15

ITEM  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................. 15


                                                             PART III

ITEM 10.  Directors and  Executive Officers of the Registrant................................................... 16

ITEM 11.  Executive Compensation................................................................................ 16

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management........................................ 16

ITEM 13.  Certain Relationships and Related Transactions........................................................ 16

                                                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................... 17


                                     PART I

Item 1, Business.

a.  General development of business:

     Incorporated by reference from Page 33, Annual Report, under the caption "Note A--Significant Accounting Policies" and the subcaption thereunder, "Nature of Operations, Basis of Presentation and Principles of Consolidation" and Page 35, Annual Report under the caption "Note B--Changes in Consolidated Group".


b. Financial information about industry segments:

     The Corporation and its subsidiaries are engaged in a single business activity--banking.

c. Narrative description of business:

     Incorporated by reference from Page 33, Annual Report, under the caption "Note A--Significant Accounting Policies" and the subcaption thereunder, "Nature of Operations, Basis of Presentation and Principles of Consolidation" and Page 35, Annual Report, under the caption "Note B--Changes in Consolidated Group" and Pages 24-26, Annual Report, under the caption "Trends Affecting Operations". Incorporated by reference from Pages 40 and 41, Annual Report, under the caption "Note O -- Dividend Limitations of Subsidiaries and Other Capital Requirements". At December 31, 1997, the Corporation and its subsidiaries employed 191 full time equivalent employees.

     Effective  November 25,  1997,  the  Registrant  formed  Capitol  Trust I a
Delaware statutory business trust ("Capitol Trust I"). Capitol Trust I's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of the Registrant. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. On December 19, 1997, Capitol Trust I sold its preferred and common securities and acquired the Registrant's subordinated debentures. As a result, the sole assets of Capitol Trust I are the subordinated debentures of the Registrant.

     The  following  tables  (Tables  A  to  G,   inclusive),   present  certain
statistical information regarding the Corporation's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) CAPITOL BANCORP LTD.

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table sets forth the daily average balances for the major asset and liability categories and the actual related interest income and expense (in thousands) and average yield/cost for the years ended December 31, 1997, 1996 and 1995.

                                                                            Year Ended December 31

                                                                 1997                                    1996
                                                  ------------------------------------     -----------------------------------
                                                               Interest       (1)                      Interest       (1)
                                                  Average       Income/      Average       Average     Income/      Average
                                                  Balance       Expense    Yield/Cost      Balance     Expense    Yield/Cost
                                                  ------------------------------------     -----------------------------------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies             $56,604       $3,516        6.21%       $39,549      $2,234         5.65%
   States and political subdivisions (2)                 239           14        5.86%           207          18         8.70%
   Other                                               2,342          211        9.01%         2,510         372        14.82%
 Interest-bearing deposits with banks                  1,158           19        1.64%           474          42         8.86%
 Federal funds sold                                   50,948        2,805        5.51%        32,318       1,541         4.77%
 Loans held for resale                                 7,122          536        7.53%        10,737         818         7.62%
 Portfolio loans (3)                                 425,664       42,448        9.97%       318,491      31,454         9.88%
                                                  -----------   ----------   ---------     ----------  ----------    ---------

        Total Interest-Earning
               Assets/Interest Income                544,077       49,549        9.11%       404,286      36,479         9.02%
 Allowance for loan losses (deduct)                   (5,294)                                 (4,095)
 Cash and due from banks                              19,159                                  14,149
 Mortgage servicing rights, net
 Premises and equipment, net                           6,045                                   3,188
 Other assets                                         15,828                                  12,734
                                                  -----------                              ----------
                         Total Assets               $579,815                                $430,262
                                                  ===========                              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                                   $38,496       $1,544        4.01%       $35,288      $1,384         3.92%
  Time deposits under $100,000                       200,108       12,187        6.09%       160,502       9,555         5.95%
  Time deposits of $100,000 or more                  104,501        6,257        5.99%        66,106       3,935         5.95%
  Other interest-bearing deposits                    110,395        4,111        3.72%        69,818       2,418         3.46%
 Debt obligations                                      9,003          753        8.36%         8,625         496         5.75%
 Other                                                                                                        12
                                                  -----------   ----------   ---------     ----------  ----------    ---------
        Total Interest-Bearing
          Liabilities/Interest Expense               462,503       24,852        5.37%       340,339      17,800         5.23%

 Noninterest-bearing demand deposits                  62,166                                  44,727
 Accrued interest on deposits and
  other liabilities                                    4,421                                   4,166
 Capitol Trust I preferred securities                    822
 Minority interest in consolidated subsidiaries        8,047                                   2,439
 Stockholders' equity                                 41,856                                  38,591
                                                  -----------                              ----------
                Total Liabilities and
                 Stockholders' Equity               $579,815                                $430,262
                                                  ===========   ----------                 ==========  ----------
Net Interest Income                                               $24,697                                $18,679
                                                                ==========                             ==========
Interest Rate Spread (4)                                                         3.74%                                   3.79%
                                                                             =========                               =========
Net Yield on Interest-Earning Assets (5)                                         4.54%                                   4.62%
                                                                             =========                               =========
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities                 1.18x                                   1.19x
                                                  ===========                              ==========

                                                         Year Ended December 31

                                                                  1995
                                                  -------------------------------------
                                                                Interest       (1)
                                                    Average     Income/      Average
                                                    Balance     Expense    Yield/Cost
                                                  -------------------------------------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies              $35,136      $2,016         5.74%
   States and political subdivisions (2)                  271          10         3.69%
   Other                                                2,752         208         7.56%
 Interest-bearing deposits with banks                     339          10         2.95%
 Federal funds sold                                    24,758       1,453         5.87%
 Loans held for resale                                  4,605         300         6.51%
 Portfolio loans (3)                                  264,919      25,916         9.78%
                                                  -----------   ----------    ---------

        Total Interest-Earning
               Assets/Interest Income                 332,780      29,913         8.99%
 Allowance for loan losses (deduct)                    (3,441)
 Cash and due from banks                               10,960
 Mortgage servicing rights, net                           459
 Premises and equipment, net                            2,500
 Other assets                                          10,290
                                                  -----------
                         Total Assets                $353,548
                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                                    $32,684      $1,248         3.82%
  Time deposits under $100,000                        129,698       7,700         5.94%
  Time deposits of $100,000 or more                    54,096       3,316         6.13%
  Other interest-bearing deposits                      60,649       2,297         3.79%
 Debt obligations                                       7,193         492         6.84%
 Other                                                                 26
                                                  -----------   ----------    ---------
        Total Interest-Bearing
          Liabilities/Interest Expense                284,320      15,079         5.30%

 Noninterest-bearing demand deposits                   36,868
 Accrued interest on deposits and
  other liabilities                                     2,969
 Capitol Trust I preferred securities
 Minority interest in consolidated subsidiaries           261
 Stockholders' equity                                  29,130
                                                  -----------
                Total Liabilities and
                 Stockholders' Equity                $353,548
                                                  ===========   ----------
Net Interest Income                                               $14,834
                                                                ==========
Interest Rate Spread (4)                                                          3.69%
                                                                              =========
Net Yield on Interest-Earning Assets (5)                                          4.46%
                                                                              =========
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities                  1.17x
                                                  ===========


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

                                                                       Year Ended December 31

                                                  ------------------------------------------------------------
                                                      1997 compared to 1996         1996 compared to 1995
                                                  ----------------------------     ---------------------------
                                                  Volume     Rate    Net Total     Volume     Rate   Net Total
                                                  -------  --------  ---------     -------  -------  ---------
Increase (Decrease) In Interest Income:
  Investment securities:
    U.S. Treasury and government agencies           $965     $317       $1,282        $253     ($35)      $218
    States and political subdivisions                  3       (7)          (4)         (2)      10          8
    Other                                            (25)    (136)        (161)        (18)     182        164
  Interest-bearing deposits with banks                61      (84)         (23)          4       28         32
  Federal funds sold                                 888      376        1,264         444     (356)        88
  Loans held for resale                             (276)      (6)        (282)        399      119        518
  Portfolio loans                                 10,589      405       10,994       5,239      299      5,538
                                                  -------  -------    ---------     -------  -------  ---------
                      Total                       12,205      865       13,070       6,319      247      6,566


Increase (Decrease) In Interest Expense
  On Deposits:
    Savings                                          126       34          160          99       37        136
    Time deposits under $100,000                   2,352      280        2,632       1,830       25      1,855
    Time deposits of $100,000 or more              2,280       42        2,322         736     (117)       619
    Other interest-bearing deposits                1,406      287        1,693         348     (227)       121
Debt obligations                                      22      235          257          98      (94)         4
Other                                                (12)                  (12)        (14)                (14)
                                                  -------  -------    ---------     -------  -------  ---------
                      Total                        6,174      878        7,052       3,097     (376)     2,721
                                                  =======  =======    =========     =======  =======  =========
Increase (Decrease) in Net
  Interest Income                                 $6,031     ($13)      $6,018      $3,222     $623     $3,845
                                                  =======  =======    =========     =======  =======  =========

                                                     Year Ended December 31

                                                  -----------------------------
                                                      1995 compared to 1994
                                                  -----------------------------
                                                    Volume    Rate    Net Total
                                                  --------  -------  ----------
Increase (Decrease) In Interest Income:
  Investment securities:
    U.S. Treasury and government agencies            $640       $98       $738
    States and political subdivisions
    Other                                             (42)        4        (38)
  Interest-bearing deposits with banks                 (6)       (6)       (12)
  Federal funds sold                                  368       406        774
  Loans held for resale                              (178)      120        (58)
  Portfolio loans                                   5,651     1,378      7,029
                                                  --------  -------  ----------
                      Total                         6,433     2,000      8,433


Increase (Decrease) In Interest Expense
  On Deposits:
    Savings                                           (38)      196        158
    Time deposits under $100,000                    1,948     1,309      3,257
    Time deposits of $100,000 or more               1,209       735      1,944
    Other interest-bearing deposits                    66       351        417
Debt obligations                                       17       (42)       (25)
Other                                                 (69)                 (69)
                                                  --------  -------  ----------
                      Total                         3,133     2,549      5,682
                                                  ========  =======  ==========
Increase (Decrease) in Net
  Interest Income                                  $3,300     ($549)    $2,751
                                                  ========  =======  ==========

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LTD.



The following table sets forth the amortized cost and market value of investment securities as of December 31, 1997, 1996 and 1995 (in thousands):


                                                                                   December 31
                                                  -----------------------------------------------------------------------------
                                                           1997                     1996                          1995
                                                  ---------------------     ----------------------       ----------------------
                                                  Amortized     Market      Amortized      Market        Amortized       Market
                                                    Cost        Value         Cost          Value           Cost         Value
                                                   -------      -------      -------       -------        -------       -------
U.S. Treasury and government agencies              $60,430      $60,649      $46,162       $46,221        $32,846       $33,559
States and political subdivisions                    1,610        1,603          100           100            250           250
Other:
 Corporate bonds                                                                 301           300            739           737
 Federal Reserve Bank stock                            116          116          116           116            116           116
 Federal Home Loan Bank Stock                        1,073        1,073          984           984            664           664
 Corporate stock (1)                                 1,028        1,028        1,003         1,003          1,003         1,003
                                                   -------      -------      -------       -------        -------       -------
                  Total Other Securities             2,217        2,217        2,404         2,403          2,522         2,520
                                                   -------      -------      -------       -------        -------       -------
                       Total Investments           $64,257      $64,469      $48,666       $48,724        $35,618       $36,329
                                                   =======      =======      =======       =======        =======       =======


(1) Consists primarily of investment in the common stock of Access BIDCO, Incorporated.


The following table sets forth the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 1997 (in thousands):



                                                   U.S. Treasury and         States and Political            Other
                                                  Government Agencies            Subdivisions             Securities
                                               -------------------------    ----------------------  -----------------------
                                                               Weighted                   Weighted              Weighted      Total
                                               Amortized        Average      Amortized    Average    Amortized   Average    Carrying
                                                  Cost           Yield         Cost        Yield       Cost      Yield        Amount
                                               ----------      ---------    -----------  ---------  ----------- ----------- --------
Maturity:
 Due in one year or less                          $20,445         5.93%                                                      $20,445
 Due after one year but within
  five years                                       36,561         6.08%       $1,009        4.30%                             37,570
 Due after five years but within
  ten years                                         3,403         6.75%                                                        3,403
 Due after ten years                                   21         8.26%          601        5.65%                                622
 Without stated maturities                                                                              $2,217       *         2,217
                                                  -------                     ------                    ------               -------
                                   Total          $60,430                     $1,610                    $2,217               $64,257
                                                  =======                     ======                    ======               =======



* Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.


Following is a summary of average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 1997:


U.S. Treasury securities                        1 year       5 months
U.S. Agencies                                   2 years      4 months
States and Political subdivisions              10 years     11 months

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LTD.

Portfolio Loans outstanding as of the end of each period are shown in the following table according to type of loan (in thousands):

                                                                       December 31
                             --------------------------------------------------------------------------------------------------
                                    1997               1996                 1995               1994                1993
                             ------------------ ------------------  ------------------- ------------------  -------------------
Commercial - real estate     $262,157   52.14%  $180,310   50.42%   $140,462    49.55%   $99,330    41.12%   $74,142    43.23%
Commercial - other            133,781   26.61%   103,151   28.84%     81,699    28.82%    83,391    34.52%    51,513    30.03%
                             --------  -------- --------- --------  ---------  -------- --------- --------  ---------- --------
     Total Commercial Loans   395,938   78.75%   283,461   79.26%    222,161    78.37%   182,721    75.63%   125,655    73.26%

Real estate mortgage           66,630   13.25%    53,712   15.02%     48,954    17.27%    47,260    19.56%    34,743    20.26%
Installment                    40,187    7.99%    20,450    5.72%     12,356     4.36%    11,602     4.80%    11,116     6.48%
                             --------  -------- --------- --------  ---------  -------- --------- --------  ---------- --------
      Total Portfolio Loans  $502,755  100.00%  $357,623  100.00%   $283,471   100.00%  $241,583   100.00%  $171,514   100.00%
                             ========  ======== ========= ========  =========  ======== ========= ========  ========== ========


The following table presents (in thousands) the remaining maturity of portfolio loans outstanding at December 31, 1997 according to scheduled repayments of principal. The amounts due after one year are classified according to sensitivity to changes in interest rates.

Aggregate maturities of portfolio loan balances which are due:

                                                                                       Fixed        Variable
                                                                                       Rate           Rate         Total
                                                                                    -----------   -------------  -----------
  In one year or less                                                                 $121,388        $163,282     $284,670
  After one year but within five years                                                 201,973           5,149      207,122
  After five years                                                                       3,735           4,540        8,275
  Non-accrual loans (all of which are classified as variable rate)                                       2,688        2,688
                                                                                    -----------   -------------  -----------
                      Total                                                           $327,096        $175,659     $502,755
                                                                                    ===========   =============  ===========

The following summarizes, in general, the Corporation's various loan classifications:
      Commercial - Real Estate
      Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size approximates $500,000, and at December 31, 1997, approximately 15% of such properties were owner-occupied.

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

CAPITOL BANCORP LTD.

The aggregate amount of non-performing portfolio loans is set forth in the following table. Non-performing loans comprise (a) loans accounted for on a non-accrual basis, and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in non-accrual loans in (a) above) and consist primarily of commercial real estate loans. Non-performing portfolio loans include all loans for which, based on the Corporation's loan rating system, management has concerns. Loans are placed in non-accrual status when, in management's opinion, there is a reasonable probability of not collecting 100% of future principal and interest payments. In addition, certain loans, although current based on the Corporation's rating criteria, are placed in non-accrual status. Generally, loans are placed in non-accrual status when they become 90 days delinquent; however, management may elect to continue the accrual of interest in certain circumstances. When interest accruals are discontinued, interest previously accrued (but unpaid) is reversed. If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the year, additional interest income of $196,000 would have been recorded in 1997. Interest income recognized on loans in non-accrual status in 1997 operations approximated $62,000. At December 31, 1997, there were no material amounts of loans which were restructured or otherwise renegotiated as a concession to troubled borrowers.

                                                                                  December 31
                                                          ------------------------------------------------------------
                                                            1997        1996          1995         1994         1993
                                                          ---------   --------      --------     --------    ---------
Non-performing Loans:                                                            (in thousands)
  Non-accrual loans:               Commercial               $2,570       $928          $438       $1,121         $628
                                   Real Estate                  59        107           115          156        1,442
                                   Installment                  59         22            28           43            8
                                                          ---------   --------      --------     --------    ---------
        Total Non-accrual Loans                              2,688      1,057           581        1,320        2,078

  Past due loans:                  Commercial                  897      1,009           379          146          447
                                   Real Estate                 401        549           299          424           68
                                   Installment                  25         84            82           40          104
                                                          ---------   --------      --------     --------    ---------
        Total Past Due Loans                                 1,323      1,642           760          610          619
                                                          ---------   --------      --------     --------    ---------
Total Non-performing Loans                                  $4,011     $2,699        $1,341       $1,930       $2,697
                                                          =========   ========      ========     ========    =========
Nonperforming Loans as a Percentage
  of Total Portfolio Loans                                    0.80%      0.75%         0.47%        0.80%        1.57%
                                                          =========   ========      ========     ========    =========

Nonperforming Loans as a Percentage
  of Total Assets                                             0.58%      0.55%         0.35%        0.61%        1.06%
                                                          =========   ========      ========     ========    =========

Allowance for Loan Losses as a
  Percentage of Non-performing Loans                        155.30%    169.62%       274.94%      166.84%       92.70%
                                                          =========   ========      ========     ========    =========


The table below summarizes activity in other real estate owned, including transfers to and from the loan portfolio and subsequent payments on or sales of the property, for each period (in thousands):

                                                                            Year Ended December 31

                                                          ------------------------------------------------------------
                                                             1997       1996          1995         1994         1993
                                                          ---------   --------      --------     --------    ---------
    Other real estate owned at January 1                      $313       $972        $1,255       $1,364       $1,159

    Properties acquired in restructure
      of loans or in lieu of foreclosure                                              1,635        1,658          712

    Properties sold                                           (128)      (520)       (1,714)      (1,455)        (290)

    Payments received from borrowers or
      tenants, credited to carrying amount                     (10)       (47)                      (300)        (164)

    Other changes, net                                         (10)       (92)         (204)         (12)         (53)
                                                          ---------   --------      --------     --------    ---------
    Other Real Estate Owned at December 31                    $165       $313          $972       $1,255       $1,364
                                                          =========   ========      ========     ========    =========


    Other Real Estate Owned Reserve at January 1                $0         $0           $64           $0           $0
    Net Charge-offs                                                                      64           64
                                                          ---------   --------      --------     --------    ---------
    Other Real Estate Owned Reserve at December 31              $0         $0            $0          $64           $0
                                                          =========   ========      ========     ========    =========


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


                                                                          Year Ended December 31

                                                         ---------------------------------------------------------
                                                            1997           1996        1995       1994      1993
                                                         --------        --------     -------   -------    -------
                                                                                (in thousands)
Allowance for loan losses at January 1                     $4,578          $3,687     $3,220     $2,500    $2,319

Allowance of acquired bank                                                                          515

Loans charged-off:
  Commercial                                                  551             308        547        339       369
  Real estate                                                 117              35                     9        24
  Installment                                                  49              94         47         36       122
                                                         --------         -------     ------    -------   -------
                              Total Charge-offs               717             437        594        384       515

Recoveries:
  Commercial                                                  288             119        178        106        73
  Real estate                                                  18               8          3          3         2
  Installment                                                  13               5         41          7        23
                                                         --------         -------     ------    -------   -------
                                Total Recoveries              319             132        222        116        98
                                                         --------         -------     ------    -------   -------

                                Net Charge-offs               398             305        372        268       417

Additions to allowance charged to expense                   2,049           1,196        839        473       598
                                                         --------         -------    -------    -------   -------
          Allowance for Loan Losses at December 31         $6,229          $4,578     $3,687     $3,220    $2,500
                                                         ========         =======    =======    =======   =======


Total Portfolio Loans Outstanding at December 31         $502,755        $357,623   $283,471   $241,583  $171,514
                                                         ========         =======    =======    =======   =======
Ratio of Allowance for Loan Losses to
  Portfolio Loans Outstanding                                1.24%           1.28%      1.30%      1.33%     1.46%
                                                         ========         =======    =======    =======   =======


Average Total Portfolio Loans For the Year               $425,664        $318,491   $264,919   $203,924  $164,229
                                                         ========         =======    =======    =======   =======
Ratio of Net Charge-offs to Average
  Portfolio Loans Outstanding                                0.09%           0.10%      0.14%      0.13%     0.25%
                                                         ========         =======    =======    =======   =======

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

                                                                          December 31
                                                      ----------------------------------------------------
                                                        1997       1996      1995       1994       1993
                                                      ---------  --------- ---------  ---------  ---------
                                                                         (in thousands)
Commercial                                              $2,875     $2,281    $1,726     $1,831     $1,260
Real estate mortgage                                       103         67        67         55         92
Installment                                                185        100        57         61         76
Unallocated                                              3,066      2,130     1,837      1,273      1,072
                                                      ---------  --------- ---------  ---------  ---------
Total Allowance for Loan Losses                         $6,229     $4,578    $3,687     $3,220     $2,500
                                                      =========  ========= =========  =========  =========


     Total Portfolio Loans Outstanding                $502,755   $357,623  $283,471   $241,583   $171,514
                                                      =========  ========= =========  =========  =========

Percent of Allowance to Portfolio Loans Outstanding       1.24%      1.28%     1.30%      1.33%      1.46%
                                                      =========  ========= =========  =========  =========

In addition to the Corporation's allowance for loan losses, certain commercial loans participate in a loan program sponsored by the State of Michigan. Under that program, the governmental unit shares loss exposure on such loans by funding reserves which are placed as deposits at the banks. Loans participating in this program and related reserves approximated $18,719,000 and $1,788,000, respectively, at December 31, 1997. Such reserve amounts are separate and excluded from the allowance for loan losses.

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LTD.





The following table presents the average balances of deposits (in thousands) and the average rates of interest paid for the years ended December 31, 1997, 1996 and 1995:





                                                                             December 31

                                               ------------------------------------------------------------------
                                                      1997                   1996                 1995
                                               --------------------   --------------------   --------------------
                                                          Average                Average                Average
                                               Balance      Rate      Balance      Rate      Balance      Rate
                                               -------    ---------   -------    ---------   -------    ---------
Noninterest-bearing demand deposits            $ 62,166               $ 44,727               $ 36,868
Savings deposits                                 38,496      4.01%      35,288      3.92%      32,684       3.82%
Time deposits under $100,000                    200,108      6.09%     160,502      5.95%     129,698       5.94%
Time deposits of $100,000 or more               104,501      5.99%      66,106      5.95%      54,096       6.13%
Other interest-bearing deposits                 110,395      3.72%      69,818      3.46%      60,649       3.79%
                                               --------               --------               --------
                        Total Deposits         $515,666               $376,441               $313,995
                                               ========               ========               ========





The following table sets forth the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 1997 (in thousands):


Three months or less                           $ 55,766
Three months to twelve months                    67,967
Over 12 months                                   16,205
                                               --------

                                               $139,938
                                               ========

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LTD.


The following table shows the ratio of net income to average stockholders' equity, average total assets and certain other ratios for the years ended December 31, 1997, 1996 and 1995:


                                                                          Year Ended December 31
                                                                  ----------------------------------------
                                                                      1997          1996           1995
                                                                  ----------     ----------     ----------
Net Income as a percent of:
  Average stockholders' equity                                       13.28%        12.01%         10.55%
  Average total assets                                                0.96%         1.08%          0.87%

Average stockholders' equity as
  a percent of average total assets                                   7.22%         8.97%          8.24%


Dividend payout ratio (cash dividends per share as a
  percentage of net income per share) (1):
       Basic                                                         33.03%        29.41%         30.26%
       Diluted                                                       34.29%        30.30%         30.67%


(1) As adjusted to reflect the Corporation's 1997 stock dividend as if it had occurred at the beginning of the periods presented.

Item 2, Properties.

     Substantially all of the Corporation's office locations are leased. All of the Corporation's banks each operate from a single location, except Capitol National Bank (which has one branch location in Okemos, Michigan). The addresses of each bank's main office are stated on pages 3-12 and 15-16, Annual Report, which are incorporated herein by reference.

     Each of the bank subsidiaries' facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking. Some of the banks have drive-up customer service. The bank locations are typically located in or near high traffic centers of commerce in their respective communities. Customer service is enhanced through utilization of ATMs to process some customer-initiated transactions and the banks also make available a courier service to pick up transactions at customers' locations.

     The principal offices of the Corporation are located within the same building as Capitol National Bank in Lansing, Michigan. Those headquarters include administrative, operations and executive staff and the Corporation's data center.

     Sun Community Bancorp Limited (a second-tier 51%-owned bank holding company headquartered in Arizona) shares office space with its subsidiaries, Bank of Tucson (for the accounting function) and Valley First Community Bank (as to operations and data processing).

     Certain of the office locations are leased from related parties. Incorporated by reference from Page 36, Annual Report, under the caption "Note E--Premises and Equipment" and Page 13, sixth paragraph under the caption "Certain Relationships and Related Transactions".

     Management believes the Corporation's and the banks' offices to be in good and adequate condition and adequately covered by insurance.


Item 3, Legal Proceedings.

     As of December 31, 1997 there were no material pending legal proceedings to which the Corporation or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.


Item 4, Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of 1997, no matters were submitted to a vote by security holders.

                                   PART II

Item 5, Market for Common Equity and Related Stockholder Matters.

A.       Market Information:
                  Incorporated by reference from Page 18, Annual Report, under the caption "Information Regarding the Corporation's Common Stock", Pages 38-39, Annual Report, under the caption "Note K--Common Stock, Warrants and Stock Options" and page 45 (inside back cover), Annual Report, under the caption "Shareholder Information".

B.       Holders:
                  Incorporated by reference from first sentence of third paragraph on Page 18, Annual Report, under the caption "Information Regarding the Corporation's Common Stock".

C.       Dividends:
                  Incorporated by reference from Page 17, Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share", Pages 40 and 41, Annual Report, under the caption "Note O -- Dividend Limitations of Subsidiaries and Other Capital Requirements" and the second full paragraph commencing on Page 37, Annual Report, under the caption "Note I--Debt Obligations".


Item 6, Selected Financial Data.

Incorporated by reference from page 17, Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 1997, 1996, 1995, 1994, and 1993".


Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from pages 19-27, Annual Report.

Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from pages 24-26, Annual Report, under the caption "Trends Affecting Operations".


Item 8, Financial Statements and Supplementary Data.

See Item 13 (under subcaption "A. Exhibits") of this Form 10-K for specific description of financial statements incorporated by reference from Annual Report.

Incorporated by reference from page 17, Annual Report, under the caption "Quarterly Results of Operations".


Item 9, Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10, Directors and  Executive Officers of the Registrant

         Incorporated by reference from Pages 4-6 Proxy Statement, under the caption "Election of Directors" and Page 45 (inside back cover), Annual Report, under the caption "Officers of the Corporation".


Item 11, Executive Compensation.

         Incorporated by reference from Pages 8-12, Proxy Statement; Page 7, Proxy Statement, the second paragraph under the caption "Meetings of the Board of Directors" and page 13, Proxy Statement, the first five paragraphs under the caption "Certain Relationships and Related Transactions".


Item 12, Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference from Page 3, Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof", Pages 4-6, Proxy Statement, under the caption "Election of Directors" and Page 9, Proxy Statement, under the captions "Employee Stock Ownership Plan" and "Employee Retirement 401(k) Plan".


Item 13, Certain Relationships and Related Transactions.

         Incorporated by reference from Pages 13-14, Proxy Statement, under the caption "Certain Relationships and Related Transactions".

                                   PART IV

Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A. Exhibits:

                  The following consolidated financial statements of Capitol Bancorp Ltd. and Subsidiaries and report of independent auditors included on pages 28-44 of the Annual Report of the registrant to its stockholders for the year ended December 31, 1997, are incorporated by reference in Item 7:

                  Independent auditors' report.

                  Consolidated balance sheets--December 31, 1997 and 1996.

                  Consolidated statements of income--Years ended December 31, 1997, 1996 and 1995.

                  Consolidated statements of changes in stockholders' equity--Years ended December 31, 1997, 1996 and 1995.

                  Consolidated statements of cash flows--Years ended December 31, 1997, 1996 and 1995.

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

B. Reports on Form 8-K:

         During the fourth quarter of 1997, no reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD.
Registrant
By: \s\Joseph D. Reid                             By:  \s\ Lee W. Hendrickson
  ------------------------------                      --------------------------
    Joseph D. Reid                                    Lee W. Hendrickson
    Chairman, President and                           Vice President and
    Chief Executive Officer                           Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on February 5, 1998.


     \s\ Joseph D. Reid                                \s\ Robert C. Carr
-----------------------------------------            ------------------------------------------
Joseph D. Reid, Chairman, President,                 Robert C. Carr, Executive Vice President,
Chief Executive Officer and Director                 Treasurer and Director

     \s\ David O'Leary                                 \s\ Louis G. Allen
-----------------------------------------            ------------------------------------------
David O'Leary, Secretary and Director                Louis G. Allen, Director

     \s\ Paul R. Ballard                               \s\ David L. Becker
-----------------------------------------            ------------------------------------------
Paul R. Ballard, Executive                           David L. Becker, Director
Vice President and Director

    \s\ Douglas E. Crist                               \s\ Richard G. Dorner
-----------------------------------------            ------------------------------------------
Douglas E. Crist, Director                           Richard G. Dorner, Director

     \s\ Gary A. Falkenberg
-----------------------------------------            ------------------------------------------
Gary A. Falkenberg, Director                         Joel I. Ferguson, Director

      \s\ Kathleen A. Gaskin                           \s\ H. Nicholas Genova
-----------------------------------------            ------------------------------------------
Kathleen A. Gaskin, Director                         H. Nicholas Genova, Director

      \s\ L. Douglas Johns                             \s\ Michael L. Kasten
-----------------------------------------            ------------------------------------------
L. Douglas Johns, Director                           Michael L. Kasten, Director

      \s\ James R. Kaye                                \s\ Leonard Maas
-----------------------------------------            ------------------------------------------
James R. Kaye, Director                              Leonard Maas, Director

      \s\ Lyle W. Miller
-----------------------------------------
Lyle W. Miller, Director


                                EXHIBIT INDEX

                                                                                        PAGE NUMBER OR
                                                                                        INCORPORATED BY
EXHIBIT NO.                DESCRIPTION                                                  REFERENCE FROM:
-----------                -----------                                                  ----------------
 3                         Articles of Incorporation and
                           Bylaws                                                             (1)

 4                         Instruments Defining the Rights
                           of Security Holders:
                  (a)      Common Stock Certificate                                           (1)
                  (b)      Indenture dated December 18, 1997                                 (15)
                  (c)      Subordinated Debenture                                            (15)
                  (d)      Amended and Restated Trust Agreement
                           dated December 18, 1997                                           (15)
                  (e)      Preferred Security Certificate dated
                           December 18, 1997                                                 (15)
                  (f)      Preferred Securities Guarantee Agreement
                           of Capitol Trust I dated December 18, 1997                        (15)
                  (g)      Agreement as to Expenses and Liabilities
                           of Capitol Trust I                                                (15)

10                         Material Contracts:
                  (a)      Joseph D. Reid Employment
                           Agreement (as amended effective
                           January 1, 1989)                                                   (2)
                  (b)      Profit Sharing/401(K) Plan
                           (as amended and restated April 1, 1995)
                  (c)      Lease Agreement with Business &
                           Trade Center, Ltd.                                                (11)
                  (d)      Employee Stock Ownership Plan
                           (as amended and restated February
                           10, 1994)                                                         (12)
                  (e)      Employment Agreements with
                           Robert C. Carr, John C. Smythe,
                           and Charles J. McDonald                                            (2)
                  (f)      Executive Supplemental Income
                           Agreements with Robert C. Carr,
                           Paul R. Ballard, Richard G. Dorner,
                           James R. Kaye, Scott G. Kling,
                           John D. Groothuis, David K. Powers,
                           John C. Smythe and Charles J.
                           McDonald                                                          (13)
                  (g)      Amendment to Employment Agreement
                           of Joseph D. Reid, dated October
                           2, 1989                                                            (3)
                  (h)      Consolidation Agreement between
                           the Corporation and Portage
                           Commerce Bank                                                      (4)


                                                                                        PAGE NUMBER OR
                                                                                        INCORPORATED BY
EXHIBIT NO.                DESCRIPTION                                                  REFERENCE FROM:
10                         Material Contracts--continued:

                  (i)      Amendment to Employment Agreement
                           of Joseph D. Reid, dated
                           January 30, 1990                                                   (5)
                  (j)      Employment Agreements with
                           Paul R. Ballard and Richard G.
                           Dorner                                                             (6)
                  (k)      Employment Agreement with
                           David K. Powers                                                    (7)
                  (l)      Definitive Exchange Agreement and
                           Closing Memorandum between the
                           Registrant and United Savings
                           Bank, FSB                                                          (8)
                  (m)      Employment Agreement with James
                           R. Kaye                                                            (9)
                  (n)      Definitive Exchange Agreement
                           between the Registrant and
                           Financial Center Corporation                                      (10)

13                         Annual Report to Security Holders                                 (16)

21                         Subsidiaries of the Registrant

23                         Consent of BDO Seidman, LLP

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

(10) Form S-4, Reg. No. 33-73474, filed December 27, 1993.

(11) Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.

(12) Form 10-KSB for year ended December 31, 1994, filed March 15, 1995.

(13) Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.

(14) Form 10-KSB for the year ended December 31, 1996, filed March 21, 1997

(15) Part Effective Amendment No. 1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.

(16) Proxy statement of Registrant in Schedule 14A to be filed pursuant to Rule 14a-101.