Form 10-Q
period 1998-03-31
CAPITOL BANCORP LTD
filed 1998-05-15
CIK 840264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
         ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                            For the transition period from          to
                                                           ---------  --------
                        Commission file number 33-24728C

                              CAPITOL BANCORP LTD.
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                                38-2761672
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

         Common stock, No par value: 5,201,718 shares outstanding as of April 30, 1998.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated balance sheets - March 31, 1998 and December 31,
            1997.
         Consolidated statements of income - Three months ended
            March 31, 1998 and 1997.
         Consolidated statements of changes in stockholders' equity -
            Three months ended March 31, 1998 and 1997.
         Consolidated statements of cash flows - Three months ended
            March 31, 1998 and 1997.
         Notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                   As of March 31, 1998 and December 31, 1997


                                                                March 31            December 31
                                                                  1998                 1997
                                                               ------------         ------------
                                                                        (in thousands)
ASSETS
Cash and due from banks                                          $  28,783             $ 29,860
Interest-bearing deposits with banks                                   123                  260
Federal funds sold                                                  79,750               62,650
                                                                 ---------            ---------
                                  Cash and cash equivalents        108,656               92,770

Loans held for resale                                               23,358               11,426

Investment securities:
  Available for sale, carried at market value                       62,620               62,253
  Held for long-term investment, carried at
    amortized cost which approximates market value                   2,192                2,217
                                                                 ---------            ---------
                                  Total investment securities       64,812               64,470

Portfolio loans:
  Commercial                                                       435,621              395,938
  Real estate mortgage                                              66,415               66,630
  Installment                                                       41,956               40,187
                                                                 ---------            ---------
                                  Total portfolio loans            543,992              502,755
  Less allowance for loan losses                                    (7,018)              (6,229)
                                                                 ---------            ---------
                                  Net portfolio loans              536,974              496,526

Premises and equipment                                               7,709                7,579
Accrued interest income                                              4,349                4,116
Excess of cost over net assets of acquired subsidiaries              2,106                2,154
Other assets                                                        12,785               11,515
                                                                 ---------            ---------

            TOTAL ASSETS                                         $ 760,749            $ 690,556
                                                                 =========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                             $ 95,036             $ 83,487
  Interest-bearing                                                 567,014              520,920
                                                                 ---------            ---------
                                  Total deposits                   662,050              604,407

Debt obligations                                                     5,900
Accrued interest on deposits and other liabilities                   7,207                5,971
                                                                 ---------            ---------
                                  Total liabilities                675,157              610,378

GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN THE CORPORATION'S SUBORDINATED DEBENTURES                        24,136               24,126

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                      16,294               11,020

STOCKHOLDERS' EQUITY
 Common stock, no par value:
 10,000,000 shares authorized;
 issued and outstanding: 1998 - 5,201,718 shares
                         1997 - 5,198,380 shares                    50,362               50,312
Retained earnings                                                   (4,440)              (4,553)
Market value adjustment (net of tax effect) for
  investment securities available for sale                             110                  143
                                                                 ---------            ---------
                                                                    46,032               45,902
Less unallocated ESOP shares                                          (870)                (870)
                                                                 ---------            ---------
                                  Total stockholders' equity        45,162               45,032
                                                                 ---------            ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 760,749            $ 690,556
                                                                 =========            =========


                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 1998 and 1997
                      (in thousands, except per share data)



                                                                          1998                  1997
                                                                     ---------------        --------------
Interest income:
  Portfolio loans (including fees)                                         $ 12,742               $ 9,066
  Loans held for resale                                                         206                    78
  Taxable investment securities                                                 920                   768
  Federal funds sold                                                          1,104                   599
  Other interest                                                                 21
  Dividends on investment securities                                             23                    23
                                                                           --------               -------

                                    Total interest income                    15,016                10,534

Interest expense:
  Demand deposits                                                             1,333                   834
  Savings deposits                                                              372                   370
  Time deposits                                                               5,572                 3,922
  Debt obligations                                                              593                    40
                                                                           --------               -------

                                    Total interest expense                    7,870                 5,166
                                                                           --------               -------

                                    Net interest income                       7,146                 5,368

Provision for loan losses                                                       825                   454
                                                                           --------               -------

                                    Net interest income after
                                    provision for loan losses                 6,321                 4,914

Noninterest income:
  Service charges on deposit accounts                                           255                   169
  Trust fee income                                                               92                    77
  Realized gain on sale of investment
    securities available for sale                                                                      10
  Other                                                                         346                   578
                                                                           --------               -------

                                    Total noninterest income                    693                   834

Noninterest expense:
  Salaries and employee benefits                                              2,856                 1,978
  Occupancy                                                                     533                   295
  Equipment rent, depreciation and maintenance                                  645                   424
  Deposit insurance premiums                                                     30                    21
  Other                                                                       1,919                 1,140
                                                                           --------               -------

                                    Total noninterest expense                 5,983                 3,858
                                                                           --------               -------

                           Income before federal income taxes                 1,031                 1,890
Federal income taxes                                                            398                   628
                                                                           --------               -------

                              NET INCOME                                      $ 633               $ 1,262
                                                                           ========               =======

                              NET INCOME PER SHARE -- Note D:

                                                    Basic                    $ 0.12                $ 0.25
                                                                           ========               =======

                                                    Diluted                  $ 0.12                $ 0.25
                                                                           =========              =======


                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 1998 and 1997


                                                                                      Market Value
                                                                                     Adjustment for
                                                                                       Investment
                                                                                       Securities      Unallocated
                                                       Common         Retained          Available        ESOP
                                                       Stock          Earnings          for Sale        Shares           Total
                                                    -------------    ------------     ------------   -------------    -------------
Three Months Ended March 31, 1997

Balances at January 1, 1997                             $ 34,972         $ 5,150            $ 37              $ 0         $ 40,159

Cash dividends paid                                                         (451)                                             (451)

Net proceeds from issuance of common stock                   375                                                               375

Components of comprehensive income:
   Market value adjustment for investment
      securities available for sale                                                         (226)                             (226)
   Net income for the period                                               1,262                                             1,262
                                                                                                                          --------
      Comprehensive income for the period                                                                                    1,036
                                                        --------        --------          ------           ------         --------

    BALANCES AT MARCH 31, 1997                          $ 35,347         $ 5,961          $ (189)             $ 0         $ 41,119
                                                        ========        ========          ======           ======         ========


Three Months Ended March 31, 1998


Balances at January 1, 1998                             $ 50,312        $ (4,553)          $ 143           $ (870)        $ 45,032

Cash dividends paid                                                         (520)                                             (520)

Net proceeds from issuance of common stock                    50                                                                50

Components of comprehensive income:
   Market value adjustment for investment
      securities available for sale                                                          (33)                              (33)
   Net income for the period                                                 633                                               633
                                                                                                                          --------
      Comprehensive income for the period                                                                                      600
                                                        --------        --------          ------           ------         --------

    BALANCES AT MARCH 31, 1998                          $ 50,362        $ (4,440)          $ 110           $ (870)        $ 45,162
                                                        ========        ========          ======           ======         ========

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997



                                                                              1998                      1997
                                                                         ----------------          ----------------
                                                                                      (in thousands)
OPERATING ACTIVITIES
  Net income                                                                       $ 633                   $ 1,262
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                      825                       454
      Depreciation of premises and equipment                                         437                       261
      Amortization of goodwill and other intangibles                                  58                        48
      Net amortization of investment security
        premiums (accretion of discount)                                             (24)                     (117)
      Gain on sale of premises and equipment                                                                   494
  Originations and purchases of loans held for resale                            (64,190)                  (23,854)
  Proceeds from sales of loans held for resale                                    52,258                    25,086
  Increase in accrued interest income
     and other assets                                                             (1,489)                     (420)
  Increase in accrued interest and
     other liabilities                                                             1,236                       100
                                                                               ---------                  --------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (10,256)                    3,314



INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available for sale                                                                                      1,482
  Proceeds from maturities of investment securities                               12,793                    10,208
  Purchases of investment securities                                             (13,157)                  (16,105)
  Net increase in portfolio loans                                                (41,274)                  (32,794)
  Proceeds from sales of premises and equipment                                        9                       195
  Purchases of premises and equipment                                               (576)                     (615)
                                                                               ---------                  --------

                NET CASH USED BY INVESTING ACTIVITIES                            (42,205)                  (37,629)



FINANCING ACTIVITIES
  Net borrowings from debt obligations                                             5,900                     2,050
  Resources provided by minority interest in consolidated subsidiaries             5,274                       935
  Net proceeds from issuance of common stock                                          50                       375
  Cash dividends paid                                                               (520)                     (451)
  Increase in demand deposits, NOW
    accounts and savings accounts                                                 22,891                    15,887
  Increase in certificates of deposit                                             34,752                    28,684
                                                                               ---------                  --------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                         68,347                    47,480
                                                                               ---------                  --------

                INCREASE IN CASH AND CASH EQUIVALENTS                             15,886                    13,165

Cash and cash equivalents at beginning of period                                  92,770                    63,333
                                                                               ---------                  --------


                CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 108,656                  $ 76,498
                                                                               =========                  ========

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

         The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         The consolidated balance sheet as of December 31, 1997 was derived from audited consolidated financial statements as of that date. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.


Note B - Implementation of New Accounting Standards

         Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" requires presentation of all components of "comprehensive income" and total comprehensive income. This new standard became effective for the Corporation January 1, 1998. Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended March 31, 1998. Components of comprehensive income and total comprehensive income are included in the consolidated statements of changes in stockholders' equity.


Note C - New Bank

         Kent Commerce Bank, a de novo bank located in Grand Rapids, Michigan, was formed in early January 1998. The Corporation owns 51% of the common stock of Kent Commerce Bank. This new bank is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

Note D - Net Income Per Share

         The computations of basic and diluted earnings per share were as follows:


                                                                           Three Months Ended March 31
                                                                       ------------------------------------
                                                                              1998                 1997
                                                                              ----                 ----

Numerator--net income for the period                                       $   633,203         $ 1,262,280
                                                                           ===========         ===========

Denominator:
  Weighted average number of common shares outstanding
  (denominator for basic earnings per share)                                 5,200,656           4,975,510

Effect of dilutive securities:
  Warrants                                                                          --              55,723
  Stock options
                                                                               185,479             117,072
                                                                           -----------         -----------
    Potential dilution
                                                                               185,479             172,795
                                                                           -----------         -----------

Denominator for diluted net income per share --
  Weighted average number of common shares and potential dilution            5,386,135           5,148,305
                                                                           ===========         ===========


Basic Net Income Per Share                                                       $0.12               $0.25
                                                                           ===========         ===========

Diluted Net Income Per Share                                                     $0.12               $0.25
                                                                           ===========         ===========



Note E - Prospective Impact of New Accounting Standards Not Yet Adopted

         FASB Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" revises reporting of information about operating segments in annual and interim financial statements. This statement sets revised standards for disclosure about products and services, geographic areas and major customers. It is intended to promote a more practical approach to segment reporting by requiring presentation of information on the basis which is used internally by management for evaluating segment performance and allocation of resources to segments of the enterprise. Management has not completed its analysis of this new accounting standard. The new standard will be effective for the Corporation's financial statements as of December 31, 1998 and thereafter and will require restatement of prior period information.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". It requires start-up costs and organizational costs to be charged to expense when incurred. The initial application of the statement will require a cumulative effect adjustment for those companies that have previously capitalized start-up and organization costs and will be effective in 1999. Management has not completed its analysis of this new accounting standard.

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

                                 PART I, ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition

         Total assets approximated $760.7 million at March 31, 1998, an increase of $70.1 million from the December 31, 1997 level of $690.6 million. The consolidated balance sheets include the Corporation and its majority-owned banking subsidiaries.

         During the three months ended March 31, 1998, one de novo bank was added. Kent Commerce Bank, in Grand Rapids, Michigan, was formed in early January 1998 and was capitalized with $3.9 million of which $2 million was invested by the Corporation. The Corporation owns 51% of the common stock of Kent Commerce Bank and, accordingly, this new bank is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

         Portfolio loans increased during the three-month period by approximately $41 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $40 million, consistent with the banks' emphasis on commercial lending activities.

         The allowance for loan losses at March 31, 1998 approximated $7 million or 1.29% of total portfolio loans, an increase from the year-end 1997 ratio of 1.24%. The increase in the allowance ratio is temporary and relates, in part, to a $300,000 provision recorded at March 31, 1998 relating to impaired loans of one bank customer.

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

         The table on the next page summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):



                                                                                 1998                     1997
                                                                                 ----                     ----
Allowance for loan losses at January 1                                          $   6,229               $  4,578


Loans charged-off:
               Commercial                                                              82                    226
               Installment                                                             12                      1
                                                                                ---------               --------
                                 Total charge-offs                                     94                    227

Recoveries:
               Commercial                                                              57                    143
               Installment                                                              1                      8
                                                                                ---------               --------
                                 Total recoveries                                      58                    151
                                                                                ---------               --------
                                 Net charge-offs (recoveries)                          36                     76
                                                                                ---------               --------
Additions to allowance charged to expense                                             825                    454
                                                                                ---------               --------
               Allowance for loan losses at March 31                            $   7,018               $  4,956
                                                                                =========               ========

Average total portfolio loans for period ended March 31                         $ 522,992               $371,211
                                                                                =========               ========

Ratio of net charge-offs to average portfolio loans outstanding                      0.01%                  0.02%
                                                                                =========               ========

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



                                                          March 31, 1998                December 31, 1997
                                                       -------------------          -------------------------

                                                                     %                             %
                                                                   Total                         Total
                                                                 Portfolio                     Portfolio
                                                                    Loans                         Loans
                                                                    -----                         -----
           Commercial                             $     3,379        .62%        $     2,875        .57%
           Real estate mortgage                           167        .03                 103        .02
           Installment                                    192        .04                 185        .04
           Unallocated                                  3,280        .60               3,066        .61
                                                  -----------       ----         -----------       ----


           Total allowance for loan losses        $     7,018       1.29%        $     6,229       1.24%
                                                  ===========       ====         ===========       ====

               Total portfolio
                  loans outstanding               $   543,992                    $  502,755
                                                  ===========                    ==========


         In addition to the allowance for loan losses, certain loans are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At March 31, 1998, total loans under this program approximated $20.5 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $1.9 million and are not included in the recorded allowance for loan losses.

         Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1997 and through March 31, 1998. Impaired loans include amounts owed to one of the Corporation's banks relating to a customer's checks drawn on uncollected funds which arose in early February 1998. The total of the customer's overdrafts at the bank subsidiary approximated $1.5 million. Management subsequently became aware that larger overdrafts occurred at other, unaffiliated, financial institutions (certain of which subsequently filed suit against the bank subsidiary). Based on management's analysis of the customer's loan collateral and amounts owing the bank by that customer, an estimated loss accrual and write-off of $600,000 was recorded at March 31, 1998 relating to the advances arising from uncollected funds. In addition, the bank increased its interim provision for loan losses at March 31, 1998 by $300,000 relating to that customer.

         Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at March 31, 1998 amounted to $4.6 million compared with $4.0 million at December 31, 1997 as summarized in the following table (in thousands):


                                                                          March 31                Dec 31
                                                                           1998                    1997
                                                                           ----                    ----

     Nonaccrual loans:
                                 Commercial                            $   3,193                 $    2,570
                                 Real estate                                  58                         59
                                 Installment                                  60                         59
                                                                       ---------                 ----------
     Total nonaccrual loans                                                3,311                      2,688



      Past due (>90 days) loans:
                                 Commercial                                  788                        897
                                 Real estate                                 292                        401
                                 Installment                                 176                         25
                                                                       ---------                 ----------
     Total past due loans                                                  1,256                      1,323
                                                                       ---------                 ----------
              Total nonperforming loans                                $   4,567                 $    4,011
                                                                       =========                 ==========


         Nonperforming loans increased approximately $556,000 during the three-month period ended March 31, 1998 primarily due to the previously-mentioned occurrence of checks drawn on uncollected funds by a bank customer in early February 1998. Most of the nonaccrual loans are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately recorded in its determination of the adequacy of the allowance for loan losses.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $82,800 and $35,500 would have been recorded for the three months ended March 31, 1998 and 1997, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $1,400 and $4,400, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $290,000 at March 31, 1998 an increase of $125,000 from the year-end 1997 level of $165,000 due to the acquisition of one property.

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):




                                                                                                Allowance as a
                                                                                                Percentage of
                                  Total              Allowance for         Nonperforming            Total
                              Portfolio Loans         Loan Losses              Loans            Portfolio Loans
                              ---------------         -----------              -----            ---------------
                            March 31     Dec 31    March 31   Dec 31    March 31    Dec 31     March 31      Dec 31
                             1998         1997       1998      1997      1998        1997        1998         1997
                             ----         ----       ----      ----      ----        ----        ----         ----
Ann Arbor Commerce Bank    $ 122,710  $ 115,882    $ 1,657  $  1,564   $     582  $    913         1.35%       1.35%
Brighton Commerce Bank        17,118     13,817        172       139         ---       ---         1.00        1.01
Capitol National Bank         96,566     94,400      1,326     1,270         628       760         1.37        1.35
Grand Haven Bank              40,549     35,770        477       427           8        32         1.18        1.19
Kent Commerce Bank             6,464        n/a         65       n/a         ---       n/a         1.01         n/a
Macomb Community Bank         23,274     19,546        233       196         ---       ---         1.00        1.00
Muskegon Commerce Bank         5,742      1,610         58        17         ---       ---         1.01        1.06
Oakland Commerce Bank         60,415     58,091      1,022       686       1,606       744         1.69        1.18
Paragon Bank & Trust          60,051     59,184        670       663         982       660         1.12        1.12
Portage Commerce Bank         74,345     72,115        980       950         761       902         1.32        1.32
Sun Community Bancorp
  Limited:
  Bank of Tucson              25,497     23,406        255       235         ---       ---         1.00        1.00
  Valley First Community
    Bank                      10,158      7,830        103        82         ---       ---         1.01        1.05

Other, net                     1,103      1,104        ---       ---         ---       ---          ---         ---
                           ---------  ---------    -------  --------   ---------  --------         ----        ----



Consolidated               $ 543,992  $ 502,755   $  7,018  $  6,229   $   4,567  $  4,011         1.29%       1.24%
                           =========  =========   ========  ========   =========  ========         ====        ====

n/a - Not applicable


         Noninterest-bearing deposits approximated 14.4% of total deposits at March 31, 1998, a decrease from the December 31, 1997 level of 13.8%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

Results of Operations

         Net income for the three months ended March 31, 1998 amounted to $633,000 ($.12 per share), a decrease from the $1,262,000 ($.25 per share) earned during the corresponding period of 1997. Operating results (in thousands) were as follows:


                                                                      Three months ended March 31
                                                        --------------------------------------------------------------
                                                                                   Return on            Return on
                                     Total Assets            Net Income         Beginning Equity      Average Assets
                                     ------------            ----------         ----------------      --------------
                                 March 31      Dec 31
                                   1998         1997       1998       1997       1998      1997       1998      1997
                                   ----         ----       ----       ----       ----      ----       ----      ----
Ann Arbor Commerce Bank         $ 142,294   $ 138,390   $     504   $    591     20.65%    35.80%     1.42%      2.27%
Brighton Commerce Bank (2)         34,086      23,853         (38)      (123)      n/a       n/a       n/a        n/a
Capitol National Bank             117,279     126,552         500        390     22.47     19.47      1.69       1.45
Grand Haven Bank                   51,065      45,320         114         59     12.19      8.47       .95        .68
Kent Commerce Bank(4)              10,709         n/a        (144)       n/a       n/a       n/a       n/a        n/a
Macomb Community Bank (1)          48,303      41,010          19        (41)     2.17       n/a       .17        n/a
Muskegon Commerce Bank(2)          10,235       7,885         (78)       n/a       n/a       n/a       n/a        n/a
Oakland Commerce Bank              92,148      81,839          34        161      2.34     11.88       .16        .90
Paragon Bank & Trust               77,359      72,332         172        149     12.68     13.28       .92        .94
Portage Commerce Bank              98,083      91,759         294        241     19.34     18.36      1.24       1.24
Sun Community Bancorp
  Limited: (3)
  Bank of Tucson (1)               56,888      41,605         157        (57)    11.62       n/a      1.17        n/a
  Valley First Community
    Bank (2)                       16,563      12,826         (62)       n/a       n/a       n/a       n/a        n/a

Mortgage banking                    3,083       2,913         (60)       (73)      n/a       n/a       n/a        n/a
Other, net                          2,654       4,272        (779)       (35)      n/a       n/a       n/a        n/a
                                ---------   ---------   ---------   --------    ------    ------     -----      -----

Consolidated                    $ 760,749    $690,556   $     633    $ 1,262      5.62%     12.57%      .34%      1.00%
                                =========   =========   =========   ========    ======    =======    ======     ======

n/a  -  Not applicable.
(1) Bank of Tucson and Macomb Community Bank, de novo banks, commenced operations in June and September 1996, respectively.
(2) Brighton Commerce Bank, Valley First Community Bank and Muskegon Commerce Bank, de novo banks, commenced operations in
    January, June and December 1997, respectively.
(3) Effective May 22, 1997, Sun Community Bancorp Limited, a bank holding company 51% owned by the Corporation, was formed in
    Tucson, Arizona and acquired a 100% ownership interest in Bank of Tucson.
(4) Kent Commerce Bank, a de novo bank, commenced operations in January 1998.

         Net interest income increased 33.1% during the three-month 1998 period versus the corresponding period of 1997.

         Noninterest income decreased in 1998 to $693,000 for the three-month period, as compared with $834,000 in 1997. Service charge income increased 51% and trust fee income increased 19%.

         Provisions for loan losses approximated $825,000 for the three months ended March 31, 1998 compared to $454,000 during the corresponding 1997 period. The increase in the provision for loan losses relates primarily to growth in the banks' loan portfolios, in addition to the previously discussed $300,000 provision recorded in 1998 relating to one customer.

         Noninterest expense for the three months ended March 31, 1998 approximated $6 million compared with $3.9 million in 1997. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs.


Liquidity and Capital Resources

         Cash and cash equivalents amounted to $108.7 million or 14.3% of total assets at March 31, 1998 as compared with $92.8 million or 13.4% of total assets at December 31, 1997. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the Corporation's liquidity position at March 31, 1998 is adequate to fund loan demand and meet depositor needs.

         In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At March 31, 1998 and December 31, 1997, the Corporation had approximately $63 million and $62 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

         Two of the Corporation's banks, (Oakland Commerce Bank and Ann Arbor Commerce Bank) have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $5 million and additional borrowing capacity approximated $5.4 million at March 31, 1998.

         At March 31, 1998, the Corporation had unused lines of credit from an unrelated financial institution aggregating $5 million.

         The Corporation's Board of Directors recently approved a second quarter cash dividend of $.10 per share (payable June 1, 1997 to shareholders of record as of May 1, 1998), following a cash dividend of $.10 per share paid March 1, 1998.

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

         Capital, as a percentage of total assets, approximated 5.9% at March 31, 1998, a decrease from the beginning of the year ratio of 6.5%. Total capital funds (the Corporation's stockholders' equity, plus minority interest in consolidated subsidiaries plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $85.6 million or 11.25% of total assets at March 31, 1998. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown on the following page (dollars in thousands):


                           Ann Arbor  Brighton    Capitol     Grand      Kent      Macomb    Muskegon    Oakland    Paragon
                           Commerce    Commerce  National     Haven    Commerce   Community   Commerce   Commerce   Bank &
                             Bank      Bank(1)     Bank      Bank(1)   Bank(1)     Bank(1)    Bank(1)     Bank       Trust
                          ----------- ---------- ---------- --------- ----------- ---------- ---------- ---------- ----------
Financial Position:
 Total Assets              $ 142,294   $ 33,794  $ 117,279   $ 51,065   $ 10,635   $ 48,208   $ 10,181   $ 92,145   $ 77,359
 Total Assets for Risk-Based
   Capital Purposes          143,951     33,966    118,605     51,446     10,700     48,441     10,239     93,167     78,029
 Risk-Weighted Assets        114,054     20,853     90,984     34,401      7,247     25,981      6,523     69,416     62,495
 Tier I Capital               10,325      2,715      9,137      4,087      3,695      3,898      2,485      6,069      5,580
 Allowable Tier II Capital     1,429        172      1,140        431         65        233         58        870        670
 Tier I and Allowable Tier II
  Capital, Combined           11,754      2,887     10,277      4,518      3,760      4,131      2,543      6,939      6,250
Ratios Based of Financial
Position:
 Ratio of Tier I Capital to
  Risk-Weighted Assets          9.05%     13.02%     10.04%     11.88%     50.99%     15.00%     38.10%      8.74%      8.93%
 Ratio of Combined Tier I
  and Tier II Capital to
  Risk-Weighted Assets         10.31%     13.84%     11.30%     13.13%     51.88%     15.90%     38.99%     10.00%     10.00%
 Leverage Ratio                 7.26%      8.03%      7.79%      8.00%     34.74%      8.09%     24.41%      6.59%      7.21%
Ratios Required:
 Tier I                         4.00%      4.00%      4.00%      4.00%      4.00%      4.00%      4.00%      4.00%      4.00%
 Tier I and Tier II Combined    8.00%      8.00%      8.00%      8.00%      8.00%      8.00%      8.00%      8.00%      8.00%
 Leverage Ratio                 4.00%      8.00%      4.00%      8.00%      8.00%      8.00%      8.00%      4.00%      4.00%



                                               Sun
                                  Portage   Community   Capitol
                                  Commerce   Bancorp    Bancorp
                                   Bank      Limited     Ltd.     Consolidated
                                 ---------- ---------- ---------- ------------
Financial Position:
 Total Assets                     $ 98,083   $ 74,465   $ 70,814    $ 760,749
 Total Assets for Risk-Based
   Capital Purposes                 99,063     74,445     67,590      764,165
 Risk-Weighted Assets               72,619     44,697     64,952      551,381
 Tier I Capital                      6,362     18,347     42,946       78,487
 Allowable Tier II Capital             909        358     24,670       10,598
 Tier I and Allowable Tier II
  Capital, Combined                  7,271     18,705     67,616       89,085
Ratios Based of Financial
Position:
 Ratio of Tier I Capital to
  Risk-Weighted Assets                8.76%     41.05%     66.12%       14.23%
 Ratio of Combined Tier I
  and Tier II Capital to
  Risk-Weighted Assets               10.01%     41.85%    104.10%       16.16%
 Leverage Ratio                       6.49%     24.64%     60.65%       10.32%
Ratios Required:
 Tier I                               4.00%      4.00%      4.00%        4.00%
 Tier I and Tier II Combined          8.00%      8.00%      8.00%        8.00%
 Leverage Ratio                       4.00%      3.00%      3.00%        4.00%


(1)     As a condition of bank charter approval, de novo banks are generally required to maintain Tier I leverage capital-to-assets ratios of not less than 8% for the first three full years of operations.

         As of March 31, 1998, applications were pending for the formation of de novo banks in Arizona (Phoenix and North Tucson) and Michigan (Detroit). Management anticipates those de novo banks will commence operations in 1998 and will be majority owned by the Corporation or, as to Arizona de novo banks, its majority-owned subsidiary, Sun Community Bancorp Ltd.

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

         Management believes the Corporation's capital resources at March 31, 1998 to be adequate to fund existing operations, future growth and expansion.


Impact of New Accounting Standards

                 FASB Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" revises reporting of information about operating segments in annual and interim financial statements. This statement sets revised standards for disclosure about products and services, geographic areas and major customers. It is intended to promote a more practical approach to segment reporting by requiring presentation of information on the basis which is used internally by management for evaluating segment performance and allocation of resources to segments of the enterprise. Management has not completed its analysis of this new accounting standard. The new standard will be effective for the Corporation's financial statements as of December 31, 1998 and thereafter and will require restatement of prior period information.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". It requires start-up costs and organizational costs to be charged to expense when incurred. The initial application of the statement will require a cumulative effect adjustment for those companies that have previously capitalized start-up and organization costs and will be effective in 1999. Management has not completed its analysis of this new accounting standard.

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

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and reports on Form 8-K.

                          (a)  Exhibits:
                                             (27)   Financial Data Schedule.

                          (b)  Reports on Form 8-K:
                                             No reports on Form 8-K were filed
                                             during the quarter ended
                                             March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CAPITOL BANCORP LTD.
                                            (Registrant)

                                             \s\ Joseph D. Reid
                                            -----------------------------------
                                            Chairman, President and CEO
                                            (duly authorized to sign on behalf
                                            of the registrant)


                                             \s\ Lee W. Hendrickson
                                            -----------------------------------
                                            Vice President and
                                            Chief Financial Officer




Date: May 14, 1998

                                  EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------


27                        Financial Data Schedule