Form 10-Q
period 1998-06-30
CAPITOL BANCORP LTD
filed 1998-08-11
CIK 840264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes __X__    No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, No par value: 5,238,411 shares outstanding as of July 31, 1998.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated balance sheets - June 30, 1998 and December 31,
                    1997.

                  Consolidated statements of income - Three months and
                    six months ended June 30, 1998 and 1997.

                  Consolidated statements of changes in stockholders' equity -
                    Six months ended June 30, 1998 and 1997.

                  Consolidated statements of cash flows - Six months ended
                    June 30, 1998 and 1997.

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

Item 3.           Defaults Upon Senior Securities.

Item 4.           Submission of Matters to a Vote of Security Holders.

Item 5.           Other Information.

Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                    As of June 30, 1998 and December 31, 1997

                                                                                       June 30             December 31
                                                                                         1998                  1997
                                                                                      ---------            -----------
                                                                                               (in thousands)

ASSETS
------

Cash and due from banks                                                               $  42,585             $  29,860
Interest-bearing deposits with banks                                                        712                   260
Federal funds sold                                                                       93,200                62,650
                                                                                      ---------             ---------
                                                   Cash and cash equivalents            136,497                92,770

Loans held for resale                                                                    15,255                11,426

Investment securities:
  Available for sale, carried at market value                                            64,444                62,253
  Held for long-term investment, carried at
    amortized cost which approximates market value                                        2,290                 2,217
                                                                                      ---------             ---------
                                                   Total investment securities           66,734                64,470

Portfolio loans:
  Commercial                                                                            488,078               395,938
  Real estate mortgage                                                                   70,615                66,630
  Installment                                                                            47,930                40,187
                                                                                      ---------             ---------
                                                   Total portfolio loans                606,623               502,755
  Less allowance for loan losses                                                         (7,373)               (6,229)
                                                                                      ---------             ---------
                                                   Net portfolio loans                  599,250               496,526

Premises and equipment                                                                    8,078                 7,579
Accrued interest income                                                                   4,677                 4,116
Excess of cost over net assets of acquired subsidiaries                                   2,292                 2,154
Other assets                                                                             13,694                11,515
                                                                                      ---------             ---------
            TOTAL ASSETS                                                              $ 846,477             $ 690,556
                                                                                      =========             =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest-bearing                                                                 $ 100,094             $  83,487
  Interest-bearing                                                                      648,432               520,920
                                                                                      ---------             ---------
                                                   Total deposits                       748,526               604,407

Debt obligations                                                                          3,000
Accrued interest on deposits and other liabilities                                        6,290                 5,971
                                                                                      ---------             ---------
                                                   Total liabilities                    757,816               610,378

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                                           24,237                24,126

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                           17,649                11,020

STOCKHOLDERS' EQUITY
  Common stock, no par value:
  10,000,000 shares authorized;
  issued and outstanding:       1998 - 5,232,031 shares
                                1997 - 5,198,380 shares                                  51,138                50,312
Retained earnings                                                                        (3,579)               (4,553)
Market value adjustment (net of tax effect) for
  investment securities available for sale                                                   86                   143
                                                                                      ---------             ---------
                                                                                         47,645                45,902
Less unallocated ESOP shares                                                               (870)                 (870)
                                                                                      ---------             ---------
                                                   Total stockholders' equity            46,775                45,032
                                                                                      ---------             ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 846,477             $ 690,556
                                                                                      =========             =========

                                 Page 3 of 21

                              CAPITOL BANCORP LTD.

                        Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 1998 and 1997
                      (in thousands, except per share data)

                                                                      Three Months Ended         Six Months Ended
                                                                          June 30                      June 30
                                                                     ---------------------      --------------------

                                                                        1998        1997          1998        1997
                                                                     --------      -------      -------      -------
Interest income:
  Portfolio loans (including fees)                                    $14,226      $10,142      $26,968      $19,208
  Loans held for resale                                                   429          107          635          185
  Taxable investment securities                                           963          852        1,883        1,620
  Federal funds sold                                                    1,080          641        2,184        1,240
  Other interest                                                           32            4           53            4
  Dividends on investment securities                                       26          132           49          155
                                                                      -------      -------      -------      -------

                       Total interest income                           16,756       11,878       31,772       22,412

Interest expense:
  Demand deposits                                                       1,657          954        2,990        1,788
  Savings deposits                                                        360          392          732          762
  Time deposits                                                         6,106        4,347       11,678        8,269
  Debt obligations and other                                              644           92        1,237          132
                                                                      -------      -------      -------      -------

                       Total interest expense                           8,767        5,785       16,637       10,951
                                                                      -------      -------      -------      -------


                       Net interest income                              7,989        6,093       15,135       11,461

Provision for loan losses                                                 833          512        1,658          966
                                                                      -------      -------      -------      -------
                       Net interest income after
                       provision for loan losses                        7,156        5,581       13,477       10,495

Noninterest income:
  Service charges on deposit accounts                                     290          206          545          375
  Trust fee income                                                        111           81          203          158
  Realized gains on sale of investment
    securities available for sale                                           2            7            2           17
  Other                                                                   494           78          840          656
                                                                      -------      -------      -------      -------

                       Total noninterest income                           897          372        1,590        1,206

Noninterest expense:
  Salaries and employee benefits                                        3,037        1,926        5,893        3,904
  Occupancy                                                               493          334        1,026          629
  Equipment rent, depreciation and maintenance                            690          465        1,335          889
  Deposit insurance premiums                                               27           21           57           42
  Other                                                                 1,627        1,212        3,546        2,352
                                                                      -------      -------      -------      -------

                      Total noninterest expense                         5,874        3,958       11,857        7,816
                                                                      -------      -------      -------      -------

                      Income before federal income taxes                2,179        1,995        3,210        3,885
Federal income taxes                                                      795          675        1,193        1,303
                                                                      -------      -------      -------      -------

                       NET INCOME                                     $ 1,384      $ 1,320      $ 2,017      $ 2,582
                                                                      =======      =======      =======      =======

                       NET INCOME PER SHARE -- Note D:

                                         Basic                        $  0.26      $  0.26      $  0.39      $  0.51
                                                                      =======      =======      =======      =======

                                         Diluted                      $  0.26      $  0.26      $  0.38      $  0.51
                                                                      =======      =======      =======      =======

                                  Page 4 of 21

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 1998 and 1997


                                                                                       Market Value
                                                                                      Adjustment for
                                                                                        Investment
                                                                                        Securities     Unallocated
                                                        Common         Retained          Available        ESOP
                                                        Stock          Earnings           for Sale       Shares            Total
                                                       --------        --------       --------------   -----------       ---------

Six Months Ended June 30, 1997

Balances at January 1, 1997                            $ 34,972        $  5,150              $  37         $     0        $ 40,159

Cash dividends paid                                                        (879)                                              (879)

Issuance of 158,107 shares of common stock
   upon exercise of warrants                              1,292                                                              1,292

Issuance of 60,176 shares of common stock
   upon exercise of stock options                           568                                             (1,016)           (448)

Components of comprehensive income:
   Market value adjustment for investment
      securities available for sale                                                            (22)                            (22)
   Net income for the period                                              2,582                                              2,582
                                                                                                                          --------
      Comprehensive income for the period                                                                                    2,560
                                                       --------        --------              -----         -------        --------

    BALANCES AT JUNE 30, 1997                          $ 36,832        $  6,853              $  15         $(1,016)       $ 42,684
                                                       ========        ========              =====         =======        ========


Six Months Ended June 30, 1998

Balances at January 1, 1998                            $ 50,312        $ (4,553)             $ 143         $  (870)       $ 45,032

Cash dividends paid                                                      (1,043)                                            (1,043)

Issuance of 5,980 shares of common stock
   upon exercise of stock options                            81                                                                 81

Issuance of 27,671 shares of common stock
   in exchange for minority interest in
   majority-owned subsidiary                                745                                                                745

Components of comprehensive income:
   Market value adjustment for investment
      securities available for sale                                                            (57)                            (57)
   Net income for the period                                              2,017                                              2,017
                                                                                                                          --------
      Comprehensive income for the period                                                                                    1,960
                                                       --------        --------              -----         -------        --------
    BALANCES AT JUNE 30, 1998                          $ 51,138        $ (3,579)             $  86         $  (870)       $ 46,775
                                                       ========        ========              =====         =======        ========

                             CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997

                                                                               1998            1997
                                                                            ---------       ---------
                                                                                  (in thousands)
OPERATING ACTIVITIES

  Net income                                                                $   2,017       $   2,582
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                 1,658             966
      Depreciation of premises and equipment                                      828             503
      Amortization of goodwill and other intangibles                              216              96
      Net amortization of investment security
        premiums (accretion of discount)                                          (55)           (190)
      Gain on sale of premises and equipment                                        4             501
  Originations and purchases of loans held for resale                        (141,570)        (53,937)
  Proceeds from sales of loans held for resale                                137,741          53,165
  Increase in accrued interest income
     and other assets                                                          (2,958)         (3,456)
  Increase in accrued interest and
     other liabilities                                                            319             659
                                                                            ---------       ---------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (1,800)            889



INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available for sale                                                           500           1,976
  Proceeds from maturities of investment securities                            22,342          16,099
  Purchases of investment securities                                          (25,133)        (30,933)
  Net increase in portfolio loans                                            (104,382)        (66,331)
  Proceeds from sales of premises and equipment                                    86             302
  Purchases of premises and equipment                                          (1,417)         (1,876)
                                                                            ---------       ---------

                NET CASH USED BY INVESTING ACTIVITIES                        (108,004)        (80,763)



FINANCING ACTIVITIES

  Net borrowings from debt obligations                                          3,000           4,125
  Resources provided by minority interest in consolidated subsidiaries          7,374           5,283
  Net proceeds from issuance of common stock                                       81           1,861
  Cash dividends paid                                                          (1,043)           (879)
  Increase in demand deposits, NOW
    accounts and savings accounts                                              56,336          24,496
  Increase in certificates of deposit                                          87,783          43,485
                                                                            ---------       ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                     153,531          78,371
                                                                            ---------       ---------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               43,727          (1,503)

Cash and cash equivalents at beginning of period                               92,770          63,333
                                                                            ---------       ---------


                CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 136,497       $  61,830
                                                                            =========       =========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              CAPITOL BANCORP LTD.

Note A - Basis of Presentation
------------------------------

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

         The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         The consolidated balance sheet as of December 31, 1997 was derived from audited consolidated financial statements as of that date. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note B - Implementation of New Accounting Standards
---------------------------------------------------

         Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" requires presentation of all components of "comprehensive income" and total comprehensive income. This new standard became effective for the Corporation January 1, 1998. Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended June 30, 1998. Components of comprehensive income and total comprehensive income are included in the consolidated statements of changes in stockholders' equity.

Note C - New Banks
------------------

         Kent Commerce Bank, a de novo bank located in Grand Rapids, Michigan, was formed in early January 1998. The Corporation owns 51% of the common stock of Kent Commerce Bank. This new bank is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

         On May 20, 1998 Camelback Community Bank, a de novo bank, commenced operations in Phoenix, Arizona. The Bank was capitalized with $4.2 million, of which $2.1 million was invested by Sun Community Bancorp Limited ("Sun") with the remainder invested by individuals and other entities primarily located in the Phoenix area. Camelback Community Bank is 51% owned by Sun and, accordingly, is consolidated with Sun for financial reporting purposes.

         Because of the Corporation's majority interest in Sun, Sun's consolidated financial position and results of operations are included in the Corporation's consolidated financial statements with corresponding accounting recognition of applicable minority interest.

Note D - Net Income Per Share
-----------------------------

         The computations of basic and diluted earnings per share were as follows:

                                                             Three Months Ended June 30        Six Months Ended June 30
                                                             --------------------------      ---------------------------
                                                                1998            1997            1998             1997
                                                             ----------      ----------      -----------      ----------

Numerator--net income for the period                         $1,384,042      $1,320,130      $ 2,017,245      $2,582,411
                                                             ==========      ==========      ===========      ==========


Denominator:
 Weighted average number of common shares outstanding
 (denominator for basic earnings per share)                   5,222,676       5,062,196        5,211,727       5,019,031


Effect of dilutive securities -- stock options                  182,317         100,256          151,050          90,256
                                                             ----------      ----------      -----------      ----------

Denominator for diluted net income per share--
 Weighted average number of common shares and potential
    dilution                                                  5,404,993       5,162,452        5,362,777       5,109,287
                                                             ==========      ==========      ===========      ==========

Basic Net Income Per Share                                   $     0.26      $     0.26      $      0.39      $     0.51
                                                             ==========      ==========      ===========      ==========



Diluted Net Income Per Share                                 $     0.26      $     0.26      $      0.38      $     0.51
                                                             ==========      ==========      ===========      ==========




Note E - Prospective Impact of New Accounting Standards Not Yet Adopted
-----------------------------------------------------------------------

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

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition
-------------------

         Total assets approximated $846.5 million at June 30, 1998, an increase of $155.9 million from the December 31, 1997 level of $690.6 million. The consolidated balance sheets include the Corporation and its majority-owned banking subsidiaries.

         During the six months ended June 30, 1998, two de novo banks were added. Kent Commerce Bank, in Grand Rapids, Michigan, was formed in early January 1998 and was capitalized with $3.9 million of which $2 million was invested by the Corporation. The Corporation owns 51% of the common stock of Kent Commerce Bank and, accordingly, this new bank is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

         On May 20, 1998 Camelback Community Bank, a de novo commercial bank, commenced operations in Phoenix, Arizona. The Bank was capitalized with $4.2 million, of which $2.1 million was invested by Sun Community Bancorp Limited ("Sun") with the remainder invested by individuals and other entities primarily located in the Phoenix area. Camelback Community Bank is 51% owned by Sun and, accordingly, is consolidated with Sun for financial reporting purposes. Sun is consolidated for financial reporting purposes due to its 51% ownership by Capitol Bancorp.

         Portfolio loans increased during the 1998 six-month period by approximately $104 million. The majority of 1998 portfolio loan growth occurred in commercial loans, which increased approximately $92 million, consistent with the banks' emphasis on commercial lending activities.

         The allowance for loan losses at June 30, 1998 approximated $7.4 million or 1.22% of total portfolio loans, a slight decrease from the year-end 1997 ratio of 1.24%. Provisions for loan losses have been maintained at a higher level in 1998 ($1,658,000) relative to 1997 ($966,000) commensurate with portfolio growth, levels of delinquent and other nonperforming loans and other factors.

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

         The following table summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                                       1998           1997
                                                                     --------       --------
Allowance for loan losses at January 1                               $  6,229       $  4,578

Loans charged-off:
         Commercial                                                       554            384
         Real estate mortgage                                               9             70
         Installment                                                       52             10
                                                                     --------       --------
                                      Total charge-offs                   615            464


Recoveries:
         Commercial                                                        96            253
         Real estate mortgage                                               1              2
         Installment                                                        4             12

                                                                     --------       --------
                                      Total recoveries                    101            267
                                                                     --------       --------
                                      Net charge-offs                     514            197


Additions to allowance charged to expense                               1,658            966
                                                                     --------       --------

         Allowance for loan losses at June 30                        $  7,373       $  5,347
                                                                     ========       ========

Average total portfolio loans for period ended June 30               $551,373       $388,755
                                                                     ========       ========

Ratio of net charge-offs to average portfolio loans outstanding          0.09%          0.05%
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

                                            June 30, 1998                    December 31, 1997
                                     --------------------------         ---------------------------
                                                          %                                   %
                                                        Total                               Total
                                                      Portfolio                           Portfolio
                                                        Loans                               Loans
                                                      ---------                           ---------
Commercial                           $  3,626           0.60%           $  2,875             0.57%
Real estate mortgage                      125           0.02                 103             0.02
Installment                               232           0.04                 185             0.04
Unallocated                             3,390           0.56               3,066             0.61
                                     --------           ----            --------             ----

Total allowance for loan losses      $  7,373           1.22%           $  6,229             1.24%
                                     ========           ====            ========             ====

  Total portfolio
    loans outstanding                $606,623                           $502,755
                                     ========                           ========

         In addition to the allowance for loan losses, certain loans are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At June 30, 1998, total loans under this program approximated $21.9 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $2 million and are not included in the recorded allowance for loan losses.

         Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1997 and through June 30, 1998. Impaired loans include amounts owed to one of the Corporation's banks relating to a customer's checks drawn on uncollected funds which arose in early February 1998. The total of the customer's overdrafts at the bank subsidiary approximated $1.5 million. Management subsequently became aware that larger overdrafts occurred at other, unaffiliated, financial institutions (certain of which subsequently filed suit against the bank subsidiary). Based on management's analysis of the customer's loan collateral and amounts owing the bank by that customer, an estimated loss accrual and write-off of $600,000 was recorded at March 31, 1998 relating to the advances arising from uncollected funds. In addition, the bank increased its interim provision for loan losses at March 31, 1998 by $300,000 relating to that customer.

         Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at June 30, 1998 amounted to $4.9 million compared with $4 million at December 31, 1997 as summarized in the following table (in thousands):

                                                  June 30                Dec 31
                                                    1998                  1997
                                                  -------                -------
Nonaccrual loans:

                    Commercial                    $3,235                 $2,570
                    Real estate                      228                     59
                    Installment                      135                     59
                                                  ------                 ------
         Total nonaccrual loans                    3,598                  2,688

Past due (>90 days) loans:

                    Commercial                       936                    897
                    Real estate                      352                    401
                    Installment                       40                     25
                                                  ------                 ------
         Total past due loans                      1,328                  1,323
                                                  ------                 ------
           Total nonperforming loans              $4,926                 $4,011
                                                  ======                 ======


         Nonperforming loans increased approximately $900,000 during the six-month period ended June 30, 1998. Exclusive of approximated $1 million relating to one customer, most of the nonaccrual loans are a small number of loans in various stages of resolution. Management believes such loans to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $194,000 and $54,000 would have been recorded for the six months ended June 30, 1998 and 1997, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $23,000 and $26,000, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $215,000 at June 30, 1998 compared to the year-end 1997 level of $165,000.

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):

                                          Total                Allowance for         Nonperforming       Allowance as a Percentage
                                     Portfolio Loans            Loan Losses              Loans            of Total Portfolio Loans
                                  -------------------     ---------------------   --------------------   -------------------------
                                   June 30     Dec 31     June 30      Dec 31     June 30      Dec 31        June 30     Dec 31
                                    1998        1997        1998        1997        1998        1997          1998        1997
                                  ---------   --------    --------    --------    -------     --------       -------     ------
Ann Arbor Commerce Bank           $131,680    $115,882    $  1,778    $  1,564    $    475    $    913         1.35%      1.35%
Brighton Commerce Bank              22,900      13,817         229         139          --          --         1.00       1.01
Capitol National Bank               98,979      94,400       1,357       1,270         894         760         1.37       1.35
Grand Haven Bank                    44,817      35,770         531         427         106          32         1.18       1.19
Kent Commerce Bank                  12,996        n/a          130         n/a          --         n/a         1.00        n/a
Macomb Community Bank               28,981      19,546         290         196          --          --         1.00       1.00
Muskegon Commerce Bank              13,280       1,610         133          17          --          --         1.00       1.06
Oakland Commerce Bank               62,070      58,091         751         686       2,192         744         1.21       1.18
Paragon Bank & Trust                64,228      59,184         702         663         221         660         1.09       1.12
Portage Commerce Bank               82,958      72,115       1,044         950       1,038         902         1.26       1.32
Sun Community Bancorp Limited:
   Bank of Tucson                   29,243      23,406         294         235          --          --         1.01       1.00
   Camelback Community Bank             --        n/a           --         n/a          --         n/a           --        n/a
   Valley First Community Bank      13,385       7,830         134          82          --          --         1.00       1.05
Other, net                           1,106       1,104          --          --          --          --           --         --
                                  --------    --------    --------    --------    --------    --------         ----       ----
Consolidated                      $606,623    $502,755    $  7,373    $  6,229    $  4,926    $  4,011         1.22%      1.24%
                                  ========    ========    ========    ========    ========    ========         ====       ====

n/a - Not applicable

         Noninterest-bearing deposits approximated 13.4% of total deposits at June 30, 1998, a slight decrease from the December 31, 1997 level of 13.8%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

              [The remainder of this page intentionally left blank]

Results of Operations
---------------------

         Net income for the six months ended June 30, 1998 amounted to $2 million, a decrease from the $2.6 million earned during the corresponding period of 1997, primarily due to the previously mentioned loss accruals recorded in the first quarter of 1998. Earnings for the three months ended June 30, 1998 approximated $1.4 million, slightly more than the corresponding 1997 period.

         Asset growth and earnings growth do not occur on a parallel basis. Generally, growth in assets (which is funded primarily from interest-bearing liabilities) will contribute to future earnings potential. Such future earnings potential will depend upon how such funds are deployed into interest-earning assets.

Operating results (in thousands) were as follows:

                                                                                          Six months ended June 30
                                                                   -----------------------------------------------------------------
                                                                                                  Return on            Return on
                                             Total Assets                 Net Income           Beginning Equity      Average Assets
                                       ----------------------      -----------------------     ----------------      ---------------
                                        June 30       Dec 31
                                         1998          1997          1998           1997        1998     1997         1998     1997
                                       --------     ---------      --------       --------     ------   ------       ------   ------
Ann Arbor Commerce Bank                $160,608      $138,390      $  1,023       $    996      20.97%   29.94%        1.42%   1.89%
Brighton Commerce Bank (2)               31,831        23,853          (127)          (258)       n/a      n/a          n/a     n/a
Capitol National Bank                   119,775       126,552           977            851      21.97    21.22         1.66    1.63
Grand Haven Bank                         56,610        45,320           264            142      14.11    10.12         1.03     .87
Kent Commerce Bank (4)                   17,832           n/a          (249)           n/a        n/a      n/a          n/a     n/a
Macomb Community Bank (1)                58,505        41,010            80            (75)      4.55      n/a          .33     n/a
Muskegon Commerce Bank (2)               21,047         7,885          (126)           n/a        n/a      n/a          n/a     n/a
Oakland Commerce Bank                    95,951        81,839           348            395      11.98    14.53          .77    1.11
Paragon Bank & Trust                     86,176        72,332           381            348      14.04    15.53          .98    1.09
Portage Commerce Bank                   105,750        91,759           603            541      19.82    20.61         1.22    1.47
Sun Community Bancorp Limited:(3)
  Bank of Tucson (1)                     56,731        41,605           371            (44)     13.71      n/a         1.35     n/a
  Camelback Community Bank (4)            5,112           n/a           (45)           n/a        n/a      n/a          n/a     n/a
  Valley First Community Bank (2)        26,927        12,826           (90)            --        n/a      n/a          n/a     n/a
Mortgage banking                          3,075         2,913           (62)          (178)       n/a      n/a          n/a     n/a
Other, net                                  547         4,272        (1,331)          (136)       n/a      n/a          n/a     n/a
                                       --------      --------      --------       --------       ----    -----          ---    ----
Consolidated
                                       $846,477      $690,556      $  2,017       $  2,582       8.96%   12.57%         .52%   1.00%
                                       ========      ========      ========       ========       ====    =====          ===    ====

n/a - Not applicable

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

(4) Kent Commerce Bank and Camelback Community Bank, de novo banks, commenced operations in January and May 1998, respectively.

         Net interest income increased 32.1% during the six-month 1998 period versus the corresponding period of 1997.

         Noninterest income increased in 1998 to $1,590,000 for the six-month period, as compared with $1,206,000 for the corresponding 1997 period. Service charge income increased 45% and fee income from trust services increased 28%. Additionally, fees from origination and sale of mortgage loans increased significantly from $113,000 in 1997 to $570,000 in the 1998 period.

         Provisions for loan losses approximated $1,658,000 for the six months ended June 30, 1998 compared to $966,000 during the corresponding 1997 period. Exclusive of the previously mentioned March 31, 1998 $300,000 provision relating to one customer, the increase in the provision for loan losses relates primarily to portfolio growth.

         Noninterest expense for the six months ended June 30, 1998 approximated $11.9 million compared with $7.8 million in 1997. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs.

Liquidity and Capital Resources
-------------------------------

         The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $144 million for the six month 1998 period, compared to $68 million in 1997. Such growth occurred in all deposit categories, with the majority coming from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $20.6 million as of June 30, 1998 compared to $24.3 million as of June 30, 1997.

         Interim 1998 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities. Pending future deployment into loans, cash and cash equivalents increased $43.7 million during the six months ended June 30, 1998.

         Cash and cash equivalents approximated $136 million or 16.1% of total assets at June 30, 1998 as compared with $93 million or 13.4% of total assets at December 31, 1997. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the Corporation's liquidity position at June 30, 1998 is adequate to fund loan demand and meet depositor needs.

         In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At June 30, 1998 and December 31, 1997, the Corporation had investment securities of approximately $64 million and $62 million, respectively, classified as available for sale which can be utilized to meet various liquidity needs as they arise.

         Two of the Corporation's banks, (Oakland Commerce Bank and Ann Arbor Commerce Bank) have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $3 million and additional borrowing capacity approximated $7.2 million at June 30, 1998.

         At June 30, 1998, the Corporation had unused lines of credit from an unrelated financial institution aggregating $5 million.

         In July 1998, the Corporation's Board of Directors announced a third quarter cash dividend of $.10 per share (payable September 1, 1998 to shareholders of record as of August 1, 1998), following cash dividends of $.10 per share paid March 1 and June 1, 1998.

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

         Capital, as a percentage of total assets, approximated 5.5% at June 30, 1998, a decrease from the beginning of the year ratio of 6.5%. Total capital funds (the Corporation's stockholders' equity, plus minority interest in consolidated subsidiaries plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $88.7 million or 10.47% of total assets at June 30, 1998. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown on the following page (dollars in thousands):

              [The remainder of this page intentionally left blank]


                                    Ann Arbor      Brighton       Capitol         Grand           Kent         Macomb
                                    Commerce       Commerce       National        Haven         Commerce      Community
                                      Bank          Bank(1)         Bank           Bank         Bank(1)        Bank(1)
                                  -------------- -------------- -------------  -------------  ------------- --------------
Financial Position:
 Total Assets                         $ 160,608       $ 31,494     $ 119,775       $ 56,610       $ 17,704       $ 58,443
 Total Assets for Risk-Based
   Capital Purposes                     162,387         31,723       121,132         57,057         17,834         58,733
 Risk-Weighted Assets                   125,726         24,418        93,310         40,670         13,678         32,427
 Tier I Capital                          11,045          2,581         9,315          4,250          3,536          4,678
 Allowable Tier II Capital                1,574            229         1,169            508            130            290
 Tier I and Allowable Tier II
  Capital, Combined                      12,619          2,810        10,484          4,758          3,666          4,968
Ratios Based on Financial
Position:
 Ratio of Tier I Capital to
  Risk-Weighted Assets                     8.79%         10.57%         9.98%         10.45%         25.85%         14.43%
 Ratio of Combined Tier I
  and Tier II Capital to
  Risk-Weighted Assets                    10.04%         11.51%        11.24%         11.70%         26.80%         15.32%
 Leverage Ratio                            6.88%          8.20%         7.78%          7.51%         19.97%          8.00%
Ratios Required:
 Tier I                                    4.00%          4.00%         4.00%          4.00%          4.00%          4.00%
 Tier I and Tier II Combined               8.00%          8.00%         8.00%          8.00%          8.00%          8.00%
 Leverage Ratio                            4.00%          8.00%         4.00%          4.00%          8.00%          8.00%


                                                                                            Sun
                               Muskegon        Oakland        Paragon        Portage      Community       Capitol
                               Commerce       Commerce        Bank &        Commerce       Bancorp        Bancorp
                                Bank(1)          Bank          Trust          Bank         Limited          Ltd.      Consolidated
                               -----------  -------------  ------------- -------------- -------------  -------------  ------------
Financial Position:
 Total Assets                    $ 20,968       $ 95,951       $ 86,176      $ 105,750      $ 89,749       $ 72,912    $846,477
 Total Assets for Risk-Based
   Capital Purposes                21,101         96,702         86,878        106,794        89,555         69,505     849,798
 Risk-Weighted Assets              14,391         69,880         68,372         79,451        53,271         68,175     615,483
 Tier I Capital                     2,412          6,383          6,133          6,970        20,111         44,397      81,873
 Allowable Tier II Capital            133            751            702            994           428         24,774      10,428
 Tier I and Allowable Tier II
  Capital, Combined                 2,545          7,134          6,835          7,964        20,539         69,171      92,301
Ratios Based on Financial
Position:
 Ratio of Tier I Capital to
  Risk-Weighted Assets              16.76%          9.13%          8.97%          8.77%        37.75%         65.12%      13.30%
 Ratio of Combined Tier I
  and Tier II Capital to
  Risk-Weighted Assets              17.69%         10.21%         10.00%         10.02%        38.56%        101.46%      15.00%
 Leverage Ratio                     11.50%          6.65%          7.12%          6.59%        22.41%         60.89%       9.67%
Ratios Required:
 Tier I                              4.00%          4.00%          4.00%          4.00%         4.00%          4.00%       4.00%
 Tier I and Tier II Combined         8.00%          8.00%          8.00%          8.00%         8.00%          8.00%       8.00%
 Leverage Ratio                      8.00%          4.00%          4.00%          4.00%         4.00%          3.00%       4.00%

(1) As a condition of bank charter approval, de novo banks are generally required to maintain Tier I leverage capital-to-assets ratios of not less than 8% for the first three full years of operation.

         As of June 30, 1998, applications were pending for the formation of de novo banks in Arizona (Mesa and North Tucson) and Michigan (Detroit). Management anticipates those de novo banks will commence operations in 1998 and will be majority owned by the Corporation or, as to Arizona de novo banks, its majority-owned subsidiary, Sun Community Bancorp Limited.

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

         Management believes the Corporation's capital resources at June 30, 1998 to be adequate to fund existing operations, future growth and expansion.

Year 2000
---------

         Bank regulatory agencies, other regulatory bodies and the media have focused on business continuity issues associated with computer systems and the year 2000. Often described as the `Y2K' issue, financial institutions are collectively being closely monitored for their plans to eliminate potential computer processing problems on January 1, 2000. Regulatory agencies are concerned about financial institution readiness with their internal systems to accommodate the year 2000 transition. Specifically, financial institutions are required to adopt a Y2K compliance plan which will be reviewed by bank regulatory agencies.

         The Corporation and its banks are subject to the requirements as outlined by the Federal Financial Institutions Examination Council (FFIEC). As such, the measures that have been taken follow those guidelines regarding the Awareness, Assessment, Renovation, Validation (testing) and Implementation phases as more fully defined and described in various interagency publications. Year 2000 issues and plan status updates are communicated under these same guidelines to the various boards of directors of the Corporation and its bank subsidiaries. Further, periodic Year 2000 review is performed by various banking regulatory agencies and the Corporation's internal audit staff.

         At the present time both mission-critical and non mission-critical programs and systems are being addressed to avoid unnecessary business interruptions. The review is comprehensive and covers a variety of third party providers as well as internal systems. The vast majority of programs in use are "packaged" or "turn key" in nature. Following the guidelines as set forth by the FFIEC, changes, modifications or replacements to those programs will be made in conjunction with test results.

         Certain key milestone dates, for the Renovation and Implementation phases have been established by the FFIEC and the Corporation and its bank subsidiaries are working towards compliance in each of these phases. The Awareness, Assessment and Validation phases have been completed.

         The Corporation and its banks, in their on-going effort to competently address evolving Y2K issues, will continue to devote both human and financial resources to this issue.

         Bank regulatory and other agencies also have encouraged banks to contact certain of their customers to determine customers' readiness to accommodate the transition to the year 2000 in addition to mailings to bank customers regarding this issue. Regulatory agencies are concerned that, to the extent that customers' computerized systems interface with banking and other software, the Y2K compliance plan of bank customers may also have a significant economic impact in the future.

Impact of New Accounting Standards
----------------------------------

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

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and reports on Form 8-K.

                          (a)  Exhibits:

                                     (27)   Financial Data Schedule.

                          (b) Reports on Form 8-K:
                                        No reports on Form 8-K were filed
                                        during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAPITOL BANCORP LTD.
                                 (Registrant)

                                  \s\ Joseph D. Reid
                                 ------------------
                                 Chairman, President and CEO
                                 (duly authorized to sign on behalf
                                 of the registrant)

                                  \s\ Lee W. Hendrickson
                                 ----------------------
                                 Senior Vice President and
                                 Chief Financial Officer

Date: August 7, 1998
--------------------