Form 10-Q
period 1998-09-30
CAPITOL BANCORP LTD
filed 1998-11-12
CIK 840264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                      ACT
              For the transition period from _________ to _________

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common stock, No par value: 5,261,111 shares outstanding as of November 10, 1998.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                           FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this document, including the Corporation's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of the Corporation and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "believe", and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of the Corporation's efforts to implement its business strategy, (ii) changes in interest rates,
(iii) legislation or regulatory requirements adversely impacting the Corporation's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of the Corporation's banks and the Corporation's ability to respond to such actions, (ix) the cost of the Corporation's capital, which may depend in part on the Corporation's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) "Year 2000" computer, imbedded chip and data processing issues, and (xii) other risks detailed in the Corporation's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to the Corporation or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. The Corporation undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

Item 1.           Financial Statements:
                  Consolidated balance sheets - September 30, 1998 and December
                           31, 1997.
                  Consolidated statements of income - Three months and nine
                           months ended September 30, 1998 and 1997.
                  Consolidated statements of changes in stockholders' equity -
                           Nine months ended September 30, 1998 and 1997.
                  Consolidated statements of cash flows - Nine months ended
                           September 30, 1998 and 1997.
                  Notes to consolidated financial statements.
Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.


PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings.
Item 2.           Changes in Securities.
Item 3.           Defaults Upon Senior Securities.
Item 4.           Submission of Matters to a Vote of Security Holders.
Item 5.           Other Information.
Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                 As of September 30, 1998 and December 31, 1997

                                                              September 30         December 31
                                                                 1998                 1997
                                                              ------------         ------------

                                                                        (in thousands)
ASSETS

Cash and due from banks                                          $ 40,912             $ 29,860
Interest-bearing deposits with banks                                  240                  260
Federal funds sold                                                107,355               62,650
                                                              ------------         ------------
                                  Cash and cash equivalents       148,507               92,770

Loans held for resale                                              19,051               11,426

Investment securities:
  Available for sale, carried at market value                      65,810               62,253
  Held for long-term investment, carried at
    amortized cost which approximates market value                  2,290                2,217
                                                              ------------         ------------
                                  Total investment securities      68,100               64,470

Portfolio loans:
  Commercial                                                      539,414              395,938
  Real estate mortgage                                             72,927               66,630
  Installment                                                      49,942               40,187
                                                              ------------         ------------
                                  Total portfolio loans           662,283              502,755
  Less allowance for loan losses                                   (8,092)              (6,229)
                                                              ------------         ------------
                                  Net portfolio loans             654,191              496,526

Premises and equipment                                             10,032                7,579
Accrued interest income                                             5,138                4,116
Excess of cost over net assets of acquired subsidiaries             2,232                2,154
Other assets                                                       15,467               11,515
                                                              ------------         ------------

            TOTAL ASSETS                                        $ 922,718            $ 690,556
                                                              ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                           $ 104,489             $ 83,487
  Interest-bearing                                                714,285              520,920
                                                              ------------         ------------
                                  Total deposits                  818,774              604,407

Debt obligations                                                    4,000
Accrued interest on deposits and other liabilities                  7,409                5,971
                                                              ------------         ------------
                                  Total liabilities               830,183              610,378

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                     24,246               24,126

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                     19,815               11,020

STOCKHOLDERS' EQUITY
  Common stock, no par value:
  10,000,000 shares authorized;
  issued and outstanding: 1998 - 5,261,111 shares
                          1997 - 5,198,380 shares                  51,521               50,312
Retained earnings                                                  (2,593)              (4,553)
Market value adjustment (net of tax effect) for
  investment securities available for sale                            416                  143
                                                              ------------         ------------
                                                                   49,344               45,902
Less unallocated ESOP shares                                         (870)                (870)
                                                              ------------         ------------
                                  Total stockholders' equity       48,474               45,032
                                                              ------------         ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 922,718            $ 690,556
                                                              ============         ============



                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 1998 and 1997
                      (in thousands, except per share data)


                                                                                       Three Months Ended         Nine Months Ended
                                                                                          September 30               September 30
                                                                                       ---------------------    --------------------
                                                                                         1998         1997        1998        1997
                                                                                       --------     --------    --------    --------
Interest income:
  Portfolio loans (including fees)                                                       $15,556     $11,118     $42,524     $30,326
  Loans held for resale                                                                      335         192         970         377
  Taxable investment securities                                                              958         965       2,841       2,585
  Federal funds sold                                                                       1,517         733       3,701       1,973
  Other interest                                                                              35           4          88           8
  Dividends on investment securities                                                          29          27          78         182
                                                                                         -------     -------     -------     -------

                                        Total interest income                             18,430      13,039      50,202      35,451

Interest expense:
  Demand deposits                                                                          1,975       1,062       4,965       2,850
  Savings deposits                                                                           382         402       1,114       1,164
  Time deposits                                                                            6,745       4,882      18,423      13,151
  Debt obligations and other                                                                 617         336       1,854         468
                                                                                         -------     -------     -------     -------

                                        Total interest expense                             9,719       6,682      26,356      17,633
                                                                                         -------     -------     -------     -------


                                        Net interest income                                8,711       6,357      23,846      17,818

Provision for loan losses                                                                    800         476       2,458       1,442
                                                                                         -------     -------     -------     -------
                                        Net interest income after
                                        provision for loan losses                          7,911       5,881      21,388      16,376

Noninterest income:
  Service charges on deposit accounts                                                        330         239         875         614
  Trust fee income                                                                           114          86         317         244
  Realized gains on sale of investment
     securities available for sale                                                                        13           2          30
  Other                                                                                      524         158       1,364         814
                                                                                         -------     -------     -------     -------

                                        Total noninterest income                             968         496       2,558       1,702

Noninterest expense:
  Salaries and employee benefits                                                           3,560       2,300       9,453       6,204
  Occupancy                                                                                  637         380       1,663       1,009
  Equipment rent, depreciation and maintenance                                               800         548       2,135       1,437
  Deposit insurance premiums                                                                  35          22          92          64
  Other                                                                                    1,534         849       5,080       3,201
                                                                                         -------     -------     -------     -------

                                        Total noninterest expense                          6,566       4,099      18,423      11,915
                                                                                         -------     -------     -------     -------

                                        Income before federal income taxes                 2,313       2,278       5,523       6,163
Federal income taxes                                                                         803         802       1,996       2,105
                                                                                         -------     -------     -------     -------

                                        NET INCOME                                       $ 1,510     $ 1,476     $ 3,527     $ 4,058
                                                                                         =======     =======     =======     =======

                                        NET INCOME PER SHARE -- Note D:

                                          Basic                                          $  0.29     $  0.28     $  0.68     $  0.80
                                                                                         =======     =======     =======     =======

                                          Diluted                                        $  0.28     $  0.28     $  0.66     $  0.78
                                                                                         =======     =======     =======     =======

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 1998 and 1997

                                                                               Market Value
                                                                              Adjustment for
                                                                                Investment
                                                                                Securities     Unallocated
                                                  Common         Retained       Available        ESOP
                                                   Stock         Earnings       for Sale        Shares          Total
                                                ------------    -----------    -----------    -----------    ------------
Nine Months Ended September 30, 1997
-----------------------------------------------

Balances at January 1, 1997                     $    34,972     $    5,150     $       37     $         0    $    40,159

Cash dividends paid                                                 (1,352)                                       (1,352)

Issuance of 158,107 shares of common stock
   upon exercise of warrants                          1,292                                                        1,292

Issuance of 60,176 shares of common stock
   upon exercise of stock options                       554                                       (1,015)           (461)

Components of comprehensive income:
   Market value adjustment for investment
      securities available for sale                                                   133                            133
   Net income for the period                                         4,058                                         4,058
                                                                                                             ------------
      Comprehensive income for the period                                                                          4,191
                                                ------------    -----------    -----------    -----------    ------------

    BALANCES AT SEPTEMBER 30, 1997                 $ 36,818     $    7,856     $      170       $ (1,015)    $    43,829
                                                ============    ===========    ===========    ===========    ============


Nine Months Ended September 30, 1998
-----------------------------------------

Balances at January 1, 1998                     $    50,312     $   (4,553)    $      143         $ (870)    $    45,032

Cash dividends paid                                                 (1,567)                                       (1,567)

Issuance of 35,060 shares of common stock
   upon exercise of stock options                       464                                                          464

Issuance of 27,671 shares of common stock
   in exchange for minority interest in
   majority-owned subsidiary                            745                                                          745

Components of comprehensive income:
   Market value adjustment for investment
      securities available for sale                                                   273                            273
   Net income for the period                                         3,527                                         3,527
                                                                                                             ------------
      Comprehensive income for the period                                                                          3,800
                                                ------------    -----------    -----------    -----------    ------------

    BALANCES AT SEPTEMBER 30, 1998              $    51,521     $   (2,593)    $      416         $ (870)    $    48,474
                                                ============    ===========    ===========    ===========    ============

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997


                                                                                        1998                     1997
                                                                                   ----------------         ----------------
                                                                                                 (in thousands)
OPERATING ACTIVITIES

  Net income                                                                       $         3,527          $         4,058
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                              2,458                    1,442
      Depreciation of premises and equipment                                                 1,357                      872
      Amortization of goodwill and other intangibles                                            42                      145
      Net amortization of investment security
        premiums (accretion of discount)                                                       (93)                    (260)
      Gain on sale of premises and equipment                                                     4                      501
  Originations and purchases of loans held for resale                                     (226,085)                 (98,145)
  Proceeds from sales of loans held for resale                                             218,460                   94,894
  Increase in accrued interest income
     and other assets                                                                       (5,119)                  (3,268)
  Increase in accrued interest and other
     liabilities                                                                             1,438                      339
                                                                                   ----------------         ----------------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            (4,011)                     578



INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available for sale                                                                        500                    3,481
  Proceeds from maturities of investment securities                                         36,506                   26,061
  Purchases of investment securities                                                       (40,125)                 (42,714)
  Net increase in portfolio loans                                                         (160,123)                (104,009)
  Proceeds from sales of premises and equipment                                                151                      380
  Purchases of premises and equipment                                                       (3,965)                  (3,119)
                                                                                   ----------------         ----------------

                NET CASH USED BY INVESTING ACTIVITIES                                     (167,056)                (119,920)



FINANCING ACTIVITIES

  Net borrowings from debt obligations                                                       4,000                    5,325
  Resources provided by minority interest in consolidated subsidiaries                       9,540                    5,087
  Net proceeds from issuance of common stock                                                   464                    1,846
  Cash dividends paid                                                                       (1,567)                  (1,352)
  Increase in demand deposits, NOW
    accounts and savings accounts                                                          108,517                   41,798
  Increase in certificates of deposit                                                      105,850                   85,344
                                                                                   ----------------         ----------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                                  226,804                  138,048
                                                                                   ----------------         ----------------

                INCREASE IN CASH AND CASH EQUIVALENTS                                       55,737                   18,706

Cash and cash equivalents at beginning of period                                            92,770                   63,333
                                                                                   ----------------         ----------------


                CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $       148,507          $        82,039
                                                                                   ================         ================

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

         The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         The consolidated balance sheet as of December 31, 1997 was derived from audited consolidated financial statements as of that date. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.


Note B - Implementation of New Accounting Standards

         Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" requires presentation of all components of "comprehensive income" and total comprehensive income. This new standard became effective for the Corporation January 1, 1998. Implementation of this new accounting standard had no impact on the Corporation's financial position or results of operations for the period ended September 30, 1998. Components of comprehensive income and total comprehensive income are included in the consolidated statements of changes in stockholders' equity.


Note C - New Banks

         Kent Commerce Bank, a de novo bank located in Grand Rapids, Michigan, was formed in early January 1998. Kent Commerce Bank is 51% owned by the Corporation and, accordingly, is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

         On May 20, 1998 Camelback Community Bank, a de novo commercial bank, commenced operations in Phoenix, Arizona. The Bank was capitalized with $4.2 million, of which $2.1 million was invested by Sun Community Bancorp Limited ("Sun") with the remainder invested by individuals and other entities primarily located in the Phoenix area. Southern Arizona Community Bank, a de novo bank located in Tucson, Arizona, commenced operations on August 17, 1998. The Bank was capitalized with $4.6 million, of which $2.3 million was invested by

Sun with the remainder invested by individuals and other entities primarily located in the Tucson area. These new banks are 51% owned by Sun and, accordingly, are consolidated with Sun for financial reporting purposes. Sun is consolidated with the Corporation for financial reporting purposes due to 51% ownership by Capitol Bancorp Ltd.


Note D - Net Income Per Share

         The computations of basic and diluted earnings per share were as follows:

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30           September 30
                                                          ----------------------- -----------------------
                                                             1998          1997     1998         1997
                                                          ----------   ---------- ----------   ----------

Numerator--net income for the period (in $1,000s)         $    1,510   $    1,476 $    3,527   $    4,058
                                                          ==========   ========== ==========   ==========

Denominator:
 Weighted average number of common shares outstanding
 (denominator for basic earnings per share)                5,250,440    5,195,513  5,224,773    5,078,553

Effect of dilutive securities -- stock options               119,705      150,612    130,716      122,108
                                                          ----------   ---------- ----------   ----------

Denominator for diluted net income per share--
 Weighted average number of common shares and potential
    dilution                                               5,370,145    5,346,125  5,355,489    5,200,661
                                                          ==========   ========== ==========   ==========

Basic Net Income Per Share                                $     0.29   $     0.28 $     0.68   $     0.80
                                                          ==========   ========== ==========   ==========

Diluted Net Income Per Share                              $     0.28   $     0.28 $     0.66   $     0.78
                                                          ==========   ========== ==========   ==========


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

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective for the Corporation in 2000 and, because the Corporation has not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

         The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Costs of Computer Software Developed or Obtained for Internal Use". It requires capitalization of certain costs in development of software and is not expected to have a material effect on the Corporation's financial statements when implemented in 1999.

         The AICPA has also issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". It requires start-up costs and organizational costs to be charged to expense when incurred. The initial application of the statement will require a cumulative effect adjustment for those companies that have previously capitalized start-up and organization costs and will be effective in 1999. Management has not completed its analysis of this new accounting standard.

         A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Corporation's financial statements.


Note F - Pending Stock Split

         On November 9, 1998, the Corporation announced a 20% stock split (one additional share for each five shares of common stock outstanding prior to the split) for shareholders of record as of December 4, 1998. The additional shares will be distributed on or about December 18, 1998. Upon issuance of the additional shares of common stock, all historical share and per share data appearing in the Corporation's financial statements will be restated to reflect the stock split as if it had occurred at the beginning of the periods presented. The accompanying consolidated financial statements of the Corporation as of and for the period ended September 30, 1998 have not been adjusted for the pending stock split.

                                 PART I, ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition

         Total assets approximated $922.7 million at September 30, 1998. The consolidated balance sheets include the Corporation and its majority-owned banking subsidiaries.

         During the nine months ended September 30, 1998, three de novo banks were added. Kent Commerce Bank, in Grand Rapids, Michigan, was formed in early January 1998 and was capitalized with $3.9 million of which $2 million was invested by the Corporation. Kent Commerce Bank is 51% owned by the Corporation and, accordingly, this new bank is consolidated for financial reporting purposes with corresponding accounting recognition given to applicable minority interest.

         On May 20, 1998 Camelback Community Bank, a de novo commercial bank, commenced operations in Phoenix, Arizona. The Bank was capitalized with $4.2 million, of which $2.1 million was invested by Sun Community Bancorp Limited ("Sun") with the remainder invested by individuals and other entities primarily located in the Phoenix area. Southern Arizona Community Bank, a de novo bank located in Tucson, Arizona, commenced operations on August 17, 1998. The Bank was capitalized with $4.6 million, of which $2.3 million was invested by Sun with the remainder invested by individuals and other entities primarily located in the Tucson area. These new banks are 51% owned by Sun and, accordingly, are consolidated with Sun for financial reporting purposes. Sun is consolidated with the Corporation for financial reporting purposes due to 51% ownership by Capitol Bancorp Ltd.

         Asset growth for the nine months ended September 30, 1998 approximated $232 million, or an annualized growth rate of 45%. Of this asset growth, $40 million was attributable to de novo banks which commenced operations in 1998, $46 million was derived from banks formed in 1997 (an annualized growth rate of 138%) and $41 million came from banks started in 1996 (an annualized growth rate of 66%). $107.5 million of this asset growth was achieved by the Corporation's more mature banks, an annualized growth rate of more than 25%.

         Portfolio loans increased during the 1998 nine-month period by approximately $160 million. The majority of 1998 portfolio loan growth occurred in commercial loans, which increased approximately $143 million, consistent with the banks' emphasis on commercial lending activities.

         The allowance for loan losses at September 30, 1998 approximated $8.1 million or 1.22% of total portfolio loans, a slight decrease from the year-end 1997 ratio of 1.24%. Provisions for loan losses have been maintained at a higher level in 1998 ($2,458,000) relative to 1997 ($1,442,000) commensurate with portfolio growth, levels of delinquent and other nonperforming loans and other factors. The allowance ratio is slightly less in 1998 due to the addition of de novo banks which maintain a lower relative allowance for loan losses because of the unseasoned nature of their loan portfolios.

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

         The following table summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):



                                                                     1998        1997
                                                                  --------    --------
Allowance for loan losses at January 1                            $  6,229    $  4,578

Loans charged-off:
         Commercial                                                    680         474
         Real estate mortgage                                           58          76
         Installment                                                    64          17
                                                                  --------    --------
                                      Total charge-offs                802         567

Recoveries:
         Commercial                                                    180         281
         Real estate mortgage                                                        6
         Installment                                                    27          18
                                                                  --------    --------
                                      Total recoveries                 207         305
                                                                  --------    --------
                                      Net charge-offs                  595         262
Additions to allowance charged to expense                            2,458       1,442
                                                                  --------    --------

         Allowance for loan losses at September 30                $  8,092    $  5,758
                                                                  ========    ========

Average total portfolio loans for period ended September 30       $577,814    $406,096
                                                                  ========    ========

Ratio of net charge-offs to average portfolio loans outstanding       0.10%       0.06%
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


                                         September 30, 1998                December 31, 1997
                                       -----------------------          -----------------------
                                                         %                                %
                                                       Total                            Total
                                                     Portfolio                        Portfolio
                                                       Loans                            Loans
                                                     ---------                        ---------

Commercial                             $   3,830         0.58%          $   2,875       0.57%
Real estate mortgage                         139         0.02                 103       0.02
Installment                                  257         0.04                 185       0.04
Unallocated                                3,866         0.58               3,066       0.61
                                       ---------    ---------           ---------  ---------
Total allowance for loan losses        $   8,092         1.22%          $   6,229       1.24%
                                       =========    =========           =========  =========
  Total portfolio
    loans outstanding                  $ 662,283                        $ 502,755
                                      ==========                        =========

         In addition to the allowance for loan losses, certain loans are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At September 30, 1998, total loans under this program approximated $23.5 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $2 million and are not included in the recorded allowance for loan losses.

         Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1997 and through September 30, 1998. Impaired loans include amounts owed to one of the Corporation's banks relating to a customer's checks drawn on uncollected funds which arose in early February 1998. The total of the customer's overdrafts at the bank subsidiary approximated $1.5 million. Management subsequently became aware that larger overdrafts occurred at other, unaffiliated, financial institutions (certain of which subsequently filed suit against the bank subsidiary). Based on management's analysis of the customer's loan collateral and amounts owing the bank by that customer, an estimated loss accrual and write-off of $600,000 was recorded at March 31, 1998 relating to the advances arising from uncollected funds. In addition, the bank increased its interim provision for loan losses at March 31, 1998 by $300,000 relating to that customer.

         Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at September 30, 1998 amounted to $4.5 million compared with $4 million at December 31, 1997 as summarized in the following table (in thousands):

                                                            Sept 30        Dec 31
                                                             1998           1997
                                                            -------       --------
Nonaccrual loans:
                           Commercial                       $3,230        $2,570
                           Real estate                         240            59
                           Installment                          65            59
                                                            ------        ------
         Total nonaccrual loans                              3,535         2,688

Past due (>90 days) loans:
                           Commercial                          662           897
                           Real estate                         241           401
                           Installment                          84            25
                                                            ------        ------
         Total past due loans                                  987         1,323
                                                            ------        ------
         Total nonperforming loans                          $4,522        $4,011
                                                            ======        ======

         Nonperforming loans increased approximately $500,000 during the nine-month period ended September 30, 1998. Exclusive of approximately $1 million relating to one customer, most of the nonaccrual loans are a small number of loans in various stages of resolution. Management believes such loans to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $300,000 and $135,000 would have been recorded for the nine months ended September 30,

1998 and 1997, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $37,000 and $42,000, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $461,000 at September 30, 1998 compared to the year-end 1997 level of $165,000.

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):

                                               Total               Allowance for         Nonperforming    Allowance as a Percentage
                                          Portfolio Loans           Loan Losses              Loans        of Total Portfolio Loans
                                        ---------------------    ------------------    ------------------ ------------------------
                                        Sept 30     Dec 31       Sept 30   Dec 31      Sept 30   Dec 31      Sept 30   Dec 31
                                          1998       1997         1998      1997        1998      1997        1998      1997
                                        ---------   --------     -------   --------    -------   -------     -------   -------
Ann Arbor Commerce Bank                 $146,118   $115,882   $  1,973   $  1,564   $    641   $    913      1.35%   1.35%
Brighton Commerce Bank(1)                 28,009     13,817        281        139         --         --      1.00    1.01
Capitol National Bank                     99,286     94,400      1,376      1,270        702        760      1.39    1.35
Grand Haven Bank                          49,854     35,770        597        427        123         32      1.20    1.19
Kent Commerce Bank(1)                     17,017        n/a        171        n/a         15        n/a      1.00     n/a
Macomb Community Bank(1)                  35,333     19,546        354        196         --         --      1.00    1.00
Muskegon Commerce Bank(1)                 19,809      1,610        199         17         --         --      1.00    1.06
Oakland Commerce Bank                     62,323     58,091        754        686      2,300        744      1.21    1.18
Paragon Bank & Trust                      62,912     59,184        722        663        171        660      1.15    1.12
Portage Commerce Bank                     86,693     72,115      1,108        950        570        902      1.28    1.32
Sun Community Bancorp Limited:
   Bank of Tucson(1)                      33,901     23,406        357        235         --         --      1.05    1.00
   Camelback Community Bank(1)             1,776        n/a         18        n/a         --        n/a      1.01     n/a
   Southern Arizona Community Bank(1)        910        n/a          9        n/a         --        n/a      1.00     n/a
   Valley First Community Bank(1)         17,236      7,830        173         82         --         --      1.00    1.05
Other, net                                 1,106      1,104         --         --         --         --       --      --
                                        --------   --------   --------   --------   --------   --------   ------- -------

Consolidated                            $662,283   $502,755   $  8,092   $  6,229   $  4,522   $  4,011      1.22%   1.24%
                                        ========   ========   ========   ========   ========   ========   ======= =======

n/a  Not applicable
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

         Noninterest-bearing deposits approximated 12.8% of total deposits at September 30, 1998, a slight decrease from the December 31, 1997 level of 13.8%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

              [The remainder of this page intentionally left blank]

Results of Operations

         Earnings for the three months ended September 30, 1998 approximated $1.5 million, slightly more than the corresponding 1997 period. Net income for the nine months ended September 30, 1998 amounted to $3.5 million, a decrease from the $4.1 million earned during the corresponding period of 1997, primarily due to the previously mentioned loss accruals recorded in the first quarter of 1998.

         Operating results (in thousands) were as follows:

                                                                                 Nine months ended September 30
                                                                   ------------------------------------------------------------
                                                                                            Return on            Return on
                                              Total Assets            Net Income         Beginning Equity      Average Assets
                                           --------------------    ------------------    -----------------    -----------------
                                           Sept 30     Dec 31
                                            1998        1997        1998       1997       1998      1997       1998      1997
                                           --------   ---------    -------    -------    -------   -------    -------   -------
Ann Arbor Commerce Bank                   $181,257    $138,390     $ 1,563    $ 1,425      21.35%   28.55%      1.37%     1.66%
Brighton Commerce Bank(2)                   35,925      23,853        (103)      (399)       n/a      n/a        n/a       n/a
Capitol National Bank                      121,790     126,552       1,498      1,327      22.46    22.07       1.68      1.65
Grand Haven Bank                            60,175      45,320         436        237      15.54    11.24       1.09       .82
Kent Commerce Bank(4)                       24,986         n/a        (293)       n/a        n/a      n/a        n/a       n/a
Macomb Community Bank(1)                    65,744      41,010         194       (101)      7.36      n/a        .50       n/a
Muskegon Commerce Bank(2)                   26,467       7,885        (184)       n/a        n/a      n/a        n/a       n/a
Oakland Commerce Bank                      101,780      81,839         614        644      14.09    15.80        .88      1.13
Paragon Bank & Trust                        90,026      72,332         565        526      13.88    15.64        .93      1.07
Portage Commerce Bank                      108,658      91,759         993        873      21.75    22.19       1.30      1.40
Sun Community Bancorp Limited:(3)
  Bank of Tucson (1)                        57,806      41,605         571         12      14.07      .31       1.36       .06
  Camelback Community Bank(4)                6,797         n/a        (197)       n/a        n/a      n/a        n/a       n/a
  Southern Arizona Community Bank(4)         8,536         n/a         (63)       n/a        n/a      n/a        n/a       n/a
  Valley First Community Bank(2)            28,362      12,826         (78)      (119)       n/a      n/a        n/a       n/a
Mortgage banking                             2,890       2,913         (96)      (282)       n/a      n/a        n/a       n/a
Other, net                                   1,519       4,272      (1,893)       (85)       n/a      n/a        n/a       n/a
                                          --------   ---------    --------    -------    -------   -------    -------   -------
Consolidated                              $922,718   $ 690,556    $  3,527    $ 4,058      10.44%    13.47%       .58%      .97%
                                          ========   =========    ========    =======    =======   =======    =======   =======

n/a Not applicable

(1) Bank of Tucson and Macomb Community Bank, de novo banks, commenced operations in June and September 1996, respectively.
(2) Brighton Commerce Bank, Valley First Community Bank and Muskegon Commerce Bank, de novo banks, commenced operations in January, June and December 1997, respectively.
(3) Effective May 22, 1997, Sun Community Bancorp Limited, a bank holding company 51% owned by the Corporation, was formed and acquired a 100% ownership interest in Bank of Tucson (previously 51% owned by the Corporation).
(4) Kent Commerce Bank, Camelback Community Bank and Southern Arizona Community Bank, de novo banks, commenced operations in January, May and August 1998, respectively.

         Net interest income increased 33.8% during the nine-month 1998 period versus the corresponding period of 1997. Asset growth and earnings growth do not occur on a parallel basis. Generally, growth in assets (which is funded primarily from interest-bearing liabilities) will contribute to future earnings potential. Such future earnings potential will depend upon how such funds are deployed into interest-earning assets.

         Earnings performance of the Corporation's more mature banks has been strong, on a combined basis, for the 1998 periods. The annualized rate of return on average assets for banks formed prior to 1996 approximated 1.37% for the three months ended September 30, 1998 and 1.24% for the nine-month 1998 period. Earnings of banks formed in 1996 also favorably impacted consolidated operating results with an annualized rate of return on average assets of 1.15% for the three months ended September 30, 1998 and .99% for the nine-month period. De novo banks formed in 1997 and 1998 reported operating losses, as expected, as those banks continue to evolve. Two of the de novo banks formed in 1997 achieved their first quarterly period of profitability in the period ended September 30, 1998.

         Noninterest income increased in 1998 to $2,558,000 for the nine-month period, as compared with $1,702,000 for the corresponding 1997 period. Fees from origination and sale of mortgage loans increased significantly from $191,000 in 1997 to $990,000 in the 1998 period Service charge income increased 43% and fee income from trust services increased 30%.

         Provisions for loan losses approximated $2,458,000 for the nine months ended September 30, 1998 compared to $1,442,000 during the corresponding 1997 period. Exclusive of the previously mentioned March 31, 1998 $300,000 provision relating to one customer, the increase in the provision for loan losses relates primarily to portfolio growth.

         Noninterest expense for the nine months ended September 30, 1998 approximated $18.4 million compared with $11.9 million in 1997. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs.

Liquidity and Capital Resources

         The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $214 million for the nine month 1998 period, compared to $127 million in 1997. Such growth occurred in all deposit categories, with the majority coming from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $20 million as of September 30, 1998 compared to $21.2 million as of December 31, 1997.

         Interim 1998 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities. Pending future deployment into loans, cash and cash equivalents increased $55.7 million during the nine months ended September 30, 1998.

         Cash and cash equivalents approximated $148.5 million or 16.1% of total assets at September 30, 1998 as compared with $93 million or 13.4% of total assets at December 31, 1997. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the Corporation's liquidity position at September 30, 1998 is adequate to fund loan demand and meet depositor needs.

         In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At September 30, 1998 and December 31, 1997, the Corporation had investment securities of approximately $66 million and $62 million, respectively, classified as available for sale which can be utilized to meet various liquidity needs as they arise.

         Two of the Corporation's banks, (Oakland Commerce Bank and Ann Arbor Commerce Bank) have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $4 million and additional borrowing capacity approximated $9.5 million at September 30, 1998.

         At September 30, 1998, the Corporation had unused lines of credit from an unrelated financial institution aggregating $5 million.

         In November 1998, the Corporation's Board of Directors announced a fourth quarter cash dividend of $.10 per share (payable December 1, 1998 to shareholders of record as of November 2, 1998), following cash dividends of $.10 per share paid March 1, June 1 and September 1, 1998.

         On November 9, 1998, the Corporation announced a 20% stock split (one additional share for each five shares of common stock outstanding prior to the split) for shareholders of record as of December 4, 1998. The additional shares will be distributed on or about December 18, 1998. Upon issuance of the additional shares of common stock, all historical share and per share data appearing in the Corporation's financial statements will be restated to reflect the stock split as if it had occurred at the beginning of the periods presented. The accompanying consolidated financial statements of the Corporation as of and for the period ended September 30, 1998 have not been adjusted for the pending stock split.

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

         Stockholders' equity, as a percentage of total assets, approximated 5.25% at September 30, 1998, a decrease from the beginning of the year ratio of 6.5%. Total capital funds (the Corporation's stockholders' equity, plus minority interest in consolidated subsidiaries plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $92.5 million or 10% of total assets at September 30, 1998. The Corporation and each of its banking subsidiaries continue to exceed regulatory capital requirements as shown on the following page (dollars in thousands):



              [The remainder of this page intentionally left blank]

                              Ann Arbor  Brighton     Capitol     Grand      Kent      Macomb    Muskegon     Oakland    Paragon
                              Commerce    Commerce   National     Haven     Commerce  Community   Commerce    Commerce    Bank &
                                Bank      Bank(1)      Bank       Bank      Bank(1)    Bank(1)    Bank(1)      Bank       Trust
                             ----------- ----------  ---------- ---------- ---------- ---------- ----------- ---------- ----------
Financial Position:
 Total Assets                 $ 181,257   $ 35,602   $ 121,790   $ 60,146   $ 24,810   $ 65,740    $ 26,361  $ 101,778   $ 90,065
 Total Assets for Risk-Based
   Capital Purposes             183,230     35,883     123,166     60,671     24,981     66,094      26,560    102,532     90,787
 Risk-Weighted Assets           139,998     29,881      93,433     41,574     18,566     38,644      20,905     72,638     70,404
 Tier I Capital                  12,294      2,866       9,536      4,434      3,471      5,309       2,328      6,507      6,317
 Allowable Tier II Capital        1,753        281       1,170        521        171        354         199        754        722
 Tier I and Allowable Tier II
  Capital, Combined              14,047      3,147      10,706      4,955      3,642      5,663       2,527      7,261      7,039
Ratios Based on Financial
Position:
 Ratio of Tier I Capital to
  Risk-Weighted Assets            8.78%      9.59%      10.21%     10.67%     18.70%     13.74%      11.14%      8.96%      8.97%
 Ratio of Combined Tier I
  and Tier II Capital to
  Risk-Weighted Assets           10.03%     10.53%      11.46%     11.92%     19.62%     14.65%      12.09%     10.00%     10.00%
 Leverage Ratio                   6.78%      8.05%       7.83%      7.37%     13.99%      8.08%       8.83%      6.39%      7.01%
Ratios Required:
 Tier I                           4.00%      4.00%       4.00%      4.00%      4.00%      4.00%       4.00%      4.00%      4.00%
 Tier I and Tier II Combined      8.00%      8.00%       8.00%      8.00%      8.00%      8.00%       8.00%      8.00%      8.00%
 Leverage Ratio                   4.00%      8.00%       4.00%      4.00%      8.00%      8.00%       8.00%      4.00%      4.00%

                                            Sun
                              Portage    Community   Capitol
                              Commerce    Bancorp    Bancorp
                               Bank       Limited     Ltd.     Consolidated
                             ----------  ---------- ---------- ------------
Financial Position:
 Total Assets                $ 108,614   $ 102,592   $ 74,577    $ 922,718
 Total Assets for Risk-Based
   Capital Purposes            109,722     103,004     71,265      927,334
 Risk-Weighted Assets           84,364      67,149     70,849      678,807
 Tier I Capital                  7,380      22,745     45,827       87,309
 Allowable Tier II Capital       1,055         557     24,818       10,297
 Tier I and Allowable Tier II
  Capital, Combined              8,435      23,302     70,645       97,606
Ratios Based on Financial
Position:
 Ratio of Tier I Capital to
  Risk-Weighted Assets           8.75%      33.87%     64.68%       12.86%
 Ratio of Combined Tier I
  and Tier II Capital to
  Risk-Weighted Assets          10.00%      34.70%     99.71%       14.38%
 Leverage Ratio                  6.79%      22.17%     61.45%        9.46%
Ratios Required:
 Tier I                          4.00%       4.00%      4.00%        4.00%
 Tier I and Tier II Combined     8.00%       8.00%      8.00%        8.00%
 Leverage Ratio                  4.00%       4.00%      3.00%        4.00%



(1) As a condition of bank charter approval, de novo banks are generally required to maintain Tier I leverage capital-to-assets ratios of not less than 8% for the first three full years of operation.

         As of September 30, 1998, applications were pending for the formation of de novo banks in Arizona (Mesa and Phoenix) and Michigan (Detroit). Mesa Bank commenced operations in October 1998 and is majority-owned by Sun Community Bancorp Limited. Management anticipates the Detroit de novo bank will commence operations in 1998 and will be majority-owned by the Corporation and, as to the Arizona de novo bank (expected to open in late 1998 or early 1999), by its majority-owned subsidiary, Sun Community Bancorp Limited.

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

         Management believes the Corporation's capital resources at September 30, 1998 to be adequate to fund existing operations, future growth and expansion.

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

         At the present time both mission-critical and non mission-critical programs and systems are being addressed in an attempt to avoid unnecessary business interruptions. The review is comprehensive and covers a variety of third party providers as well as internal systems. The vast majority of programs in use are "packaged" or "turn key" in nature, upon which the Corporation will primarily rely on its vendors for resolution of Year 2000 issues. Following the guidelines as set forth by the FFIEC, changes, modifications or replacements to those programs will be made in conjunction with test results. Except for its reliance on certain software and hardware vendors for Year 2000 solutions, the Corporation and its banks have minimal dependence on other vendors on which the century date change is expected to have a material impact.

         Certain key milestone dates, for the Renovation and Implementation phases have been established by the FFIEC. The Corporation and its bank subsidiaries are working towards compliance in each of these phases. The Awareness, Assessment and Validation phases have been completed.

         The efforts of the Corporation and its banks on this issue are significant and ongoing. During the fourth calendar quarter of 1998, certain of the Corporation's and the banks' systems and software will be tested for Year 2000 compliance. Other key planning and testing efforts will occur throughout calendar 1999, consistent with the FFIEC's guidance and other regulatory requirements.

         Contingency plans, intended to address alternative courses of action in the event that certain systems and software cannot be made Year 2000 compliant, are in the process of development. Timing and development of those contingency plans are currently evolving and will largely depend upon the results of systems and software testing, in accordance with the FFIEC's guidance and other regulatory requirements.

         The Corporation's and its banks' risk of Year 2000 problems principally center around the ability of various systems and software to continue processing transactions and accurately account for activity and balances after the century date change. Even with the extensive testing methodologies being implemented by the Corporation and its banks, until the century date change actually occurs and it is determined that such systems properly process data after that date, there can be no assurance that such systems will function properly, despite adequate and appropriate planning, testing and remediation efforts. Based on management's preliminary assessment, exposure to non information-technology problems regarding the century date change is minimal.

         Bank regulatory and other agencies have also encouraged banks to inform their customers on the Year 2000 issue. Letters and informational brochures are being sent to customers notifying them of the banks' efforts at addressing the Year 2000 issue, while block messages are being included on customers' account statements. The Corporation and its banks are also following regulatory mandates that require an assessment of their customers' Year 2000 readiness efforts. Each bank has distributed questionnaires requesting the status of certain customers' Year 2000 readiness.

         As previously disclosed, the Corporation estimates its costs to address the Year 2000 issue will approximate $250,000 in 1998. These costs principally relate to added personnel costs, external consultants and software upgrades. Such costs are difficult to estimate. Management expects to incur a similar amount of such costs on this matter in 1999.

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

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective for the Corporation in 2000 and, because the Corporation has not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

         The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Costs of Computer Software Developed or Obtained for Internal Use". It requires capitalization of certain costs in development of software and is not expected to have a material effect on the Corporation's financial statements when implemented in 1999.

         The AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". It requires start-up costs and organizational costs to be charged to expense when incurred. The initial application of the statement will require a cumulative effect adjustment for those companies that have previously capitalized start-up and organization costs and will be effective in 1999. Management has not completed its analysis of this new accounting standard.

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

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and reports on Form 8-K.

                          (a)  Exhibits:
                                             (27)   Financial Data Schedule.

                          (b) Reports on Form 8-K:
                                             No reports on Form 8-K were filed
                                             during the quarter ended September
                                             30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CAPITOL BANCORP LTD.
                           (Registrant)

                           /s/ Joseph D. Reid
                           ----------------------------------
                           Chairman, President and CEO
                           (duly authorized to sign on behalf
                           of the registrant)


                           /s/ Lee W. Hendrickson
                           ----------------------------------
                           Senior Vice President and
                           Chief Financial Officer




Date: November 12, 1998

                                  EXHIBIT INDEX


Exhibit No.               Description


27                        Financial Data Schedule