Form 10-K
period 1998-12-31
CAPITOL BANCORP LTD
filed 1999-03-17
CIK 840264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                      (X) ANNUAL REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the fiscal year ended December 31, 1998 or
                    ( ) TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
                                    YES X NO
                                        -    -

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of stock, as of a specified date within 60 days prior to the date of filing: $84,940,336 as of February 17, 1999.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 6,344,886 as of February 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            See Cross-Reference Sheet

                              CAPITOL BANCORP LTD.
                                    Form 10-K
                      Fiscal Year Ended: December 31, 1998
                              CROSS REFERENCE SHEET



ITEM OF FORM 10-K                           INCORPORATION BY REFERENCE FROM:
-----------------                           --------------------------------
      PART I
      ------
Item 1,  Business                           Pages 22-24, 31-35, 45 and 58-60,
                                            Annual Report

Item 2,  Properties                         Pages 3-19 and 51, Annual Report, and
                                            Pages 14-15, Proxy Statement
         PART II
Item 5,  Market for Registrant's            Pages 20-21, 52-55 and 64, Annual Report
            Common Equity and
            Related Stockholder Matters

Item 6,  Selected Financial Data            Page 20, Annual Report

Item 7,  Management's Discussion            Pages 22-39, Annual Report
            and Analysis of Financial
            Condition and Results of
            Operations

Item 7a, Quantitative and Qualitative       Pages 31-35 and 39, Annual Report
            Disclosures About Market
            Risk

Item 8,  Financial Statements and           Pages 40-63 and 20, Annual Report
            Supplementary Data

         PART III
Item 10, Directors and Executive            Pages 4-7, Proxy Statement, and
            Officers of the Registrant      Pages 2 and 64, Annual Report

Item 11, Executive Compensation             Pages 8-14, Proxy Statement

Item 12, Security Ownership of              Pages 3-7, 10 and 13, Proxy Statement
            Certain Beneficial
            Owners and Management

Item 13, Certain Relationships              Pages 14-15, Proxy Statement
            and Related Transactions

         PART IV
Item 14, Exhibits, Financial Statement      Pages 40-63, Annual Report
            Schedules and Reports on
            Form 8-K


KEY:
----
"Annual Report"   means the 1998 Annual Report of the Registrant provided to
                  Stockholders and the Commission pursuant to Rule 14a-3(b).

"Proxy Statement" means the Proxy Statement of the Registrant on
                  Schedule 14A filed pursuant to Rule 14a-101.

Note: The page number references herein are based on the paper version of the Annual Report and Proxy Statement. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                              CAPITOL BANCORP LTD.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----

                                     PART I

ITEM  1.   Business...............................................................................................4

ITEM  2.   Properties............................................................................................14

ITEM  3.   Legal Proceedings.....................................................................................14

ITEM  4.   Submission of Matters to a Vote of Security Holders...................................................14


                                     PART II

ITEM  5.   Market for Registrant's Common Equity and Related Stockholder Matters.................................15

ITEM  6.   Selected Financial Data...............................................................................15

ITEM  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................15

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk............................................15

ITEM  8.   Financial Statements and Supplementary Data...........................................................15

ITEM  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................15


                                    PART III

ITEM 10.  Directors and  Executive Officers of the Registrant....................................................16

ITEM 11.  Executive Compensation.................................................................................16

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................................16

ITEM 13.  Certain Relationships and Related Transactions.........................................................16

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................17


                                     PART I

Item 1, Business.

a.  General development of business:

         Incorporated by reference from Pages 45-46, Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

b. Financial information about industry segments:

         Incorporated by reference from Pages 45-46, Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

c. Narrative description of business:

         Incorporated by reference from Page 45, Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation", Pages 31-35, Annual Report, under the caption "Trends Affecting Operations" and Pages 29-31, Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy".

         At December 31, 1998, the Corporation and its subsidiaries employed 307 full time equivalent employees.

         In 1997, the Registrant formed Capitol Trust I, a Delaware statutory business trust. Capitol Trust I's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of the Registrant. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. Additional information regarding Capitol Trust I is incorporated by reference from Page 53, Annual Report, under the caption "Note I--Trust-Preferred Securities".

         The following tables (Tables A to G, inclusive), present certain statistical information regarding the Corporation's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) CAPITOL BANCORP LTD.



Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table sets forth the daily average balances for the major asset and liability categories and the actual related interest income and expense (in thousands) and average yield/cost for the years ended December 31, 1998, 1997, and 1996.



                                                                                  Year Ended December 31

                                                                      1998                                     1997
                                                 ---------------------------------------------- -----------------------------------
                                                                    Interest           (1)                    Interest      (1)
                                                    Average         Income/          Average      Average     Income/     Average
                                                    Balance         Expense        Yield/Cost     Balance     Expense    Yield/Cost
                                                 ---------------------------------------------- -----------------------------------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies                $62,247         $3,688            5.92%   $56,604       $3,516       6.21%
   States and political subdivisions (2)                  1,609             77            4.79%       239           14       5.86%
   Other                                                  2,679            111            4.14%     2,342          211       9.01%
 Interest-bearing deposits with banks                     9,034            118            1.31%     1,158           19       1.64%
 Federal funds sold                                      93,310          5,013            5.37%    50,948        2,805       5.51%
 Loans held for resale                                   20,188          1,529            7.57%     7,122          536       7.53%
 Portfolio loans (3)                                    605,923         59,132            9.76%   425,664       42,448       9.97%
                                                 ---------------  -------------   ------------- ----------   ----------  ----------

        Total Interest-Earning
               Assets/Interest Income                   794,990         69,668            8.76%   544,077       49,549       9.11%
 Allowance for loan losses (deduct)                      (7,371)                                   (5,294)
 Cash and due from banks                                 30,000                                    19,159
 Premises and equipment, net                              8,836                                     6,045
 Other assets                                            20,861                                    15,828
                                                 ---------------                                ----------
                         Total Assets                  $847,316                                  $579,815
                                                 ===============                                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                                      $37,517         $1,487            3.96%   $38,496       $1,544       4.01%
  Time deposits under $100,000                          259,916         16,119            6.20%   200,108       12,187       6.09%
  Time deposits of $100,000 or more                     165,627          9,331            5.63%   104,501        6,257       5.99%
  Other interest-bearing deposits                       189,707          7,211            3.80%   110,395        4,111       3.72%
 Debt obligations                                         4,751            271            5.70%     9,003          753       8.36%
 Other                                                                     106
                                                 ---------------  -------------   ------------- ----------   ----------  ----------
        Total Interest-Bearing
          Liabilities/Interest Expense                  657,518         34,525            5.25%   462,503       24,852       5.37%
 Capitol Trust I preferred securities                    24,192          2,145            8.87%       822            -           -
                                                 ---------------  -------------   ------------- ----------   ----------  ----------
                                                        681,710         36,670            5.38%   463,325       24,852       5.36%
 Noninterest-bearing demand deposits                     94,077                                    62,166
 Accrued interest on deposits and
  other liabilities                                       7,267                                     4,421
 Minority interest in consolidated subsidiaries          18,830                                     8,047
 Stockholders' equity                                    45,432                                    41,856
                                                 ---------------                               -----------
                Total Liabilities and
                 Stockholders' Equity                  $847,316                                  $579,815
                                                 ===============  -------------                ===========   ----------
Net Interest Income                                                    $32,998                                 $24,697
                                                                  =============                              ==========
Interest Rate Spread (4)                                                                  3.39%                              3.75%
                                                                                  =============                          ==========
Net Yield on Interest-Earning Assets (5)                                                  4.15%                              4.54%
                                                                                  =============                          ==========
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities                    1.17 X                                    1.18 X
                                                 =================                             ==============

                                                            Year Ended December 31

                                                                     1996
                                                 ----------------------------------------------
                                                                   Interest           (1)
                                                    Average         Income/         Average
                                                    Balance         Expense       Yield/Cost
                                                 ----------------------------------------------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies               $39,549         $2,234            5.65%
   States and political subdivisions (2)                   207             18            8.70%
   Other                                                 2,510            372           14.82%
 Interest-bearing deposits with banks                      474             42            8.86%
 Federal funds sold                                     32,318          1,541            4.77%
 Loans held for resale                                  10,737            818            7.62%
 Portfolio loans (3)                                   318,491         31,454            9.88%
                                                 --------------   ------------   --------------

        Total Interest-Earning
               Assets/Interest Income                  404,286         36,479            9.02%
 Allowance for loan losses (deduct)                     (4,095)
 Cash and due from banks                                14,149
 Premises and equipment, net                             3,188
 Other assets                                           12,734
                                                 --------------
                         Total Assets                 $430,262
                                                 ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                                     $35,288         $1,384            3.92%
  Time deposits under $100,000                         160,502          9,555            5.95%
  Time deposits of $100,000 or more                     66,106          3,935            5.95%
  Other interest-bearing deposits                       69,818          2,418            3.46%
 Debt obligations                                        8,625            496            5.75%
 Other                                                                     12
                                                 --------------   ------------   --------------
        Total Interest-Bearing
          Liabilities/Interest Expense                 340,339         17,800            5.23%
 Capitol Trust I preferred securities                        -              -                -
                                                 --------------   ------------   --------------
                                                       340,339         17,800            5.23%
 Noninterest-bearing demand deposits                    44,727
 Accrued interest on deposits and
  other liabilities                                      4,166
 Minority interest in consolidated subsidiaries          2,439
 Stockholders' equity                                   38,591
                                                 --------------
                Total Liabilities and
                 Stockholders' Equity                 $430,262
                                                 ==============   ------------
Net Interest Income                                                   $18,679
                                                                  ============
Interest Rate Spread (4)                                                                 3.79%
                                                                                 ==============
Net Yield on Interest-Earning Assets (5)                                                 4.62%
                                                                                 ==============
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities                   1.19 X
                                                 =================


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


                                                                      Year Ended December 31
                                            ---------------------------------------------------------------------
                                                  1998 compared to 1997               1997 compared to 1996
                                            ---------------------------------   ---------------------------------
                                             Volume       Rate      Net Total   Volume        Rate     Net Total
                                            --------    --------    ---------   --------    --------   ----------
Increase (Decrease) In Interest Income:
  Investment securities:
    U.S. Treasury and government agencies   $    350       ($178)   $    172    $    965    $    317    $  1,282
    States and political subdivisions             80         (17)         63           3          (7)         (4)
    Other                                         30        (130)       (100)        (25)       (136)       (161)
  Interest-bearing deposits with banks           129         (30)         99          61         (84)        (23)
  Federal funds sold                           2,334        (126)      2,208         888         376       1,264
  Loans held for resale                          984           9         993        (276)         (6)       (282)
  Portfolio loans                             17,972      (1,288)     16,684      10,589         405      10,994
                                            --------    --------    --------    --------    --------    --------
                    Total                     21,879      (1,760)     20,119      12,205         865      13,070


Increase (Decrease) In Interest Expense
  On Deposits:
    Savings                                      (39)        (18)        (57)        126          34         160
    Time deposits under $100,000               3,642         290       3,932       2,352         280       2,632
    Time deposits of $100,000 or more          3,661        (587)      3,074       2,280          42       2,322
    Other interest-bearing deposits            2,950         150       3,100       1,406         287       1,693
Debt obligations                                (355)       (127)       (482)         22         235         257
Other                                            106                     106         (12)                    (12)
Capitol Trust I preferred securities           2,145                   2,145
                                            --------    --------    --------    --------    --------    --------
                    Total                     12,110        (292)     11,818       6,174         878       7,052
                                            --------    --------    --------    --------    --------    --------
Increase (Decrease) in Net
  Interest Income                           $  9,769     ($1,468)   $  8,301    $  6,031        ($13)   $  6,018
                                            ========    ========    ========    ========    ========    ========


                                                  Year Ended December 31
                                            ---------------------------------
                                                  1996 compared to 1995
                                            ---------------------------------
                                             Volume       Rate      Net Total
                                            --------    --------    ---------
Increase (Decrease) In Interest Income:
  Investment securities:
    U.S. Treasury and government agencies   $    253        ($35)   $    218
    States and political subdivisions             (2)         10           8
    Other                                        (18)        182         164
  Interest-bearing deposits with banks             4          28          32
  Federal funds sold                             444        (356)         88
  Loans held for resale                          399         119         518
  Portfolio loans                              5,239         299       5,538
                                            --------    --------    --------
                    Total                      6,319         247       6,566


Increase (Decrease) In Interest Expense
  On Deposits:
    Savings                                       99          37         136
    Time deposits under $100,000               1,830          25       1,855
    Time deposits of $100,000 or more            736        (117)        619
    Other interest-bearing deposits              348        (227)        121
Debt obligations                                  98         (94)          4
Other                                            (14)                    (14)
Capitol Trust I preferred securities
                                            --------    --------    --------
                    Total                      3,097        (376)      2,721
                                            --------    --------    --------
Increase (Decrease) in Net
  Interest Income                           $  3,222    $    623    $  3,845
                                            ========    ========    ========

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LTD.



The following table sets forth the amortized cost and market value of investment securities as of December 31, 1998, 1997 and 1996 (in thousands):


                                                                                   December 31

                                                          -----------------------------------------------------------------
                                                                      1998                               1997
                                                          ------------------------------    -------------------------------
                                                           Amortized          Market          Amortized         Market
                                                              Cost            Value             Cost             Value
                                                          -------------    -------------    --------------   --------------

U.S. Treasury and government agencies                          $80,445          $80,667           $60,430          $60,650
States and political subdivisions                                2,897            2,930             1,610            1,603
Other:
 Corporate bonds
 Federal Reserve Bank stock                                        116              116               116              116
 Federal Home Loan Bank stock                                    1,431            1,431             1,073            1,073
 Corporate stock (1)                                             1,003            1,003             1,028            1,028
 Other investments                                                 317              317
                                                          -------------    -------------    --------------   --------------
                                  Total other securities         2,867            2,867             2,217            2,217
                                                          -------------    -------------    --------------   --------------
                                       Total investments       $86,209          $86,464           $64,257          $64,470
                                                          =============    =============    ==============   ==============


                                                                   December 31

                                                          ------------------------------
                                                                      1996
                                                          ------------------------------
                                                           Amortized          Market
                                                              Cost            Value
                                                          -------------    -------------

U.S. Treasury and government agencies                          $46,162          $46,221
States and political subdivisions                                  100              100
Other:
 Corporate bonds                                                   301              300
 Federal Reserve Bank stock                                        116              116
 Federal Home Loan Bank stock                                      984              984
 Corporate stock (1)                                             1,003            1,003
 Other investments
                                                          -------------    -------------
                                  Total other securities         2,404            2,403
                                                          -------------    -------------
                                       Total investments       $48,666          $48,724
                                                          =============    =============


(1) Consists primarily of investment in the common stock of Access BIDCO, Incorporated.



The following table sets forth the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 1998 (in thousands):

                                             U.S. Treasury and         States and Political
                                            Government Agencies            Subdivisions                 Other
                                        -------------------------------------------------------------------------------
                                                        Weighted                   Weighted                   Weighted     Total
                                         Amortized      Average      Amortized      Average     Amortized     Average     Carrying
                                            Cost         Yield         Cost          Yield         Cost        Yield       Amount
                                        ------------- ------------ ------------- ------------- ------------ ----------- ------------
Maturity:
 Due in one year or less                     $40,653         5.11%                                                           $40,653
 Due after one year but within
  five years                                  35,448         5.77%        $2,296         5.27%                                37,744
 Due after five years but within
  ten years                                    2,089         6.94%                                                             2,089
 Due after ten years                           2,255         6.71%           601         5.11%                                 2,856
 Without stated maturities                                                                           $2,867        *           2,867
                                        -------------              -------------               ------------             ------------
                                  Total      $80,445                      $2,897                     $2,867                  $86,209
                                        =============              =============               ============             ============


* Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.



Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 1998:


U.S. Treasury securities                                        6 months
U.S. Agencies                                  3 years          9 months
States and political subdivisions              5 years          5 months

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LTD.



Portfolio Loans outstanding as of the end of each period are shown in the following table according to type of loan (in thousands):

                                                                              December 31

                                       ---------------------------------------------------------------------------------------------
                                                    1998                           1997                            1996
                                       ------------------------------ ------------------------------  ------------------------------
Commercial - real estate                    $417,296          57.62%       $262,157          52.14%        $180,310          50.42%
Commercial - other                           173,055          23.89%        133,781          26.61%         103,151          28.84%
                                       --------------   ------------- --------------   -------------  --------------   -------------
               Total commercial loans        590,351          81.51%        395,938          78.75%         283,461          79.26%

Real estate mortgage                          80,808          11.16%         66,630          13.25%          53,712          15.02%
Installment                                   53,121           7.33%         40,187           7.99%          20,450           5.72%
                                       --------------   ------------- --------------   -------------  --------------   -------------
                Total portfolio loans       $724,280         100.00%       $502,755         100.00%        $357,623         100.00%
                                       ==============   ============= ==============   =============  ==============   =============


                                                                     December 31

                                           ---------------------------------------------------------------
                                                        1995                             1994
                                           ------------------------------   ------------------------------
Commercial - real estate                        $140,462          49.55%          $99,330          41.12%
Commercial - other                                81,699          28.82%           83,391          34.52%
                                           --------------   -------------   --------------   -------------
                    Total commercial loans       222,161          78.37%          182,721          75.63%

Real estate mortgage                              48,954          17.27%           47,260          19.56%
Installment                                       12,356           4.36%           11,602           4.80%
                                           --------------   -------------   --------------   -------------
                     Total portfolio loans      $283,471         100.00%         $241,583         100.00%
                                           ==============   =============   ==============   =============


The following table presents (in thousands) the remaining maturity of portfolio loans outstanding at December 31, 1998 according to scheduled repayments of principal.


Aggregate maturities of portfolio loan balances which are due:

                                                                          Fixed          Variable
                                                                          Rate             Rate             Total
                                                                      --------------   -------------    --------------
  In one year or less                                                      $193,788        $222,031          $415,819
  After one year but within five years                                      283,085           6,775           289,860
  After five years                                                            5,403           5,956            11,359
  Non-accrual loans (classified as variable rate)                                             7,242             7,242
                                                                      --------------   -------------    --------------
                                      Total                                $482,276        $242,004          $724,280
                                                                      ==============   =============    ==============


The following summarizes, in general, the Corporation's various loan classifications:

          Commercial - real estate
          Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size approximates $500,000 and, at December 31, 1998, approximately 15% of such properties were owner-occupied.

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

CAPITOL BANCORP LTD.

The aggregate amount of nonperforming portfolio loans is set forth in the following table. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis, and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. Nonperforming portfolio loans include all loans for which, based on the Corporation's loan rating system, management has concerns. Loans are placed in nonaccrual status when, in management's opinion, there is a reasonable probability of not collecting 100% of future principal and interest payments. In addition, certain loans, although current based on the Corporation's rating criteria, are placed in nonaccrual status. Generally, loans are placed in nonaccrual status when they become 90 days delinquent; however, management may elect to continue the accrual of interest in certain circumstances. When interest accruals are discontinued, interest previously accrued (but unpaid) is reversed. If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the year, additional interest income of $398,000 would have been recorded in 1998. Interest income recognized on loans in nonaccrual status in 1998 operations approximated $58,000. At December 31, 1998, there were no material amounts of loans which were restructured or otherwise renegotiated as a concession to troubled borrowers. Of the nonperforming loans at December 31, 1998, $1.6 million is guaranteed by an agency of the federal government.

                                                                                         December 31

                                                          --------------------------------------------------------------------------
                                                              1998            1997          1996            1995             1994
                                                          -----------     -----------    -----------     -----------     -----------
Nonperforming loans:                                                                    (in thousands)
  Nonaccrual loans:                      Commercial           $2,608          $2,570           $928            $438          $1,121
                                         Real estate             199              59            107             115             156
                                         Installment             185              59             22              28              43
                                                          -----------     -----------    -----------     -----------     -----------
        Total Nonaccrual loans                                 2,992           2,688          1,057             581           1,320

  Past due loans:                        Commercial            3,963             897          1,009             379             146
                                         Real estate             183             401            549             299             424
                                         Installment             104              25             84              82              40
                                                          -----------     -----------    -----------     -----------     -----------
        Total past due loans                                   4,250           1,323          1,642             760             610
                                                          -----------     -----------    -----------     -----------     -----------
Total nonperforming loans                                     $7,242          $4,011         $2,699          $1,341          $1,930
                                                          ===========     ===========    ===========     ===========     ===========
Nonperforming loans as a percentage
  of total portfolio loans                                      1.00%           0.80%          0.75%           0.47%           0.80%
                                                          ===========     ===========    ===========     ===========     ===========

Nonperforming loans as a percentage
  of total assets                                               0.71%           0.58%          0.55%           0.35%           0.61%
                                                          ===========     ===========    ===========     ===========     ===========

Allowance for loan losses as a
  percentage of nonperforming loans                           121.75%         155.30%        169.62%         274.94%         166.84%
                                                          ===========     ===========    ===========     ===========     ===========


The table below summarizes activity in other real estate owned, including transfers to and from the loan portfolio and subsequent payments on or sales of the property, for each period (in thousands):

                                                                                    Year Ended December 31

                                                          --------------------------------------------------------------------------
                                                              1998           1997            1996           1995              1994
                                                          -----------     -----------    -----------     -----------     -----------

    Other real estate owned at January 1                        $165            $313           $972          $1,255          $1,364

    Properties acquired in restructure
      of loans or in lieu of foreclosure                         612                                          1,635           1,658

    Properties sold                                             (161)           (128)          (520)         (1,714)         (1,455)

    Payments received from borrowers or
      tenants, credited to carrying amount                       (75)            (10)           (47)                           (300)

    Other changes, net                                                           (10)           (92)           (204)            (12)
                                                          -----------     -----------    -----------     -----------     -----------
    Other real estate owned at December 31                      $541            $165           $313            $972          $1,255
                                                          ===========     ===========    ===========     ===========     ===========


    Other real estate owned reserve at January 1                  $0              $0             $0             $64              $0
    Net charge-offs                                                                                              64              64
                                                          -----------     -----------    -----------     -----------     -----------
    Other real estate owned reserve at December 31                $0              $0             $0              $0             $64
                                                          ===========     ===========    ===========     ===========     ===========



Other real estate owned is valued at the lower of fair value or cost (net of estimated selling cost) at the date of transfer/acquisition.

Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LTD.



The table below summarizes portfolio loan balances, daily average loan balances, changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance for loan losses through provisions charged to expense, as of the end of each period.


                                                                                          Year Ended December 31
                                                                        ------------------------------------------------------
                                                                        1998        1997        1996         1995         1994
                                                                        ----        ----        ----         ----         ----

                                                                                                 (in thousands)

Allowance for loan losses at January 1                                $  6,229    $  4,578    $  3,687    $  3,220    $  2,500

Allowance of acquired bank                                                                                                 515

Loans charged-off:
  Commercial                                                             1,165         551         308         547         339
  Real estate                                                                9         117          35           9
  Installment                                                              131          49          94          47          36
                                                                      --------    --------    --------    --------    --------
                                                  Total charge-offs      1,305         717         437         594         384

Recoveries:
  Commercial                                                               336         288         119         178         106
  Real estate                                                                4          18           8           3           3
  Installment                                                               30          13           5          41           7
                                                                      --------    --------    --------    --------    --------
                                                  Total recoveries         370         319         132         222         116
                                                                      --------    --------    --------    --------    --------

                                                  Net charge-offs          935         398         305         372         268

Additions to allowance charged to expense                                3,523       2,049       1,196         839         473
                                                                      --------    --------    --------    --------    --------

          Allowance for loan losses at December 31                    $  8,817    $  6,229    $  4,578    $  3,687    $  3,220
                                                                      ========    ========    ========    ========    ========



Total portfolio loans outstanding at December 31                      $724,280    $502,755    $357,623    $283,471    $241,583
                                                                      ========    ========    ========    ========    ========
Ratio of allowance for loan losses to
  portfolio loans outstanding                                             1.22%       1.24%       1.28%       1.30%       1.33%
                                                                      ========    ========    ========    ========    ========



Average total portfolio loans for the year                            $605,923    $425,664    $318,491    $264,919    $203,924
                                                                      ========    ========    ========    ========    ========
Ratio of net charge-offs to average
  portfolio loans outstanding                                             0.15%       0.09%       0.10%       0.14%       0.13%
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


                                                                                       December 31
                                                              --------------------------------------------------------
                                                                 1998         1997       1996        1995       1994
                                                              ---------    -------     --------    --------    -------
                                                                                   (in thousands)

Commercial                                                     $  4,501    $  2,875    $  2,281    $  1,726    $  1,831
Real estate mortgage                                                127         103          67          67          55
Installment                                                         262         185         100          57          61
Unallocated                                                       3,927       3,066       2,130       1,837       1,273
                                                               --------    --------    --------    --------    --------
Total Allowance for Loan Losses                                $  8,817    $  6,229    $  4,578    $  3,687    $  3,220
                                                               ========    ========    ========    ========    ========


                           Total portfolio loans outstanding   $724,280    $502,755    $357,623    $283,471    $241,583
                                                               ========    ========    ========    ========    ========

Percent of allowance to portfolio loans outstanding                1.22%       1.24%       1.28%       1.30%       1.33%
                                                               ========    ========    ========    ========    ========





In addition to the Corporation's allowance for loan losses, certain commercial loans participate in a loan program sponsored by the State of Michigan. Under that program, the governmental unit shares loss exposure on such loans by funding reserves which are placed as deposits at the banks. Loans participating in this program and related reserves approximated $24.9 million and $2 million, respectively, at December 31, 1998. Such reserve amounts are separate and excluded from the allowance for loan losses.

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LTD.



The following table presents the average balances of deposits (in thousands) and the average rates of interest paid for the years ended December 31, 1998, 1997 and 1996:



                                                                                                December 31
                                                                     ---------------------------------------------------------------
                                                                            1998                    1997                 1996
                                                                     -------------------     ------------------    -----------------

                                                                                 Average                Average              Average
                                                                     Amount        Rate       Amount     Rate       Amount    Rate
                                                                     -------       ----       -------    ----       -------   ----

Noninterest-bearing demand deposits                                   $94,077                 $62,166               $44,727
Savings deposits                                                       37,517      3.96%       38,496    4.01%       35,288    3.92%
Time deposits under $100,000                                          259,916      6.20%      200,108    6.09%      160,502    5.95%
Time deposits of $100,000 or more                                     165,627      5.63%      104,501    5.99%       66,106    5.95%
Other interest-bearing deposits                                       189,707      3.80%      110,395    3.72%       69,818    3.46%
                                                                     --------                --------              --------
                                         Total deposits              $746,844                $515,666              $376,441
                                                                     ========                ========              ========







The following table sets forth the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 1998 (in thousands):


Three months or less                                                  $81,468
Three months to twelve months                                         100,540
Over 12 months                                                         39,092
                                                                     --------
                                                                     $221,100
                                                                     ========

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LTD.



The following table shows the ratio of net income to average stockholders' equity, average total assets and certain other ratios for the years ended December 31, 1998, 1997 and 1996:



                                                                                            Year Ended December 31

                                                                              ----------------------------------------------------
                                                                                  1998               1997               1996
                                                                              --------------     --------------     --------------
Net Income as a percentage of:
  Average stockholders' equity                                                       10.19%             13.28%             12.01%
  Average total assets                                                                0.55%              0.96%              1.08%

Average stockholders' equity as
  a percentage of average total assets                                                5.36%              7.22%              8.97%


Dividend payout ratio (cash dividends per share
 as a percentage of net income per share) (1):
       Basic                                                                         45.00%             32.97%             29.41%
       Diluted                                                                       46.25%             34.09%             30.49%





(1) As restated to reflect the Corporation's 1998 6-for-5 stock split as if it had occurred at the beginning of the periods presented.

Item 2, Properties.

         Substantially all of the Corporation's office locations are leased. Each of the Corporation's banks operate from a single location, except Capitol National Bank (which has one branch location in Okemos, Michigan). The addresses of each bank's main office are stated on pages 3-19, Annual Report, which are incorporated herein by reference.

         Ann Arbor Commerce Bank, in 1998, and Portage Commerce Bank, in 1997, relocated their main offices to substantially larger leased facilities (approximately 18,000 and 10,000 square feet, respectively) in response to asset growth and to better serve customers.

         Most of the other bank subsidiaries' facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking.

         Some of the banks have drive-up customer service. The banks are typically located in or near high traffic centers of commerce in their respective communities. Customer service is enhanced through utilization of ATMs to process some customer-initiated transactions and some of the banks also make available a courier service to pick up transactions at customers' locations.

         The principal offices of the Corporation are located within the same building as Capitol National Bank in Lansing, Michigan. Those headquarters include administrative, operations, accounting, and executive staff and the Corporation's data center.

         Sun Community Bancorp Limited (a second-tier, 51%-owned bank holding company headquartered in Arizona) occupies executive office space adjacent to Camelback Community Bank in Phoenix.

         Certain of the office locations are leased from related parties. Incorporated by reference from Page 51, Annual Report, under the caption "Note F--Premises and Equipment" and Pages 14-15, Proxy Statement, from the 9th to 11th paragraph thereunder under the caption "Certain Relationships and Related Transactions".

         Management believes the Corporation's and the banks' offices to be in good and adequate condition and adequately covered by insurance.


Item 3, Legal Proceedings.

         As of December 31, 1998, there were no material pending legal proceedings to which the Corporation or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.


Item 4, Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of 1998, no matters were submitted to a vote by security holders.

                                     PART II

Item 5, Market for Registrant's Common Equity and Related Stockholder Matters.

A.       Market Information:
                  Incorporated by reference from Page 21, Annual Report, under the caption "Information Regarding the Corporation's Common Stock", Pages 53-55, Annual Report, under the caption "Note J--Common Stock and Stock Options" and Page 64, Annual Report, under the caption "Shareholder Information".

B.       Holders:
                  Incorporated by reference from first sentence of third paragraph on Page 21, Annual Report, under the caption "Information Regarding the Corporation's Common Stock".

C.       Dividends:
                  Incorporated by reference from Page 20, Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share", Pages 58-60, Annual Report, under the caption "Note O--Dividend Limitations of Subsidiaries and Other Capital Requirements" and the first full paragraph commencing on Page 53, Annual Report, under the caption "Note H--Debt Obligations".


Item 6, Selected Financial Data.

         Incorporated by reference from Page 20, Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 1998, 1997, 1996, 1995, and 1994".


Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Incorporated by reference from Pages 22-38, Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Page 39, Annual Report, under the caption "Forward Looking Statements".

Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

         Incorporated by reference from Pages 31-35, Annual Report, under the caption "Trends Affecting Operations" and Page 39, Annual Report, under the caption "Forward Looking Statements".


Item 8, Financial Statements and Supplementary Data.

         See Item 14 (under subcaption "A. Exhibits") of this Form 10-K for specific description of financial statements incorporated by reference from Annual Report.

         Incorporated by reference from Page 20, Annual Report, under the caption "Quarterly Results of Operations".


Item 9, Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10, Directors and Executive Officers of the Registrant.

         Incorporated by reference from Pages 4-7, Proxy Statement, under the caption "Election of Directors" (excluding Mr. Epolito) and Page 64, Annual Report, under the caption "Officers of the Corporation".


Item 11, Executive Compensation.

         Incorporated by reference from Pages 9-13, Proxy Statement; Page 8, Proxy Statement, the second paragraph under the caption "Meetings of the Board of Directors" and Page 14, Proxy Statement, the first five paragraphs under the caption "Certain Relationships and Related Transactions".


Item 12, Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference from Page 3, Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof", Pages 4-7, Proxy Statement, under the caption "Election of Directors" and Page 10, Proxy Statement, under the captions "Employee Stock Ownership Plan" and "Employee Retirement 401(k) Plan" and Page 13, Proxy Statement, under the caption "Directors Deferred Compensation Plan".


Item 13, Certain Relationships and Related Transactions.

         Incorporated by reference from Pages 14-15, Proxy Statement, under the caption "Certain Relationships and Related Transactions".

                                     PART IV

Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A. Exhibits:

                  The following consolidated financial statements of Capitol Bancorp Ltd. and subsidiaries and report of independent auditors included on Pages 40-63 of the Annual Report of the registrant to its stockholders for the year ended December 31, 1998, are incorporated by reference in Item 7:

                  Report of Independent Auditors

                  Consolidated balance sheets--December 31, 1998 and 1997.

                  Consolidated statements of income--Years ended December 31, 1998, 1997 and 1996.

                  Consolidated statements of changes in stockholders' equity--Years ended December 31, 1998, 1997 and 1996.

                  Consolidated statements of cash flows--Years ended December 31, 1998, 1997 and 1996.

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

B. Reports on Form 8-K:

         During the fourth quarter of 1998, no reports on Form 8-K were filed by the registrant.

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


CAPITOL BANCORP LTD.
Registrant
By:      \s\ Joseph D. Reid                By:   \s\ Lee W. Hendrickson
       -----------------------                   ------------------------
       Joseph D. Reid                            Lee W. Hendrickson
       Chairman, President and                   Senior Vice President and
       Chief Executive Officer                   Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on February 4, 1999.

     \s\ Joseph D. Reid                                \s\ Robert C. Carr
---------------------------------                -------------------------------
Joseph D. Reid, Chairman, President,             Robert C. Carr, Executive Vice
Chief Executive Officer and Director             President, Treasurer and
                                                 Director

---------------------------------                -------------------------------
David O'Leary, Secretary and Director            Louis G. Allen, Director

     \s\ Paul R. Ballard                               \s\ David L. Becker
---------------------------------                -------------------------------
Paul R. Ballard, Executive                       David L. Becker, Director
Vice President and Director

     \s\ Douglas E. Crist                              \s\ Richard G. Dorner
---------------------------------                -------------------------------
Douglas E. Crist, Director                       Richard G. Dorner, Director

     \s\ Gary A. Falkenberg
---------------------------------                -------------------------------
Gary A. Falkenberg, Director                     Joel I. Ferguson, Director

     \s\ Kathleen A. Gaskin                            \s\ H. Nicholas Genova
---------------------------------                -------------------------------
Kathleen A. Gaskin, Director                     H. Nicholas Genova, Director

     \s\ L. Douglas Johns                              \s\ Michael L. Kasten
---------------------------------                -------------------------------
L. Douglas Johns, Director                       Michael L. Kasten, Director

     \s\ James R. Kaye                                 \s\ Leonard Maas
---------------------------------                -------------------------------
James R. Kaye, Director                              Leonard Maas, Director

     \s\ Lyle W. Miller
---------------------------------
Lyle W. Miller, Director

                                  EXHIBIT INDEX


                                                                                        PAGE NUMBER OR
                                                                                        INCORPORATED BY
EXHIBIT NO.                DESCRIPTION                                                  REFERENCE FROM:
-----------                -----------                                                  ---------------
 3                         Articles of Incorporation and
                           Bylaws                                                             (1)

 4                         Instruments Defining the Rights
                           of Security Holders:
                  (a)      Common Stock Certificate                                           (1)
                  (b)      Indenture dated December 18, 1997                                 (15)
                  (c)      Subordinated Debenture                                            (15)
                  (d)      Amended and Restated Trust Agreement
                           dated December 18, 1997                                           (15)
                  (e)      Preferred Security Certificate dated
                           December 18, 1997                                                 (15)
                  (f)      Preferred Securities Guarantee Agreement
                           of Capitol Trust I dated December 18, 1997                        (15)
                  (g)      Agreement as to Expenses and Liabilities
                           of Capitol Trust I                                                (15)

10                         Material Contracts:
                  (a)      Joseph D. Reid Employment
                           Agreement (as amended effective
                           January 1, 1989)                                                   (2)
                  (b)      Profit Sharing/401(k) Plan
                           (as amended and restated April 1, 1995)                           (13)
                  (b1)     First and Second Amendments to Profit Sharing/
                           401(k) Plan
                  (c)      Lease Agreement with Business &
                           Trade Center, Ltd.                                                (11)
                  (d)      Employee Stock Ownership Plan
                           (as amended and restated February
                           10, 1994)                                                         (12)
                  (d1)     Second and Third Amendments to Employee
                           Stock Ownership Plan
                  (e)      Employment Agreements with
                           Robert C. Carr, John C. Smythe,
                           and Charles J. McDonald                                            (2)
                  (f)      Executive Supplemental Income
                           Agreements with Robert C. Carr,
                           Paul R. Ballard, Richard G. Dorner,
                           James R. Kaye, Scott G. Kling,
                           John D. Groothuis, David K. Powers,
                           John C. Smythe and Charles J.
                           McDonald                                                          (13)
                  (g)      Amendment to Employment Agreement
                           of Joseph D. Reid, dated October
                           2, 1989                                                            (3)



                                                                                        PAGE NUMBER OR
                                                                                        INCORPORATED BY
EXHIBIT NO.                DESCRIPTION                                                  REFERENCE FROM:
-----------                -----------                                                  ---------------
10                         Material Contracts--continued:

                  (h)      Consolidation Agreement between
                           the Corporation and Portage
                           Commerce Bank                                                      (4)
                  (i)      Amendment to Employment Agreement
                           of Joseph D. Reid, dated
                           January 30, 1990                                                   (5)
                  (j)      Employment Agreements with
                           Paul R. Ballard and Richard G.
                           Dorner                                                             (6)
                  (k)      Employment Agreement with
                           David K. Powers                                                    (7)
                  (l)      Definitive Exchange Agreement and
                           Closing Memorandum between the
                           Registrant and United Savings
                           Bank, FSB                                                          (8)
                  (m)      Employment Agreement with James
                           R. Kaye                                                            (9)
                  (n)      Definitive Exchange Agreement
                           between the Registrant and
                           Financial Center Corporation                                      (10)

13                         Annual Report to Security Holders                                 (16)

21                         Subsidiaries of the Registrant

23                         Consent of BDO Seidman, LLP

27                         Financial Data Schedule



KEY:
(1)      Form S-18, Reg. No. 33-24728C, filed September 15, 1988.

(2)      Form S-1, Reg. No. 33-30492, filed August 14, 1989.

(3)      Amendment No. 1 to Form S-1, Reg. No. 33-31323, filed
         November 20, 1989.

(4)      Form S-1, Reg. No. 33-31323, filed September 29, 1989.

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

----------------

(9)      Form 10-KSB for year ended December 31, 1992, filed February 25, 1993.

(10)     Form S-4, Reg. No. 33-73474, filed December 27, 1993.

(11)     Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.

(12)     Form 10-KSB for year ended December 31, 1994, filed March 15, 1995.

(13)     Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.

(14)     Form 10-KSB for the year ended December 31, 1996, filed March 21, 1997.

(15) Post Effective Amendment No.1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.

(16) Proxy statement of Registrant in Schedule 14A filed pursuant to Rule 14a-101.