Form 10-Q
period 1999-03-31
CAPITOL BANCORP LTD
filed 1999-05-14
CIK 840264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
            ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                      ACT
                     For the transition period from _________  to

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

         Common stock, No par value: 6,344,886 shares outstanding as of April 30, 1999.

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

Item 1.           Financial Statements:
                  Consolidated balance sheets - March 31, 1999 and December 31, 1998.
                  Consolidated statements of income - Three months ended
                  March 31, 1999 and 1998.
                  Consolidated statements of changes in stockholders' equity -
                           Three months ended March 31, 1999 and 1998.
                  Consolidated statements of cash flows - Three months ended March 31, 1999 and 1998.
                  Notes to consolidated financial statements.
Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.


PART II. OTHER INFORMATION
Item 1.           Legal Proceedings.
Item 2.           Changes in Securities.
Item 3.           Defaults Upon Senior Securities.
Item 4.           Submission of Matters to a Vote of Security Holders.
Item 5.           Other Information.
Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                   As of March 31, 1999 and December 31, 1998

                                                                    March 31         December 31
                                                                      1999               1998
                                                                   -----------       -----------
                                                                          (in thousands)
ASSETS

Cash and due from banks                                            $    41,609       $    45,263
Interest-bearing deposits with banks                                     4,901             1,732
Federal funds sold                                                     102,900           104,050
                                                                   -----------       -----------
                            Cash and cash equivalents                  149,410           151,045
Loans held for resale                                                   28,167            36,789
Investment securities:
  Available for sale, carried at market value                           78,544            83,597
  Held for long-term investment, carried at
    amortized cost which approximates market value                       3,210             2,867
                                                                   -----------       -----------
                             Total investment securities                81,754            86,464
Portfolio loans:
  Commercial                                                           638,500           590,351
  Real estate mortgage                                                  81,220            80,808
  Installment                                                           61,307            53,121
                                                                   -----------       -----------
                            Total portfolio loans                      781,027           724,280
  Less allowance for loan losses                                        (9,543)           (8,817)
                                                                   -----------       -----------
                            Net portfolio loans                        771,484           715,463
Premises and equipment                                                  11,748            11,646
Accrued interest income                                                  5,429             5,100
Excess of cost over net assets of acquired subsidiaries                  2,111             2,626
Other assets                                                            16,019            15,311
                                                                   -----------       -----------

            TOTAL ASSETS                                           $ 1,066,122       $ 1,024,444
                                                                   ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                $ 126,040         $ 120,986
  Interest-bearing                                                     812,765           769,904
                                                                   -----------       -----------
                            Total deposits                             938,805           890,890
Debt obligations                                                        16,700            23,600
Accrued interest on deposits and other liabilities                       8,734             8,831
                                                                   -----------       -----------
                            Total liabilities                          964,239           923,321

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                          24,264            24,255

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                         27,957            27,576

STOCKHOLDERS' EQUITY
Common stock, no par value:
 10,000,000 shares authorized;
 6,344,886 shares issued and outstanding                                51,868            51,868
Retained earnings                                                       (1,448)           (2,019)
Market value adjustment (net of tax effect) for
  investment securities available for sale (accumulated
  other comprehensive income)                                              (33)              168
                                                                   -----------       -----------
                                                                        50,387            50,017
Less unallocated ESOP shares                                              (725)             (725)
                                                                   -----------       -----------
                            Total stockholders' equity                  49,662            49,292
                                                                   -----------       -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,066,122       $ 1,024,444
                                                                   ===========       ===========

                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 1999 and 1998
                      (in thousands, except per share data)


                                                                          1999        1998
                                                                        --------    --------
Interest income:
  Portfolio loans (including fees)                                      $ 17,603    $ 12,742
  Loans held for resale                                                      471         206
  Taxable investment securities                                              965         920
  Federal funds sold                                                       1,367       1,104
  Interest-bearing deposits with banks and other                              52          21
  Dividends on investment securities                                          33          23
                                                                        --------    --------
                                     Total interest income                20,491      15,016
Interest expense:
  Demand deposits                                                          2,368       1,333
  Savings deposits                                                           357         372
  Time deposits                                                            7,049       5,572
  Debt obligations and other                                                 827         593
                                                                        --------    --------
                                     Total interest expense               10,601       7,870
                                                                        --------    --------
                                     Net interest income                   9,890       7,146
Provision for loan losses                                                    809         825
                                                                        --------    --------
                                     Net interest income after
                                     provision for loan losses             9,081       6,321
Noninterest income:
  Service charges on deposit accounts                                        323         255
  Trust fee income                                                           117          92
  Fees from origination of non-portfolio residential
    mortgage loans                                                           335         252
  Realized gain on sale of investment
    securities available for sale                                             21
  Other                                                                      245          94
                                                                        --------    --------
                                     Total noninterest income              1,041         693
Noninterest expense:
  Salaries and employee benefits                                           4,623       2,856
  Occupancy                                                                  783         533
  Equipment rent, depreciation and maintenance                               858         645
  Deposit insurance premiums                                                  29          30
  Other                                                                    1,725       1,919
                                                                        --------    --------
                                     Total noninterest expense             8,018       5,983
                                                                        --------    --------
Income before federal income taxes and cumulative effect of
  change in accounting principle                                           2,104       1,031
Federal income taxes                                                         765         398
                                                                        --------    --------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                          1,339         633
Change in accounting principle, net of income tax
  effect -- Note B:                                                         (197)
                                                                        --------    --------

          NET INCOME                                                    $  1,142    $    633
                                                                        ========    ========

          NET INCOME PER SHARE -- Note C:
          Before cumulative effect of change in accounting principle:
                                     Basic                              $   0.21    $   0.10
                                                                        ========    ========
                                     Diluted                            $   0.21    $   0.10
                                                                        ========    ========
         After cumulative effect of change in accounting principle:
                                     Basic                              $   0.18    $   0.10
                                                                        ========    ========
                                     Diluted                            $   0.18    $   0.10
                                                                        ========    ========

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 1999 and 1998
                                 (in thousands)


                                                                          Accumulated
                                                                             Other         Unallocated
                                                  Common      Retained   Comprehensive         ESOP
                                                   Stock      Earnings      Income            Shares       Total
                                                 ---------    ---------  -------------     -----------   ---------

Three Months Ended March 31, 1998

Balances at January 1, 1998                      $ 50,312     $ (4,553)     $ 143             $ (870)      $ 45,032

Cash dividends paid                                               (520)                                        (520)

Net proceeds from issuance of common stock             50                                                        50

Components of comprehensive income:
   Net income for the period                                       633                                          633
   Market value adjustment for investment
      securities available for sale                                           (33)                              (33)
                                                                                                           ---------
      Comprehensive income for the period                                                                       600
                                                 ---------    ---------     ------            -------      ---------

    BALANCES AT MARCH 31, 1998                   $ 50,362     $ (4,440)     $ 110             $ (870)      $ 45,162
                                                 =========    =========     ======            =======      =========


Three Months Ended March 31, 1999

Balances at January 1, 1999                      $ 51,868     $ (2,019)     $ 168             $ (725)      $ 49,292

Cash dividends paid                                               (571)                                        (571)

Components of comprehensive income:
   Net income for the period                                     1,142                                        1,142
   Market value adjustment for investment
      securities available for sale                                          (201)                             (201)
                                                                                                           ---------
      Comprehensive income for the period                                                                       941
                                                 ---------    ---------     ------            -------      ---------

    BALANCES AT MARCH 31, 1999                   $ 51,868     $ (1,448)     $ (33)            $ (725)      $ 49,662
                                                 =========    =========     ======            =======      =========

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998


                                                                     1999         1998
                                                                   ---------    ---------
                                                                       (in thousands)
OPERATING ACTIVITIES
  Net income                                                       $   1,142    $     633
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                          809          825
      Depreciation of premises and equipment                             657          437
      Amortization of goodwill and other intangibles                     515           58
      Net accretion of investment security discounts                    (146)         (24)
      Gain on sale of premises and equipment                              (6)
      Cumulative effect of accounting change                             197
  Originations and purchases of loans held for resale               (107,208)     (64,190)
  Proceeds from sales of loans held for resale                       115,831       52,258
  Increase in accrued interest income  and other assets               (1,120)      (1,489)
  Increase (decrease) in accrued interest and other liabilities          (97)       1,236
                                                                   ---------    ---------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      10,574      (10,256)



INVESTING ACTIVITIES
  Proceeds from sale of investment securities
     available for sale                                                1,500            -
  Proceeds from maturities of investment securities
     available for sale                                               45,177       12,793
  Purchases of investment securities available for sale              (42,127)     (13,157)
  Net increase in portfolio loans                                    (56,830)     (41,274)
  Proceeds from sales of premises and equipment                           24            9
  Purchases of premises and equipment                                   (779)        (576)
                                                                   ---------    ---------

                NET CASH USED BY INVESTING ACTIVITIES                (53,035)     (42,205)



FINANCING ACTIVITIES
  Net proceeds from (payments on) debt obligations                    (6,900)       5,900
  Resources provided by minority interests                               381        5,274
  Net proceeds from issuance of common stock                                           50
  Cash dividends paid                                                   (571)        (520)
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                  36,344       22,891
  Net increase in certificates of deposit                             11,572       34,752
                                                                   ---------    ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES             40,826       68,347
                                                                   ---------    ---------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (1,635)      15,886

Cash and cash equivalents at beginning of period                     151,045       92,770
                                                                   ---------    ---------


                CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 149,410    $ 108,656
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

         The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         The consolidated balance sheet as of December 31, 1998 was derived from audited consolidated financial statements as of that date. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


Note B - Implementation of New Accounting Standards

         In 1998, the American Institute of CPAs issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". It requires start-up costs and organizational costs to be charged to expense when incurred. The initial application of the statement requires a cumulative effect adjustment for those companies that had previously capitalized start-up and organization costs and became effective in 1999. In the circumstances of the Corporation and its banks, this new accounting standard applies to previously capitalized preopening and other start-up costs of certain bank subsidiaries which, net of amortization, approximated $1,149,000 at December 31, 1998 and were classified as a component of other assets in the consolidated balance sheet. Such amount relates to capitalized preopening and start-up costs at de novo bank subsidiaries which are majority-owned by Sun Community Bancorp (which is 51% owned by the Corporation). Implementation of this standard is reflected as a cumulative effect adjustment (net of income tax effect) of approximately $197,000 in the first quarter 1999 consolidated statement of operations.

Note C - Net Income Per Share

         The computations of basic and diluted earnings per share were as follows:

                                                                      Three Months Ended March 31
                                                                      ---------------------------
                                                                          1999           1998
                                                                      ------------   ------------

Numerator--net income for the period (in $1,000's)                      $    1,142   $      633
                                                                        ==========   ==========

Denominator:
Weighted average number of common shares outstanding (denominator for
basic earnings per share)                                                6,344,886    6,240,787

Effect of dilutive securities--stock options                               159,941      222,575
                                                                        ----------   ----------

Denominator for diluted net income per share--
Weighted average number of common shares and potential dilution
                                                                         6,504,827    6,463,362
                                                                        ==========   ==========

Basic net income per share                                              $     0.18   $     0.10
                                                                        ==========   ==========

Diluted net income per share                                            $     0.18   $     0.10
                                                                        ==========   ==========


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

                                 PART I, ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition

         Total assets approximated $1.07 billion at March 31, 1999, an increase of $42 million from the December 31, 1998 level of $1.02 billion. The consolidated balance sheets include the Corporation and its majority-owned subsidiaries.

         Portfolio loans increased during the three-month period by approximately $57 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $48 million, consistent with the banks' emphasis on commercial lending activities.

         The allowance for loan losses at March 31, 1999 approximated $9.5 ] million or 1.22% of total portfolio loans, unchanged from the year-end 1998 ratio.

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

         The table on the next page summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):





             [The remainder of this page intentionally left blank]

                                                                    1999        1998
                                                                  --------    --------
Allowance for loan losses at January 1                            $  8,817    $  6,229

Loans charged-off:
         Commercial                                                    102          82
         Installment                                                    28          12
                                                                  --------    --------
                                      Total charge-offs                130          94
Recoveries:
         Commercial                                                     44          57
         Real estate mortgage                                            2
         Installment                                                     1           1
                                                                  --------    --------
                                      Total recoveries                  47          58
                                                                  --------    --------
                                      Net charge-offs                   83          36
Additions to allowance charged to expense                              809         825
                                                                  --------    --------

         Allowance for loan losses at March 31                    $  9,543    $  7,018
                                                                  ========    ========

Average total portfolio loans for period ended March 31           $751,348    $522,992
                                                                  ========    ========

Ratio of net charge-offs to average portfolio loans outstanding       0.01%       0.01%
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

                                           March 31, 1999                 December 31, 1998
                                    ---------------------------     --------------------------
                                                        %                              %
                                                       Total                          Total
                                                     Portfolio                      Portfolio
                                                      Loans                           Loans
                                                     ---------                      ---------

Commercial                          $   4,775          0.61%        $   4,501          0.62%
Real estate mortgage                      139          0.02               127          0.02
Installment                               274          0.04               262          0.04
Unallocated                             4,355          0.55             3,927          0.54
                                    ---------          ----         ---------          ----

Total allowance for loan losses     $   9,543          1.22%        $   8,817          1.22%
                                    =========          ====         =========          ====

  Total portfolio
    loans outstanding               $ 781,027                       $ 724,280
                                    =========                       =========

         In addition to the allowance for loan losses, certain loans are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At March 31, 1999, total loans under this program approximated $26.5 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $2 million and are not included in the recorded allowance for loan losses.

         Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1998 and through March 31, 1999. Impaired loans include amounts owed to one of the Corporation's banks relating to a customer's checks drawn on uncollected funds which arose in early February 1998. The total of the customer's overdrafts at the bank subsidiary approximated $1.5 million. Management subsequently became aware that larger overdrafts occurred at other, unaffiliated, financial institutions (certain of which subsequently filed suit against the bank subsidiary). Based on management's analysis of the customer's loan collateral and amounts owing the bank by that customer, an estimated loss accrual and write-off of $600,000 was recorded at March 31, 1998 relating to the advances arising from uncollected funds. In addition, the bank increased its interim provision for loan losses at March 31, 1998 by $300,000 relating to that customer.

         Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) at March 31, 1999 amounted to $7.3 million compared with $7.2 million at December 31, 1998 as summarized in the following table (in thousands):

                                                 March 31  Dec 31
                                                   1999     1998
                                                 -------   -------
Nonaccrual loans:
                           Commercial             $5,661   $2,608
                           Real estate               102      199
                           Installment               136      185
                                                  ------   ------
         Total nonaccrual loans                    5,899    2,992

Past due (>90 days) loans:
                           Commercial              1,147    3,963
                           Real estate                68      183
                           Installment               162      104
                                                  ------   ------
         Total past due loans                      1,377    4,250
                                                  ------   ------

         Total nonperforming loans                $7,276   $7,242
                                                  ======   ======

         Nonperforming loans increased slightly (approximately $34,000) during the three-month period ended March 31, 1999. During this period, however, nonaccrual loans increased $2.9 million and past due loans on accrual status decreased $2.9 million as certain nonperforming loans were transferred to nonaccrual status during the first quarter of 1999. Most of that change (about $2 million) relates to one customer relationship of which $1.6 million is guaranteed by a governmental agency. Most of the nonaccrual loans are a small number of loans in various states of resolution which management believes to be adequately collateralized or otherwise appropriately recorded in its determination of the adequacy of the allowance for loan losses.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $150,000 and $83,000 would have been recorded for the three months ended March 31, 1999 and 1998, respectively. Interest income recognized on loans in nonaccrual status for the period approximated $12,000 and $1,000, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $541,000 at March 31, 1999 and December 31, 1998.

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and certain ratios (dollars in thousands):

                                             Total              Allowance for         Nonperforming   Allowance as a Percentage
                                         Portfolio Loans         Loan Losses             Loans         of Total Portfolio Loans
                                      -------------------   -------------------   ------------------- -------------------------
                                       March 31   Dec 31      March 31   Dec 31     March 31   Dec 31    March 31   Dec 31
                                         1999      1998         1999      1998       1999       1998       1999      1998
                                      --------   --------   --------   --------   --------  --------- ----------   ------------
Ann Arbor Commerce Bank               $160,446   $154,060   $  2,166   $  2,080    $    742   $    662     1.35%       1.35%
Brighton Commerce Bank(1)               38,589     34,024        386        341          --         --     1.00        1.00
Capitol National Bank                  101,251    104,333      1,426      1,406         968        880     1.41        1.35
Detroit Commerce Bank(1)                10,531        506        106          6          --         --     1.01        1.19
Grand Haven Bank                        60,153     57,057        722        682         265         62     1.20        1.20
Kent Commerce Bank(1)                   26,506     22,930        266        250          --         --     1.00        1.09
Macomb Community Bank(1)                45,316     40,426        454        405          --         --     1.00        1.00
Muskegon Commerce Bank(1)               26,740     24,491        268        245          --          1     1.00        1.00
Oakland Commerce Bank                   64,468     63,261        760        724       1,752      2,032     1.18        1.14
Paragon Bank & Trust                    65,660     63,417        800        732       2,943      2,936     1.22        1.15
Portage Commerce Bank                   94,096     90,589      1,184      1,150         581        669     1.26        1.27
Sun Community Bancorp
Limited:
   Bank of Tucson(1)                    40,369     37,899        426        392          --         --     1.06        1.03
   Camelback Community Bank(1)           7,855      3,246         79         33          --         --     1.01        1.02
   Mesa Bank(1)                          5,404      1,386         55         14          --         --     1.02        1.01
   Southern Arizona
   Community Bank(1)                     5,866      2,925         59         30          --         --     1.01        1.03
   Sunrise Bank of Arizona(1)            3,276      1,745         33         18          --         --     1.01        1.03
   Valley First Community Bank(1)       23,397     20,879        253        209          25         --     1.08        1.00
Other, net                               1,104      1,106        100        100          --         --       --          --
                                      --------   --------   --------   --------    --------   --------     ----        ----

Consolidated                          $781,027   $724,280   $  9,543   $  8,817    $  7,276   $  7,242     1.22%       1.22%
                                      ========   ========   ========   ========    ========   ========     ====        ====

n/a    Not applicable
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

         Noninterest-bearing deposits approximated 13.4% of total deposits at March 31, 1999, a slight decrease from the December 31, 1998 level of 13.6%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

              [The remainder of this page intentionally left blank]

Results of Operations

         Net income from operations (before cumulative effect of an accounting change) for the three months ended March 31, 1999 amounted to $1.34 million ($.21 per share), an increase from the $633,000 ($.10 per share) earned during the corresponding period of 1998.

         Operating results (in thousands) were as follows:

                                                                                     Three months ended March 31
                                                                      -----------------------------------------------------------
                                                                                              Return on            Return on
                                                Total Assets            Net Income         Beginning Equity      Average Assets
                                        --------------------------    ----------------    -------------------    ----------------
                                           March 31        Dec 31
                                            1999           1998        1999      1998      1999          1998     1999       1998
                                        -----------    -----------    ------    ------    -------       ------    -----      ----
Ann Arbor Commerce Bank                 $   199,856    $   196,446    $  580    $  504      17.98%       20.65%    1.21%     1.42%
Brighton Commerce Bank                       51,078         42,871        87       (38)      9.38          n/a      .72       n/a
Capitol National Bank                       127,720        136,776       506       500      20.74        22.47     1.58      1.69
Detroit Commerce Bank (1)                    20,594         18,620      (140)      n/a        n/a          n/a      n/a       n/a
Grand Haven Bank                             68,978         66,872       229       114      19.39        12.19     1.37       .95
Kent Commerce Bank (1)                       33,989         31,587       (26)     (144)       n/a          n/a      n/a       n/a
Macomb Community Bank                        75,755         76,044       130        19       8.50         2.17      .68       .17
Muskegon Commerce Bank                       32,473         28,552        (5)      (78)       n/a          n/a      n/a       n/a
Oakland Commerce Bank                       101,511        108,747       213        34      12.91         2.34      .83       .16
Paragon Bank & Trust                         86,064         86,692        96       172       5.98        12.68      .45       .92
Portage Commerce Bank                       108,473        110,867       416       294      21.40        19.34     1.54      1.24
Sun Community Bancorp Limited:
  Bank of Tucson                             69,509         63,860       247       157      16.34        11.62     1.45      1.17
  Camelback Community Bank (1)               18,156         10,017      (177)      n/a        n/a          n/a      n/a       n/a
  Mesa Bank (1)                               8,914          6,192       (92)      n/a        n/a          n/a      n/a       n/a
  Southern Arizona Community Bank (1)        16,474         12,395      (142)      n/a        n/a          n/a      n/a       n/a
  Sunrise Bank of Arizona (1)                12,121          5,411      (113)      n/a        n/a          n/a      n/a       n/a
  Valley First Community Bank                33,205         36,588        49       (62)      4.88          n/a      .59       n/a
Other,  net                                   1,252        (14,093)     (716)     (839)       n/a          n/a      n/a       n/a
                                        -----------    -----------    ------    ------    -------        -----     ----      ----

Consolidated                            $ 1,066,122    $ 1,024,444    $1,142    $  633       9.27%        5.62%     .44%      .34%
                                        ===========    ===========    ======    ======    =======        =====     ====      ====


n/a    Not applicable
(1) Kent Commerce Bank, Camelback Community Bank, Southern Arizona Community Bank, Mesa Bank, Detroit Commerce Bank and Sunrise Bank of Arizona, de novo banks, commenced operations in January, May, August, October and December 1998, respectively.

         Net interest income increased 38.4% during the three-month period versus the corresponding period of 1998.

         Noninterest income increased in 1999 to $1,041,000 for the three-month period, as compared with $693,000 in 1998. Service charge revenue and trust fee income both increased 27% in the 1999 period compared to 1998.

         Provisions for loan losses approximated $809,000 for the three months ended March 31, 1999 compared to $825,000 during the corresponding 1998 period.

         Noninterest expense for the three months ended March 31, 1999 approximated $8 million compared with $6 million in 1998. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs.

         A new accounting standard was implemented effective January 1, 1999. In 1998, the American Institute of CPAs issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". It requires start-up costs and organizational costs to be charged to expense when incurred. The initial application of the statement requires a cumulative effect adjustment for those companies that had previously capitalized start-up and organization costs and became effective in 1999. In the circumstances of the Corporation and its banks, this new accounting standard applies to previously capitalized preopening and other start-up costs of certain bank subsidiaries which, net of amortization, approximated $1,149,000 at December 31, 1998 and were classified as a component of other assets in the consolidated balance sheet. Such amount relates to capitalized preopening and start-up costs at de novo bank subsidiaries which are majority-owned by Sun Community Bancorp (which is 51% owned by the Corporation). Implementation of this standard is reflected as a cumulative effect adjustment (net of income tax effect) of approximately $197,000 in the first quarter 1999 consolidated statement of operations.

Liquidity and Capital Resources

         The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $47.9 million for the three month 1999 period, compared to $57.6 million in 1998. Such growth occurred in all deposit categories, with the majority coming from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $20 million as of March 31, 1999, or about 2% of total deposits.

         Interim 1999 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

         Cash and cash equivalents amounted to $149.4 million or 14% of total assets at March 31, 1999 as compared with $151 million or 14.7% of total assets at December 31, 1998. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the Corporation's liquidity position at March 31, 1999 is adequate to fund loan demand and meet depositor needs.

         In addition to cash and cash equivalents, a source of long-term liquidity is the Corporation's marketable investment securities. The Corporation's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. During the first quarter of 1999, three available for sale securities aggregating $1.5 million were sold to meet liquidity needs at two banks. At March 31, 1999 and December 31, 1998, the Corporation had approximately $79 million and $84 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

         Five of the Corporation's banks, (Macomb Community Bank, Brighton Commerce Bank, Grand Haven Bank, Oakland Commerce Bank and Ann Arbor Commerce
Bank) have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $6 million and additional borrowing capacity approximated $6.8 million at March 31, 1999.

         At March 31, 1999, the Corporation had unused lines of credit from an unrelated financial institution aggregating $9.3 million.

         The Corporation's Board of Directors recently approved a second quarter cash dividend of $.09 per share (payable June 1, 1999 to shareholders of record as of May 1, 1999), following a cash dividend of $.09 per share paid March 1, 1999.

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

         Capital, as a percentage of total assets, approximated 4.7% at March 31, 1999, a slight decrease from the beginning of the year ratio of 4.8%. Total capital funds (the Corporation's stockholders' equity, plus minority interests in consolidated subsidiaries plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $101.9 million or 9.56% of total assets at March 31, 1999. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $125 million or more at the beginning of 1999) and consolidated regulatory capital position at March 31, 1999:



                                                                                                Sun
                                                         Ann Arbor          Capitol          Community
                                                          Commerce         National           Bancorp
                                                            Bank             Bank             Limited          Consolidated
                                                        -------------    --------------    ---------------    ---------------
    Total capital to total assets:
      Minimum required amount                              > $ 7,994        >  $ 5,109           >  $ 6,365      >  $ 42,645
      Actual amount                                        - $13,475        -  $ 9,555           -  $26,129      -  $ 50,387
        Ratio                                                   6.74%             7.48%               16.42%            4.73%

    Tier I capital to risk-weighted assets:
      Minimum required amount(1)                          >  $ 6,159        >  $ 3,903           >  $ 4,179      >  $ 32,023
      Actual amount                                       -  $13,496        -  $ 9,555           -  $35,319      -  $ 99,707
        Ratio                                                   8.77%             9.79%               33.81%           12.45%

    Combined Tier I and Tier II capital to risk-
     weighted assets:
      Minimum required amount(2)                          >  $12,317        >  $ 7,806           >  $ 8,357      >  $ 64,046
      Amount required to meet "Well-Capitalized"          -                 -                    -               -
       category(3)                                        >  $15,396        >  $ 9,758           >  $10,447      >  $ 80,057
      Actual amount                                       -  $15,424        -  $10,777           -  $36,224      -  $109,161
        Ratio                                                  10.02%            11.04%               34.68%           13.64%



(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.



             [The remainder of this page intentionally left blank]

         The Corporation's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with de novo bank expansion in selected markets as opportunities arise. Management continues to be actively engaged in the ongoing process of exploring opportunities for future growth which includes de novo bank formation and other growth strategies. Accordingly, the Corporation may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future de novo banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by the Corporation. Plans to form additional banks in the states of Arizona, Nevada and Indiana were announced earlier this year.


Year 2000

         Bank regulatory agencies, other regulatory bodies and the media have focused on business continuity issues associated with computer systems and the year 2000. Often described as the "Y2K" issue, financial institutions are collectively being closely monitored for their plans to eliminate potential computer processing problems on or after January 1, 2000. Regulatory agencies are concerned about financial institution readiness with their internal systems to accommodate the year 2000 transition. Specifically, financial institutions are required to adopt a comprehensive Y2K compliance plan which is reviewed by various bank regulatory agencies from time to time in terms of carrying out the aspects of the plan and its impact on financial institution readiness.

         The Corporation and its banks are subject to the requirements as outlined by the Federal Financial Institutions Examination Council (FFIEC). As such, the measures that have been taken follow those guidelines regarding the Awareness, Assessment, Renovation, Validation (testing) and Implementation phases as more fully defined and described in various interagency publications. Year 2000 issues and plan status updates are communicated under these same guidelines to the various boards of directors of the Corporation and its bank subsidiaries. Further, periodic year 2000 reviews are performed by various banking regulatory agencies and the Corporation's internal audit staff. Throughout 1998 and continuing in 1999, both mission-critical and non mission-critical programs and systems are being addressed in an attempt to avoid unnecessary business interruptions. The review is comprehensive and covers a variety of third party providers as well as internal systems. The vast majority of programs in use are "packaged" or "turn key" in nature, upon which the Corporation will primarily rely on its vendors for resolution of year 2000 issues. Following the guidelines as set forth by the FFIEC, changes, modifications or replacements to those programs are being made in conjunction with test results. Except for its reliance on certain software and hardware vendors for year 2000 solutions, the Corporation and its banks have minimal dependence on other vendors on which the century date change is expected to have a material impact.

         Certain key milestone dates for the Renovation and Implementation phases have been established by the FFIEC. The Awareness, Assessment and Validation phases have been completed. The Renovation and Implementation phases are on schedule as of March 31, 1999.

         The efforts of the Corporation and its banks on this issue are significant and ongoing.

         During the fourth quarter of 1998, certain of the Corporation's and the banks' systems and software were tested for year 2000 readiness. Other key planning and testing efforts will occur throughout calendar 1999, consistent with the FFIEC's guidance and other regulatory requirements.

         Contingency plans, intended to address alternative courses of action in the event that certain systems and software do not function properly with the date change, are in the process of development. Timing and development of those contingency plans are currently evolving in accordance with the FFIEC's guidance and other regulatory requirements. Those contingency plan are expanded in scope and also include infrastructure issues such as continuity of electricity provided by public power companies and telecommunications provided by a variety of entities.

         From a federal financial institution regulatory standpoint, most of the recent monitoring and examinations performed by federal financial institution regulatory agencies have been performed by the FDIC. Those FDIC examinations have been frequent and are expected to be ongoing throughout 1999. Examinations are performed on location at each bank insured by the FDIC, as required by Congressional mandate. The FDIC, based on the results of its examination procedures, determines a financial institution's 'rating' regarding its year 2000 readiness. Those ratings are 'satisfactory', 'needs improvement' or 'unsatisfactory'. Federal banking regulations prohibit disclosure of those ratings to the public and outside parties by an institution. The FFIEC does, however, maintain a website address which includes an updated list of financial institutions that have been subject to enforcement actions relating to regulatory concerns with the banks' current year 2000 readiness status. As of March 31, 1999, none of the Corporation's banks were listed as being subject to enforcement action for year 2000 readiness.

         The Corporation's and its banks' risk of year 2000 problems principally center around the ability of various systems and software to continue processing transactions and accurately accounting for activity in customers accounts after the century date change. Even with the extensive testing methodologies implemented by this Corporation, its banks and other financial institutions, until the century date change actually occurs and it is determined that such systems properly process data after that date, there can be no assurance that such systems will function properly, despite adequate and appropriate planning, testing and remediation efforts.

         Regulatory agencies require banks to update their customers on the banks compliance efforts. Letters and informational brochures are being sent to customers notifying them of the banks' efforts at addressing the year 2000 issue, while block messages are being included on customers' account statements. The Corporation and its banks are also following regulatory mandates that require an assessment of their customers' year 2000 readiness efforts. Each bank has distributed questionnaires requesting the status of certain customers' year 2000 readiness which the banks are reviewing and pursuing as deemed necessary.

         The Corporation estimates its costs to address the year 2000 issue approximated $250,000 in 1998. These costs principally relate to added personnel costs, external consultants and software upgrades in addition to the costs of testing and planning. Such costs are difficult to estimate. Management expects to incur a similar amount of such costs on this matter in 1999.

         The Corporation and its banks, in their ongoing effort to competently address evolving Y2K issues, will continue to devote both human and financial resources to this issue.

Impact of New Accounting Standards

         As discussed elsewhere herein, a new accounting standard requiring the write-off of previously capitalized start-up and preopening costs was implemented effective January 1, 1999. That standard requires that such costs be charged to expense, when incurred, in future periods.

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

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and reports on Form 8-K.

                          (a)  Exhibits:
                                             (27)   Financial Data Schedule.

                          (b) Reports on Form 8-K:
                                             No reports on Form 8-K were filed
                                             during the quarter ended
                                             March 31, 1999.

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



                              CAPITOL BANCORP LTD.
                              (Registrant)

                              \s\ Joseph D. Reid
                              -------------------------------------
                              Chairman, President and CEO
                              (duly authorized to sign on behalf
                              of the registrant)


                              \s\ Lee W. Hendrickson
                              -------------------------------------
                              Senior Vice President and
                              Chief Financial Officer




Date: May 14, 1999

                                  EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------

27                        Financial Data Schedule