Form 10-Q
period 1999-06-30
CAPITOL BANCORP LTD
filed 1999-08-06
CIK 840264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from      to
                                                       -----
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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common stock, No par value: 6,344,886 shares outstanding as of July 31, 1999.

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

Item 1.           Financial Statements:
                  Consolidated balance sheets - June 30, 1999 and December 31, 1998.
                  Consolidated statements of income - Three months and six months ended June 30, 1999 and 1998.
                  Consolidated statements of changes in stockholders' equity -
                           Six months ended June 30, 1999 and 1998.
                  Consolidated statements of cash flows - Six months ended June 30, 1999 and 1998.
                  Notes to consolidated financial statements.
Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.


PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings.
Item 2.           Changes in Securities.
Item 3.           Defaults Upon Senior Securities.
Item 4.           Submission of Matters to a Vote of Security Holders.
Item 5.           Other Information.
Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                    As of June 30, 1999 and December 31, 1998

                                                                                     June 30                 December 31
                                                                                       1999                      1998
                                                                                 -----------------         -----------------
                                                                                               (in thousands)
ASSETS

Cash and due from banks                                                          $    42,600                    $    45,263
Interest-bearing deposits with banks                                                   9,632                          1,732
Federal funds sold                                                                    80,370                        104,050
                                                                                 ------------                   ------------
                                      Total cash and cash equivalents                132,602                        151,045
Loans held for resale                                                                 19,777                         36,789
Investment securities:
  Available for sale, carried at market value                                         67,994                         83,597
  Held for long-term investment, carried at
    amortized cost which approximates market value                                     3,718                          2,867
                                                                                 ------------                   ------------
                                      Total investment securities                     71,712                         86,464
Portfolio loans:
  Commercial                                                                         713,658                        590,351
  Real estate mortgage                                                                83,341                         80,808
  Installment                                                                         66,580                         53,121
                                                                                 ------------                   ------------
                                      Total portfolio loans                          863,579                        724,280
  Less allowance for loan losses                                                     (10,417)                        (8,817)
                                                                                 ------------                   ------------
                                      Net portfolio loans                            853,162                        715,463
Premises and equipment, net                                                           12,659                         11,646
Accrued interest income                                                                5,782                          5,100
Excess of cost over net assets of acquired subsidiaries, net                           2,051                          2,626
Other assets                                                                          16,420                         15,311
                                                                                 ------------                   ------------

            TOTAL ASSETS                                                         $ 1,114,165                    $ 1,024,444
                                                                                 ============                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                            $   139,258                    $   120,986
  Interest-bearing                                                                   830,551                        769,904
                                                                                 ------------                   ------------
                                      Total deposits                                 969,809                        890,890
Debt obligations -- Note F                                                            25,200                         23,600
Accrued interest on deposits and other liabilities                                     8,865                          8,831
                                                                                 ------------                   ------------
                                      Total liabilities                            1,003,874                        923,321

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                                        24,273                         24,255

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                       35,875                         27,576

STOCKHOLDERS' EQUITY
Common stock, no par value:
 25,000,000 shares authorized;
 6,344,886 shares issued and outstanding                                              51,868                         51,868
Retained earnings                                                                       (516)                        (2,019)
Market value adjustment (net of tax effect) for
  investment securities available for sale (accumulated
  other comprehensive income)                                                           (484)                           168
                                                                                 ------------                   ------------
                                                                                      50,868                         50,017
Less unallocated ESOP shares                                                            (725)                          (725)
                                                                                 ------------                   ------------
                                      Total stockholders' equity                      50,143                         49,292
                                                                                 ------------                   ------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,114,165                    $ 1,024,444
                                                                                 ============                   ============

                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                      (in thousands, except per share data)

                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30                            June 30
                                                              -----------------------------------   --------------------------------
                                                                 1999                 1998              1999                1998
                                                              --------------      ---------------   ---------------   --------------
Interest income:
  Portfolio loans (including fees)                            $      19,312       $       14,226    $       36,915    $      26,968
  Loans held for resale                                                 471                  429               942              635
  Taxable investment securities                                       1,006                  963             1,971            1,883
  Federal funds sold                                                    982                1,080             2,349            2,184
  Interest-bearing deposits with banks and other                        147                   58               232              102
                                                              --------------      ---------------   ---------------   --------------
           Total interest income                                     21,918               16,756            42,409           31,772
Interest expense:
  Demand deposits                                                     2,613                1,657             4,981            2,990
  Savings deposits                                                      365                  360               722              732
  Time deposits                                                       6,982                6,106            14,031           11,678
  Debt obligations and other                                            890                  644             1,717            1,237
                                                              --------------      ---------------   ---------------   --------------
           Total interest expense                                    10,850                8,767            21,451           16,637
                                                              --------------      ---------------   ---------------   --------------
           Net interest income                                       11,068                7,989            20,958           15,135
Provision for loan losses                                               901                  833             1,710            1,658
                                                              --------------      ---------------   ---------------   --------------
     Net interest income after provision for loan losses             10,167                7,156            19,248           13,477
Noninterest income:
  Service charges on deposit accounts                                   403                  290               726              545
  Trust fee income                                                      195                  111               312              203
  Fees from origination of non-portfolio residential
    mortgage loans                                                      369                  318               704              570
  Realized gains (loss) on sale of investment
    securities available for sale                                        (4)                   2                17                2
  Other                                                                 159                  176               404              270
                                                              --------------      ---------------   ---------------   --------------
           Total noninterest income                                   1,122                  897             2,163            1,590
Noninterest expense:
  Salaries and employee benefits                                      4,853                3,037             9,476            5,893
  Occupancy                                                             819                  493             1,602            1,026
  Equipment rent, depreciation and maintenance                        1,026                  690             1,884            1,335
  Deposit insurance premiums                                             47                   27                76               57
  Other                                                               2,470                1,662             4,447            3,651
                                                              --------------      ---------------   ---------------   --------------
           Total noninterest expense                                  9,215                5,909            17,485           11,962
                                                              --------------      ---------------   ---------------   --------------
Income before federal income taxes, minority interest and
  cumulative effect of change in accounting principle                 2,074                2,144             3,926            3,105
Federal income taxes                                                    930                  795             1,695            1,193
                                                              --------------      ---------------   ---------------   --------------
   Income before minority interest and cumulative
    effect of change in accounting principle                          1,144                1,349             2,231            1,912
Credit resulting from minority interest in net losses
  of consolidated subsidiaries                                          359                   35               611              105
                                                              --------------      ---------------   ---------------   --------------
   NET INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                    1,503                1,384             2,842            2,017
Change in accounting principle -- Note B                                                                      (197)
                                                              --------------      ---------------   ---------------   --------------

      NET INCOME                                              $       1,503       $        1,384    $        2,645    $       2,017
                                                              ==============      ===============   ===============   ==============

      NET INCOME PER SHARE -- Note C

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 1999 and 1998
                                 (in thousands)


                                                                                              Accumulated
                                                                                                Other         Unallocated
                                                                      Common      Retained    Comprehensive     ESOP
                                                                      Stock       Earnings      Income          Shares      Total
                                                                     --------   -----------   ------------    -----------   ------
Six Months Ended June 30, 1998
-------------------------------------------------------
Balances at January 1, 1998                                          $ 50,312   $ (4,553)     $    143       $   (870)     $ 45,032

Cash dividends paid                                                               (1,043)                                    (1,043)

Net proceeds from issuance of common stock                                 81                                                    81

Issuance of 33,205 shares of common stock
   in exchange for minority interest in
   majority-owned subsidiary                                              745                                                   745

Components of comprehensive income:
   Net income for the period                                                       2,017                                      2,017
   Market value adjustment for investment
      securities available for sale (net of tax effect)                                            (57)                         (57)
                                                                                                                           --------
      Comprehensive income for the period                                                                                     1,960
                                                                     --------   --------      --------       --------      --------

    BALANCES AT JUNE 30, 1998                                        $ 51,138   $ (3,579)     $     86       $   (870)     $ 46,775
                                                                     ========   ========      ========       ========      ========

Six Months Ended June 30, 1999
-------------------------------------------------------
Balances at January 1, 1999                                          $ 51,868   $ (2,019)     $    168       $   (725)     $ 49,292

Cash dividends paid                                                               (1,142)                                    (1,142)

Components of comprehensive income:
   Net income for the period                                                       2,645                                      2,645
   Market value adjustment for investment
      securities available for sale (net of tax effect)                                           (652)                        (652)
                                                                                                                           --------
      Comprehensive income for the period                                                                                     1,993
                                                                     --------   --------      --------       --------      --------

    BALANCES AT JUNE 30, 1999                                        $ 51,868   $   (516)     $   (484)      $   (725)     $ 50,143
                                                                     ========   ========      ========       ========      ========

                              CAPITOL BANCORP LTD.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1999 and 1998

                                                                                   1999                    1998
                                                                                ------------             ----------
                                                                                            (in thousands)
OPERATING ACTIVITIES
  Net income                                                                    $   2,645                $   2,017
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                     1,710                    1,658
      Depreciation of premises and equipment                                        1,362                      828
      Amortization of goodwill and other intangibles                                  575                      216
      Net accretion of investment security discounts                                 (127)                     (55)
      Loss (gain) on sale of premises and equipment                                    (2)                       4
      Minority interest in net losses of consolidated subsidiaries                   (611)                    (105)
      Cumulative effect of change in accounting principle                             197
  Originations and purchases of loans held for resale                            (197,678)                (141,570)
  Proceeds from sales of loans held for resale                                    214,690                  137,741
  Increase in accrued interest income  and other assets                            (1,634)                  (2,958)
  Increase in accrued interest and other liabilities                                   34                      319
                                                                                ---------                ---------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   21,161                   (1,905)



INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available for sale                                                             2,500                      500
  Proceeds from maturities of investment securities
     available for sale                                                            59,617                   22,342
  Purchases of investment securities available for sale                           (48,226)                 (25,133)
  Net increase in portfolio loans                                                (139,408)                (104,382)
  Proceeds from sales of premises and equipment                                        38                       86
  Purchases of premises and equipment                                              (2,411)                  (1,417)
                                                                                ---------                ---------

                NET CASH USED BY INVESTING ACTIVITIES                            (127,890)                (108,004)



FINANCING ACTIVITIES
  Net proceeds from debt obligations                                                1,600                    3,000
  Resources provided by minority interests                                          8,910                    7,479
  Net proceeds from issuance of common stock                                                                    81
  Cash dividends paid                                                              (1,142)                  (1,043)
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                               61,598                   56,336
  Net increase in certificates of deposit                                          17,320                   87,783
                                                                                ---------                ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                          88,286                  153,636
                                                                                ---------                ---------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (18,443)                  43,727

Cash and cash equivalents at beginning of period                                  151,045                   92,770
                                                                                ---------                ---------


                CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 132,602                $ 136,497
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

         The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim periods.

         The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         The consolidated balance sheet as of December 31, 1998 was derived from audited consolidated financial statements as of that date. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


Note B - Implementation of New Accounting Standards

         AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, requires start-up, preopening and organizational costs to be charged to expense when incurred. The initial application of this statement, which became effective January 1, 1999, also requires the write-off of any such costs previously capitalized. Implementation of this new statement is shown as a cumulative effect adjustment in the first quarter of 1999.


              [The remainder of this page intentionally left blank]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        CAPITOL BANCORP LTD. - CONTINUED


Note C - Net Income Per Share

         The computations of basic and diluted earnings per share were as follows:


                                                                Three Months Ended June 30          Six Months Ended June 30
                                                               -------------------------------  -----------------------------
                                                                   1999              1998           1999           1998
                                                               --------------   --------------  -----------    --------------
Numerator--net income for the period                           $   1,502,912   $   1,384,042   $   2,645,057   $   2,017,245
                                                               =============   =============   =============   =============
Denominator:
  Weighted average number of common shares outstanding
   (denominator for basic earnings per share)                      6,344,886       6,267,211       6,344,886       6,253,999

Effect of dilutive securities--stock options                         151,699         218,787         117,535         220,678
                                                               -------------   -------------   -------------   -------------

Denominator for dilutive net income per share--
  Weighted average number of common shares and potential
   dilution                                                        6,496,585       6,485,998       6,462,421       6,474,677
                                                               =============   =============   =============   =============

Net income per share:
  Before cumulative effect of change in
   accounting principle:
     Basic                                                     $        0.24   $        0.22   $        0.45   $        0.32
                                                               =============   =============   =============   =============
     Diluted                                                   $        0.23   $        0.21   $        0.44   $        0.31
                                                               =============   =============   =============   =============

  After cumulative effect of change in accounting principle:
     Basic                                                     $        0.24   $        0.22   $        0.42   $        0.32
                                                               =============   =============   =============   =============
     Diluted                                                   $        0.23   $        0.21   $        0.41   $        0.31
                                                               =============   =============   =============   =============

Note D - New Bank and Pending Bank Applications

         East Valley Community Bank, located in Chandler, Arizona, opened on June 30, 1999. It is majority owned by Sun Community Bancorp Limited (Sun), Capitol's 51% owned subsidiary.

         As of June 30, 1999, applications were pending for two new banks, one in Nevada and one in Indiana. These entities are anticipated to open in the third calendar quarter of 1999.


Note E - Prospective Impact of New Accounting Standards Not Yet Adopted

         FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective in 2001 and, because Capitol and its banks have not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        CAPITOL BANCORP LTD. - CONTINUED


Note E - Prospective Impact of New Accounting Standards Not Yet
Adopted - Continued

         A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's financial statements.


Note F - Subsequent Event

         In early July 1999, Sun completed an initial public offering of 1,650,000 shares of its common stock at $16.00 per share. In that offering, Capitol purchased 850,000 shares, at the same share price as the public, aggregating $13.6 million, maintaining its 51% ownership of Sun. Capitol's purchase of those Sun shares was funded by an increase in its credit facilities with an unaffiliated bank negotiated in June 1999.

                                 PART I, ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition

         Total assets approximated $1.11 billion at June 30, 1999, an increase of $90 million from the December 31, 1998 level of $1.02 billion. The consolidated balance sheets include Capitol and its majority-owned subsidiaries. On June 30, 1999, one newly formed bank, East Valley Community Bank in Chandler, Arizona, was added to the consolidated group.

         Portfolio loans increased during the six-month period by approximately $139 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $123 million, consistent with the banks' emphasis on commercial lending activities.

         The allowance for loan losses at June 30, 1999 approximated $10.4 million or 1.21% of total portfolio loans, a slight decrease from the year-end 1998 ratio of 1.22%.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date. Management's determination of the adequacy of the allowance is based on evaluation of the portfolio (including volume, amount and composition, potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, loan commitments outstanding and other factors.


              [The remainder of this page intentionally left blank]

         The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the six month periods (in thousands):


                                                                               1999                   1998
                                                                           -------------          --------------
Allowance for loan losses at January 1                                          $  8,817               $  6,229

Loans charged-off:
         Commercial                                                                  213                    554
         Real estate mortgage                                                                                 9
         Installment                                                                  40                     52
                                                                           -------------          -------------
                                      Total charge-offs                              253                    615
Recoveries:
         Commercial                                                                  137                     96
         Real estate mortgage                                                          3                      1
         Installment                                                                   3                      4
                                                                           -------------          -------------
                                      Total recoveries                               143                    101
                                                                           -------------          -------------
                                      Net charge-offs                                110                    514
Additions to allowance charged to expense                                          1,710                  1,658
                                                                           -------------          -------------

         Allowance for loan losses at June 30                                  $  10,417               $  7,373
                                                                           =============          =============

Average total portfolio loans for period ended June 30                         $ 786,594              $ 551,373
                                                                           =============          =============

Ratio of net charge-offs to average portfolio loans outstanding                    0.01%                  0.09%
                                                                           =============          =============

         For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table (in thousands), which includes all loans for which management has concerns based on Capitol's loan rating system, should not be interpreted as an indication of future charge-offs. In addition, amounts allocated are not intended to reflect the amount that may be available for future losses.

                                               June 30, 1999                          December 31, 1998
                                      --------------------------------         --------------------------------
                                                          %                                       %
                                                        Total                                   Total
                                                      Portfolio                               Portfolio
                                                        Loans                                   Loans
                                                     -------------                           -------------
Commercial                                $  5,403        0.63%                   $  4,501       0.62%
Real estate mortgage                           128        0.01                         127       0.02
Installment                                    303        0.04                         262       0.04
Unallocated                                  4,583        0.53                       3,927       0.54
                                          --------     -------                    --------    -------
Total allowance for loan losses           $ 10,417        1.21%                   $  8,817       1.22%
                                          ========     =======                    ========    =======

  Total portfolio
    Loans outstanding                     $863,579                                $724,280
                                          ========                                ========

         In addition to the allowance for loan losses, some loans to Michigan borrowers are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At June 30, 1999, total loans under this program approximated $28.1 million. Reserves related to these loans, which are represented by earmarked funds on deposit at participating bank subsidiaries, approximated $2.1 million and are not included in the recorded allowance for loan losses.

         Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1998 and through June 30, 1999. Impaired loans include amounts owed to one of the Corporation's banks relating to a customer's checks drawn on uncollected funds which arose in early February 1998. The total of the customer's overdrafts at the bank subsidiary approximated $1.5 million. Management subsequently became aware that larger overdrafts occurred at other, unaffiliated, financial institutions (one of which subsequently filed suit against the bank subsidiary and remains pending). Based on management's analysis of the customer's loan collateral and amounts owing the bank by that customer, an estimated loss accrual and write-off of $600,000 was recorded at March 31, 1998 relating to the advances arising from uncollected funds. In addition, the bank increased its interim provision for loan losses at March 31, 1998 by $300,000 relating to that customer.

         Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                                          June 30               Dec 31
                                                                            1999                 1998
                                                                        -------------        -------------
         Nonaccrual loans:
                           Commercial                                       $  5,953             $  2,608
                           Real estate                                                                199
                           Installment                                           101                  185
                                                                        ------------         ------------
         Total nonaccrual loans                                                6,054                2,992

         Past due (>90 days) loans:
                           Commercial                                          1,400                3,963
                           Real estate                                           180                  183
                           Installment                                           205                  104
                                                                        ------------         ------------
         Total past due loans                                                  1,785                4,250
                                                                        ------------         ------------

         Total nonperforming loans                                          $  7,839             $  7,242
                                                                        ============         ============

         Nonperforming loans increased approximately $597,000 during the six-month period ended June 30, 1999. During this period, however, nonaccrual loans increased $3.1 million and past due loans on accrual status decreased $2.5 million as certain nonperforming loans were transferred to nonaccrual status during the first quarter of 1999. Most of that change (about $2 million) relates to one customer relationship of which $1.6 million is guaranteed by a governmental agency. Most of the other nonaccrual loans are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately recorded in its determination of the adequacy of the allowance for loan losses.

         If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms, additional interest income of $361,000 and $194,000 would have been recorded for the six months ended June 30, 1999 and 1998, respectively. Interest income recognized on loans in nonaccrual status for these periods approximated $22,000 and $23,000, respectively.

         Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $413,000 at June 30, 1999 and $541,000 at December 31, 1998.

         The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and allowance ratios (dollars in thousands):


                                     Total              Allowance for         Nonperforming        Allowance as a Percentage
                                Portfolio Loans          Loan Losses              Loans             of Total Portfolio Loans
                              --------------------    ------------------    ------------------    --------------------------
                              June 30     Dec 31      June 30    Dec 31     June 30    Dec 31     June 30            Dec 31
                               1999        1998        1999       1998       1999       1998       1999               1998
                              --------   ---------    -------    -------    -------    -------    -------            -------
Ann Arbor Commerce Bank     $ 168,122   $ 154,060    $ 2,270    $ 2,080     $  732    $   662     1.35%              1.35%

Brighton Commerce Bank(1)      42,712      34,024        428        341        ---        ---     1.00               1.00
Capitol National Bank         106,239     104,333      1,438      1,406        973        880     1.35               1.35
Detroit Commerce Bank(1)       13,258         506        133          6        ---        ---     1.00               1.19

Grand Haven Bank               60,371      57,057        754        682        355         62     1.25               1.20
Kent Commerce Bank(1)          31,441      22,930        315        250        ---        ---     1.00               1.09
Macomb Community Bank(1)       50,593      40,426        507        405        ---        ---     1.00               1.00

Muskegon Commerce Bank(1)      31,832      24,491        319        245        258          1     1.00               1.00
Oakland Commerce Bank          70,869      63,261        822        724      1,788      2,032     1.16               1.14
Paragon Bank & Trust           68,449      63,417        868        732      2,967      2,936     1.27               1.15

Portage Commerce Bank          97,329      90,589      1,232      1,150        741        669     1.27               1.27

Sun Community Bancorp
Limited:
   Bank of Tucson(1)           45,653      37,899        480        392        ---        ---     1.05               1.03

   Camelback Community
   Bank(1)                     13,777       3,246        138         33        ---        ---     1.00               1.02
   Mesa Bank (1)               11,550       1,386        116         14        ---        ---     1.00               1.01

   Southern Arizona
   Community Bank(1)            9,410       2,925         95         30        ---        ---     1.01               1.03
   Sunrise Bank of
   Arizona(1)                   9,402       1,745         95         18        ---        ---     1.01               1.03
   Valley First
   Community Bank(1)           29,368      20,879        307        209         25        ---     1.05               1.00
Other, net                      3,204       1,106        100        100        ---        ---      ---                ---
                            ---------   ---------    -------    -------     ------    -------    -----              -----

Consolidated                $ 863,579   $ 724,280    $10,417    $ 8,817     $7,839    $ 7,242     1.21%              1.22%
                            =========   =========    =======    =======     ======    =======    =====              =====

n/a    Not applicable
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

         Noninterest-bearing deposits approximated 14.4% of total deposits at June 30, 1999, a slight increase from the December 31, 1998 level of 13.6%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

              [The remainder of this page intentionally left blank]

Results of Operations

         Net income from operations (before cumulative effect of an accounting change) for the six months ended June 30, 1999 amounted to $2.84 million ($.45 per basic share), an increase from the $2.02 million ($.32 per basic share) earned during the corresponding period of 1998.

         Operating results and total assets (in thousands) were as follows:

                                                                                Six months ended June 30
                                                               ------------------------------------------------------------
                                                                                          Return on           Return on
                                           Total Assets            Net Income          Beginning Equity     Average Assets
                                       --------------------    ------------------     -----------------    ----------------
                                       June 30     Dec 31
                                        1999        1998        1999       1998       1999      1998       1999       1998
                                       --------    --------    --------   -------    -------    ------     ------    -------
Ann Arbor Commerce Bank            $  197,846   $  196,446    $ 1,258   $ 1,023       19.50%     20.97%     1.30%     1.42%

Brighton Commerce Bank                 50,006       42,871        208      (127)      11.20        n/a       .87       n/a

Capitol National Bank                 125,891      136,776      1,028       977       21.06      21.97      1.62      1.66

Detroit Commerce Bank (1)              23,103       18,620       (241)      n/a         n/a        n/a       n/a       n/a

Grand Haven Bank                       71,781       66,872        468       264       19.82      14.11      1.36      1.03

Kent Commerce Bank (1)                 35,880       31,587        (62)     (249)        n/a        n/a       n/a       n/a

Macomb Community Bank                  82,919       76,044        292        80        9.14       4.55       .74       .33

Muskegon Commerce Bank                 37,300       28,552         10      (126)        .80        n/a       .06       n/a

Oakland Commerce Bank                  98,720      108,747        442       348       13.36      11.98       .87       .77

Paragon Bank & Trust                   82,929       86,692        222       381        6.95      14.04       .53       .98

Portage Commerce Bank                 111,131      110,867        865       603       22.23      19.82      1.59      1.22

Sun Community Bancorp Limited:
  Bank of Tucson                       76,731       63,860        558       371       18.44      13.71      1.55      1.35

  Camelback Community Bank (1)         26,414       10,017       (298)      (45)        n/a        n/a       n/a       n/a

  East Valley Community Bank (2)        4,406          n/a          2       n/a         n/a        n/a       n/a       n/a
  Mesa Bank (1)                        17,669        6,192       (150)      n/a         n/a        n/a       n/a       n/a

  Southern Arizona Community
  Bank (1)                             19,373       12,395       (274)      n/a         n/a        n/a       n/a       n/a
  Sunrise Bank of Arizona (1)          15,033        5,411       (240)      n/a         n/a        n/a       n/a       n/a

  Valley First Community Bank          36,984       36,588         96       (90)       4.81        n/a       .50       n/a

  Nevada Community Bancorp Limited     10,000          n/a         --       n/a         n/a        n/a       n/a       n/a

Indiana Community Bancorp Limited       5,027          n/a         --       n/a         n/a        n/a       n/a       n/a

Other, net                            (14,978)     (14,093)    (1,539)   (1,393)        n/a        n/a       n/a       n/a
                                   ----------   ----------    -------   -------     -------     ------    ------    ------

Consolidated                       $1,114,165   $1,024,444    $ 2,645   $ 2,017       10.73%      8.96%      .50%      .52%
                                   ==========   ==========    =======   =======     =======     ======    ======    ======

n/a    Not applicable

(1) Kent Commerce Bank, Camelback Community Bank, Southern Arizona Community Bank, Mesa Bank, Detroit Commerce Bank and Sunrise Bank of Arizona commenced operations in January, May, August, October and December 1998, respectively.
(2)    East Valley Community Bank commenced operations on June 30, 1999.

         Net interest income increased 38.5% during the six-month period versus the corresponding period of 1998 primarily due to growth in total assets and the number of banks within the consolidated group.

         Noninterest income increased to $2.16 million for the 1999 six-month period, as compared with $1.59 million in 1998. Service charge revenue and trust fee income both increased in the 1999 period by 33% and 54%.

         Provisions for loan losses were $1.71 million for the six months ended June 30, 1999 compared to $1.66 million during the corresponding 1998 period. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

         Noninterest expense for the six months ended June 30, 1999 was $17.48 million compared with $11.96 million in 1998. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group.

Liquidity and Capital Resources

         The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $78.92 million for the six month 1999 period, compared to $144.12 million in 1998. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $16.73 million as of June 30, 1999, or about 2% of total deposits.

         Interim 1999 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

         Cash and cash equivalents amounted to $132.6 million or 12% of total assets at June 30, 1999 as compared with $151.05 million or 14.7% of total assets at December 31, 1998. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at June 30, 1999 is adequate to fund loan demand and meet depositor needs.

         In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Capitol's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. During the first six months of 1999, four available-for-sale securities aggregating $2.50 million were sold to meet liquidity needs at two banks. At June 30, 1999 and December 31, 1998, the Corporation had approximately $67.99 million and $83.6 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

         Six of the banks, (Macomb Community Bank, Brighton Commerce Bank, Grand Haven Bank, Oakland Commerce Bank, Capitol National Bank and Ann Arbor Commerce
Bank) have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $8.50 million and additional borrowing capacity approximated $12.04 million at June 30, 1999.

         At June 30, 1999, the Corporation had unused lines of credit from an unrelated financial institution aggregating $18.3 million, including an increase in credit facilities negotiated in June. Borrowings increased in early July 1999 as a result of Capitol's investment in Sun's initial public offering. In late July 1999, Capitol filed a registration statement regarding a secondary common stock offering, the proceeds from which would be used to repay indebtedness, if completed.

         In early July 1999, Sun Community Bancorp completed an initial public offering of 1,650,000 shares of its common stock at $16.00 per share. Of the offering, Capitol purchased 850,000 shares, at the same share price as the public, aggregating $13.6 million, maintaining its 51% ownership of Sun.

         Capitol's Board of Directors recently approved a third quarter cash dividend of $.09 per share (payable September 1, 1999 to shareholders of record as of August 1, 1999), following cash dividends of $.09 per share paid March 1 and June 1, 1999.

         Capitol and its banks are subject to complex regulatory capital requirements which require maintaining certain minimum capital ratios. These ratio measurements, in addition to certain other requirements, are used by regulatory agencies to determine the level of regulatory intervention and enforcement applied to financial institutions. Capitol and each of its banks are in compliance with the regulatory requirements and management expects to maintain such compliance.

         Capital, as a percentage of total assets, approximated 4.5% at June 30, 1999, a slight decrease from the beginning of the year ratio of 4.8%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries and guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $110.3 million or 9.9% of total assets at June 30, 1999. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $125 million or more at the beginning of 1999) and consolidated regulatory capital position at June 30, 1999:





                                                                                                Sun
                                                         Ann Arbor          Capitol          Community
                                                          Commerce         National           Bancorp
                                                            Bank             Bank             Limited          Consolidated
                                                        -------------    --------------    ---------------    ---------------
    Total capital to total assets:
      Minimum required amount                           >  $   7,914     >  $    5,036     >  $     7,926     >  $   44,567
                                                        -                -                 -                  -
      Actual amount                                        $  13,944        $    9,641        $   $25,835        $   50,143
        Ratio                                                   7.05%             7.66%             13.04%             4.50%

    Tier I capital to risk-weighted assets:
      Minimum required amount(1)                        >  $   6,365     >  $    3,969     >  $     6,606     >  $   39,528
                                                        -                -                 -                  -
      Actual amount                                        $  14,024        $    9,677        $    40,618        $  108,643
        Ratio                                                   8.81%             9.75%             24.60%            10.99%

    Combined Tier I and Tier II capital to
     risk-weighted assets:
      Minimum required amount(2)                        >  $  12,730     >  $    7,938     >  $    13,212     >  $   79,056
                                                        -                -                 -                  -
      Amount required to meet "Well-Capitalized"
       category(3)                                      >  $  15,912     >  $    9,923     >  $    16,514     >  $   98,820
                                                        -                -                 -                  -
      Actual amount                                        $  16,016        $   10,920        $    41,849        $  119,030
        Ratio                                                  10.07%            11.01%             25.34%            12.05%



(1) The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

         Capitol's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol. Plans to form additional banks in the states of Arizona, Nevada and Indiana were announced earlier this year. At June 30, 1999, applications were pending for two new banks, one in Nevada and one in Indiana.

Year 2000

         The year 2000 issue confronting Capitol and its suppliers, customers, and competitors, centers on the inability of computer systems and embedded technology to properly recognize dates near the end of and beyond the year 1999.

         Capitol has been actively implementing a comprehensive plan throughout 1998 and 1999, as required by bank regulatory guidelines, to address potential impacts of the year 2000 issue on Capitol's information technology (IT) and non-IT systems. Capitol's year 2000 plans are subject to modification and are revised periodically as additional information is developed.

READINESS. Capitol has completed the inventory, assessment, remediation and planning phases for its mission-critical IT and non-IT systems, which are those systems that pose risks to Capitol's ability to process data for its loans, deposits, general ledger, revenues and operating results. Of the 17 mission-critical systems, all have tested as being year 2000 compliant.

         Capitol recognizes that its ability to be year 2000 compliant is somewhat dependent upon the year 2000 efforts of its vendors. Capitol and its banks sent questionnaires to its significant vendors in 1998. Follow-up letters requesting additional information of the vendors' year 2000 readiness were sent when necessary. All mission-critical vendors have responded to the questionnaires or have otherwise represented that they are year 2000 compliant. Capitol also routinely monitors its nonmission-critical vendors to determine their level of year 2000 readiness.

         Capitol and its banks have been required by bank regulatory agencies to update their customers on the banks' year 2000 compliance efforts. Letters and informational brochures have been, and will continue to be, sent to customers heightening their awareness of the year 2000 issue and notifying them of the banks' efforts in addressing year 2000 issues. Compliance efforts are also communicated to customers on their account statements and through brochures available in bank lobbies.

         Capitol and its banks are also following regulatory requirements that require an assessment of loan customers' year 2000 readiness. Letters and questionnaires have been utilized to assess material loan customers' readiness based on the size of their loan type. The number of existing customers that have not responded to the letters and questionnaires is minimal. Follow-up letters or phone calls are being made when necessary to obtain additional information from these customers. Of those who have responded, all material customers represented that they are year 2000 compliant or are working toward compliance. The number of customers still working towards year 2000 compliance is minimal and, in Capitol's opinion, their inability to become compliant will not have a material adverse effect on Capitol's business or operating results. Capitol and its banks also monitor customers applying for new loans that exceed a certain dollar amount by requiring a written representation that the customer is year 2000 compliant.

WORST CASE SCENARIO AND CONTINGENCY PLANS. Capitol and its banks have determined the most reasonably likely worst case scenario is the possibility of the lack of power or communication services for a period of time in excess of one day. If this scenario were to occur, Capitol and its banks' operations could be interrupted. Capitol and its banks have developed plans and procedures to address this scenario, ranging from producing complete printed reports from the core banking systems prior to January 1, 2000, to ensure that a hard copy of the data is available in the event of a failure, to preparations for failures of voice and data communications through the use of manual posting and courier services, use of generators, alternative customer service locations and/or reduced lobby hours.

         Contingency planning, including the type discussed above, is an integral part of Capitol's year 2000 readiness plan. Capitol's contingency plans address alternative courses of action in the event that mission-critical systems do not function properly with the date change. Development of the contingency plans was recently completed. The year 2000 contingency plans will be tested during the third and fourth quarters of 1999 to validate the effectiveness of contingent procedures and refined as additional information becomes available.

COSTS. The costs associated with Capitol's year 2000 compliance in 1999 are estimated at approximately $250,000, of which approximately $175,000 has been incurred through June 30, 1999. A similar amount was incurred in 1998. These costs principally relate to the added personnel costs, the employment of external consultants, and the purchase of software upgrades.

         These estimated costs are part of Capitol's information technology budget. Capitol's information technology staff and senior management have devoted significant time and resources to year 2000 activities. While this has resulted in allocating resources that would have otherwise been devoted to other information technology projects, no projects have been delayed or postponed that would have a material adverse impact on Capitol or its banks' operations.

REGULATORY OVERSIGHT. Bank regulators have issued numerous statements and guidance on year 2000 compliance issues and the responsibilities of senior management and directors of banks and bank holding companies. In addition, the bank regulators have issued safety and soundness guidelines to be followed by insured depository institutions, including Capitol and its banks, to ensure resolution of any year 2000 problems. Periodic year 2000 reviews are performed by various bank regulatory agencies. Most of the recent examinations have been performed by the FDIC and it is expected that the FDIC will continue its frequent examinations throughout 1999. The banking regulatory agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations. Consequently, Capitol's or its banks' failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the banks' supervisory ratings, the denial of applications for expansion, or the imposition of civil money penalties.

         The Federal Financial Institutions Examination Council maintains an Internet site that lists financial institutions which have been subject to enforcement actions relating to year 2000 readiness. As of July 31, 1999, none of Capitol's banks are subject to enforcement actions for year 2000 readiness.

Impact of New Accounting Standards

         As discussed elsewhere herein, a new accounting standard requiring the write-off of previously capitalized start-up and preopening costs was implemented effective January 1, 1999. That standard requires that such costs be charged to expense, when incurred, in future periods.

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective in 2001 and, because Capitol and its banks have not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

         A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's financial statements.

         PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings.

                  Capitol and its subsidiaries are parties to certain ordinary, routine litigation incidental to their business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Capitol's consolidated financial position or results of operations.

Item 2.           Changes in Securities.

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  a. The following matters were submitted to a vote of the holders of common stock at the registrant's annual meeting of shareholders held May 4, 1999.

                  b. Election of directors. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected.

                  c. A proposal to amend the registrant's articles of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 25,000,000 shares. The proposal was approved by the following vote of the holders of Capitol's common stock (each share represents one vote):

                                   For                       5,287,422
                                   Against                     414,235
                                   Abstentions                   9,747

                  d.  Not applicable.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and reports on Form 8-K.

                          (a)  Exhibits:
                                             (27)   Financial Data Schedule.

                          (b)  Reports on Form 8-K:
                                             No reports on Form 8-K were filed
                                             during the quarter ended June 30,
                                             1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CAPITOL BANCORP LTD.
                                       (Registrant)

                                       \s\ Joseph D. Reid
                                       ----------------------------------
                                       Joseph D. Reid
                                       Chairman, President and CEO
                                       (duly authorized to sign on behalf
                                       of the registrant)


                                       \s\ Lee W. Hendrickson
                                       ----------------------------------
                                       Lee W. Hendrickson
                                       Executive Vice President and
                                       Chief Financial Officer




Date: August 6, 1999
--------------------

                                  EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------


27                        Financial Data Schedule