Form 10-Q
period 1999-09-30
CAPITOL BANCORP LTD
filed 1999-11-15
CIK 840264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                       ACT
                For the transition period from            to
                                              ------------   -----------------

                        Commission file number 33-24728C

                              CAPITOL BANCORP LTD.
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                     38-2761672
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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, No par value: 6,769,521 shares outstanding as of October 31, 1999.

                                      INDEX

PART I.   FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this document, including the Corporation's interim consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of the Corporation and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "believe", and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of the Corporation's efforts to implement its business strategy, (ii) changes in interest rates,
(iii) legislation or regulatory requirements adversely impacting the Corporation's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of the Corporation's banks and the Corporation's ability to respond to such actions, (ix) the cost of the Corporation's capital, which may depend in part on the Corporation's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) "Year 2000" computer, imbedded chip and data processing issues, and (xii) other risks detailed in the Corporation's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to the Corporation or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. The Corporation undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

Item 1.   Financial Statements:
          Consolidated balance sheets - September 30, 1999 and December 31,1998. Consolidated statements of income - Three months and nine months ended
               September 30, 1999 and 1998.
          Consolidated statements of changes in stockholders' equity -
               Nine months ended September 30, 1999 and 1998.
          Consolidated statements of cash flows - Nine months ended
               September 30, 1999 and 1998.
          Notes to consolidated financial statements.
Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings.
Item 2.   Changes in Securities.
Item 3.   Defaults Upon Senior Securities.
Item 4.   Submission of Matters to a Vote of Security Holders.
Item 5.   Other Information.
Item 6.   Exhibits and Reports on Form 8-K.
SIGNATURES

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                 As of September 30, 1999 and December 31, 1998

                                                                                     September 30   December 31
                                                                                        1999           1998
                                                                                     -----------    -----------
                                                                                           (in thousands)
ASSETS
------

Cash and due from banks                                                              $    52,651    $    45,263
Interest-bearing deposits with banks                                                       1,834          1,732
Federal funds sold                                                                        74,840        104,050
                                                                                     -----------    -----------
                                                   Total cash and cash equivalents       129,325        151,045
Loans held for resale                                                                      6,329         36,789
Investment securities:
  Available for sale, carried at market value                                             97,667         83,597
  Held for long-term investment, carried at
    amortized cost which approximates market value                                         4,377          2,867
                                                                                     -----------    -----------
                                                   Total investment securities           102,044         86,464
Portfolio loans:
  Commercial                                                                             789,813        590,351
  Real estate mortgage                                                                    91,320         80,808
  Installment                                                                             71,641         53,121
                                                                                     -----------    -----------
                                                   Total portfolio loans                 952,774        724,280
  Less allowance for loan losses                                                         (11,529)        (8,817)
                                                                                     -----------    -----------
                                                   Net portfolio loans                   941,245        715,463
Premises and equipment, net                                                               13,748         11,646
Accrued interest income                                                                    6,413          5,100
Excess of cost over net assets of acquired subsidiaries, net                               3,605          2,626
Other assets                                                                              21,977         15,311
                                                                                     -----------    -----------

            TOTAL ASSETS                                                             $ 1,224,686    $ 1,024,444
                                                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest-bearing                                                                $   143,505    $   120,986
  Interest-bearing                                                                       896,956        769,904
                                                                                     -----------    -----------
                                                   Total deposits                      1,040,461        890,890
Debt obligations -- Note F                                                                46,000         23,600
Accrued interest on deposits and other liabilities                                         9,663          8,831
                                                                                     -----------    -----------
                                                   Total liabilities                   1,096,124        923,321

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                                            24,282         24,255

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                           50,266         27,576

STOCKHOLDERS' EQUITY Common stock, no par value:
 25,000,000 shares authorized;
 issued and outstanding:  1999 - 6,769,521 shares
                          1998 - 6,344,886 shares                                         56,649         51,868
Retained earnings                                                                            249         (2,019)
Market value adjustment (net of tax effect) for
  investment securities available for sale (accumulated
  other comprehensive income)                                                               (598)           168
                                                                                     -----------    -----------
                                                                                          56,300         50,017
Less unallocated ESOP shares and note receivable
  from sale of common stock                                                               (2,286)          (725)
                                                                                     -----------    -----------
                                                   Total stockholders' equity             54,014         49,292
                                                                                     -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,224,686    $ 1,024,444
                                                                                     ===========    ===========

                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
                      (in thousands, except per share data)

                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30           September 30
                                                                --------------------   -------------------
                                                                  1999        1998       1999       1998
                                                                --------    --------   --------   --------
Interest income:
  Portfolio loans (including fees)                              $ 21,741    $ 15,556   $ 58,656   $ 42,524
  Loans held for resale                                              256         335      1,198        970
  Taxable investment securities                                    1,279         958      3,250      2,841
  Federal funds sold                                               1,037       1,517      3,386      3,701
  Interest-bearing deposits with banks and other                     248          64        480        166
                                                                --------    --------   --------   --------
                                  Total interest income           24,561      18,430     66,970     50,202
Interest expense:
  Demand deposits                                                  2,952       1,975      7,933      4,965
  Savings deposits                                                   401         382      1,123      1,114
  Time deposits                                                    7,252       6,745     21,283     18,423
  Debt obligations and other                                       1,195         617      2,912      1,854
                                                                --------    --------   --------   --------
                                Total interest expense            11,800       9,719     33,251     26,356
                                                                --------    --------   --------   --------
                                Net interest income               12,761       8,711     33,719     23,846
Provision for loan losses                                          1,221         800      2,931      2,458
                                                                --------    --------   --------   --------
         Net interest income after provision for loan losses      11,540       7,911     30,788     21,388
Noninterest income:
  Service charges on deposit accounts                                429         330      1,155        875
  Trust fee income                                                   147         114        459        317
  Fees from origination of non-portfolio residential
    mortgage loans                                                   358         421      1,062        991
  Realized gain on sale of investment securities
    available for sale                                                --          --         17          2
  Other                                                               38         103        442        373
                                                                --------    --------   --------   --------
                               Total noninterest income              972         968      3,135      2,558
Noninterest expense:
  Salaries and employee benefits                                   5,604       3,560     15,080      9,453
  Occupancy                                                          939         637      2,541      1,663
  Equipment rent, depreciation and maintenance                     1,056         800      2,940      2,135
  Other                                                            2,800       1,639      7,323      5,347
                                                                --------    --------   --------   --------
                              Total noninterest expense           10,399       6,636     27,884     18,598
                                                                --------    --------   --------   --------
Income before federal income taxes, minority interest and
  cumulative effect of change in accounting principle              2,113       2,243      6,039      5,348
Federal income taxes                                                 755         803      2,450      1,996
                                                                --------    --------   --------   --------
   Income before minority interest and cumulative
    effect of change in accounting principle                       1,358       1,440      3,589      3,352
Credit resulting from minority interest in net losses
   (income) of consolidated subsidiaries                             (22)         70        589        175
                                                                --------    --------   --------   --------
   NET INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                 1,336       1,510      4,178      3,527
Cumulative effect of change in accounting principle -- Note B       (197)
                                                                --------    --------   --------   --------

      NET INCOME                                                $  1,336    $  1,510   $  3,981   $  3,527
                                                                ========    ========   ========   ========
      NET INCOME PER SHARE -- Note C

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                                                                      Unallocated
                                                                                                      ESOP Shares
                                                                                        Accumulated    and Note
                                                                                           Other       Receivable
                                                             Common         Retained   Comprehensive  From Sale of
                                                              Stock         Earnings      Income      Common Stock    Total
                                                              -----         --------      ------      ------------    -----
Nine Months Ended September 30, 1998
------------------------------------
Balances at January 1, 1998                                  $ 50,312       $ (4,553)     $ 143      $   (870)      $ 45,032

Cash dividends paid                                                           (1,567)                                 (1,567)

Issuance of 42,072 shares of common stock
   upon exercise of stock options                                 464                                                    464
Issuance of 33,205 shares of common stock
   in exchange for minority interest in
   majority-owned subsidiary                                      745                                                    745

Components of comprehensive income:
   Net income for the period                                                   3,527                                   3,527
   Market value adjustment for investment
      securities available for sale (net of tax effect)                                     273                          273
                                                                                                                    --------
      Comprehensive income for the period                                                                              3,800
                                                             --------       --------      -----      --------       --------

    BALANCES AT SEPTEMBER 30, 1998                           $ 51,521       $ (2,593)     $ 416      $   (870)      $ 48,474
                                                             ========       ========      =====      ========       ========



Nine Months Ended September 30, 1999
------------------------------------
Balances at January 1, 1999                                  $ 51,868       $ (2,019)     $ 168      $   (725)      $ 49,292

Cash dividends paid                                                           (1,713)                                 (1,713)

Issuance of 224,770 shares of common stock
   in exchange for minority interest in
   majority-owned subsidiary                                    3,004                                                  3,004

Issuance of 199,865 shares of common stock
   upon exercise of stock options                               1,777                                  (1,561)           216

Components of comprehensive income:
   Net income for the period                                                   3,981                                   3,981
   Market value adjustment for investment
      securities available for sale (net of tax effect)                                    (766)                        (766)
                                                                                                                    --------
      Comprehensive income for the period                                                                              3,215
                                                             --------       --------      -----      --------       --------

    BALANCES AT SEPTEMBER 30, 1999                           $ 56,649       $    249      $(598)     $ (2,286)      $ 54,014
                                                             ========       ========      =====      ========       ========

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998


                                                                        1999        1998
                                                                        ----        ----
                                                                          (in thousands)
OPERATING ACTIVITIES
  Net income                                                          $   3,981    $   3,527
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                           2,931        2,458
      Depreciation of premises and equipment                              2,136        1,357
      Amortization of goodwill and other intangibles                        206           42
      Net amortization (accretion) of investment security discounts          65          (93)
      Loss (gain) on sale of premises and equipment                          (6)           4
      Minority interest in net losses of consolidated subsidiaries         (589)        (175)
      Cumulative effect of change in accounting principle                   197
  Originations and purchases of loans held for resale                  (258,062)    (226,085)
  Proceeds from sales of loans held for resale                          288,522      218,460
  Increase in accrued interest income and other assets                   (8,723)      (5,049)
  Increase in accrued interest and other liabilities                        832        1,438
                                                                      ---------    ---------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         31,490       (4,116)



INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available for sale                                                   2,500          500
  Proceeds from maturities of investment securities
     available for sale                                                  66,969       36,506
  Purchases of investment securities available for sale                 (86,275)     (40,125)
  Net increase in portfolio loans                                      (228,713)    (160,123)
  Proceeds from sales of premises and equipment                             105          151
  Purchases of premises and equipment                                    (4,337)      (3,965)
                                                                      ---------    ---------

                NET CASH USED BY INVESTING ACTIVITIES                  (249,751)    (167,056)



FINANCING ACTIVITIES
  Net proceeds from debt obligations                                     22,400        4,000
  Resources provided by minority interests                               26,277        9,645
  Net proceeds from issuance of common stock                                  6          464
  Cash dividends paid                                                    (1,713)      (1,567)
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                     99,296      108,517
  Net increase in certificates of deposit                                50,275      105,850
                                                                      ---------    ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES               196,541      226,909
                                                                      ---------    ---------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (21,720)      55,737

Cash and cash equivalents at beginning of period                        151,045       92,770
                                                                      ---------    ---------


                CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 129,325    $ 148,507
                                                                      =========    =========


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              CAPITOL BANCORP LTD.


Note A - Basis of Presentation

     The accompanying condensed consolidated financial statements of Capitol Bancorp Ltd. ("Capitol") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim periods.

     The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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


              [The remainder of this page intentionally left blank]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        CAPITOL BANCORP LTD. - CONTINUED


Note C - Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

                                                               Three Months Ended September 30   Nine Months Ended September 30
                                                               -------------------------------   ------------------------------
                                                                   1999              1998            1999          1998
                                                               --------------   --------------   ------------  -------------
Numerator--net income for the period                           $    1,335,540   $    1,510,271   $ 3,980,597   $   3,527,216
                                                               ==============   ==============   ===========   =============


Denominator:
  Weighted average number of common shares outstanding
   (denominator for basic earnings per share)
                                                                    6,349,291        6,300,528     6,357,959       6,269,727

Effect of dilutive securities--stock options                             --            143,646         3,103         156,860
                                                               --------------   --------------   -----------   -------------

Denominator for dilutive net income per share--
  Weighted average number of common shares and potential
   dilution
                                                                    6,349,291        6,444,174     6,361,062       6,426,587
                                                               ==============   ==============   ===========   =============

Net income per share:
  Before cumulative effect of change in
   accounting principle:
     Basic                                                     $         0.21   $         0.24   $      0.66   $       0.56
                                                               ==============   ==============   ===========   =============
     Diluted                                                   $         0.21   $         0.23   $      0.66   $       0.55
                                                               ==============   ==============   ===========   =============

  After cumulative effect of change in accounting principle:
     Basic                                                     $         0.21   $         0.24   $      0.63   $       0.56
                                                               ==============   ==============   ===========   =============
     Diluted                                                   $         0.21   $         0.23   $      0.63   $       0.55
                                                               ==============   ==============   ===========   =============



Note D - New Banks and Pending Bank Applications

     East Valley Community Bank, located in Chandler, Arizona, opened on June 30, 1999. It is majority owned by Sun Community Bancorp Limited (Sun), Capitol's 51% owned subsidiary.

     Desert Community Bank, located in Las Vegas, Nevada, opened in August 1999. It is a majority-owned subsidiary of Nevada Community Bancorp Limited which is majority-owned by Sun.

     Elkhart Community Bank, located in Elkhart, Indiana, opened on September 9, 1999. It is a majority-owned subsidiary of Indiana Community Bancorp Limited which is majority-owned by Capitol.

     At September 30, 1999, applications were pending for additional banks in Nevada and New Mexico.

Note E - Initial Public Offering by Sun Community Bancorp Limited

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


Note F - Prospective Impact of New Accounting Standards Not Yet Adopted

     FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective in 2001 and, because Capitol and its banks have not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

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

                                 PART I, ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition

     Total assets approximated $1.22 billion at September 30, 1999, an increase of $200 million from the December 31, 1998 level of $1.02 billion. The consolidated balance sheets include Capitol and its majority-owned subsidiaries. During the first nine months of 1999, two new bank development subsidiaries (Nevada Community Bancorp Limited and Indiana Community Bancorp Limited) and three banks (East Valley Community Bank in Chandler, Arizona, Elkhart Community Bank in Elkhart, Indiana, and Desert Community Bank in Las Vegas, Nevada) were added to the consolidated group.

     Portfolio loans increased during the nine-month period by approximately $228 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $199 million, consistent with the banks' emphasis on commercial lending activities.

     The allowance for loan losses at September 30, 1999 approximated $11.5 million or 1.21% of total portfolio loans, a slight decrease from the year-end 1998 ratio of 1.22%.

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


              [The remainder of this page intentionally left blank]

         The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the nine month periods (in thousands):

                                                                    1999       1998
                                                                  --------    --------
Allowance for loan losses at January 1                            $  8,817    $  6,229

Loans charged-off:
         Commercial                                                    540         680
         Real estate mortgage                                                       58
         Installment                                                    59          64
                                                                  --------    --------
                                      Total charge-offs                599         802
Recoveries:
         Commercial                                                    371         180
         Real estate mortgage                                            5
         Installment                                                     4          27
                                                                  --------    --------
                                      Total recoveries                 380         207
                                                                  --------    --------
                                      Net charge-offs                  219         595
Additions to allowance charged to expense                            2,931       2,458
                                                                  --------    --------
         Allowance for loan losses at September 30                $ 11,529    $  8,092
                                                                  ========    ========

Average total portfolio loans for period ended September 30       $827,574    $577,814
                                                                  ========    ========

Ratio of net charge-offs to average portfolio loans outstanding       0.03%       0.10%
                                                                  ========    ========

     For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table (in thousands), which include all loans for which management has concerns based on Capitol's loan rating system, should not be interpreted as an indication of future charge-offs. In addition, amounts allocated are not intended to reflect the amount that may be available for future losses.


                                    September 30, 1999          December 31, 1998
                                  ----------------------     ----------------------
                                                 %                           %
                                               Total                       Total
                                             Portfolio                   Portfolio
                                              Loans                        Loans
                                            ----------                   --------
Commercial                        $  5,929        .62%      $  4,501       0.62%
Real estate mortgage                   147        .02%           127       0.02
Installment                            354        .04%           262       0.04
Unallocated                          5,099        .53%         3,927       0.54
                                  --------   --------       --------    -------

Total allowance for loan losses   $ 11,529       1.21%      $  8,817       1.22%
                                  ========   ========       ========    =======

  Total portfolio
    Loans outstanding             $952,774                  $724,280
                                  ========                  ========

     In addition to the allowance for loan losses, some loans to Michigan borrowers are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At September 30, 1999, total loans under this program approximated $30.1 million. Reserves related to these loans, which are represented by earmarked funds on deposit at participating bank subsidiaries, approximated $1.9 million and are not included in the recorded allowance for loan losses.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1998 and through September 30, 1999. Impaired loans include amounts owed to one of the Corporation's banks relating to a customer's checks drawn on uncollected funds which arose in early February 1998. The total of the customer's overdrafts at the bank subsidiary approximated $1.5 million. Management subsequently became aware that larger overdrafts occurred at other, unaffiliated, financial institutions (one of which subsequently filed suit against the bank subsidiary). Based on management's analysis of the customer's loan collateral and amounts owing the bank by that customer, an estimated loss accrual and write-off of $600,000 was recorded at March 31, 1998 relating to the advances arising from uncollected funds. In addition, the bank increased its interim provision for loan losses at March 31, 1998 by $300,000 relating to that customer.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):


                                 Sept 30  Dec 31
                                  1999    1998
                                  ----    ----
Nonaccrual loans:
                  Commercial    $3,229   $2,608
                  Real estate               199
                  Installment      113      185
                                ------   ------
Total nonaccrual loans           3,342    2,992

Past due (>90 days) loans:
                  Commercial       921    3,963
                  Real estate      796      183
                  Installment      191      104
                                ------   ------
Total past due loans             1,908    4,250
                                ------   ------

Total nonperforming loans       $5,250   $7,242
                                ======   ======

     Nonperforming loans decreased approximately $2 million during the nine-month period ended September 30, 1999, primarily due to the transfer of one troubled credit relationship (approximately $2.8 million) from loans to other real estate owned. Most of the nonaccrual loans at September 30, 1999 are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately recorded in its determination of the adequacy of the allowance for loan losses.

     If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms, additional interest income of $548,000 and $300,000 would have been recorded for the nine months ended September 30, 1999 and 1998, respectively. Interest income recognized on loans in nonaccrual status for these periods approximated $29,000 and $37,000, respectively.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $3.6 million at September 30, 1999 and $541,000 at December 31, 1998. The total at September 30, 1999 consists primarily of one property of which $1.6 million of the underlying loan is guaranteed by an agency of the federal government.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming assets and allowance ratios (dollars in thousands):

                                      Total              Allowance for       Nonperforming         Allowance as a Percentage
                                 Portfolio Loans          Loan Losses            Loans               of Portfolio Loans
                               -------------------   -------------------   ------------------     --------------------------
                                Sept 30    Dec 31     Sept 30    Dec 31     Sept 30   Dec 31      Sept 30     Dec 31
                                 1999       1998       1999       1998       1999      1998        1999       1998
                                 ----       ----       ----       ----       ----      ----        ----       ----
Ann Arbor Commerce Bank        $183,044   $154,060   $  2,471   $  2,080   $    594   $    662     1.33%       1.39%
Brighton Commerce Bank(1)        43,652     34,024        437        341         50       --       1.00        1.00
Capitol National Bank           117,230    104,333      1,484      1,406      1,141        880     1. 27       1.35
Detroit Commerce Bank(1)         13,641        506        140          6       --         --       1.03        1.19
Grand Haven Bank                 64,185     57,057        809        682        369         62     1.26        1.20
Kent Commerce Bank(1)            31,177     22,930        324        250       --         --       1.04        1.09
Macomb Community Bank            54,980     40,426        550        405         12       --       1.00        1.00
Muskegon Commerce Bank(1)        37,870     24,491        379        245         17          1     1.00        1.00
Oakland Commerce Bank            73,639     63,261        869        724      1,704      2,032     1.18        1.14
Paragon Bank & Trust             67,284     63,417      1,327        732        397      2,936     1.35        1.15
Portage Commerce Bank           104,814     90,589      1,327      1,150        820        669     1.27        1.27
Sun Community Bancorp
Limited:
 Bank of Tucson                  52,150     37,899        648        392        122       --       1.24        1.03
 Camelback Community Bank(1)     19,753      3,246        198         33       --         --       1.00        1.03
 East Valley Community Bank(1)    2,809        n/a         29        n/a        n/a        n/a     1.03        n/a
 Mesa Bank(1)                    15,772      1,386        158         14       --         --       1.00        1.01
 Southern Arizona Community
   Bank(1)                       13,335      2,925        134         30       --         --       1.00        1.03
 Sunrise Bank of Arizona(1)      16,407      1,745        165         18       --         --       1.01        1.03
 Valley First Community
   Bank(1)                       33,841     20,879        339        209         24       --       1.00        1.00
 Nevada Community Bancorp
 Limited:
   Desert Community Bank(1)       5,800        n/a         59        n/a       --          n/a     1.02         n/a
Indiana Community
Bancorp Limited:
 Elkhart Community Bank(1)           31        n/a          1        n/a       --          n/a     3.23        n/a
Other, net                        1,360      1,106        100        100       --         --        --          --
                               --------   --------   --------   --------   --------   --------     ----        ----

Consolidated                   $952,774   $724,280   $ 11,529   $  8,817   $  5,250   $  7,242     1.21%       1.22%
                               ========   ========   ========   ========   ========   ========     ====        ====

n/a    Not applicable
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

     Noninterest-bearing deposits approximated 13.8% of total deposits at September 30, 1999, a slight increase from the December 31, 1998 level of 13.6%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

              [The remainder of this page intentionally left blank]

Results of Operations

     Net income from operations (before cumulative effect of an accounting change) for the nine months ended September 30, 1999 amounted to $4.2 million ($.66 per basic share), an increase from the $3.5 million ($.56 per basic share) earned during the corresponding period of 1998.

         Operating results and total assets (in thousands) were as follows:

                                                                                      Nine months ended September 30
                                                                     ---------------------------------------------------------------
                                                                                                         Return on       Return on
                                                Total Assets                  Net Income             Beginning Equity Average Assets
                                        -------------------------    ---------------------------     ---------------- --------------
                                           Sept 30       Dec 31
                                            1999          1998           1999           1998           1999     1998     1999  1998
                                            ----          ----           ----           ----           ----     ----     ----  ----
Ann Arbor Commerce Bank                 $   213,805   $   196,446    $     1,931    $     1,563        19.96%   21.35%   1.30% 1.37%
Brighton Commerce Bank                       53,648        42,871            349           (103)       12.55      n/a     .94   n/a
Capitol National Bank                       135,396       136,776          1,597          1,498        21.82    22.46    1.67  1.68
Detroit Commerce Bank (1)                    27,439        18,620           (276)           n/a          n/a      n/a     n/a   n/a
Grand Haven Bank                             74,305        66,872            714            436        20.15    15.54    1.35  1.09
Kent Commerce Bank (1)                       38,663        31,587            (59)          (293)         n/a      n/a     n/a   n/a
Macomb Community Bank                        94,112        76,044            522            194        11.40     7.36     .85   .50
Muskegon Commerce Bank                       43,720        28,552             74           (184)        4.07      n/a     .27   n/a
Oakland Commerce Bank                        93,664       108,747            708            614        14.27    14.09     .95   .88
Paragon Bank & Trust                         84,304        86,692            333            565         6.94    13.88     .53   .93
Portage Commerce Bank                       124,652       110,867          1,324            993        22.68    21.75    1.58  1.30
Sun Community Bancorp Limited:
  Bank of Tucson                             77,905        63,860            713            571        15.75    14.07    1.34  1.36
  Camelback Community Bank (1)               28,329        10,017           (518)          (197)         n/a      n/a     n/a   n/a
  East Valley Community Bank(2)               7,141           n/a           (464)           n/a          n/a      n/a     n/a   n/a
  Mesa Bank (1)                              22,195         6,192           (210)           n/a          n/a      n/a     n/a   n/a
  Southern Arizona Community
    Bank (1)                                 23,270        12,395           (498)           (63)         n/a      n/a     n/a   n/a
  Sunrise Bank of Arizona (1)                19,856         5,411           (551)           n/a          n/a      n/a     n/a   n/a
  Valley First Community Bank                37,498        36,588             43            (78)        1.40      n/a     .16   n/a
  Nevada Community Bancorp
    Limited:
     Desert Community Bank(2)                13,345          n/a            (241)           n/a          n/a      n/a     n/a   n/a
Indiana Community Bancorp
Limited:
  Elkhart Community Bank(2)                   6,337          n/a            (103)           n/a          n/a      n/a     n/a   n/a
Other,net                                     5,102      (14,093)         (1,407)        (1,989)         n/a      n/a     n/a   n/a
                                        -----------   -----------    -----------    -----------        -----    -----     ---   ---

Consolidated                            $ 1,224,686   $ 1,024,444    $     3,981    $     3,527        10.77%   10.44%    .48%  .58%
                                        ===========   ===========    ===========    ===========        =====    =====     ===   ===

n/a Not applicable
(1) Kent Commerce Bank, Camelback Community Bank, Southern Arizona Community Bank, Mesa Bank, Detroit Commerce Bank and Sunrise Bank of Arizona commenced operations in January, May, August, October and December 1998, respectively.
(2) East Valley Community Bank, Desert Community Bank and Elkhart Community Bank commenced operations in June, August and September 1999, respectively.

     Net interest income increased 41.4% during the nine-month period versus the corresponding period of 1998 primarily due to growth in total assets and the number of banks within the consolidated group.

     Noninterest income increased to $3.14 million for the 1999 nine-month period, as compared with $2.56 million in 1998. Service charge revenue and trust fee income both increased in the 1999 period by 32% and 45% due to the larger number of banks and customers.

     Provisions for loan losses were $2.93 million for the nine months ended September 30, 1999 compared to $2.46 million during the corresponding 1998 period. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the nine months ended September 30, 1999 was $27.9 million compared with $18.6 million in 1998. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $149.6 million for the nine month 1999 period, compared to $214.4 million in 1998. Such growth occurred in all deposit categories, with the majority from time deposits. The Corporation's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $25.3 million as of September 30, 1999, or about 2% of total deposits.

     Interim 1999 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $129.3 million or 10.6% of total assets at September 30, 1999 as compared with $151.1 million or 14.7% of total assets at December 31, 1998. During the 1999 period this liquidity ratio decreased due to loan growth. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at September 30, 1999 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Capitol's liquidity requirements have not historically necessitated the sale of investments in order to meet liquidity needs. It also has not engaged in active trading of its investments and has no intention of doing so in the foreseeable future. At September 30, 1999 and December 31, 1998, the Corporation had approximately $97.7 million and $83.6 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. During the first nine months of 1999, available-for-sale securities aggregating $2.5 million were sold to meet liquidity needs at two banks.

     Seven of the Michigan banks, (Portage Commerce Bank, Macomb Community Bank, Brighton Commerce Bank, Grand Haven Bank, Oakland Commerce Bank, Capitol National Bank and Ann Arbor Commerce Bank) have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $13 million and additional borrowing capacity approximated $14.6 million at September 30, 1999.

     At September 30, 1999, the Corporation had unused lines of credit from an unrelated financial institution aggregating $5 million, including an increase in credit facilities negotiated in June. Borrowings increased in early July 1999 as a result of Capitol's investment in Sun's initial public offering.

     In early July 1999, Sun Community Bancorp completed an initial public offering of 1,650,000 shares of its common stock at $16.00 per share. Of the offering, Capitol purchased

850,000 shares, at the same share price as the public, aggregating $13.6 million, maintaining its 51% ownership of Sun.

     During the third calendar quarter of 1999, Capitol filed a registration statement for a secondary offering of its common stock. Due to adverse changes in market prices of financial institution equity securities in general, and Capitol in particular, the proposed stock offering was withdrawn by management.

     Capitol's Board of Directors recently approved a fourth quarter cash dividend of $.09 per share (payable December 1, 1999 to shareholders of record as of November 1, 1999), following cash dividends of $.09 per share paid March 1, June 1 and September 1, 1999.

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

     Stockholders' equity, as a percentage of total assets, approximated 4.4% at September 30, 1999, a slight decrease from the beginning of the year ratio of 4.8%. Total capital funds (stockholders' equity, plus minority interests in consolidated subsidiaries and guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $128.6 million or 10.5% of total assets at September 30, 1999. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $125 million or more at the beginning of 1999) and consolidated regulatory capital position at September 30, 1999:

                                                                                      Sun
                                                    Ann Arbor      Capitol        Community
                                                    Commerce      National        Bancorp
                                                     Bank           Bank          Limited      Consolidated
                                                   ---------      ---------      ---------     ------------
Total capital to total assets:
  Minimum required amount                       >  $  8,552    >  $  5,416    >  $  9,712    >  $ 48,987
                                                -              -              -              -
  Actual amount                                    $ 14,906       $  9,801       $ 50,350       $ 54,014
    Ratio                                              6.97%          7.24%         20.74%          4.41%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                    >  $  6,860    >  $  4,356    >  $  8,926    >  $ 44,578
                                                -              -              -              -
  Actual amount                                    $ 14,998       $  9,846       $ 67,232       $125,484
    Ratio                                              8.75%          9.04%         30.13%         11.26%

Combined Tier I and Tier II capital to
 risk-weighted assets:
  Minimum required amount(2)                    >  $ 13,720    >  $  8,711    >  $ 17,853    >  $ 89,156
                                                -              -              -              -
  Amount required to meet "Well-Capitalized"
   category(3)                                  >  $ 17,146    >  $ 10,889    >  $ 22,316    >  $111,445
                                                -              -              -              -
  Actual amount                                    $ 17,146       $ 11,209       $ 68,962       $136,902
    Ratio                                             10.00%         10.29%         30.90%         12.28%

(1) The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Capitol's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in or otherwise add additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol. Plans to form additional banks in the states of Arizona, Nevada and Indiana were announced earlier this year. At September 30, 1999, applications were pending for additional banks, in Nevada and in New Mexico.

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

     Capitol and its banks have been required by bank regulatory agencies to update their customers on the banks' year 2000 compliance efforts. Letters and informational brochures have been sent to customers heightening their awareness of the year 2000 issue and notifying them of the banks' efforts in addressing year 2000 issues. Compliance efforts are also communicated to customers on their account statements and through brochures available in bank lobbies.

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

     Contingency planning, including the type discussed above, is an integral part of Capitol's year 2000 readiness plan. Capitol's contingency plans address alternative courses of action in the event that mission-critical systems do not function properly with the date change. Development of the contingency plans was completed earlier this year. The year 2000 contingency plans were tested during the third quarter of 1999 to validate the effectiveness of contingent procedures. This validation of the contingency plans showed the plans to operate, as designed, with no apparent problems.

     COSTS. The costs associated with Capitol's year 2000 compliance in 1999 are estimated at approximately $250,000, of which approximately $225,000 has been incurred through September 30, 1999. A similar amount was incurred in 1998. These costs principally relate to the added personnel costs, the employment of external consultants, and the purchase of software upgrades.

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

REGULATORY OVERSIGHT. Bank regulators have issued numerous statements and guidance on year 2000 compliance issues and the responsibilities of senior management and directors of banks and bank holding companies. In addition, the bank regulators have issued safety and soundness guidelines to be followed by insured depository institutions, including Capitol and its banks, to ensure resolution of any year 2000 problems. Periodic year 2000 reviews are performed by various bank regulatory agencies. Most of the recent examinations have been performed by the FDIC, and it is expected that the FDIC will continue its frequent examinations throughout 1999. The banking regulatory agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations. Consequently, Capitol's or its banks' failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the banks' supervisory ratings, the denial of applications for expansion, or the imposition of civil money penalties.

     Numerous regulatory on-site and over-the-phone examinations have taken place at Capitol and its banks during the past two quarters of 1999. At each examination completed thus far, Capitol and its banks have been deemed to be sufficiently following regulatory guidelines.

Impact of New Accounting Standards

     As discussed elsewhere herein, a new accounting standard requiring the write-off of previously capitalized start-up and preopening costs was implemented effective January 1, 1999. That standard requires that such costs be charged to expense, when incurred, in future periods.

     FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard will become effective in 2001 and, because Capitol and its banks have not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, is not expected to have a material effect on its financial statements.

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

tem 5.      Other Information.

            None.

Item 6.     Exhibits and reports on Form 8-K.

                    (a)  Exhibits:
                                       (27)   Financial Data Schedule.

                    (b)  Reports on Form 8-K:
                                       A report on Form 8-K was filed September
                                       24, 1999, which reported withdrawal of a proposed stock offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CAPITOL BANCORP LTD.
                                       (Registrant)

                                       \s\ Joseph D. Reid
                                       ------------------------------------
                                       Joseph D. Reid
                                       Chairman, President and CEO
                                       (duly authorized to sign on behalf
                                       of the registrant)


                                       \s\ Lee W. Hendrickson
                                       ------------------------------------
                                       Lee W. Hendrickson
                                       Executive Vice President and
                                       Chief Financial Officer




Date: November 15, 1999
-----------------------

                                  EXHIBIT INDEX

Exhibit No.               Description
-----------               -----------
27                        Financial Data Schedule