Form 10-K405
period 1999-12-31
CAPITOL BANCORP LTD
filed 2000-03-27
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 for the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of stock, as of a specified date within 60 days prior to the date of filing:
$60,441,708 as of February 24, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 6,894,376 as of February 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            See Cross-Reference Sheet

                              CAPITOL BANCORP LTD.
                                    Form 10-K
                      Fiscal Year Ended: December 31, 1999

                              CROSS REFERENCE SHEET

ITEM OF FORM 10-K                             INCORPORATION BY REFERENCE FROM:
-----------------                             --------------------------------
     PART I
Item 1, Business                         Pages 5-8, 14-20, 27-28, 36 and 42-43,
                                         Financial Information Section of
                                         Annual Report

Item 2, Properties                       Page 34, Financial Information Section
                                         of Annual Report; Pages 13-14, Proxy
                                         Statement; and Pages 6-26, Marketing
                                         Section of Annual Report
     PART II
Item 5, Market for Registrant's          Pages 2-3, 22, 30, 36-38 and 42-43,
        Common Equity and Related        Financial Information Section of Annual
        Stockholder Matters              Report and Page 28 of Marketing
                                         Section of Annual Report

Item 6, Selected Financial Data          Page 2, Financial Information Section
                                         of Annual Report

Item 7, Management's Discussion          Pages 4-21, Financial Information
        and Analysis of Financial        Section of Annual Report
        Condition and Results of
        Operations

Item 7a, Quantitative and                Pages 4 and 17-20, Financial
         Qualitative Disclosures         Information Section of Annual Report
         About Market Risk

Item 8,  Financial Statements and        Pages 2 and 22-46, Financial
         Supplementary Data              Information Section of Annual Report

     PART III
Item 10, Directors and Executive         Pages 4-5, Proxy Statement, and
         Officers of the Registrant      Pages 4-5, Marketing Section of
                                         Annual Report

Item 11, Executive Compensation          Pages 8-12, Proxy Statement

Item 12, Security Ownership of Certain   Pages 3-5 and 8, Proxy Statement
          Beneficial Owners and
          Management

Item 13, Certain Relationships and       Pages 13-14, Proxy Statement
          Related Transactions

     PART IV
Item 14, Exhibits, Financial Statement   Pages 22-46, Financial Information
          Schedules and Reports on       Section of Annual Report
          Form 8-K

KEY:
"Annual Report" means the 1999 Annual Report of the Registrant provided to Stockholders and the Commission pursuant to Rule 14a-3(b). Capitol's 1999 Annual Report consists of two documents: a Financial Information Section and a Marketing Section.
"Proxy Statement"  means the Proxy  Statement of the  Registrant on Schedule 14A
       filed pursuant to Rule 14a-101.
Note: The page number references herein are based on the paper version of the Annual Report and Proxy Statement. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                              CAPITOL BANCORP LTD.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

ITEM  1.   Business.......................................................     4

ITEM  2.   Properties.....................................................    13

ITEM  3.   Legal Proceedings..............................................    13

ITEM  4.   Submission of Matters to a Vote of Security Holders............    13


                                     PART II

ITEM  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters............................................    14

ITEM  6.   Selected Financial Data........................................    14

ITEM  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................    14

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.....    14

ITEM  8.   Financial Statements and Supplementary Data....................    14

ITEM  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ......................................    14


                                    PART III

ITEM 10.  Directors and  Executive Officers of the Registrant.............    16

ITEM 11.  Executive Compensation..........................................    16

ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management .................................................    16

ITEM 13.  Certain Relationships and Related Transactions..................    16

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ....................................................    17

                                     PART I

ITEM 1. BUSINESS.

a. General development of business:

     Incorporated by reference from Pages 5-8 under the captions "The Business of Capitol and its Banks", and "Capitol's Structure", and Pages 27-28, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

b. Financial information about industry segments:

     Incorporated by reference from Pages 27-28, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

c. Narrative description of business:

     Incorporated by reference from Pages 5-8 under the captions "The Business of Capitol and its Banks", and "Capitol's Structure", Pages 27-28, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation", and Pages 17-20, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages 14-17, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy".

     At December 31, 1999, Capitol and its subsidiaries employed 449 full time equivalent employees.

     In 1997, the Registrant formed Capitol Trust I, a Delaware statutory business trust. Capitol Trust I's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of the Registrant. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. Additional information regarding Capitol Trust I is incorporated by reference from Page 36, Financial Information Section of Annual Report, under the caption "Note I--Trust-Preferred Securities".

     The  following  tables  (Tables  A  to  G,   inclusive),   present  certain
statistical information regarding Capitol's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest- bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for 1999, 1998, and 1997.

                                                           Year Ended December 31
                                                   -------------------------------------
                                                                  1999
                                                   -------------------------------------
                                                                 Interest       (1)
                                                    Average       Income/      Average
                                                    Balance       Expense    Yield/Cost
                                                   -------------------------------------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies               $77,947     $ 4,589        5.89%
   States and political subdivisions (2)                 1,607          73        4.54%
   Other                                                 5,118         190        3.71%
 Interest-bearing deposits with banks                    9,295         544        5.85%
 Federal funds sold                                     82,002       4,272        5.21%
 Loans held for resale                                  17,781       1,364        7.67%
 Portfolio loans (3)                                   872,481      82,570        9.46%
                                                    ----------     -------       -----
        Total interest-earning
          assets/interest income                     1,066,231      93,602        8.78%
 Allowance for loan losses (deduct)                    (10,391)
 Cash and due from banks                                43,815
 Premises and equipment, net                            12,725
 Other assets                                           26,332
                                                    ----------

                         Total Assets               $1,138,712
                                                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                                     $42,828       1,547        3.61%
  Time deposits under $100,000                         285,683      15,744        5.51%
  Time deposits of $100,000 or more                    252,713      13,434        5.32%
  Other interest-bearing deposits                      276,670      11,203        4.05%
 Debt obligations                                       29,959       2,072        6.92%
 Other                                                     639          87       13.62%
                                                    ----------     -------       -----
        Total interest-bearing
          liabilities/interest expense                 888,492      44,087        4.96%
 Capitol Trust I preferred securities                   24,274       2,150        8.86%
                                                    ----------     -------       -----
                                                       912,766      46,237        5.07%
 Noninterest-bearing demand deposits                   130,457
 Accrued interest on deposits and
  other liabilities                                      9,483
 Minority interest in consolidated
  subsidiaries                                          40,276
 Stockholders' equity                                   50,730
                                                    ----------
                Total liabilities and
                 stockholders' equity               $1,143,712
                                                    ==========     -------

Net interest income                                                $47,365
                                                                   =======

Interest Rate Spread (4)                                                          3.71%
                                                                                 =====

Net Yield on Interest-Earning Assets (5)                                          4.44%
                                                                                 =====
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities                   1.17 X
                                                    ==========

                                                                   Year Ended December 31
                                         ----------------------------------------------------------------------
                                                        1998                                    1997
                                         ---------------------------------   ----------------------------------
                                                      Interest     (1)                     Interest     (1)
                                          Average     Income/    Average       Average     Income/     Average
                                          Balance     Expense   Yield/Cost    Balance      Expense   Yield/Cost
                                         ---------------------------------   ----------------------------------
ASSETS
 Investment securities:
   U.S. Treasury and government agencies   $ 62,247    $ 3,688      5.92%      $ 56,604     $ 3,516      6.21%
   States and political subdivisions (2)      1,609         77      4.79%           239          14      5.86%
   Other                                      2,679        111      4.14%         2,342         211      9.01%
 Interest-bearing deposits with banks         9,034        118      1.31%         1,158          19      1.64%
 Federal funds sold                          93,310      5,013      5.37%        50,948       2,805      5.51%
 Loans held for resale                       20,188      1,529      7.57%         7,122         536      7.53%
 Portfolio loans (3)                        605,923     59,132      9.76%       425,664      42,448      9.97%
                                           --------    -------      ----       --------     -------      ----

        Total interest-earning
               assets/interest income       794,990     69,668      8.76%       544,077      49,549      9.11%
 Allowance for loan losses (deduct)          (7,371)                             (5,294)
 Cash and due from banks                     30,000                              19,159
 Premises and equipment, net                  8,836                               6,045
 Other assets                                20,861                              15,828
                                           --------                            --------

                         Total Assets      $847,316                            $579,815
                                           ========                            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                          $37,517      1,487      3.96%       $38,496       1,544      4.01%
  Time deposits under $100,000              259,916     16,119      6.20%       200,108      12,187      6.09%
  Time deposits of $100,000 or more         165,627      9,331      5.63%       104,501       6,257      5.99%
  Other interest-bearing deposits           189,707      7,211      3.80%       110,395       4,111      3.72%
 Debt obligations                             4,751        271      5.70%         9,003         753      8.36%
 Other                                                     106
                                           --------    -------      ----       --------     -------      ----
        Total interest-bearing
          liabilities/interest expense      657,518     34,525      5.25%       462,503      24,852      5.37%
 Capitol Trust I preferred securities        24,192      2,145      8.87%           822          --        --
                                           --------    -------      ----       --------     -------      ----
                                            681,710     36,670      5.38%       463,325      24,852      5.36%
 Noninterest-bearing demand deposits         94,077                              62,166
 Accrued interest on deposits and
  other liabilities                           7,267                               4,421
 Minority interest in consolidated
  subsidiaries                               18,830                               8,047
 Stockholders' equity                        45,432                              41,856
                                           --------                            --------
                Total liabilities and
                 stockholders' equity      $847,316                            $579,815
                                           ========    -------                 ========    -------

Net interest income                                    $32,998                              $24,697
                                                       =======                              =======

Interest Rate Spread (4)                                            3.38%                                3.75%
                                                                    ====                                 ====

Net Yield on Interest-Earning Assets (5)                            4.15%                                4.54%
                                                                    ====                                 ====
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities        1.17 X                              1.17 X
                                           ========                            ========

(1) Average yield/cost is determined by dividing the actual interest income/expense by the daily average balance of the asset or liability category.
(2)  Tax equivalent yield.
(3)  Average balance of loans includes non-accrual loans.
(4) Interest rate spread represents the average yield on interest-earning assets less the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets is based on net interest income as a percentage of average total interest-earning assets.

CHANGES IN NET INTEREST INCOME (TABLE B)
CAPITOL BANCORP LIMITED

The table below summarizes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Capitol's net interest income during the periods indicated (in $1,000s). The change in interest attributed to volume is calculated by multiplying the annual change in volume by the prior year's rate. The change in interest attributable to rate is calculated by multiplying the annual change in rate by the current year's average balance. Any variance attributable jointly to volume and rate changes has been allocated to each category based on the percentage of each to the total change in both categories.

                                                      Year Ended December 31
                                               --------------------------------------
                                                       1999 compared to 1998
                                               --------------------------------------
                                                Volume         Rate         Net Total
                                               --------       -------       ---------
Increase (decrease) in interest income:
  Investment securities:
    U.S. Treasury and government agencies      $    929       $   (28)      $    901
    States and political subdivisions                (0)           (4)            (4)
    Other                                           101           (22)            79
  Interest-bearing deposits with banks                3           423            426
  Federal funds sold                               (608)         (133)          (741)
  Loans held for resale                            (182)           17           (165)
  Portfolio loans                                26,016        (2,578)        23,438
                                               --------       -------       --------
                 Total                           26,259        (2,325)        23,934

Increase (decrease) in interest
  expense deposits:
    Savings deposits                                210          (150)            60
    Time deposits under $100,000                  1,598        (1,973)          (375)
    Time deposits of $100,000 or more             4,903          (800)         4,103
    Other interest-bearing deposits               3,305           687          3,992
Debt obligations                                  1,437           364          1,801
Other                                              (106)           87            (19)
Capitol Trust I preferred securities                  7            (2)             5
                                               --------       -------       --------
                 Total                           11,354        (1,787)         9,567
                                               --------       -------       --------
Increase (decrease) in net
  interest income                              $ 14,905       $  (538)      $ 14,367
                                               ========       =======       ========

                                                                      Year Ended December 31
                                             ----------------------------------------------------------------------
                                                   1998 compared to 1997                1997 compared to 1996
                                             ----------------------------------    --------------------------------
                                              Volume       Rate       Net Total     Volume      Rate      Net Total
                                             --------     -------     ---------    --------     -----     ---------
Increase (decrease) in interest income:
  Investment securities:
    U.S. Treasury and government agencies    $    350     $  (178)    $    172     $    965     $ 317     $  1,282
    States and political subdivisions              80         (17)          63            3        (7)          (4)
    Other                                          30        (130)        (100)         (25)     (136)        (161)
  Interest-bearing deposits with banks            129         (30)          99           61       (84)         (23)
  Federal funds sold                            2,334        (126)       2,208          888       376        1,264
  Loans held for resale                           984           9          993         (276)       (6)        (282)
  Portfolio loans                              17,972      (1,288)      16,684       10,589       405       10,994
                                             --------     -------     --------     --------     -----     --------
                 Total                         21,879      (1,760)      20,119       12,205       865       13,070

Increase (decrease) in interest
  expense deposits:
    Savings deposits                              (39)        (18)         (57)         126        34          160
    Time deposits under $100,000                3,642         290        3,932        2,352       280        2,632
    Time deposits of $100,000 or more           3,661        (587)       3,074        2,280        42        2,322
    Other interest-bearing deposits             2,950         150        3,100        1,406       287        1,693
Debt obligations                                 (355)       (127)        (482)          22       235          257
Other                                             106                      106          (12)                   (12)
Capitol Trust I preferred securities            2,145                    2,145
                                             --------     -------     --------     --------     -----     --------
                 Total                         12,110        (292)      11,818        6,174       878        7,052
                                             --------     -------     --------     --------     -----     --------
Increase (decrease) in net
  interest income                            $  9,769     $(1,468)    $  8,301     $  6,031     $ (13)    $  6,018
                                             ========     =======     ========     ========     =====     ========

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and market value of investment securities as of year end 1999, 1998 and 1997 (in $1,000s):

                                                                    December 31
                                        ---------------------------------------------------------------------
                                                1999                    1998                   1997
                                        ---------------------    --------------------    --------------------
                                        Amortized     Market     Amortized    Market     Amortized    Market
                                          Cost        Value        Cost       Value        Cost       Value
                                          ----        -----        ----       -----        ----       -----
U.S. Treasury and government agencies   $100,211     $ 98,860     $80,445     $80,667     $60,430     $60,650
States and political subdivisions          2,537        2,515       2,897       2,930       1,610       1,603
Corporate bonds                              602          600
Other investments                            539          539
Other:
 Federal Reserve Bank stock                  266          266         116         116         116         116
 Federal Home Loan Bank stock              2,862        2,862       1,431       1,431       1,073       1,073
 Corporate stock                           1,003        1,003       1,003       1,003       1,028       1,028
 Other investments                           500          500         317         317
                                        --------     --------     -------     -------     -------     -------
   Total other securities                  4,631        4,631       2,867       2,867       2,217       2,217
                                        --------     --------     -------     -------     -------     -------

     Total investments                  $108,520     $107,145     $86,209     $86,464     $64,257     $64,470
                                        ========     ========     =======     =======     =======     =======

The table below shows the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 1999 (in $1,000s):

                                    U.S. Treasury and     States and Political
                                   Government Agencies        Subdivisions               Other
                                   ---------------------  ---------------------   ---------------------
                                               Weighted                Weighted                Weighted    Total
                                   Amortized   Average    Amortized    Average    Amortized    Average   Amortized
                                     Cost       Yield       Cost        Yield       Cost        Yield      Cost
                                     ----       -----       ----        -----       ----        -----      ----
Maturity:
 Due in one year or less           $ 45,398     5.21%      $   25       3.14%       $  890      5.10%     $ 46,313
 Due after one year but within
  five years                         50,668     5.76%       1,911       5.11%          251      6.88%       52,830
 Due after five years but within
  ten years                           2,002     6.54%         101       5.40%                                2,103
 Due after ten years                  2,143     6.49%         500       5.00%                                2,643
 Without stated maturities                                                           4,631       *           4,631
                                   --------                ------                   ------                --------

    Total                          $100,211                $2,537                   $5,772                $108,520
                                   ========                ======                   ======                ========

* Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 1999:

U.S. Treasury securities                                   7 months
U.S. Agencies                                2 years       5 months
States and political subdivisions            5 years       0 months

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of the end of each period are shown below (in $1,000s):

                                                                   December 31
                         ------------------------------------------------------------------------------------------
                                1999              1998              1997              1996              1995
                         ------------------  ---------------   ---------------   ---------------   ----------------
Commercial - real estate $  627,029  59.76%  $417,296  57.62%  $262,157  52.14%  $180,310  50.42%  $140,462  49.55%
Commercial - other          247,531  23.59%   173,055  23.89%   133,781  26.61%   103,151  28.84%    81,699  28.82%
                         ---------- ------   -------- ------   -------- ------   -------- ------   -------- ------
  Total commercial loans    874,560  83.35%   590,351  81.51%   395,938  78.75%   283,461  79.26%   222,161  78.37%

Real estate mortgage         96,000   9.15%    80,808  11.16%    66,630  13.25%    53,712  15.02%    48,954  17.27%
Installment                  78,644   7.50%    53,121   7.33%    40,187   7.99%    20,450   5.72%    12,356   4.36%
                         ---------- ------   -------- ------   -------- ------   -------- ------   -------- ------
  Total portfolio loans  $1,049,204 100.00%  $724,280 100.00%  $502,755 100.00%  $357,623 100.00%  $283,471 100.00%
                         ========== ======   ======== ======   ======== ======   ======== ======   ======== ======

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 1999 according to scheduled repayments of principal:


Aggregate maturities of portfolio loan        Fixed      Variable
balances which are due:                       Rate         Rate          Total
                                            --------     --------     ----------
In one year or less                         $188,633     $351,360     $  539,993
After one year but within five years         429,340       55,169        484,509
After five years                              11,114       10,676         21,790
Nonaccrual loans                                            2,912          2,912
                                            --------     --------     ----------
                   Total                    $629,087     $420,117     $1,049,204
                                            ========     ========     ==========

The following summarizes, in general, Capitol's various loan classifications:

     Commercial - real estate
     Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size approximates $500,000 and, at December 31, 1999, approximately 25% of such properties were owner-occupied.

     Commercial - other
     Includes a range of business credit products, current asset lines of credit and equipment term loans. These products bear higher inherent economic risk than other types of lending activities. A typical loan size approximates $250,000, and multiple account relationships serve to reduce such risks.

     Real Estate Mortgage
     Includes single family residential loans held for permanent portfolio, and home equity lines of credit. Risks are nominal, borne out by loss experience, housing economic data and loan-to-value percentages.

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

CAPITOL BANCORP LIMITED

The aggregate amount of nonperforming portfolio loans is shown below. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis, and
(b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. Nonperforming portfolio loans include all loans for which, based on the Capitol's loan rating system, management has concerns. Loans are placed in nonaccrual status when, in management's opinion, there is a reasonable probability of not collecting 100% of future principal and interest payments. In addition, certain loans, although current based on Capitol's rating criteria, are placed in nonaccrual status. Generally, loans are placed in nonaccrual status when they become 90 days delinquent; however, management may elect to continue the accrual of interest in certain circumstances. When interest accruals are discontinued, interest previously accrued (but unpaid) is reversed. If non- performing loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the year, additional interest income of $635,000 would have been recorded in 1999. Interest income recognized on loans in nonaccrual status in 1999 operations approximated $33,000. At December 31, 1999, there were no material amounts of loans which were restructured or otherwise renegotiated as a concession to troubled borrowers.

                                                                December 31
                                          -------------------------------------------------------
                                           1999        1998        1997        1996        1995
                                          -------     -------     -------     -------     -------
Nonperforming loans:                                            (in $1,000s)
Nonaccrual loans:  Commercial             $ 2,709     $ 2,608     $ 2,570     $   928     $   438
                   Real estate                103         199          59         107         115
                   Installment                100         185          59          22          28
                                          -------     -------     -------     -------     -------
      Total nonaccrual loans                2,912       2,992       2,688       1,057         581

Past due loans:    Commercial                 834       3,963         897       1,009         379
                   Real estate                196         183         401         549         299
                   Installment                182         104          25          84          82
                                          -------     -------     -------     -------     -------
      Total past due loans                  1,212       4,250       1,323       1,642         760
                                          -------     -------     -------     -------     -------

Total nonperforming loans                 $ 4,124     $ 7,242     $ 4,011     $ 2,699     $ 1,341
                                          =======     =======     =======     =======     =======
Nonperforming loans as a percentage
  of total portfolio loans                   0.39%       1.00%       0.80%       0.75%       0.47%
                                          =======     =======     =======     =======     =======
Nonperforming loans as a percentage
  of total assets                            0.32%       0.71%       0.58%       0.55%       0.35%
                                          =======     =======     =======     =======     =======
Allowance for loan losses as a
  percentage of nonperforming loans        306.47%     121.75%     155.30%     169.62%     274.94%
                                          =======     =======     =======     =======     =======

The table below summarizes activity in other real estate owned (in $1,000s):

                                                          Year Ended December 31
                                          -------------------------------------------------------
                                           1999        1998        1997        1996        1995
                                          -------     -------     -------     -------     -------
Other real estate owned at January 1      $   541     $   165     $   313     $   972     $ 1,255

Properties acquired in restructure
  of loans or in lieu of foreclosure        3,426         612                               1,635

Properties sold                              (376)       (161)       (128)       (520)     (1,714)

Payments received from borrowers or
  tenants, credited to carrying amount                    (75)        (10)        (47)

Other changes, net                             23                     (10)        (92)       (204)
                                          -------     -------     -------     -------     -------

Other real estate owned at December 31    $ 3,614     $   541     $   165     $   313     $   972
                                          =======     =======     =======     =======     =======
Other real estate owned loss reserve at
  January 1                               $     0     $     0     $     0     $     0     $    64
Net charge-offs                                                                                64
                                          -------     -------     -------     -------     -------
Other real estate owned loss reserve
  at December 31                          $     0     $     0     $     0     $     0     $     0
                                          =======     =======     =======     =======     =======

Of the other real estate owned at December 31, 1999, one property, with a carrying value of $2.7 million is partially guaranteed by an agency of the federal government. Other real estate owned is valued at the lower of cost or fair value (net of estimated selling cost) at the date of transfer/ acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios each period:

                                                                      Year Ended December 31
                                                   ----------------------------------------------------------
                                                      1999         1998        1997        1996        1995
                                                   ----------    --------    --------    --------    --------
                                                                           (in $1,000s)
Allowance for loan losses at January 1             $    8,817    $  6,229    $  4,578    $  3,687    $  3,220

Loans charged-off:
  Commercial                                            1,201       1,165         551         308         547
  Real estate                                                           9         117          35
  Installment                                              97         131          49          94          47
                                                   ----------    --------    --------    --------    --------
    Total charge-offs                                   1,298       1,305         717         437         594
Recoveries:
  Commercial                                              391         336         288         119         178
  Real estate                                               6           4          18           8           3
  Installment                                              13          30          13           5          41
                                                   ----------    --------    --------    --------    --------
    Total recoveries                                      410         370         319         132         222
                                                   ----------    --------    --------    --------    --------
    Net charge-offs                                       888         935         398         305         372
Additions to allowance charged to expense               4,710       3,523       2,049       1,196         839
                                                   ----------    --------    --------    --------    --------

  Allowance for loan losses at December 31         $   12,639    $  8,817    $  6,229    $  4,578    $  3,687
                                                   ==========    ========    ========    ========    ========

Total portfolio loans outstanding at December 31   $1,049,204    $724,280    $502,755    $357,623    $283,471
                                                   ==========    ========    ========    ========    ========
Ratio of allowance for loan losses to
  portfolio loans outstanding                            1.20%       1.22%       1.24%       1.28%       1.30%
                                                   ==========    ========    ========    ========    ========

Average total portfolio loans for the year         $  872,481    $605,923    $425,664    $318,491    $264,919
                                                   ==========    ========    ========    ========    ========
Ratio of net charge-offs to average
  portfolio loans outstanding                            0.10%       0.15%       0.09%       0.10%       0.14%
                                                   ==========    ========    ========    ========    ========

The allowance for loan losses has been established as a general allowance for losses on the loan portfolio estimated at the balance sheet date. For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table, which include all loans which, based on Capitol's loan rating system, management has concerns, should not be interpreted as an indication of future charge-offs and the amounts allocated are not intended to reflect the amount that may be available for future losses since the allowance is a general allowance.

                                                                December 31
                                        ----------------------------------------------------------
                                           1999         1998        1997        1996        1995
                                        ----------    --------    --------    --------    --------
                                                                (in $1,000s)
Commercial                              $    5,965    $  4,501    $  2,875    $  2,281    $  1,726
Real estate mortgage                           165         127         103          67          67
Installment                                    385         262         185         100          57
Unallocated                                  6,124       3,927       3,066       2,130       1,837
                                        ----------    --------    --------    --------    --------

  Total allowance for loan losses       $   12,639    $  8,817    $  6,229    $  4,578    $  3,687
                                        ==========    ========    ========    ========    ========

    Total portfolio loans outstanding   $1,049,204    $724,280    $502,755    $357,623    $283,471
                                        ==========    ========    ========    ========    ========
Ratio of allowance to portfolio loans
  outstanding                                 1.20%       1.22%       1.24%       1.28%       1.30%
                                        ==========    ========    ========    ========    ========

In addition to the allowance for loan losses, certain commercial loans participate in a loan program sponsored by the State of Michigan. Under that program, the governmental unit shares loss exposure on such loans by funding reserves which are placed as deposits at the bank. Loans participating in this program and related reserves approximated $34.3 million and $2 million, respectively, at December 31, 1999. Such reserve amounts are separate and excluded from the allowance for loan losses.

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED



The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 1999, 1998 and 1997:

                                                                December 31
                                       --------------------------------------------------------------
                                              1999                  1998                 1997
                                       ------------------    ------------------    ------------------
                                                  Average               Average               Average
                                        Amount     Rate       Amount     Rate       Amount     Rate
                                       --------   -------    --------   -------    --------   -------
Noninterest-bearing demand deposits    $130,457              $ 94,077              $ 62,166
Savings deposits                         42,828    3.61%       37,517    3.96%       38,496    4.01%
Time deposits under $100,000            285,683    5.51%      259,916    6.20%      200,108    6.09%
Time deposits of $100,000 or more       252,713    5.32%      165,627    5.63%      104,501    5.99%
Other interest-bearing deposits         276,670    4.05%      189,707    3.80%      110,395    3.72%
                                       --------              --------              --------

  Total deposits                       $988,351              $746,844              $515,666
                                       ========              ========              ========

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 1999 (in $1,000s):

Three months or less                   $110,804
Three months to twelve months           163,698
Over 12 months                           35,571
                                       --------

  Total                                $310,073
                                       ========

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

                                                     Year Ended December 31
                                                  ----------------------------
                                                   1999       1998       1997
                                                   ----       ----       ----
Net Income as a percentage of:
  Average stockholders' equity                    10.66%     10.19%     13.28%
  Average total assets                             0.47%      0.55%      0.96%

Average stockholders' equity as
  a percentage of average total assets             4.44%      5.36%      7.22%

Dividend payout ratio (cash dividends per share
 as a percentage of net income per share):
  Basic                                           42.86%     45.00%     32.97%
  Diluted                                         43.37%     46.25%     34.09%

ITEM 2. PROPERTIES.

     Substantially all of the office locations are leased. Each of Capitol's banks operate from a single location, except Capitol National Bank (which has one branch location in Okemos, Michigan) and Sunrise Bank of Arizona (which had a loan production office in Albuquerque, New Mexico at year end 1999). The addresses of each bank's main office are stated on pages 6-26, Marketing Section of Annual Report, which are incorporated herein by reference.

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

     The principal offices of Capitol are located within the same building as Capitol National Bank in Lansing, Michigan. Those headquarters include administrative, operations, accounting, and executive staff and the Corporation's data center.

     Sun Community Bancorp Limited (a second-tier, 51%-owned bank holding company headquartered in Arizona) occupies executive office space adjacent to Camelback Community Bank in Phoenix.

     Certain of the office locations are leased from related parties. Incorporated by reference from Page 34, Financial Information Section of Annual Report, under the caption "Note F--Premises and Equipment" and Pages 13-14, Proxy Statement, from the 1st to 3rd paragraph thereunder under the caption "Certain Relationships and Related Transactions".

     Management believes Capitol's and its banks' offices to be in good and adequate condition and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 1999, there were no material pending legal proceedings to which Capitol or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1999, no matters were submitted to a vote by security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A.   Market Information:

          Incorporated by reference from Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock", Pages 36-38, Financial Information Section of Annual Report, under the caption "Note J--Common Stock and Stock Options" and Page 28, Marketing Section of Annual Report, under the caption "Shareholder Information".

     B.   Holders:

          Incorporated by reference from first sentence of third paragraph on Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock".

     C.   Dividends:

          Incorporated by reference from Page 22, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share", Pages 42-43, Financial Information Section of Annual Report, under the caption "Note O--Dividend Limitations of Subsidiaries and Other Capital Requirements" and the first full paragraph commencing on Page 30, Financial Information Section of Annual Report, under the caption "Note H--Debt Obligations".

ITEM 6. SELECTED FINANCIAL DATA.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 1999, 1998, 1997, 1996, and 1995".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from Pages 5-21, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Page 4, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference from Pages 17-20, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page 4, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 (under subcaption "A. Exhibits") of this Form 10-K for specific description of financial statements incorporated by reference from Financial Information Section of Annual Report.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from Pages 4-5, Proxy Statement, under the caption "Election of Directors" and Pages 4-5, Marketing Section of Annual Report, under the caption "Officers of the Corporation".

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference from Pages 8-12, Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from Page 3, Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof", Pages 4-5, Proxy Statement, under the caption "Election of Directors" and Page 8, Proxy Statement, third paragraph under the caption "Meetings of the Board of Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from Pages 13-14, Proxy Statement, under the caption "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     A.   Exhibits:

          The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and report of independent auditors included on Pages 22-46 of the Financial Information Section of Annual Report of the registrant to its stockholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

          Report of Independent Auditors.

          Consolidated balance sheets--December 31, 1999 and 1998.

          Consolidated statements of income--Years ended December 31, 1999, 1998 and 1997.

          Consolidated statements of changes in stockholders' equity--Years ended December 31, 1999, 1998 and 1997.

          Consolidated statements of cash flows--Years ended December 31, 1999, 1998 and 1997.

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

     B.   Reports on Form 8-K:

          During the fourth quarter of 1999, no reports on Form 8-K were filed by the registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD.
Registrant

By: /s/ Joseph D. Reid                     By: /s/ Lee W. Hendrickson
    -----------------------------              ---------------------------------
    Joseph D. Reid                             Lee W. Hendrickson
    Chairman, President and                    Executive Vice President and
    Chief Executive Officer                    Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 20, 2000.

/s/ Joseph D. Reid                            /s/ Robert C. Carr
-------------------------------------         ---------------------------------
Joseph D. Reid, Chairman, President,          Robert C. Carr, Executive Vice
Chief Executive Officer and Director          President, Treasurer and Director

/s/ David O'Leary                             /s/ Louis G. Allen
-------------------------------------         ---------------------------------
David O'Leary, Secretary and Director         Louis G. Allen, Director

/s/ Paul R. Ballard
-------------------------------------         ---------------------------------
Paul R. Ballard, Executive                    David L. Becker, Director
Vice President and Director

                                              /s/ James C. Epolito
-------------------------------------         ---------------------------------
Douglas E. Crist, Director                    James C. Epolito, Director

/s/ Gary A. Falkenberg                        /s/ Joel I. Ferguson
-------------------------------------         ---------------------------------
Gary A. Falkenberg, Director                  Joel I. Ferguson, Director

/s/ Kathleen A. Gaskin                        /s/ H. Nicholas Genova
-------------------------------------         ---------------------------------
Kathleen A. Gaskin, Director                  H. Nicholas Genova, Director

/s/ L. Douglas Johns
-------------------------------------         ---------------------------------
L. Douglas Johns, Director                    Michael L. Kasten, Director

                                              /s/ Lyle W. Miller
-------------------------------------         ---------------------------------
Leonard Maas, Director                        Lyle W. Miller, Director

                                  EXHIBIT INDEX

                                                                 Page Number or
                                                                 Incorporated by
Exhibit No.                Description                           Reference From:
-----------                -----------                           ---------------

 3                 Articles of Incorporation and
                   Bylaws                                               (1)

 4                 Instruments Defining the Rights
                   of Security Holders:
          (a)      Common Stock Certificate                             (1)
          (b)      Indenture dated December 18, 1997                   (14)
          (c)      Subordinated Debenture                              (14)
          (d)      Amended and Restated Trust Agreement
                   dated December 18, 1997                             (14)
          (e)      Preferred Security Certificate dated
                   December 18, 1997                                   (14)
          (f)      Preferred Securities Guarantee Agreement
                   of Capitol Trust I dated December 18, 1997          (14)
          (g)      Agreement as to Expenses and Liabilities
                   of Capitol Trust I                                  (14)

10                 Material Contracts:
          (a)      Joseph D. Reid Employment
                   Agreement (as amended effective
                   January 1, 1989)                                     (2)
          (b)      Profit Sharing/401(k) Plan
                   (as amended and restated April 1, 1995)             (13)
          (b1)     First and Second Amendments to Profit Sharing/
                   401(k) Plan                                         (15)
          (b2)     Third, Fourth and Fifth Amendments to Profit
                   Sharing/401(k) Plan
          (c)      Lease Agreement with Business &
                   Trade Center, Ltd.                                  (11)
          (d)      Employee Stock Ownership Plan
                   (as amended and restated February
                   10, 1994)                                           (12)
          (d1)     Second and Third Amendments to Employee
                   Stock Ownership Plan                                (15)
          (d2)     Fourth Amendment to Employee Stock
                   Ownership Plan
          (e)      Employment Agreements with
                   Robert C. Carr, John C. Smythe,
                   and Charles J. McDonald                              (2)
          (f)      Executive Supplemental Income
                   Agreements with Robert C. Carr,
                   Paul R. Ballard, Richard G. Dorner,
                   James R. Kaye, Scott G. Kling,
                   John D. Groothuis, David K. Powers,
                   John C. Smythe and Charles J.
                   McDonald                                            (13)

                                                                 Page Number or
                                                                 Incorporated by
Exhibit No.                Description                           Reference From:
-----------                -----------                           --------------

10                 Material Contracts--continued:

          (g)      Amendment to Employment Agreement
                   of Joseph D. Reid, dated October
                   2, 1989                                              (3)
          (h)      Consolidation Agreement between
                   the Corporation and Portage
                   Commerce Bank                                        (4)
          (i)      Amendment to Employment Agreement
                   of Joseph D. Reid, dated
                   January 30, 1990                                     (5)
          (j)      Employment Agreements with
                   Paul R. Ballard and Richard G.
                   Dorner                                               (6)
          (k)      Employment Agreement with
                   David K. Powers                                      (7)
          (l)      Definitive Exchange Agreement and
                   Closing Memorandum between the
                   Registrant and United Savings
                   Bank, FSB                                            (8)
          (m)      Employment Agreement with James
                   R. Kaye                                              (9)
          (n)      Definitive Exchange Agreement
                   between the Registrant and
                   Financial Center Corporation                        (10)
          (o)      Employment Agreement by and between Sun
                   Community Bancorp Limited and Joseph D.
                   Reid.  (Exhibit 10.1 of Sun Community
                   Bancorp Limited)                                    (16)
          (p)      Employment Agreement by and between Sun
                   Community Bancorp Limited and John S.
                   Lewis.  (Exhibit 10.7 of Sun Community
                   Bancorp Limited)                                    (16)
          (q)      Anti-dilution Agreement by and between Sun
                   Community Bancorp Limited and Capitol
                   Bancorp Ltd.  (Exhibit 10.10 of Sun
                   Community Bancorp Limited)                          (16)

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

(10)  Form S-4, Reg. No. 33-73474, filed December 27, 1993.

(11)  Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.

(12)  Form 10-KSB for year ended December 31, 1994, filed March 15, 1995.

(13)  Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.

(14) Post Effective Amendment No.1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.

(15)  Form 10-K for year ended December 31, 1998, filed March 17, 1999.

(16) Amendment No. 2 to the Registration Statement on Form S-1 of Sun Community Bancorp Limited (Registration No. 333-76719) dated June 15, 1999.