Form 10-Q
period 2000-03-31
CAPITOL BANCORP LTD
filed 2000-05-15
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from              to
                                  --------------  ----------------

                        Commission file number 33-24728C

                              CAPITOL BANCORP LTD.
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                            38-2761672
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

200 WASHINGTON SQUARE NORTH, LANSING, MICHIGAN                     48933
  (Address of principal executive offices)                       (Zip Code)

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

 Common stock, No par value: 6,901,392 shares outstanding as of April 30, 2000.

                                      INDEX

PART I. FINANCIAL INFORMATION

                           FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this document, including Capitol's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "believe", and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) "Year 2000" computer, imbedded chip and data processing issues, and (xii) other risks detailed in Capitol's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

                                                                            Page
                                                                            ----
Item 1.  Financial Statements:
         Consolidated balance sheets - March 31, 2000 and
           December 31, 1999.                                                 3
         Consolidated statements of income - Three months ended
           March 31, 2000 and 1999.                                           4
         Consolidated statements of changes in stockholders'
           equity - Three months ended March 31, 2000 and 1999.               5
         Consolidated statements of cash flows - Three months
           ended March 31, 2000 and 1999.                                     6
         Notes to consolidated financial statements.                          7
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                              10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  18
Item 2.  Changes in Securities.                                              18
Item 3.  Defaults Upon Senior Securities.                                    18
Item 4.  Submission of Matters to a Vote of Security Holders.                18
Item 5.  Other Information.                                                  18
Item 6.  Exhibits and Reports on Form 8-K.                                   18

SIGNATURES                                                                   19

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999

                                                                        March 31            December 31
                                                                          2000                 1999
                                                                       -----------         -----------
                                                                              (in thousands)
ASSETS
Cash and due from banks                                                $    57,022         $    41,757
Interest-bearing deposits with banks                                         7,116              12,025
Federal funds sold                                                          62,950              50,524
                                                                       -----------         -----------
         Cash and cash equivalents                                         127,088             104,306
Loans held for resale                                                        3,415               9,078
Investment securities:
  Available for sale, carried at market value                               77,520             102,514
  Held for long-term investment, carried at
   amortized cost which approximates market value                            4,881               4,631
                                                                       -----------         -----------
         Total investment securities                                        82,401             107,145
Portfolio loans:
  Commercial                                                               950,631             874,560
  Real estate mortgage                                                      98,964              96,000
  Installment                                                               82,147              78,644
                                                                       -----------         -----------
         Total portfolio loans                                           1,131,742           1,049,204
  Less allowance for loan losses                                           (13,853)            (12,639)
                                                                       -----------         -----------
         Net portfolio loans                                             1,117,889           1,036,565
Premises and equipment                                                      14,088              14,396
Accrued interest income                                                      7,595               7,206
Excess of cost over net assets of acquired subsidiaries                      3,903               3,652
Other assets                                                                23,353              23,639
                                                                       -----------         -----------

               TOTAL ASSETS                                            $ 1,379,732         $ 1,305,987
                                                                       ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                  $   164,605         $   147,036
  Interest-bearing                                                       1,031,431             965,757
                                                                       -----------         -----------
         Total deposits                                                  1,196,036           1,112,793
Debt obligations                                                            34,100              47,400
Accrued interest on deposits and other liabilities                          12,253              12,242
                                                                       -----------         -----------
         Total liabilities                                               1,242,389           1,172,435

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                              24,300              24,291

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                             56,037              54,593

STOCKHOLDERS' EQUITY
Common stock, no par value:
  25,000,000 shares authorized; issued and
  outstanding: 2000 - 6,900,376 shares
               1999 - 6,769,521 shares                                      58,034              56,648
Retained earnings                                                            2,166               1,068
Market value adjustment (net of tax effect)
  for investment securities available for sale
  (accumulated other comprehensive income)                                  (1,053)               (907)
                                                                       -----------         -----------
                                                                            59,147              56,809
Less note receivable from exercise of stock options
  and unallocated ESOP shares                                               (2,141)             (2,141)
                                                                       -----------         -----------
         Total stockholders' equity                                         57,006              54,668
                                                                       -----------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,379,732         $ 1,305,987
                                                                       ===========         ===========

                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2000 and 1999
                      (in thousands, except per share data)

                                                                          Three Months Ended March 31
                                                                         -----------------------------
                                                                            2000                1999
                                                                          --------            --------
Interest income:
  Portfolio loans (including fees)                                       $ 26,370             $ 17,603
  Loans held for resale                                                        96                  471
  Taxable investment securities                                             1,195                  965
  Federal funds sold                                                          900                1,367
  Interest-bearing deposits with banks and other                              168                   52
  Dividends on investment securities                                           60                   33
                                                                         --------             --------
         Total interest income                                             28,789               20,491

Interest expense:
  Demand deposits                                                           3,366                2,368
  Savings deposits                                                            408                  357
  Time deposits                                                             8,868                7,049
  Debt obligations and other                                                1,382                  827
                                                                         --------             --------
         Total interest expense                                            14,024               10,601
                                                                         --------             --------
         Net interest income                                               14,765                9,890
Provision for loan losses                                                   1,362                  809
                                                                         --------             --------
         Net interest income after provision
          for loan losses                                                  13,403                9,081

Noninterest income:
  Service charges on deposit accounts                                         461                  323
  Trust fee income                                                            262                  117
  Fees from origination of non-portfolio residential
   mortgage loans                                                             297                  335
  Realized gain (loss) on sale of investment securities
   available for sale                                                          (4)                  21
  Other                                                                       311                  245
                                                                         --------             --------
         Total noninterest income                                           1,327                1,041

Noninterest expense:
  Salaries and employee benefits                                            6,732                4,623
  Occupancy                                                                 1,043                  783
  Equipment rent, depreciation and maintenance                                948                  858
  Deposit insurance premiums                                                   47                   29
  Other                                                                     3,453                1,473
                                                                         --------             --------
         Total noninterest expense                                         12,223                7,766
                                                                         --------             --------
Income before federal income taxes, minority interest
 and cumulative effect of change in accounting principle                    2,507                2,356
Federal income taxes                                                          897                  765
                                                                         --------             --------
Income before minority interest and cumulative effect
 of change in accounting principle                                          1,610                1,591
Credit (charge) resulting from minority interest in
 net losses (income) of consolidated subsidiaries                             108                 (252)
                                                                         --------             --------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                                    1,718                1,339
Cumulative effect of change in accounting principle -- Note B                                     (197)
                                                                         --------             --------

         NET INCOME                                                      $  1,718             $  1,142
                                                                         ========             ========

         NET INCOME PER SHARE -- Note D

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2000 and 1999
                        (in thousands except share data)

                                                                                               Note
                                                                                            Receivable
                                                                                               from
                                                                                            Exercise of
                                                                                           Stock Options
                                                                              Accumulated       and
                                                                                Other       Unallocated
                                                     Common      Retained    Comprehensive     ESOP
                                                      Stock      Earnings       Income        Shares       Total
                                                     --------     -------       -------       -------     -------
THREE MONTHS ENDED MARCH 31, 1999

Balances at January 1, 1999                          $ 51,868     $(2,019)      $   168       $  (725)    $49,292

Cash dividends paid                                                  (571)                                   (571)

Components of comprehensive income:
  Net income for the period                                         1,142                                   1,142
  Market value adjustment for investment securities
   available for sale (net of income tax effect)                                   (201)                     (201)
                                                                                                          -------
  Comprehensive income for the period                                                                         941
                                                     --------     -------       -------       -------     -------
BALANCES AT MARCH 31, 1999                           $ 51,868     $(1,448)      $   (33)      $  (725)    $49,662
                                                     ========     =======       =======       =======     =======

THREE MONTHS ENDED MARCH 31, 2000

Balances at January 1, 2000                          $ 56,648     $ 1,068       $  (907)      $(2,141)    $54,668

Issuance of 6,000 shares of common stock                   49                                                  49
  upon exercise of stock options

Issuance of 124,855 shares of common stock to
  acquire minority interest in bank subsidiary          1,337                                               1,337

Cash dividends paid                                                  (620)                                   (620)

Components of comprehensive income:
  Net income for the period                                         1,718                                   1,718
  Market value adjustment for investment securities
   available for sale (net of income tax effect)                                   (146)                     (146)
                                                                                                          -------
    Comprehensive income for the period                                                                     1,572
                                                     --------     -------       -------       -------     -------
     BALANCES AT MARCH 31, 2000                      $ 58,034     $ 2,166       $(1,053)      $(2,141)    $57,006
                                                     ========     =======       =======       =======     =======

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999

                                                                                 2000              1999
                                                                              ---------          ---------
                                                                                     (in thousands)
OPERATING ACTIVITIES
  Net income                                                                 $   1,718           $   1,142
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                  1,362                 809
      Depreciation of premises and equipment                                       798                 657
      Amortization of goodwill and other intangibles                               120                 515
      Net amortization (accretion) of investment security discounts                  2                (146)
      Gain on sale of premises and equipment                                        (3)                 (6)
      Minority interest in net income (losses) of
        consolidated subsidiaries                                                 (108)                252
      Cumulative effect of change in accounting principle                                              197
  Originations and purchases of loans held for resale                          (25,527)           (107,208)
  Proceeds from sales of loans held for resale                                  31,190             115,831
  Increase in accrued interest income  and other assets                           (390)             (1,120)
  Increase (decrease) in accrued interest and other liabilities                     11                 (97)
                                                                             ---------           ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 9,173              10,826

INVESTING ACTIVITIES
  Proceeds from sale of investment securities available for sale                   995               1,500
  Proceeds from maturities of investment securities
    available for sale                                                          32,868              45,177
  Purchases of investment securities available for sale                         (9,342)            (42,127)
  Net increase in portfolio loans                                              (82,686)            (56,830)
  Proceeds from sales of premises and equipment                                     12                  24
  Purchases of premises and equipment                                             (499)               (779)
                                                                             ---------           ---------
       NET CASH USED BY INVESTING ACTIVITIES                                   (58,652)            (53,035)

FINANCING ACTIVITIES
  Net payments on debt obligations                                             (13,300)             (6,900)
  Resources provided by minority interests                                       2,889                 129
  Net proceeds from issuance of common stock                                        49
  Cash dividends paid                                                             (620)               (571)
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                            38,018              36,344
  Net increase in certificates of deposit                                       45,225              11,572
                                                                             ---------           ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                72,261              40,574
                                                                             ---------           ---------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         22,782              (1,635)

Cash and cash equivalents at beginning of period                               104,306             151,045
                                                                             ---------           ---------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 127,088           $ 149,410
                                                                             =========           =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     The consolidated balance sheet as of December 31, 1999 was derived from audited consolidated financial statements as of that date. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE B - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     AICPA Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, requires start-up, preopening and organizational costs to be charged to expense when incurred. The initial application of this statement, which became effective January 1, 1999, required the write-off of any such costs previously capitalized. Implementation of this new statement is shown as a cumulative effect adjustment in the first quarter of 1999.

NOTE C - NEW BANKS AND PENDING BANK APPLICATIONS

     Black Mountain Community Bank, located in Henderson, Nevada, opened in March 2000. It is majority-owned by Nevada Community Bancorp Limited which is majority-owned by Sun Community Bancorp Limited, a majority-owned subsidiary of Capitol.

     In early 2000, First California Northern Bancorp and First California Southern Bancorp were formed to facilitate bank development strategies in California.

     At March 31, 2000, applications were pending for a new bank in New Mexico.

NOTE D - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                             Three Months Ended March 31
                                                          --------------------------------
                                                              2000               1999
                                                          ------------       -------------
Numerator--net income for the period                      $  1,718,000       $   1,142,000
                                                          ============       =============
Denominator:
 Weighted average number of common shares outstanding
 (denominator for basic earnings per share)                  6,853,096           6,344,886

 Effect of dilutive securities--stock options                   29,705             159,941
                                                          ------------       -------------
Denominator for dilutive net income per share--
 Weighted average number of common shares and
   potential dilution                                        6,882,801           6,504,827
                                                          ============       =============
Net income per share:
 Before cumulative effect of change in accounting
   principle:
    Basic                                                 $       0.25       $        0.21
                                                          ============       =============
    Diluted                                               $       0.25       $        0.21
                                                          ============       =============
 After cumulative effect of change in accounting
   principle:
    Basic                                                 $       0.25       $        0.18
                                                          ============       =============
    Diluted                                               $       0.25       $        0.18
                                                          ============       =============

NOTE E - SUBSEQUENT EVENT

     In early May 2000, Capitol completed a private placement of approximately 275,000 shares of common stock and 55,000 warrants (each such warrant permitting the holder to purchase one share of common stock prior to the expiration date of the warrant in May 2002). Proceeds from the offering approximated $3 million and will be used for debt retirement and additional investment in bank development activities.

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

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Total assets approximated $1.38 billion at March 31, 2000, an increase of $74 million from the December 31, 1999 level of $1.31 billion. The consolidated balance sheets include Capitol and its majority-owned subsidiaries.

     Portfolio loans increased during the three-month period by approximately $83 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $76 million, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2000 is net of about $10 million of loans sold to other financial institutions.

     The allowance for loan losses at March 31, 2000 approximated $13.9 million or 1.22% of total portfolio loans, a slight increase from the year-end 1999 ratio of 1.20%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                         2000            1999
                                                      ----------       --------

Allowance for loan losses at January 1                $   12,639       $  8,817

Loans charged-off:
  Commercial                                                 175            102
  Real estate mortgage                                        44
  Installment                                                 22             28
                                                      ----------       --------
         Total charge-offs                                   241            130

Recoveries:
  Commercial                                                  86             44
  Real estate mortgage                                         2              2
  Installment                                                  5              1
                                                      ----------       --------
         Total recoveries                                     93             47
                                                      ----------       --------
         Net charge-offs                                     148             83

Additions to allowance charged to expense                  1,362            809
                                                      ----------       --------

  Allowance for loan losses at March 31               $   13,853       $  9,543
                                                      ==========       ========
Average total portfolio loans for period
  ended March 31                                      $1,092,668       $751,348
                                                      ==========       ========
Ratio of net charge-offs to average
  portfolio loans outstanding                               0.01%          0.01%
                                                      ==========       ========

     For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table (in thousands), which includes all loans for which, based on Capitol's loan rating system management has concerns, should not be interpreted as an indication of future charge-offs. In addition, amounts allocated are not intended to reflect the amount that may be available for future losses.

                                      March 31, 2000         December 31, 1999
                                  ---------------------   ----------------------
                                             Percentage               Percentage
                                              of Total                 of Total
                                             Portfolio                 Portfolio
                                               Loans                     Loans
                                               -----                     -----

Commercial                       $    6,393     .56%      $    5,965      .57%

Real estate mortgage                    270     .02              165      .01

Installment                             314     .03              385      .04

Unallocated                           6,876     .61            6,124      .58
                                 ----------   -----       ----------    -----
Total allowance for loan losses  $   13,853    1.22%      $   12,639     1.20%
                                 ==========   =====       ==========    =====
  Total portfolio
    loans outstanding            $1,131,742               $1,049,204
                                 ==========               ==========

     In addition to the allowance for loan losses, certain loans to Michigan borrowers are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At March 31, 2000, total loans under this program approximated $34.5 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $2 million and are not included in the recorded allowance for loan losses.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1999 and through March 31, 2000.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                        March 31          Dec 31
                                                          2000             1999
                                                         ------           ------
Nonaccrual loans:
  Commercial                                             $3,261           $2,709
  Real estate                                                 2              103
  Installment                                               138              100
                                                         ------           ------
Total nonaccrual loans                                    3,401            2,912

Past due (>90 days) loans:
  Commercial                                              1,443              834
  Real estate                                               177              196
  Installment                                               185              182
                                                         ------           ------
Total past due loans                                      1,805            1,212
                                                         ------           ------

Total nonperforming loans                                $5,206           $4,124
                                                         ======           ======

     Nonperforming loans increased approximately $1.1 million during the three-month period ended March 31, 2000. Most of the nonaccrual loans at March 31, 2000 are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     If nonperforming loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the period, additional interest income of $93,000 and $150,000 would have been recorded for the three months ended March 31, 2000 and 1999, respectively. Interest income recognized on loans in nonaccrual status for those periods approximated $79,000 and $12,000, respectively.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $3.2 million at March 31, 2000 and $3.6 million at December 31, 1999.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and certain ratios (dollars in thousands):

                                                                                                       Allowance as a
                                                                                                         Percentage
                                               Total             Allowance for        Nonperforming       of Total
                                          Portfolio Loans         Loan Losses             Loans        Portfolio Loans
                                      -----------------------  -----------------   -----------------   ----------------
                                       March 31      Dec 31    March 31   Dec 31   March 31   Dec 31   March 31  Dec 31
                                         2000         1999       2000      1999      2000      1999      2000     1999
                                      ----------   ----------  -------   -------   -------   -------    ----     ----
Ann Arbor Commerce Bank               $  192,157   $  186,022   $ 2,594   $ 2,511   $   416   $   492    1.35%    1.35%
Brighton Commerce Bank                    47,047       46,673       486       467                        1.03     1.00
Capitol National Bank                    120,543      120,097     1,560     1,581       674       769    1.29     1.32
Detroit Commerce Bank(1)                  20,786       20,694       215       209                        1.03     1.01
Grand Haven Bank                          63,122       61,498       823       802       407       257    1.30     1.30
Kent Commerce Bank(1)                     41,420       36,429       427       365                        1.03     1.00
Macomb Community Bank                     77,993       69,570       780       696                   9    1.00     1.00
Muskegon Commerce Bank(1)                 47,600       41,848       491       419        37        13    1.03     1.00
Oakland Commerce Bank                     81,472       77,192     1,029       880     1,483     1,504    1.26     1.14
Paragon Bank & Trust                      69,754       69,752       819       804        35        64    1.17     1.15
Portage Commerce Bank                    110,571      107,792     1,457     1,386     1,347       982    1.32     1.29
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)                6,041        4,042        73        48                        1.21     1.19
Sun Community Bancorp Limited:
  Bank of Tucson                          61,555       59,088       763       725                        1.24     1.23
  Camelback Community Bank(1)             27,510       22,731       293       228                        1.07     1.00
  East Valley Community Bank(1)            6,640        4,335        70        44                        1.05     1.01
  Mesa Bank(1)                            23,519       18,884       247       189                        1.05     1.00
  Southern Arizona Community Bank(1)      24,732       20,610       260       207                        1.05     1.00
  Valley First Community Bank(1)          39,403       36,334       461       418       423        34    1.17     1.15
Nevada Community Bancorp Limited:
  Black Mountain Community Bank(1)            39                      1                                  2.59
  Desert Community Bank(1)                17,855       11,438       252       154       384              1.41     1.35
  Red Rock Community Bank(1)              16,491        7,861       268       156                        1.63     1.98
Sunrise Capital Corporation:
  Sunrise Bank of Arizona(1)              34,130       24,952       312       250                        0.91     1.00
Other, net                                 1,362        1,362       172       100
                                      ----------   ----------   -------   -------   -------   -------    ----     ----
     Consolidated                     $1,131,742   $1,049,204   $13,853   $12,639   $ 5,206   $ 4,124    1.22%    1.20%
                                      ==========   ==========   =======   =======   =======   =======    ====     ====

(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

     Noninterest-bearing deposits approximated 13.8% of total deposits at March 31, 2000, a slight increase from the December 31, 1999 level of 13.2%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

              [The remainder of this page intentionally left blank]

Results of Operations

     Net income for the three months ended March 31, 2000 amounted to $1,718,000 ($.25 per share), an increase from the $1,339,000 ($.21 per share) earned from operations during the corresponding period of 1999. Net income in 1999, after the cumulative effect of a change in accounting principle, approximated $1,142,000 ($.18 per share).

     First quarter 2000 earnings were a new record level of income and net income per share. This period was benefited by strong bank performance coupled with earnings from Sun Community Bancorp, the southwestern bank development affiliate.

     Operating results (in thousands) were as follows:

                                                                              Three months ended March 31
                                                                ------------------------------------------------------
                                                                                      Return on          Return on
                                           Total Assets            Net Income      Beginning Equity   Average Assets
                                     ------------------------   ----------------   -----------------  ----------------
                                       March 31       Dec 31
                                         2000          1999       2000     1999      2000      1999     2000    1999
                                         ----          ----       ----     ----      ----      ----     ----    ----
Ann Arbor Commerce Bank              $  217,542    $  214,955   $   844   $  580    21.84%    17.98%   1.56%    1.21%
Brighton Commerce Bank                   57,736        55,400       122       87    10.41      9.38     .86      .72
Capitol National Bank                   137,615       133,179       532      506    21.41     20.74    1.54     1.58
Detroit Commerce Bank                    28,670        28,160        (9)    (140)     n/a       n/a     n/a      n/a
Grand Haven Bank                         72,538        72,915       281      229    21.04     19.39    1.56     1.37
Kent Commerce Bank                       44,865        38,865       (18)     (26)     n/a       n/a     n/a      n/a
Macomb Community Bank                   106,203        99,214       239      130    11.91      8.50     .88      .68
Muskegon Commerce Bank                   52,817        47,405       115       (5)   11.94       n/a     .91      n/a
Oakland Commerce Bank                    92,669        93,065       267      213    14.38     12.91    1.15      .83
Paragon Bank & Trust                     86,336        87,259       149       96     8.99      5.98     .68      .45
Portage Commerce Bank                   127,311       123,398       462      416    20.90     21.40    1.47     1.54
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)              14,582        10,798       (87)     n/a      n/a       n/a     n/a      n/a
Sun Community Bancorp Limited:
  Bank of Tucson                         89,115        82,113       455      247    26.24     16.34    2.05     1.45
  Camelback Community Bank               38,447        30,254         3     (177)     .36       n/a     .04      n/a
  East Valley Community Bank(1)          10,832        10,757      (201)     n/a      n/a       n/a     n/a      n/a
  Mesa Bank                              29,194        24,738         2      (92)     .21       n/a     .03      n/a
  Southern Arizona Community Bank        29,176        25,778         3     (142)     .32       n/a     .04      n/a
  Valley First Community Bank            45,558        45,678       109       49    10.57      4.88    1.00      .59
Nevada Community Bancorp Limited:
  Black Mountain Community Bank(2)        5,614           n/a       (98)     n/a      n/a       n/a     n/a      n/a
  Desert Community Bank(1)               23,592        17,839      (112)     n/a      n/a       n/a     n/a      n/a
  Red Rock Community Bank(1)             20,486        15,596       (91)     n/a      n/a       n/a     n/a      n/a
Sunrise Capital Corporation:
  Sunrise Bank of Arizona                42,564        30,615        23     (113)    2.18       n/a     .27      n/a
Other, net                                6,270        18,006    (1,272)    (716)     n/a       n/a     n/a      n/a
                                     ----------    ----------   -------   ------    -----     -----   -----    -----

Consolidated                         $1,379,732    $1,305,987   $ 1,718   $1,142    12.57%     9.27%    .51%     .44%
                                     ==========    ==========   =======   ======    =====     =====   =====    =====

n/a  Not applicable
(1)  Commenced operations as DE NOVO banks in 1999.
(2)  Commenced operations as a DE NOVO bank in 2000.

     Net interest income increased 49.3% during the three-month period versus the corresponding period of 1999. This increase is attributable to the expansion in number of banks and the banks' growth.

     Noninterest income increased in 2000 to $1,327,000 for the three-month period, as compared with $1,041,000 in 1999. Service charge revenue and trust fee income both increased in the 2000 period by 42.7% and 123.9%, respectively, compared to 1999.

     Provisions for loan losses approximated $1,362,000 for the three months ended March 31, 2000 compared to $809,000 during the corresponding 1999 period. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the three months ended March 31, 2000 approximated $12 million compared with $8 million in 1999. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $83.2 million for the three month 2000 period, compared to $47.9 million in 1999. Such growth occurred in all deposit categories, with the majority coming from time deposits. Capitol's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $47 million as of March 31, 2000, or about 4% of total deposits.

     Interim 2000 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $127.1 million or 9.2% of total assets at March 31, 2000 as compared with $104 million or 8% of total assets at December 31, 1999. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at March 31, 2000 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks also have not engaged in active trading of their investments and have no intention of doing so in the foreseeable future. At March 31, 2000 and December 31, 1999, the banks had approximately $78 million and $103 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. During the first quarter of 2000, available-for-sale securities aggregating $1 million were sold.

     Eight of the Corporation's banks, (Capitol National Bank, Portage Commerce Bank, Paragon Bank & Trust, Macomb Community Bank, Brighton Commerce Bank, Grand Haven Bank, Oakland Commerce Bank and Ann Arbor Commerce Bank) have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $15 million and additional borrowing capacity approximated $18.1 million at March 31, 2000.

     In February 2000, Capitol's borrowings under lines of credit from an unaffiliated bank were reduced through intercompany borrowings from Sun Community Bancorp Limited. At March 31, 2000, Capitol had unused lines of credit from an unrelated financial institution aggregating $15.9 million.

     Capitol's Board of Directors recently approved a second quarter cash dividend of $.09 per share (payable June 1, 2000 to shareholders of record as of May 1, 2000), following a cash dividend of $.09 per share paid March 1, 2000.

     Effective January 31, 2000, the Corporation acquired the minority shares of Brighton Commerce Bank, previously a 59% owned bank subsidiary, in a share exchange transaction. Under the terms of the exchange, the Corporation issued approximately 125,000 previously unissued shares. As a result of the share exchange transaction, Brighton Commerce Bank became a wholly-owned subsidiary.

     In early May 2000, Capitol completed a private placement of approximately 275,000 shares of common stock and 55,000 warrants (each such warrant permitting the holder to purchase one share of common stock prior to the expiration date of the warrant, May 2002). Proceeds from the offering approximated $3 million and will be used for debt retirement and additional investment in bank development activities.

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

     Stockholders' equity, as a percentage of total assets, approximated 4.1% at March 31, 2000, a slight decrease from the beginning of the year ratio of 4.2%. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the corporation's subordinated debentures) aggregated $137.3 million or 9.95% of total assets at March 31, 2000. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $130 million or more at the beginning of 2000) and consolidated regulatory capital position at March 31, 2000:

                                                                                     Sun
                                                   Ann Arbor       Capitol        Community
                                                   Commerce        National        Bancorp
                                                     Bank            Bank          Limited     Consolidated
                                                     ----            ----          -------     ------------
Total capital to total assets:
  Minimum required amount                        >= $ 8,702      >= $ 5,505     >= $14,077    >= $  55,189
  Actual amount                                     $15,729         $10,059        $50,087       $  57,006
  Ratio                                                7.23%           7.31%        14.23%            4.13%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                     >= $ 7,214      >= $ 4,495     >= $13,231    >= $  52,355
  Actual amount                                     $15,890         $10,143        $73,710       $ 134,459
  Ratio                                                8.81%           9.03%        22.28%           10.27%

Combined Tier I and Tier II capital to
  risk-weighted assets:
  Minimum required amount(2)                     >= $14,427      >= $ 8,990     >= $26,463    >= $104,710
  Amount required to meet "Well-Capitalized"
    category(3)                                  >= $18,034      >= $11,238     >= $33,079    >= $130,888
  Actual amount                                     $18,148         $11,550        $76,709       $148,312
  Ratio                                               10.06%          10.28%         23.19%         11.33%

(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Capitol's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in or otherwise develop additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol.

CENTURY DATE CHANGE

     Throughout 1999, significant attention was drawn to the century date change and concerns about whether banks were prepared. What was predicted by some media to become a catastrophic disaster of computer failures, proved to be a nonevent.

     Capitol and its banks were well prepared, far in advance of the regulatory initiatives, and were pleased to celebrate the new year without any significant problems.

     Bank regulatory agencies have advised that they remain somewhat concerned about the banking industry on this matter for the remainder of 2000 and are likely to perform some limited follow-up examinations during the period. Management estimates additional future costs relating to the century date change will be minimal.

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

              [The remainder of this page intentionally left blank]

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and reports on Form 8-K.

     (a)  Exhibits:

          (27) Financial Data Schedule.

     (b)  Reports on Form 8-K:

          A report on Form 8-K was filed on January 14, 2000, reporting two related matters:

          Capitol is adding an acquisition strategy to its bank development activities. In recent years, Capitol has emphasized adding affiliated banks through DE NOVO, or start-up, activity. This successful emphasis has been key to expanding Capitol's group to include more than twenty banks in several states. Augmenting this focus is the new addition of an acquisition strategy which will enable Capitol to add banks in two ways--acquisition and start-up.

          Capitol announced the creation of a new management position to implement this additional bank development strategy. Michael M. Moran has joined Capitol as Executive Vice President of Corporate
          Development, to focus on acquisition opportunities. Mr. Moran has significant experience in the banking industry and was previously affiliated with the investment banking firm of Raymond James & Associates, Inc. and its predecessor, Roney & Co., in Detroit, Michigan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAPITOL BANCORP LTD.
                                        (Registrant)

                                        /s/ Joseph D. Reid
                                        ----------------------------------------
                                        Joseph D. Reid
                                        Chairman, President and CEO
                                        (duly authorized to sign on behalf
                                        of the registrant)


                                        /s/ Lee W. Hendrickson
                                        ----------------------------------------
                                        Lee W. Hendrickson
                                        Executive Vice President and
                                        Chief Financial Officer

Date: May 15, 2000

                                  EXHIBIT INDEX

Exhibit No.               Description
-----------               -----------
    27                    Financial Data Schedule