Form 10-Q
period 2000-06-30
CAPITOL BANCORP LTD
filed 2000-08-14
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from____________to_____________

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

  Common stock, No par value: 7,171,893 shares outstanding as of July 31, 2000.

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

                                                                            Page
Item 1.  Financial Statements:
         Consolidated balance sheets - June 30, 2000 and
           December 31, 1999.                                                 3
         Consolidated statements of income - Three months and
           six months ended June 30, 2000 and 1999.                           4
         Consolidated statements of changes in stockholders'
           equity - Six months ended June 30, 2000 and 1999.                  5
         Consolidated statements of cash flows - Six months
           ended June 30, 2000 and 1999.                                      6
         Notes to consolidated financial statements.                          7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                               10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  18
Item 2.  Changes in Securities.                                              18
Item 3.  Defaults Upon Senior Securities.                                    18
Item 4.  Submission of Matters to a Vote of Security Holders.                18
Item 5.  Other Information.                                                  18
Item 6.  Exhibits and Reports on Form 8-K.                                   18

SIGNATURES                                                                   19

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999

                                                                    June 30       December 31
                                                                      2000           1999
                                                                  -----------     -----------
                                                                         (in thousands)
ASSETS

Cash and due from banks                                           $    76,608     $    41,757
Interest-bearing deposits with banks                                   15,559          12,025
Federal funds sold                                                     61,328          50,524
                                                                  -----------     -----------
     Total cash and cash equivalents                                  153,495         104,306

Loans held for resale                                                  14,468           9,078
Investment securities:
  Available for sale, carried at market value                          72,766         102,514
  Held for long-term investment, carried at
    amortized cost which approximates market value                      5,281           4,631
                                                                  -----------     -----------
     Total investment securities                                       78,047         107,145

Portfolio loans:
  Commercial                                                        1,014,400         874,560
  Real estate mortgage                                                107,105          96,000
  Installment                                                          79,819          78,644
                                                                  -----------     -----------
     Total portfolio loans                                          1,201,324       1,049,204
  Less allowance for loan losses                                      (14,944)        (12,639)
                                                                  -----------     -----------
     Net portfolio loans                                            1,186,380       1,036,565
Premises and equipment, net                                            14,001          14,396
Accrued interest income                                                 8,252           7,206
Excess of cost over net assets of acquired subsidiaries                 5,051           3,652
Other assets                                                           26,171          23,639
                                                                  -----------     -----------

          TOTAL ASSETS                                            $ 1,485,865     $ 1,305,987
                                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                             $   181,693     $   147,036
  Interest-bearing                                                  1,110,167         965,757
                                                                  -----------     -----------
     Total deposits                                                 1,291,860       1,112,793
Debt obligations                                                       37,100          47,400
Accrued interest on deposits and other liabilities                     12,123          12,242
                                                                  -----------     -----------
     Total liabilities                                              1,341,083       1,172,435

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                         24,309          24,291

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                        59,084          54,593

STOCKHOLDERS' EQUITY
  Common stock, no par value:
   25,000,000 shares authorized;
   issued and outstanding:  2000 - 7,171,893 shares
                            1999 - 6,769,521 shares                    60,998          56,648
Retained earnings                                                       3,474           1,068
Market value adjustment (net of tax effect) for
  investment securities available for sale
  (accumulated other comprehensive income)                               (942)           (907)
                                                                  -----------     -----------
                                                                       63,530          56,809
Less note receivable from exercise of stock options
  and unallocated ESOP shares                                          (2,141)         (2,141)
                                                                  -----------     -----------
     Total stockholders' equity                                        61,389          54,668
                                                                  -----------     -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,485,865     $ 1,305,987
                                                                  ===========     ===========

                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 2000 and 1999
                      (in thousands, except per share data)

                                                                   Three Months Ended       Six Months Ended
                                                                        June 30                 June 30
                                                                 ---------------------     ------------------
                                                                   2000         1999        2000        1999
                                                                 --------     --------     -------    -------
Interest income:
  Portfolio loans (including fees)                               $ 29,413     $ 19,312     $55,783    $36,915
  Loans held for resale                                               176          471         272        942
  Taxable investment securities                                     1,160        1,006       2,355      1,971
  Federal funds sold                                                1,040          982       1,940      2,349
  Interest-bearing deposits with banks and other                      190          101         358        153
  Dividends on investment securities                                   62           46         122         79
                                                                 --------     --------     -------    -------
          Total interest income                                    32,041       21,918      60,830     42,409
Interest expense:
  Demand deposits                                                   3,768        2,613       7,134      4,981
  Savings deposits                                                    421          365         829        722
  Time deposits                                                    10,056        6,982      18,924     14,031
  Debt obligations and other                                        1,439          890       2,821      1,717
                                                                 --------     --------     -------    -------
          Total interest expense                                   15,684       10,850      29,708     21,451
                                                                 --------     --------     -------    -------
          Net interest income                                      16,357       11,068      31,122     20,958
Provision for loan losses                                           2,004          901       3,366      1,710
                                                                 --------     --------     -------    -------
     Net interest income after provision for loan losses           14,353       10,167      27,756     19,248
Noninterest income:
  Service charges on deposit accounts                                 491          403         952        726
  Trust fee income                                                    270          195         532        312
  Fees from origination of non-portfolio residential
    mortgage loans                                                    259          369         556        704
  Realized gains (loss) on sale of investment
    securities available for sale                                     114           (4)        110         17
  Other                                                               363          159         674        404
                                                                 --------     --------     -------    -------
          Total noninterest income                                  1,497        1,122       2,824      2,163
Noninterest expense:
  Salaries and employee benefits                                    7,077        4,853      13,809      9,476
  Occupancy                                                         1,104          819       2,147      1,602
  Equipment rent, depreciation and maintenance                        993        1,026       1,941      1,884
  Deposit insurance premiums                                           66           47         113         76
  Other                                                             3,721        2,470       7,174      4,447
                                                                 --------     --------     -------    -------
          Total noninterest expense                                12,961        9,215      25,184     17,485
                                                                 --------     --------     -------    -------
Income before federal income taxes, minority interest and
  cumulative effect of change in accounting principle               2,889        2,074       5,396      3,926
Federal income taxes                                                  995          930       1,892      1,695
                                                                 --------     --------     -------    -------
   Income before minority interest and cumulative
    effect of change in accounting principle                        1,894        1,144       3,504      2,231
Credit resulting from minority interest in net
   losses of consolidated subsidiaries                                 36          359         144        611
                                                                 --------     --------     -------    -------
     NET INCOME BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE                                1,930        1,503       3,648      2,842
Cumulative effect of change in accounting principle -- Note B                                            (197)
                                                                 --------     --------     -------    -------

     NET INCOME                                                  $  1,930     $  1,503     $ 3,648    $ 2,645
                                                                 ========     ========     =======    =======
     NET INCOME PER SHARE -- Note D

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 2000 and 1999
                        (in thousands except share data)

                                                                                                 Note
                                                                                              Receivable
                                                                                             from Exercise
                                                                                               of Stock
                                                                               Accumulated   Options and
                                                                                  Other      Unallocated
                                                          Common    Retained  Comprehensive      ESOP
                                                          Stock     Earnings     Income         Shares       Total
                                                          -----     --------     ------         ------       -----
SIX MONTHS ENDED JUNE 30, 1999
Balances at January 1, 1999                             $ 51,868     $(2,019)      $ 168       $  (725)    $49,292

Cash dividends paid                                                   (1,142)                               (1,142)

Components of comprehensive income:
  Net income for the period                                            2,645                                 2,645
  Market value adjustment for investment
   securities available for sale (net of
   income tax effect)                                                               (652)                     (652)
                                                                                                           -------
  Comprehensive income for the period                                                                        1,993
                                                        --------     -------       -----       -------     -------

      BALANCES AT JUNE 30, 1999                         $ 51,868     $  (516)      $(484)      $  (725)    $50,143
                                                        ========     =======       =====       =======     =======
SIX MONTHS ENDED JUNE 30, 2000

Balances at January 1, 2000                             $ 56,648     $ 1,068       $(907)      $(2,141)    $54,668

Issuance of 10,734 shares of common stock
  upon exercise of stock options                              83                                                83

Proceeds from sale of 266,783 shares of common stock
  and 53,352 warrants to purchase common stock             2,930                                             2,930

Issuance of 124,855 shares of common stock to
  acquire minority interest in bank subsidiary             1,337                                             1,337

Cash dividends paid                                                   (1,242)                               (1,242)

Components of comprehensive income:
  Net income for the period                                           3,648                                 3,648
  Market value adjustment for investment
   securities available for sale (net of
   income tax effect)                                                                (35)                      (35)
                                                                                                           -------
  Comprehensive income for the period                                                                        3,613
                                                        --------     -------       -----       -------     -------

      BALANCES AT JUNE 30, 2000                         $ 60,998     $ 3,474       $(942)      $(2,141)    $61,389
                                                        ========     =======       =====       =======     =======

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999

                                                                         2000         1999
                                                                      ---------     ---------
                                                                          (in thousands)
OPERATING ACTIVITIES
  Net income                                                          $   3,648     $   2,645
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                              3,366         1,710
   Depreciation of premises and equipment                                 1,592         1,362
   Amortization of goodwill and other intangibles                           245           575
   Net accretion of investment security discounts                           (38)         (127)
   Loss (gain) on sale of premises and equipment                              1            (2)
   Minority interest in net losses of consolidated subsidiaries            (144)         (611)
   Cumulative effect of change in accounting principle                                    197
  Originations and purchases of loans held for resale                   (81,805)     (197,678)
  Proceeds from sales of loans held for resale                           76,415       214,690
  Increase in accrued interest income and other assets                   (5,188)       (1,634)
  Increase (decrease) in accrued interest and other liabilities            (119)           34
                                                                      ---------     ---------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (2,027)       21,161

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
   available for sale                                                     1,096         2,500
  Proceeds from maturities of investment securities
   available for sale                                                    53,883        59,617
  Purchases of investment securities available for sale                 (25,894)      (48,226)
  Net increase in portfolio loans                                      (153,181)     (139,408)
  Proceeds from sales of premises and equipment                              14            38
  Purchases of premises and equipment                                    (1,212)       (2,411)
                                                                      ---------     ---------

          NET CASH USED BY INVESTING ACTIVITIES                        (125,294)     (127,890)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
   savings accounts                                                      75,937        61,598
  Net increase in certificates of deposit                               103,130        17,320
  Net proceeds from (payments on) debt obligations                      (10,300)        1,600
  Resources provided by minority interests                                5,972         8,910
  Net proceeds from issuance of common stock and warrants                 3,013
  Cash dividends paid                                                    (1,242)       (1,142)
                                                                      ---------     ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                     176,510        88,286
                                                                      ---------     ---------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               49,189       (18,443)

Cash and cash equivalents at beginning of period                        104,306       151,045
                                                                      ---------     ---------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 153,495     $ 132,602
                                                                      =========     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              CAPITOL BANCORP LTD.
                                  JUNE 30, 2000

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

     The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     The consolidated balance sheet as of December 31, 1999 was derived from audited consolidated financial statements as of that date. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note B - Change in Accounting Principle

     AICPA Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, requires start-up, preopening and organizational costs to be charged to expense when incurred. The initial application of this statement, which became effective January 1, 1999, required the write-off of any such costs previously capitalized. Implementation of this new statement was recorded as a cumulative effect adjustment in the first quarter of 1999.

Note C - New Banks and Pending Bank Applications

     Black Mountain Community Bank, located in Henderson, Nevada, opened in March 2000. It is majority-owned by Nevada Community Bancorp Limited which is majority-owned by Sun Community Bancorp Limited, a consolidated subsidiary of Capitol.

     Sunrise Bank of Albuquerque, located in Albuquerque, New Mexico, opened in April 2000. It is a majority-owned subsidiary of Sunrise Capital Corporation which is majority-owned by Sun.

     In early 2000, First California Northern Bancorp and First California Southern Bancorp were formed to facilitate certain bank development strategies in California.

     At June 30, 2000, applications were pending for new banks in Arizona, California and Indiana.

                              CAPITOL BANCORP LTD.
                                  JUNE 30, 2000

Note D - Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

                                                   Three Months Ended June 30     Six Months Ended June 30
                                                   --------------------------    --------------------------
                                                      2000           1999           2000           1999
                                                   -----------    -----------    -----------    -----------
Numerator--net income for the period               $ 1,930,000    $ 1,503,000    $ 3,648,000    $ 2,645,000
                                                   ===========    ===========    ===========    ===========
Denominator:
  Weighted average number of common shares
   outstanding (denominator for basic
   earnings per share)                               7,060,085      6,344,886      6,956,590      6,344,886

  Effect of dilutive securities--stock
    options and warrants                                38,609        151,699         28,732        117,535
                                                   -----------    -----------    -----------    -----------
Denominator for diluted net income per share--
  Weighted average number of common shares and
   potential dilution                                7,098,694      6,496,585      6,985,322      6,462,421
                                                   ===========    ===========    ===========    ===========
Net income per share:
  Before cumulative effect of change in
   accounting principle:
    Basic                                          $      0.27    $      0.24    $      0.52    $      0.45
                                                   ===========    ===========    ===========    ===========
    Diluted                                        $      0.27    $      0.23    $      0.52    $      0.44
                                                   ===========    ===========    ===========    ===========
After cumulative effect of change in
  accounting principle:
    Basic                                          $      0.27    $      0.24    $      0.52    $      0.42
                                                   ===========    ===========    ===========    ===========
    Diluted                                        $      0.27    $      0.23    $      0.52    $      0.41
                                                   ===========    ===========    ===========    ===========

Note E - Private Placement of Common Stock

     In May 2000, Capitol completed a private placement of approximately 267,000 shares of common stock and 53,400 warrants (each such warrant permitting the holder to purchase one share of common stock prior to the expiration date of the warrant in May 2002). Proceeds from the offering approximated $2.9 million.

                              CAPITOL BANCORP LTD.
                                  JUNE 30, 2000

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

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition

     Total assets approximated $1.49 billion at June 30, 2000, an increase of $180 million from the December 31, 1999 level of $1.31 billion. The consolidated balance sheets include Capitol and its majority-owned subsidiaries.

     Portfolio loans increased during the six-month period by approximately $152 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $140 million, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2000 is net of about $12 million of loans sold to other financial institutions.

     The allowance for loan losses at June 30, 2000 approximated $15 million or 1.24% of total portfolio loans, an increase from the year-end 1999 ratio of 1.20%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                            2000         1999
                                                         ----------    --------
Allowance for loan losses at January 1                   $   12,639    $  8,817

Loans charged-off:
  Commercial                                                  1,093         213
  Real estate mortgage                                           67
  Installment                                                    68          40
                                                         ----------    --------
    Total charge-offs                                         1,228         253

Recoveries:
  Commercial                                                    154         137
  Real estate mortgage                                            4           3
  Installment                                                     9           3
                                                         ----------    --------

    Total recoveries                                            167         143
                                                         ----------    --------
    Net charge-offs                                           1,061         110

Additions to allowance charged to expense                     3,366       1,710
                                                         ----------    --------

  Allowance for loan losses at June 30                   $   14,944    $ 10,417
                                                         ==========    ========
Average total portfolio loans for period
  ended June 30                                          $1,135,410    $786,594
                                                         ==========    ========
Ratio of net charge-offs to average portfolio
  loans outstanding                                            0.09%       0.01%
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

                                 June 30, 2000              December 31, 1999
                            -----------------------      -----------------------
                                         Percentage                   Percentage
                                          of Total                     of Total
                                         Portfolio                    Portfolio
                                           Loans                        Loans
                                           ----                         ----
Commercial                  $     6,625     .55%         $     5,965     .57%

Real estate mortgage                192     .02                  165     .01

Installment                         445     .04                  385     .04

Unallocated                       7,682     .63                6,124     .58
                            -----------    ----          -----------    ----
Total allowance for
 loan losses                $    14,944    1.24%         $    12,639    1.20%
                            ===========    ====          ===========    ====
Total portfolio loans
 outstanding                $ 1,201,324                  $ 1,049,204
                            ===========                  ===========

     In addition to the allowance for loan losses, certain loans to Michigan borrowers are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At June 30, 2000, total loans under this program approximated $34.3 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $2 million and are not included in the recorded allowance for loan losses.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1999 and through June 30, 2000.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                         June 30          Dec 31
                                                          2000             1999
                                                         ------           ------
Nonaccrual loans:
  Commercial                                             $3,037           $2,709

  Real estate                                               650              103

  Installment                                               109              100
                                                         ------           ------
Total nonaccrual loans                                    3,796            2,912

Past due (>90 days) loans:
  Commercial                                              1,238              834
  Real estate                                               715              196
  Installment                                               137              182
                                                         ------           ------
Total past due loans                                      2,090            1,212
                                                         ------           ------

Total nonperforming loans                                $5,886           $4,124
                                                         ======           ======

     Nonperforming loans increased approximately $1.8 million during the six-month period ended June 30, 2000. Most of the nonaccrual loans at June 30, 2000 are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $3.7 million at June 30, 2000 and $3.6 million at December 31, 1999.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and certain ratios (dollars in thousands):

                                                                                                             Allowance as a
                                                                                                               Percentage
                                                 Total               Allowance for         Nonperforming        of Total
                                            Portfolio Loans           Loan Losses              Loans         Portfolio Loans
                                       ------------------------    ------------------    -----------------   ---------------
                                         June 30       Dec 31      June 30    Dec 31     June 30   Dec 31    June 30  Dec 31
                                          2000          1999        2000       1999       2000      1999      2000     1999
                                       ----------    ----------    -------    -------    ------    -------    -----    -----
Ann Arbor Commerce Bank                $  192,771    $  186,022    $ 2,619    $ 2,511    $  655    $   492     1.36%    1.35%
Brighton Commerce Bank                     50,510        46,673        536        467                          1.06     1.00
Capitol National Bank                     122,765       120,097      1,657      1,581       791        769     1.35     1.32
Detroit Commerce Bank(1)                   20,537        20,694        219        209                          1.07     1.01
Grand Haven Bank                           65,636        61,498        860        802       655        257     1.31     1.30
Kent Commerce Bank(1)                      40,875        36,429        434        365                          1.06     1.00
Macomb Community Bank                      84,145        69,570        858        696                    9     1.02     1.00
Muskegon Commerce Bank(1)                  51,895        41,848        546        419         9         13     1.05     1.00
Oakland Commerce Bank                      79,559        77,192        971        880       645      1,504     1.22     1.14
Paragon Bank & Trust                       67,522        69,752        840        804       672         64     1.24     1.15
Portage Commerce Bank                     111,137       107,792      1,500      1,386       994        982     1.35     1.29
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)                10,991         4,042        132         48                          1.20     1.19
Sun Community Bancorp Limited:
  Bank of Tucson                           64,535        59,088        836        725       387                1.30     1.23
  Camelback Community Bank(1)              29,826        22,731        345        228                          1.16     1.00
  East Valley Community Bank(1)            13,749         4,335        194         44                          1.41     1.01
  Mesa Bank(1)                             24,558        18,884        270        189                          1.10     1.00
  Southern Arizona Community Bank(1)       27,531        20,610        303        207                          1.10     1.00
  Valley First Community Bank              39,770        36,334        460        418       255         34     1.16     1.15
  Nevada Community Bancorp Limited:                                                         384
  Black Mountain Community Bank(1)          6,001                       90                                     1.50
  Desert Community Bank(1)                 22,780        11,438        333        154                          1.46     1.35
  Red Rock Community Bank(1)               25,639         7,861        375        156                          1.46     1.98
Sunrise Capital Corporation:                                                                347
  Sunrise Bank of Albuquerque(1)            5,552                       56                                     1.01
  Sunrise Bank of Arizona(1)               40,948        24,952        410        250        92                1.00     1.00
Other, net                                  2,092         1,362        100        100
                                       ----------    ----------    -------    -------    ------    -------    -----    -----

Consolidated                           $1,201,324    $1,049,204    $14,944    $12,639    $5,886    $ 4,124     1.24%    1.20%
                                       ==========    ==========    =======    =======    ======    =======    =====    =====

----------
(1) As a condition of charter approval, bank is generally required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

     Noninterest-bearing deposits approximated 14.1% of total deposits at June 30, 2000, an increase from the December 31, 1999 level of 13.2%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

Results of Operations

     Net income for the six months ended June 30, 2000 amounted to $3,648,000 ($.52 per diluted share), an increase from the $2,842,000 ($.44 per diluted share) earned from operations during the corresponding period of 1999. Net income in 1999, after the cumulative effect of a change in accounting principle, approximated $2,645,000 ($.41 per diluted share).

     Second quarter 2000 earnings were a new record level of income and net income per share. This period was benefited by strong bank performance coupled with earnings from Sun Community Bancorp, the southwestern bank development affiliate.

         Operating results (in thousands) were as follows:

                                                                                  Six months ended June 30
                                                                 -------------------------------------------------------
                                                                                        Return on          Return on
                                           Total Assets              Net Income      Beginning Equity    Average Assets
                                     ------------------------    ------------------  -----------------  ----------------
                                      June 30        Dec 31
                                        2000          1999        2000       1999      2000     1999     2000    1999
                                     ----------   -----------    -------    -------    -----    -----    -----   -----
Ann Arbor Commerce Bank              $  223,802   $   214,955    $ 1,741    $ 1,258    22.53%   19.50%    1.59%   1.30%
Brighton Commerce Bank                   56,303        55,400        235        208    10.03    11.20      .84     .87
Capitol National Bank                   142,304       133,179      1,102      1,028    22.17    21.06     1.57    1.62
Detroit Commerce Bank                    28,597        28,160          1       (241)     .08      n/a      .01     n/a
Grand Haven Bank                         73,872        72,915        557        468    20.85    19.82     1.52    1.36
Kent Commerce Bank                       43,350        38,865         45        (62)    2.56      n/a      .21     n/a
Macomb Community Bank                   106,274        99,214        546        292    13.64     9.14     1.01     .74
Muskegon Commerce Bank                   57,046        47,405        253         10    13.13      .80      .96     .06
Oakland Commerce Bank                    97,371        93,065        368        442     9.91    13.36      .78     .87
Paragon Bank & Trust                     89,382        87,259        277        222     8.36     6.95      .63     .53
Portage Commerce Bank                   129,385       123,398        935        865    21.15    22.23     1.47    1.59
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)              18,433        10,798       (165)       n/a      n/a      n/a      n/a     n/a
Sun Community Bancorp Limited:
  Bank of Tucson                         90,749        82,113        982        558    28.31    18.44     2.24    1.55
  Camelback Community Bank               42,524        30,254         55       (298)    3.32      n/a      .30     n/a
  East Valley Community Bank(1)          20,244        10,757       (396)         2      n/a      n/a      n/a     n/a
  Mesa Bank                              32,470        24,738         69       (150)    3.56      n/a      .49     n/a
  Southern Arizona Community Bank        39,194        25,778         36       (274)    1.93      n/a      .23     n/a
  Valley First Community Bank            48,192        45,678         50         96     2.42     4.81      .22     .50
  Nevada Community Bancorp Limited:
    Black Mountain Community Bank(2)     12,112           n/a       (252)       n/a      n/a      n/a      n/a     n/a
    Desert Community Bank(1)             31,688        17,839       (150)       n/a      n/a      n/a      n/a     n/a
    Red Rock Community Bank(1)           32,794        15,596        (54)       n/a      n/a      n/a      n/a     n/a
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(2)       10,831           n/a       (240)       n/a      n/a      n/a      n/a     n/a
    Sunrise Bank of Arizona              47,676        30,615         42       (240)    1.99      n/a      .21     n/a
Other, net                               11,272        18,006     (2,389)    (1,539)     n/a      n/a      n/a     n/a
                                     ----------   -----------    -------    -------    -----    -----    -----   -----

Consolidated                         $1,485,865   $ 1,305,987    $ 3,648    $ 2,645    13.34%   10.73%     .52%    .52%
                                     ==========   ===========    =======    =======    =====    =====    =====   =====

----------
n/a  Not applicable
(1)  Commenced operations as a DE NOVO bank in 1999.
(2)  Commenced operations as a DE NOVO bank in 2000.

     Net interest income increased 48% during the six-month period versus the corresponding period of 1999. This increase is attributable to the expansion in number of banks and the banks' growth.

     Noninterest income increased in 2000 to $2,824,000 for the six-month period, as compared with $2,163,000 in 1999. Service charge revenue and trust fee income both increased in the 2000 period by 31% and 70%, respectively, compared to 1999.

     Provisions for loan losses approximated $3,366,000 for the six months ended June 30, 2000 compared to $1,710,000 during the corresponding 1999 period. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the six months ended June 30, 2000 approximated $25.2 million compared with $17.5 million in 1999. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $179.1 million for the six month 2000 period, compared to $78.9 million in 1999. Such growth occurred in all deposit categories, with the majority coming from time deposits. Capitol's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $50.6 million as of June 30, 2000, or about 4% of total deposits.

     Interim 2000 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $153.5 million or 10% of total assets at June 30, 2000 as compared with $104.3 million or 8% of total assets at December 31, 1999. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at June 30, 2000 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks also have not engaged in active trading of their investments and have no intention of doing so in the foreseeable future. At June 30, 2000 and December 31, 1999, the banks had approximately $72.8 million and $102.5 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. The majority of the 2000 decrease in investment securities available for sale was due to maturities deployed into higher yielding loans. During the first quarter of 2000, available-for-sale securities aggregating $1 million were sold.

     Some of the Corporation's banks have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $22.1 million and additional borrowing capacity approximated $21.4 million at June 30, 2000.

     In February 2000, Capitol's borrowings under lines of credit from an unaffiliated bank were reduced through intercompany borrowings from Sun Community Bancorp Limited. At June 30, 2000, Capitol had unused lines of credit from an unrelated financial institution aggregating $20 million.

     Capitol's Board of Directors recently approved a third quarter cash dividend of $.09 per share (payable September 1, 2000 to shareholders of record as of August 1, 2000), following cash dividends of $.09 per share paid March 1 and June 1, 2000.

     Effective January 31, 2000, the Corporation acquired the minority shares of Brighton Commerce Bank, previously a 59% owned bank subsidiary, in a share exchange transaction. Under the terms of the exchange, the Corporation issued approximately 125,000 previously unissued shares. As a result of the share exchange transaction, Brighton Commerce Bank became a wholly-owned subsidiary.

     Effective June 30, 2000, Valley First Community Bank, a previously majority-owned subsidiary of Sun, became a wholly-owned subsidiary of Sun through a share exchange between Sun and Valley First's minority shareholders.

     In May 2000, Capitol completed a private placement of approximately 267,000 shares of common stock and 53,400 warrants (each such warrant permitting the holder to purchase one share of common stock prior to the expiration date of the warrant, May 2002). Proceeds from the offering approximated $2.9 million and have been used for debt retirement and additional investment in bank development activities.

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

     Stockholders' equity, as a percentage of total assets, approximated 4.1% at June 30, 2000, a slight decrease from the beginning of the year ratio of 4.2%. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the corporation's subordinated debentures) aggregated $144.8 million or 9.74% of total assets at June 30, 2000. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $130 million or more at the beginning of 2000) and consolidated regulatory capital position at June 30, 2000:

                                                                                 Sun
                                                 Ann Arbor      Capitol       Community
                                                 Commerce       National       Bancorp
                                                   Bank           Bank         Limited      Consolidated
                                              -------------   ------------   ------------   -------------
Total capital to total assets:
  Minimum required amount                      =>  $  8,952   =>  $  5,692   =>  $ 16,992   =>  $  59,434
  Actual amount                                    $ 16,101       $ 10,239       $ 52,305       $  61,389
    Ratio                                              7.19%          7.20%         12.31%          4.13%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                   =>  $  7,358   =>  $  4,635   =>  $ 13,615   =>  $  48,613
  Actual amount                                    $ 16,237       $ 10,312       $ 74,089       $ 140,629
    Ratio                                              8.83%          8.90%         21.77%          11.57%

Combined Tier I and Tier II capital to
 risk-weighted assets:
  Minimum required amount(2)                   =>  $ 14,716   =>  $  9,270   =>  $ 27,230   =>  $  97,227
  Amount required to meet "Well-Capitalized"
   category(3)                                 =>  $ 18,395   =>  $ 11,587   =>  $ 34,037   =>  $ 121,533
  Actual amount                                    $ 18,540       $ 11,763       $ 77,761       $ 155,573
    Ratio                                             10.08%         10.15%         22.85%          12.80%

----------
(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          (27) Financial Data Schedule.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the three months ended June 30, 2000.

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


                                        /s/ Lee W. Hendrickson
                                        ----------------------------------------
                                        Lee W. Hendrickson
                                        Executive Vice President and
                                        Chief Financial Officer

Date: August 14, 2000

                                  EXHIBIT INDEX

Exhibit No.               Description
-----------               -----------
   27                     Financial Data Schedule