Form 10-Q
period 2000-09-30
CAPITOL BANCORP LTD
filed 2000-11-14
CIK 840264

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

     Common stock, No par value: 7,171,893 shares outstanding as of October 31, 2000.

================================================================================

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

                                                                            Page
                                                                            ----
Item 1. Financial Statements:
        Consolidated  balance sheets - September 30, 2000
          and December 31, 1999.                                               3
        Consolidated  statements of income - Three months and
          nine months ended September 30, 2000 and 1999.                       4
        Consolidated statements of changes in stockholders' equity -
          Nine months ended September 30, 2000 and 1999.                       5
        Consolidated statements of cash flows -
          Nine months ended September 30, 2000 and 1999.                       6
        Notes to consolidated financial statements.                            7
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                    18
Item 2. Changes in Securities.                                                18
Item 3. Defaults Upon Senior Securities.                                      18
Item 4. Submission of Matters to a Vote of Security Holders.                  18
Item 5. Other Information.                                                    18
Item 6. Exhibits and Reports on Form 8-K.                                     18

SIGNATURES                                                                    19

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999

                                                    September 30    December 31
                                                        2000           1999
                                                     -----------    -----------
                                                           (in thousands)
ASSETS

Cash and due from banks                              $    73,101    $    41,757
Interest-bearing deposits with banks                      17,106         12,025
Federal funds sold                                        47,901         50,524
                                                     -----------    -----------
         Total cash and cash equivalents                 138,108        104,306
Loans held for resale                                     16,672          9,078
Investment securities:
  Available for sale, carried at market value             71,671        102,514
  Held for long-term investment, carried at
    amortized cost which approximates market value         5,849          4,631
                                                     -----------    -----------
         Total investment securities                      77,520        107,145
Portfolio loans:
  Commercial                                           1,103,556        874,560
  Real estate mortgage                                   110,698         96,000
  Installment                                             83,748         78,644
                                                     -----------    -----------
         Total portfolio loans                         1,298,002      1,049,204
  Less allowance for loan losses                         (16,415)       (12,639)
                                                     -----------    -----------
         Net portfolio loans                           1,281,587      1,036,565
Premises and equipment, net                               14,728         14,396
Accrued interest income                                    8,963          7,206
Excess of cost over net assets of acquired
  subsidiaries, net                                        4,915          3,652
Other assets                                              25,930         23,639
                                                     -----------    -----------
     TOTAL ASSETS                                    $ 1,568,423    $ 1,305,987
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                $   192,518    $   147,036
  Interest-bearing                                     1,157,690        965,757
                                                     -----------    -----------
         Total deposits                                1,350,208      1,112,793
Debt obligations                                          53,075         47,400
Accrued interest on deposits and other liabilities        13,752         12,242
                                                     -----------    -----------
         Total liabilities                             1,417,035      1,172,435

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES            24,318         24,291

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           63,860         54,593

STOCKHOLDERS' EQUITY Common stock, no par value:
   25,000,000 shares authorized;
   issued and outstanding: 2000 - 7,171,893 shares
                           1999 - 6,769,521 shares        60,998         56,648
Retained earnings                                          4,909          1,068
Market value adjustment (net of tax effect)
  for investment securities available for sale
  (accumulated other comprehensive income)                  (556)          (907)
                                                     -----------    -----------
                                                          65,351         56,809
Less unallocated ESOP shares and note
  receivable from sale of common stock                    (2,141)        (2,141)
                                                     -----------    -----------
         Total stockholders' equity                       63,210         54,668
                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,568,423    $ 1,305,987
                                                     ===========    ===========

                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                Three Months Ended       Nine Months Ended
                                                                   September 30            September 30
                                                                --------------------    --------------------
                                                                  2000        1999        2000        1999
                                                                --------    --------    --------    --------
Interest income:
  Portfolio loans (including fees)                              $ 32,017    $ 21,741    $ 87,800    $ 58,656
  Loans held for resale                                              345         256         617       1,198
  Taxable investment securities                                    1,039       1,279       3,394       3,250
  Federal funds sold                                                 932       1,037       2,872       3,386
  Interest-bearing deposits with banks and other                     243         195         601         348
  Dividends on investment securities                                  75          53         197         132
                                                                --------    --------    --------    --------
         Total interest income                                    34,651      24,561      95,481      66,970
Interest expense:
  Demand deposits                                                  4,144       2,952      11,278       7,933
  Savings deposits                                                   446         401       1,275       1,123
  Time deposits                                                   11,593       7,252      30,517      21,283
  Debt obligations and other                                       1,278       1,195       4,099       2,912
                                                                --------    --------    --------    --------
         Total interest expense                                   17,461      11,800      47,169      33,251
                                                                --------    --------    --------    --------
         Net interest income                                      17,190      12,761      48,312      33,719
Provision for loan losses                                          1,630       1,221       4,996       2,931
                                                                --------    --------    --------    --------
     Net interest income after provision for loan losses          15,560      11,540      43,316      30,788
Noninterest income:
  Service charges on deposit accounts                                553         429       1,505       1,155
  Trust fee income                                                   240         147         772         459
  Fees from origination of non-portfolio residential
    mortgage loans                                                   526         358       1,082       1,062
  Realized gain on sale of investment securities
    available for sale                                                --          --         110          17
  Other                                                              231          38         905         442
                                                                --------    --------    --------    --------
         Total noninterest income                                  1,550         972       4,374       3,135
Noninterest expense:
  Salaries and employee benefits                                   7,453       5,604      21,262      15,080
  Occupancy                                                        1,256         939       3,403       2,541
  Equipment rent, depreciation and maintenance                     1,133       1,056       3,074       2,940
  Deposit insurance premiums                                          61          39         174         115
  Other                                                            3,801       2,761      10,975       7,208
                                                                --------    --------    --------    --------
         Total noninterest expense                                13,704      10,399      38,888      27,884
                                                                --------    --------    --------    --------
Income before federal income taxes, minority interest and
  cumulative effect of change in accounting principle              3,406       2,113       8,802       6,039
Federal income taxes                                               1,149         755       3,041       2,450
                                                                --------    --------    --------    --------
   Income before minority interest and cumulative
    effect of change in accounting principle                       2,257       1,358       5,761       3,589
Credit (charge) resulting from minority interest in net
   losses (income) of consolidated subsidiaries                     (177)        (22)        (33)        589
                                                                --------    --------    --------    --------
   INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                 2,080       1,336       5,728       4,178
Cumulative effect of change in accounting principle -- Note B         --          --          --        (197)
                                                                --------    --------    --------    --------
      NET INCOME                                                $  2,080    $  1,336    $  5,728    $  3,981
                                                                ========    ========    ========    ========
      NET INCOME PER SHARE -- Note D

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                                            Unallocated
                                                                                            ESOP Shares
                                                                              Accumulated     and Note
                                                                                 Other       Receivable
                                                         Common    Retained  Comprehensive  From Sale of
                                                         Stock     Earnings      Income     Common Stock   Total
                                                        --------   --------     --------      --------    --------
NINE MONTHS ENDED SEPTEMBER 30, 1999

Balances at January 1, 1999                             $ 51,868   $ (2,019)    $    168      $   (725)   $ 49,292

Issuance of 224,770 shares of common stock to
  acquire minority interest in bank subsidiary             3,004                                             3,004

Issuance of 199,865 shares of common stock
  upon exercise of stock options                           1,777                                (1,561)        216

Cash dividends paid                                                  (1,713)                                (1,713)

Components of comprehensive income:
  Net income for the period                                           3,981                                  3,981
  Market value adjustment for investment
    securities available for sale (net of tax effect)
    income tax effect)                                                              (766)                     (766)
                                                                                                          --------
    Comprehensive income for the period                                                                      3,215
                                                        --------   --------     --------      --------    --------
  BALANCES AT SEPTEMBER 30, 1999                        $ 56,649   $    249     $   (598)     $ (2,286)   $ 54,014
                                                        ========   ========     ========      ========    ========

NINE MONTHS ENDED SEPTEMBER 30, 2000

Balances at January 1, 2000                             $ 56,648   $  1,068     $   (907)     $ (2,141)   $ 54,668

Issuance of 10,734 shares of common stock
  upon exercise of stock options                              83                                                83

Proceeds from sale of 266,783 shares of common stock
  and 53,352 warrants to purchase common stock             2,930                                             2,930

Issuance of 124,855 shares of common stock to
  acquire minority interest in bank subsidiary             1,337                                             1,337

Cash dividends paid                                                  (1,887)                                (1,887)

Components of comprehensive income:
  Net income for the period                                           5,728                                  5,728
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                               351                       351
                                                                                                          --------
    Comprehensive income for the period                                                                      6,079
                                                        --------   --------     --------      --------    --------
  BALANCES AT SEPTEMBER 30, 2000                        $ 60,998   $  4,909     $   (556)     $ (2,141)   $ 63,210
                                                        ========   ========     ========      ========    ========

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999


                                                                                2000         1999
                                                                              ---------    ---------
                                                                                  (in thousands)
OPERATING ACTIVITIES
  Net income                                                                  $   5,728    $   3,981
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                   4,996        2,931
      Depreciation of premises and equipment                                      2,367        2,136
      Amortization of goodwill and other intangibles                                396          206
      Net amortization (accretion) of investment security discounts                 (86)          65
      Loss (gain) on sale of premises and equipment                                   7           (6)
      Minority interest in net income (losses) of consolidated subsidiaries          33         (589)
      Cumulative effect of change in accounting principle                                        197
  Originations and purchases of loans held for resale                          (162,887)    (258,062)
  Proceeds from sales of loans held for resale                                  155,293      288,522
  Increase in accrued interest income and other assets                           (5,861)      (8,723)
  Increase in accrued interest expense and other liabilities                      1,510          832
                                                                              ---------    ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,496       31,490

INVESTING ACTIVITIES
  Proceeds from sales of investment securities
     available for sale                                                           1,110        2,500
  Proceeds from maturities of investment securities
     available for sale                                                          60,675       66,969
  Purchases of investment securities available for sale                         (31,542)     (86,275)
  Net increase in portfolio loans                                              (250,018)    (228,713)
  Proceeds from sales of premises and equipment                                      21          105
  Purchases of premises and equipment                                            (2,727)      (4,337)
                                                                              ---------    ---------
                NET CASH USED BY INVESTING ACTIVITIES                          (222,481)    (249,751)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                             98,239       99,296
  Net increase in certificates of deposit                                       139,176       50,275
  Net proceeds from debt obligations                                              5,675       22,400
  Resources provided by minority interests                                       10,571       26,277
  Net proceeds from issuance of common stock and warrants                         3,013            6
  Cash dividends paid                                                            (1,887)      (1,713)
                                                                              ---------    ---------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                       254,787      196,541
                                                                              ---------    ---------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 33,802      (21,720)

Cash and cash equivalents at beginning of period                                104,306      151,045
                                                                              ---------    ---------
                CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 138,108    $ 129,325
                                                                              =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              CAPITOL BANCORP LTD.
                               SEPTEMBER 30, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Capitol Bancorp Ltd. (Capitol) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim periods.

     The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

NOTE C - NEW BANKS AND PENDING BANK APPLICATIONS

     Black Mountain Community Bank, located in Henderson, Nevada, opened in March 2000. It is majority-owned by Nevada Community Bancorp Limited which is majority-owned by Sun Community Bancorp Limited (Sun)., a consolidated subsidiary of Capitol.

     Sunrise Bank of Albuquerque, located in Albuquerque, New Mexico, opened in April 2000. It is a majority-owned subsidiary of Sunrise Capital Corporation which is majority-owned by Sun.

     Arrowhead Community Bank, located in Glendale, Arizona, opened in September 2000. It is majority-owned by Sun.

     Goshen Community Bank, located in Goshen, Indiana, opened in September 2000. It is majority-owned by Indiana Community Bancorp Limited, a consolidated subsidiary of Capitol.

     At September 30, 2000, applications were pending for new banks in Arizona and California.

                              CAPITOL BANCORP LTD.
                               SEPTEMBER 30, 2000

NOTE D - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30               September 30
                                                               -------------------------   -------------------------
                                                                  2000          1999          2000          1999
                                                               -----------   -----------   -----------   -----------
Numerator--net income for the period                           $ 2,080,000   $ 1,336,000   $ 5,728,000   $ 3,981,000
                                                               ===========   ===========   ===========   ===========
Denominator:
  Weighted average number of common shares outstanding
   (denominator for basic earnings per share)                    7,171,893     6,349,291     7,028,882     6,357,959

  Effect of dilutive securities--stock options and warrants         27,904            --        89,317         3,103
                                                               -----------   -----------   -----------   -----------
Denominator for diluted net income per share --
  Weighted average number of common shares and
   potential dilution                                            7,199,797     6,349,291     7,118,199     6,361,062
                                                               ===========   ===========   ===========   ===========
Net income per share:
  Before cumulative effect of change in
   accounting principle:
    Basic                                                      $      0.29   $      0.21   $      0.81   $      0.66
                                                               ===========   ===========   ===========   ===========
    Diluted                                                    $      0.29   $      0.21   $      0.80   $      0.66
                                                               ===========   ===========   ===========   ===========
  After cumulative effect of change in accounting principle:
    Basic                                                      $      0.29   $      0.21   $      0.81   $      0.63
                                                               ===========   ===========   ===========   ===========
    Diluted                                                    $      0.29   $      0.21   $      0.80   $      0.63
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

                              CAPITOL BANCORP LTD.
                               SEPTEMBER 30, 2000

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

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets approximated $1.57 billion at September 30, 2000, an increase of $262 million from the December 31, 1999 level of $1.31 billion. The consolidated balance sheets include Capitol and its majority-owned subsidiaries.

     In March 2000, Black Mountain Community Bank located in Henderson, Nevada commenced operations and was added to the consolidated group as a majority-owned subsidiary of Nevada Community Bancorp Limited, a majority-owned subsidiary of Sun Community Bancorp Limited, which is a majority-owned subsidiary of Capitol. In April 2000, Sunrise Bank of Albuquerque commenced operations and was added to the consolidated group as a majority-owned subsidiary of Sunrise Capital Corporation, a majority-owned subsidiary of Sun. In September 2000, Arrowhead Community Bank located in Glendale, Arizona commenced operations and was added to the consolidated group as a majority-owned subsidiary of Sun. Also in September 2000, Goshen Community Bank commenced operations and was added to the consolidated group as a majority-owned subsidiary of Indiana Community Bancorp Limited, which is a majority-owned subsidiary of Capitol.

     Portfolio loans increased during the nine-month period by approximately $249 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $229 million, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2000 is net of about $19 million of loans sold to other financial institutions.

     The allowance for loan losses at September 30, 2000 approximated $16 million or 1.26% of total portfolio loans, an increase from the year-end 1999 ratio of 1.20%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                        2000            1999
                                                     ----------      ----------
Allowance for loan losses at January 1               $   12,639      $    8,817

Loans charged-off:
  Commercial                                              1,445             540
  Real estate mortgage                                       74
  Installment                                                81              59
                                                     ----------      ----------
         Total charge-offs                                1,600             599
Recoveries:
  Commercial                                                358             371
  Real estate mortgage                                        5               5
  Installment                                                17               4
                                                     ----------      ----------
         Total recoveries                                   380             380
                                                     ----------      ----------
         Net charge-offs                                  1,220             219
Additions to allowance charged to expense                 4,996           2,931
                                                     ----------      ----------

  Allowance for loan losses at September 30          $   16,415      $   11,529
                                                     ==========      ==========
Average total portfolio loans for
  period ended September 30                          $1,175,977      $  827,574
                                                     ==========      ==========
Ratio of net charge-offs to average
  portfolio loans outstanding                              0.10%           0.03%
                                                     ==========      ==========

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

                                   September 30, 2000       December 31, 1999
                                  --------------------    --------------------
                                              Percentage              Percentage
                                               of Total                of Total
                                              Portfolio               Portfolio
                                                Loans                   Loans
                                  ----------   -------    ----------   -------
Commercial                        $    7,427       .57%   $    5,965       .57%
Real estate mortgage                     137       .01           165       .01
Installment                              522       .04           385       .04
Unallocated                            8,329       .64         6,124       .58
                                  ----------   -------    ----------   -------
Total allowance for loan losses   $   16,415      1.26%   $   12,639      1.20%
                                  ==========   =======    ==========   =======
  Total portfolio
    loans outstanding             $1,298,002              $1,049,204
                                  ==========              ==========

     In addition to the allowance for loan losses, certain loans to Michigan borrowers are enrolled in a state government loan program and have additional reserves established to provide for loss protection. At September 30, 2000, total loans under this program approximated $34.6 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $2 million and are not included in the recorded allowance for loan losses.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 1999 and through September 30, 2000.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                      Sept 30        Dec 31
                                                        2000          1999
                                                       ------        ------
     Nonaccrual loans:
          Commercial                                   $4,422        $2,709
          Real estate                                     419           103
          Installment                                     225           100
                                                       ------        ------
     Total nonaccrual loans                             5,066         2,912

     Past due (>90 days) loans:
          Commercial                                    1,106           834
          Real estate                                     288           196
          Installment                                     151           182
                                                       ------        ------
     Total past due loans                               1,545         1,212
                                                       ------        ------

     Total nonperforming loans                         $6,611        $4,124
                                                       ======        ======

     Nonperforming loans increased approximately $2.5 million during the nine-month period ended September 30, 2000. Most of the nonaccrual loans at September 30, 2000 are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $3.3 million at September 30, 2000 and $3.6 million at December 31, 1999.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and certain ratios (dollars in thousands):

                                                                                                             Allowance as a
                                                                                                               Percentage
                                               Total                Allowance for        Nonperforming          of Total
                                           Portfolio Loans           Loan Losses             Loans          Portfolio Loans
                                       -----------------------   -------------------   ------------------   ----------------
                                         Sept 30      Dec 31      Sept 30    Dec 31    Sept 30    Dec 31   Sept 30    Dec 31
                                          2000         1999        2000       1999       2000      1999      2000      1999
                                       ----------   ----------   --------   --------   --------   -------   ------    ------
Ann Arbor Commerce Bank                $  204,672   $  186,022   $  2,706   $  2,511   $    645   $   492     1.32%     1.35%
Brighton Commerce Bank                     53,652       46,673        581        467                          1.08      1.00
Capitol National Bank                     128,928      120,097      1,747      1,581        862       769     1.36      1.32
Detroit Commerce Bank(1)                   22,416       20,694        245        209                          1.09      1.01
Grand Haven Bank                           66,890       61,498        875        802        455       257     1.31      1.30
Kent Commerce Bank(1)                      39,840       36,429        435        365         73               1.09      1.00
Macomb Community Bank                      86,912       69,570        906        696        211         9     1.04      1.00
Muskegon Commerce Bank(1)                  53,060       41,848        572        419         44        13     1.08      1.00
Oakland Commerce Bank                      80,325       77,192        940        880        504     1,504     1.17      1.14
Paragon Bank & Trust                       64,353       69,752        842        804        553        64     1.31      1.15
Portage Commerce Bank                     114,305      107,792      1,523      1,386      1,600       982     1.33      1.29
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)                17,102        4,042        186         48                          1.09      1.19
  Goshen Community Bank(1)                     --           --
Sun Community Bancorp Limited:
  Arrowhead Community Bank                    597                       9                                     1.51
  Bank of Tucson                           69,156       59,088        891        725        387               1.29      1.23
  Camelback Community Bank(1)              33,100       22,731        406        228                          1.23      1.00
  East Valley Community Bank(1)            20,219        4,335        250         44                          1.24      1.01
  Mesa Bank(1)                             27,415       18,884        315        189                          1.15      1.00
  Southern Arizona Community Bank(1)       31,748       20,610        366        207                          1.15      1.00
  Valley First Community Bank              43,655       36,334        516        418        491        34     1.18      1.15
  Nevada Community Bancorp Limited:                                                         384
    Black Mountain Community Bank(1)       13,596                     204                                     1.50
    Desert Community Bank(1)               27,521       11,438        413        154         50               1.50      1.35
    Red Rock Community Bank(1)             35,080        7,861        526        156                          1.50      1.98
  Sunrise Capital Corporation:                                                              320
    Sunrise Bank of Albuquerque(1)          9,078                     119                                     1.31
    Sunrise Bank of Arizona(1)             52,314       24,952        542        250         32               1.04      1.00
Other, net                                  2,068        1,362        300        100
                                       ----------   ----------   --------   --------   --------   -------   ------    ------
Consolidated                           $1,298,002   $1,049,204   $ 16,415   $ 12,639   $  6,611   $ 4,124     1.26%     1.20%
                                       ==========   ==========   ========   ========   ========   =======   ======    ======

----------
(1) As a condition of charter approval, bank is generally required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the nine months ended September 30, 2000 amounted to $5.7 million ($.80 per diluted share), an increase from the $4.2 million ($.66 per diluted share) earned from operations during the corresponding period of 1999. Net income in the nine-month 1999 period, after the cumulative effect of a change in accounting principle, approximated $4.0 million ($.63 per diluted share).

     Third quarter 2000 earnings were a new record level of income and net income per share. This period was benefited by strong bank performance coupled with earnings from Sun Community Bancorp, the southwestern bank development affiliate.

     Operating results (dollars in thousands) were as follows:

                                                                              Nine months ended September 30
                                                                 -----------------------------------------------------------
                                            Total Assets                                   Return on           Return on
                                       -----------------------       Net Income         Beginning Equity     Average Assets
                                        Sept 30       Dec 31     -------------------   ------------------   ----------------
                                          2000         1999        2000       1999       2000      1999      2000      1999
                                       ----------   ----------   --------   --------   --------   -------   ------    ------
Ann Arbor Commerce Bank                $  229,934   $  214,955   $  2,616   $  1,931      22.57%    19.96%    1.57%     1.30%
Brighton Commerce Bank                     66,864       55,400        357        349      10.16     12.55      .83       .94
Capitol National Bank                     147,338      133,179      1,695      1,597      22.74     21.82     1.61      1.67
Detroit Commerce Bank                      29,072       28,160         (2)      (276)       n/a       n/a      n/a       n/a
Grand Haven Bank                           74,536       72,915        845        714      21.09     20.15     1.53      1.35
Kent Commerce Bank                         42,104       38,865         80        (59)      3.03       n/a      .25       n/a
Macomb Community Bank                     106,733       99,214        871        522      14.47     11.40     1.09       .85
Muskegon Commerce Bank                     59,323       47,405        476         74      16.47      4.07     1.17       .27
Oakland Commerce Bank                      96,922       93,065        687        708      12.33     14.27      .96       .95
Paragon Bank & Trust                       86,742       87,259        268        333       5.39      6.94      .41       .53
Portage Commerce Bank                     133,911      123,398      1,378      1,324      20.78     22.68     1.44      1.58
Indiana Community Bancorp
Limited:
  Elkhart Community Bank(1)                21,150       10,798       (193)      (103)       n/a       n/a      n/a       n/a
  Goshen Community Bank(2)                  5,453          n/a       (100)       n/a        n/a       n/a      n/a       n/a
Sun Community Bancorp Limited:
  Arrowhead Community Bank(2)               5,651          n/a       (201)       n/a        n/a       n/a      n/a       n/a
  Bank of Tucson                           96,713       82,113      1,515        713      29.12     15.75     2.25      1.34
  Camelback Community Bank                 45,617       30,254        146       (518)      5.88       n/a      .51       n/a
  East Valley Community Bank(1)            23,778       10,757       (474)      (464)       n/a       n/a      n/a       n/a
  Mesa Bank                                35,203       24,738        136       (210)      4.68       n/a      .60       n/a
  Southern Arizona Community Bank          41,557       25,778         88       (498)      3.14       n/a      .34       n/a
  Valley First Community Bank              51,949       45,678        183         43       5.91      1.40      .52       .16
  Nevada Community Bancorp Limited:
    Black Mountain Community Bank(2)       19,622          n/a       (396)       n/a        n/a       n/a      n/a       n/a
    Desert Community Bank(1)               33,153       17,839       (152)      (241)       n/a       n/a      n/a       n/a
    Red Rock Community Bank(1)             40,091       15,596         39        n/a        n/a       n/a      n/a       n/a
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(2)         13,232          n/a       (309)       n/a        n/a       n/a      n/a       n/a
    Sunrise Bank of Arizona                54,897       30,615        101       (551)      3.19       n/a      .31       n/a
Other, net                                  6,878       18,006     (3,926)    (1,407)       n/a       n/a      n/a       n/a
                                       ----------   ----------   --------   --------    -------   -------   ------    ------
Consolidated                           $1,568,423   $1,305,987   $  5,728   $  3,981      13.97%    10.77%     .53%      .48%
                                       ==========   ==========   ========   ========    =======   =======   ======    ======

n/a  Not applicable
(1)  Commenced operations as a DE NOVO bank in 1999.
(2)  Commenced operations as a DE NOVO bank in 2000.

     Net interest income increased 43% during the nine-month period versus the corresponding period of 1999. This increase is attributable to the larger number of banks and the banks' growth.

     Noninterest income increased in 2000 to $4.4 million for the nine-month period, as compared with $3.1 million in 1999. Service charge revenue and trust fee income both increased significantly in the 2000 period by 30% and 68%, respectively, compared to 1999.

     Provisions for loan losses approximated $5 million for the nine months ended September 30, 2000 compared to $2.9 million during the corresponding 1999 period. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the nine months ended September 30, 2000 approximated $38.9 million compared with $27.9 million in 1999. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $237.4 million for the nine month 2000 period, compared to $149.6 million in 1999. Such growth occurred in all deposit categories, with the majority coming from time deposits. Capitol's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $62.3 million as of September 30, 2000, or about 4.6% of total deposits.

     Noninterest-bearing deposits approximated 14.3% of total deposits at September 30, 2000, an increase from the December 31, 1999 level of 13.2%. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Interim 2000 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $138.1 million or 9% of total assets at September 30, 2000 as compared with $104.3 million or 8% of total assets at December 31, 1999. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at September 30, 2000 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks also have not engaged in active trading of their investments and have no intention of doing so in the foreseeable future. At September 30, 2000 and December 31, 1999, the banks had approximately $71.7 million and $102.5 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. The majority of the 2000 decrease in investment securities available for sale was due to maturities deployed into higher yielding loans. During the first quarter of 2000, available-for-sale securities aggregating $1 million were sold.

     Some of the Corporation's banks have secured lines of credit with the Federal Home Loan Bank of Indianapolis. Borrowings thereunder approximated $34.8 million and additional borrowing capacity approximated $21.5 million at September 30, 2000.

     In February 2000, Capitol's borrowings under lines of credit from an unaffiliated bank were reduced through intercompany borrowings from Sun Community Bancorp Limited. At September 30, 2000, Capitol had unused lines of credit from an unrelated financial institution approximating $20 million.

     Capitol's Board of Directors recently approved a fourth quarter cash dividend of $.09 per share (payable December 1, 2000 to shareholders of record as of November 1, 2000), following cash dividends of $.09 per share paid March 1, June 1 and September 1, 2000.

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

     Stockholders' equity, as a percentage of total assets, approximated 4.03% at September 30, 2000, a slight decrease from the beginning of the year ratio of 4.2%. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the corporation's subordinated debentures) aggregated $151.4 million or 9.65% of total assets at September 30, 2000. The following table summarizes the amounts and related ratios of individually significant subsidiaries (assets of $130 million or more at the beginning of 2000) and consolidated regulatory capital position at September 30, 2000:

                                                                          Sun
                                            Ann Arbor     Capitol      Community
                                            Commerce      National      Bancorp
                                              Bank          Bank        Limited     Consolidated
                                            --------      --------      --------      ---------
Total capital to total assets:
  Minimum required amount                >= $  9,197   >= $  5,894   >= $ 19,062   >= $  62,737
  Actual amount                             $ 17,028      $ 10,863      $ 52,568      $  63,210
    Ratio                                       7.41%         7.37%        11.03%          4.03%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)             >= $  7,672   >= $  4,869   >= $ 16,062   >= $  52,237
  Actual amount                             $ 17,112      $ 10,906      $ 76,514      $ 146,993
    Ratio                                       8.92%         8.96%        19.06%         11.26%

Combined Tier I and Tier II capital
 to risk-weighted assets:
   Minimum required amount(2)            >= $ 15,343   >= $  9,737   >= $ 32,123   >= $ 104,474
   Amount required to meet
     "Well-Capitalized" category(3)      >= $ 19,179   >= $ 12,171   >= $ 40,154   >= $ 130,593
   Actual amount                            $ 19,513      $ 12,430      $ 81,146      $ 163,317
     Ratio                                     10.17%        10.21%        20.21%         12.51%

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and reports on Form 8-K.

     (a)  Exhibits:

          (27) Financial Data Schedule.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

Date: November 14, 2000

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
27                  Financial Data Schedule