Form 10-K405
period 2000-12-31
CAPITOL BANCORP LTD
filed 2001-03-23
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     for the fiscal year ended December 31, 2000

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


                                 (517) 487-6555
               Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

       8.50% Cumulative Trust Preferred Securities, $10 Liquidation Amount
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of stock, as of a specified date within 60 days prior to the date of filing:
$68,425,968 as of February 21, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 7,673,363 as of March 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            See Cross-Reference Sheet

                              CAPITOL BANCORP LTD.
                                    Form 10-K
                      Fiscal Year Ended: December 31, 2000
                              CROSS REFERENCE SHEET

ITEM OF FORM 10-K                                                   INCORPORATION BY REFERENCE FROM:
-----------------                                                   --------------------------------
    PART I
Item 1.  Business                                                   Pages  6-9,  16-21,  28-29  and  36,  Financial  Information
                                                                    Section of Annual Report

Item 2.  Properties                                                 Pages 34-35, Financial Information Section of Annual Report;
                                                                    Page 11, Proxy Statement; and certain individual pages,
                                                                    Marketing Section of Annual Report
    PART II
Item 5.  Market for Registrant's Common Equity and Related          Pages 2-4, 36-38 and 43-44, Financial Information Section of
         Stockholder Matters                                        Annual Report

Item 6.  Selected Financial Data                                    Page 2, Financial Information Section of Annual Report

Item 7.  Management's Discussion and Analysis of Financial          Pages 5-22, Financial Information Section of Annual Report
         Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures                   Pages 5 and 18-21, Financial Information Section of Annual
         About Market Risk                                          Report

Item 8.  Financial Statements and Supplementary Data                Pages 2 and 23-46, Financial Information Section of Annual
                                                                    Report

    PART III
Item 10. Directors and Executive Officers of the Registrant         Pages 2-3, Proxy Statement

Item 11. Executive Compensation                                     Pages 5-10, Proxy Statement

Item 12. Security Ownership of Certain Beneficial Owners            Pages 1-4, Proxy Statement
         and Management

Item 13. Certain Relationships and Related Transactions             Page 11, Proxy Statement

    PART IV
Item 14. Exhibits, Financial Statement Schedules and                Pages 23-46, Financial Information Section of Annual Report
         Reports on Form 8-K

KEY:

"Annual Report"   means the 2000 Annual Report of the Registrant provided to
                  Stockholders and the Commission pursuant to Rule 14a-3(b).
                  Capitol's 2000 Annual Report consists of two documents: a Financial Information Section and a Marketing Section.

"Proxy Statement" means the Proxy Statement of the Registrant on Schedule 14A filed pursuant to Rule 14a-101.

Note: The page number references herein are based on the paper version of the Annual Report and Proxy Statement. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                              CAPITOL BANCORP LTD.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.   Business..........................................................   4

ITEM 2.   Properties........................................................  13

ITEM 3.   Legal Proceedings.................................................  14

ITEM 4.   Submission of Matters to a Vote of Security Holders...............  14

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...............................................  15

ITEM 6.   Selected Financial Data...........................................  15

ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  15

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk........  15

ITEM 8.   Financial Statements and Supplementary Data.......................  16

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  16

                                    PART III

ITEM 10.  Directors and  Executive Officers of the Registrant...............  17

ITEM 11.  Executive Compensation............................................  17

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management....  17

ITEM 13.  Certain Relationships and Related Transactions....................  17

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K..........................................................  18

                                     PART I

ITEM 1. BUSINESS.

a. General development of business:

     Incorporated by reference from Pages 6-9 under the captions "The Business of Capitol and its Banks", and "Capitol's Structure", and Pages 28-29, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

b. Financial information about industry segments:

     Incorporated by reference from Pages 28-29, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

c. Narrative description of business:

     Incorporated by reference from Pages 6-9 under the captions "The Business of Capitol and its Banks", and "Capitol's Structure", Pages 28-29, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation", and Pages 18-21, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages 16-18, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy".

     At December 31, 2000, Capitol and its subsidiaries employed 517 full time equivalent employees.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest- bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for 2000, 1999 and 1998.

                                                                                  Year Ended December 31
                                                          --------------------------------------------------------------------------
                                                                        2000                                     1999
                                                          ---------------------------------        ---------------------------------
                                                                      Interest      (1)                        Interest      (1)
                                                          Average     Income/     Average          Average     Income/     Average
                                                          Balance     Expense    Yield/Cost        Balance     Expense    Yield/Cost
                                                          -------     -------    ----------        -------     -------    ----------
ASSETS
Investment securities:
  U.S. Treasury and government agencies                 $   73,128    $  4,353      5.95%        $   77,947    $  4,589      5.89%
  States and political subdivisions (2)                      1,605          80      4.98%             1,607          73      4.54%
  Other                                                      5,964         292      4.90%             5,118         190      3.71%
Interest-bearing deposits with banks                        13,681         820      5.99%             9,295         544      5.85%
Federal funds sold                                          63,664       3,985      6.26%            87,002       4,272      4.91%
Loans held for resale                                       11,081       1,044      9.42%            17,781       1,364      7.67%
Portfolio loans (3)                                      1,213,192     121,737     10.03%           872,481      82,570      9.46%
                                                        ----------    --------     -----         ----------    --------     -----

     Total interest-earning assets/interest income       1,382,315     132,311      9.57%         1,071,231      93,602      8.74%
Allowance for loan losses (deduct)                         (14,866)                                 (10,391)
Cash and due from banks                                     54,581                                   43,815
Premises and equipment, net                                 14,490                                   12,725
Other assets                                                36,096                                   26,332
                                                        ----------                               ----------

     Total assets                                       $1,472,616                               $1,143,712
                                                        ==========                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 Savings deposits                                       $   45,251       1,758      3.88%        $   42,828       1,547      3.61%
 Time deposits under $100,000                              328,605      21,162      6.44%           285,683      15,744      5.51%
 Time deposits of $100,000 or more                         367,751      21,657      5.89%           252,713      13,434      5.32%
 Other interest-bearing deposits                           353,956      15,679      4.43%           276,670      11,203      4.05%
Debt obligations                                            45,249       3,506      7.75%            29,959       2,072      6.92%
Other                                                                                                   639          87     13.62%
                                                        ----------    --------     -----         ----------    --------     -----
     Total interest-bearing liabilities/interest
      expense                                            1,140,812      63,762      5.59%           888,492      44,087      4.96%
Capitol Trust I preferred securities                        24,244       2,150      8.87%            24,274       2,150      8.86%
                                                        ----------    --------     -----         ----------    --------     -----
                                                         1,165,056      65,912      5.66%           912,766      46,237      5.07%
Noninterest-bearing demand deposits                        176,804                                  130,457
Accrued interest on deposits and other liabilities          25,512                                    9,483
Minority interests in consolidated subsidiaries             46,956                                   40,276
Stockholders' equity                                        58,288                                   50,730
                                                        ----------                               ----------

     Total liabilities and stockholders' equity         $1,472,616                               $1,143,712
                                                        ==========    --------                   ==========    --------
Net interest income                                                   $ 66,399                                 $ 47,365
                                                                      ========                                 ========
Interest Rate Spread (4)                                                            3.91%                                    3.67%
                                                                                   =====                                    =====
Net Yield on Interest-Earning Assets (5)                                            4.80%                                    4.42%
                                                                                   =====                                    =====
Ratio of Average Interest-Earning Assets to
 Interest-Bearing Liabilities                                 1.19 X                                   1.17 X
                                                        ==========                               ==========

                                                                        Year Ended December 31
                                                                   ---------------------------------
                                                                                 1998
                                                                   ---------------------------------
                                                                               Interest      (1)
                                                                   Average     Income/     Average
                                                                   Balance     Expense    Yield/Cost
                                                                   -------     -------    ----------
ASSETS
Investment securities:
  U.S. Treasury and government agencies                          $   62,247     $    3,688    5.92%
  States and political subdivisions (2)                               1,609             77    4.79%
  Other                                                               2,679            111    4.14%
Interest-bearing deposits with banks                                  9,034            118    1.31%
Federal funds sold                                                   93,310          5,013    5.37%
Loans held for resale                                                20,188          1,529    7.57%
Portfolio loans (3)                                                 605,923         59,132    9.76%
                                                                 ----------     ----------   -----

     Total interest-earning assets/interest income                  794,990         69,668    8.76%
Allowance for loan losses (deduct)                                   (7,371)
Cash and due from banks                                              30,000
Premises and equipment, net                                           8,836
Other assets                                                         20,861
                                                                 ----------

     Total assets                                                $  847,316
                                                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 Savings deposits                                                $   37,517          1,487    3.96%
 Time deposits under $100,000                                       259,916         16,119    6.20%
 Time deposits of $100,000 or more                                  165,627          9,331    5.63%
 Other interest-bearing deposits                                    189,707          7,211    3.80%
Debt obligations                                                      4,751            271    5.70%
Other                                                                                  106
                                                                 ----------     ----------   -----
     Total interest-bearing liabilities/interest expense            657,518         34,525    5.25%
Capitol Trust I preferred securities                                 24,192          2,145    8.87%
                                                                 ----------     ----------   -----
                                                                    681,710         36,670    5.38%
Noninterest-bearing demand deposits                                  94,077
Accrued interest on deposits and other liabilities                    7,267
Minority interests in consolidated subsidiaries                      18,830
Stockholders' equity                                                 45,432
                                                                 ----------

     Total liabilities and stockholders' equity                  $  847,316
                                                                 ==========     ----------
Net interest income                                                             $   32,998
                                                                                ==========
Interest Rate Spread (4)                                                                      3.38%
                                                                                             =====
Net Yield on Interest-Earning Assets (5)                                                      4.15%
                                                                                             =====
Ratio of Average Interest-Earning Assets to
 Interest-Bearing Liabilities                                          1.17 X
                                                                 ==========

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

                                                                         Year Ended December 31
                                                  ---------------------------------------------------------------------
                                                        2000 compared to 1999                1999 compared to 1998
                                                  --------------------------------     --------------------------------
                                                   Volume      Rate      Net Total      Volume      Rate      Net Total
                                                  --------    -------    ---------     --------    -------    ---------
Increase (decrease) in interest income:
  Investment securities:
    U.S. Treasury and government agencies         $   (284)   $    48    $   (236)     $    929    $   (28)   $    901
    States and political subdivisions                   (0)         7           7            (0)        (4)         (4)
    Other                                               31         71         102           101        (22)         79
  Interest-bearing deposits with banks                 257         19         276             3        423         426
  Federal funds sold                                (1,146)       859        (287)         (339)      (402)       (741)
  Loans held for resale                               (514)       194        (320)         (182)        17        (165)
  Portfolio loans                                   32,244      6,923      39,167        26,016     (2,578)     23,438
                                                  --------    -------    --------      --------    -------    --------
          Total                                     30,588      8,121      38,709        26,528     (2,594)     23,934

Increase (decrease) in interest expense:
  Deposits:
    Savings deposits                                    88        123         211           210       (150)         60
    Time deposits under $100,000                     2,362      3,056       5,418         1,598     (1,973)       (375)
    Time deposits of $100,000 or more                6,122      2,101       8,223         4,903       (800)      4,103
    Other interest-bearing deposits                  3,130      1,346       4,476         3,305        687       3,992
Debt obligations                                     1,058        376       1,434         1,437        364       1,801
Other                                                  (87)                   (87)         (106)        87         (19)
Capitol Trust I preferred securities                    (3)         3           0             7         (2)          5
                                                  --------    -------    --------      --------    -------    --------
          Total                                     12,669      7,005      19,675        11,354     (1,787)      9,567
                                                  --------    -------    --------      --------    -------    --------
Increase (decrease) in net interest income        $ 17,918    $ 1,116    $ 19,034      $ 15,174    $  (807)   $ 14,367
                                                  ========    =======    ========      ========    =======    ========

                                                       Year Ended December 31
                                                  --------------------------------
                                                        1998 compared to 1997
                                                  --------------------------------
                                                   Volume      Rate      Net Total
                                                  --------    -------    ---------
Increase (decrease) in interest income:
  Investment securities:
    U.S. Treasury and government agencies         $    350    $  (178)   $    172
    States and political subdivisions                   80        (17)         63
    Other                                               30       (130)       (100)
  Interest-bearing deposits with banks                 129        (30)         99
  Federal funds sold                                 2,334       (126)      2,208
  Loans held for resale                                984          9         993
  Portfolio loans                                   17,972     (1,288)     16,684
                                                  --------    -------    --------
          Total                                     21,879     (1,760)     20,119

Increase (decrease) in interest expense:
  Deposits:
    Savings deposits                                   (39)       (18)        (57)
    Time deposits under $100,000                     3,642        290       3,932
    Time deposits of $100,000 or more                3,661       (587)      3,074
    Other interest-bearing deposits                  2,950        150       3,100
Debt obligations                                      (355)      (127)       (482)
Other                                                  106                    106
Capitol Trust I preferred securities                 2,145                  2,145
                                                  --------    -------    --------
          Total                                     12,110       (292)     11,818
                                                  --------    -------    --------
Increase (decrease) in net interest income        $  9,769    $(1,468)   $  8,301
                                                  ========    =======    ========

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated market value of investment securities as of year end 2000, 1999 and 1998 (in $1,000s):

                                                                  December 31
                                        ---------------------------------------------------------------
                                                2000                  1999                  1998
                                        -------------------   -------------------   -------------------
                                        Amortized   Market    Amortized   Market    Amortized   Market
                                          Cost      Value       Cost      Value       Cost      Value
                                        --------   --------   --------   --------   --------   --------
U.S. Treasury and government agencies   $ 60,600   $ 60,435   $100,211   $ 98,860   $ 80,445   $ 80,667
States and political subdivisions          1,604      1,606      2,537      2,515      2,897      2,930
Corporate bonds                              251        251        602        600
Other investments                                                  539        539
Other securities:
 Federal Reserve Bank stock                  394        394        266        266        116        116
 Federal Home Loan Bank stock              3,583      3,583      2,862      2,862      1,431      1,431
 Corporate stock                             907        907      1,003      1,003      1,003      1,003
 Other investments                         1,750      1,750        500        500        317        317
                                        --------   --------   --------   --------   --------   --------
     Total other securities                6,634      6,634      4,631      4,631      2,867      2,867
                                        --------   --------   --------   --------   --------   --------

          Total investments             $ 69,089   $ 68,926   $108,520   $107,145   $ 86,209   $ 86,464
                                        ========   ========   ========   ========   ========   ========

The table below shows the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 2000 (in $1,000s):

                                          U.S. Treasury and     States and Political
                                         Government Agencies        Subdivisions                Other
                                        --------------------    --------------------    --------------------
                                                    Weighted                Weighted                Weighted     Total
                                        Amortized   Average     Amortized   Average     Amortized   Average    Amortized
                                          Cost       Yield        Cost       Yield        Cost       Yield       Cost
                                        ---------   --------    ---------   --------    ---------   --------   ---------
Maturity:
 Due in one year or less                 $19,453      5.81%                               $   251     6.88%     $19,704
 Due after one year but within
  five years                              36,472      5.83%      $ 1,003      4.30%                              37,475
 Due after five years but within
  ten years                                2,000      6.54%          101      5.40%                               2,101
 Due after ten years                       2,675      6.29%          500      5.00%                               3,175
 Without stated maturities                                                                  6,634        *        6,634
                                         -------                 -------                  -------               -------

     Total                               $60,600                 $ 1,604                  $ 6,885               $69,089
                                         =======                 =======                  =======               =======

* Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2000:

U.S. Treasury securities                 1 year      5 months
U.S. Agencies                            2 years     11 months
States and political subdivisions        5 years     0 months

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of the end of each period are shown below (in $1,000s):

                                                                          December 31
                             ------------------------------------------------------------------------------------------------------
                                    2000                 1999                 1998                 1997                 1996
                             ------------------   ------------------    -----------------    -----------------    -----------------
Commercial - real estate     $  865,382   63.83%  $  627,029   59.76%   $417,296   57.62%    $262,157   52.14%    $180,310   50.42%
Commercial - other              308,354   22.74%     247,531   23.59%    173,055   23.89%     133,781   26.61%     103,151   28.84%
                             ----------  ------   ----------  ------    --------  ------     --------  ------     --------  ------
    Total commercial loans    1,173,736   86.57%     874,560   83.35%    590,351   81.51%     395,938   78.75%     283,461   79.26%

Real estate mortgage            113,324    8.36%      96,000    9.15%     80,808   11.16%      66,630   13.25%      53,712   15.02%
Installment                      68,738    5.07%      78,644    7.50%     53,121    7.33%      40,187    7.99%      20,450    5.72%
                             ----------  ------   ----------  ------    --------  ------     --------  ------     --------  ------
    Total portfolio loans    $1,355,798  100.00%  $1,049,204  100.00%   $724,280  100.00%    $502,755  100.00%    $357,623  100.00%
                             ==========  ======   ==========  ======    ========  ======     ========  ======     ========  ======

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2000 according to scheduled repayments of principal.

Aggregate maturities of portfolio loan         Fixed      Variable
 balances which are due:                       Rate         Rate         Total
                                            ----------   ----------   ----------
   In one year or less                      $  512,540   $  227,334   $  739,874
   After one year but within five years        485,072       98,353      583,425
   After five years                             18,206        9,877       28,083
   Nonaccrual loans                              4,416                     4,416
                                            ----------   ----------   ----------
    Total                                   $1,020,234   $  335,564   $1,355,798
                                            ==========   ==========   ==========

The following summarizes, in general, Capitol's various loan classifications:

     Commercial - real estate
     Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size approximates $500,000. At December 31, 2000, approximately 25% of such properties were owner-occupied and approximately 24% of the commercial real estate total consisted of a combination of multi-family and residential rental income properties.

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

CAPITOL BANCORP LIMITED

The aggregate amount of nonperforming portfolio loans is shown below. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis, and
(b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. Nonperforming portfolio loans include all loans for which, based on the Capitol's loan rating system, management has concerns. Loans are placed in nonaccrual status when, in management's opinion, there is a reasonable probability of not collecting 100% of future principal and interest payments. In addition, certain loans, although current based on Capitol's rating criteria, are placed in nonaccrual status. Generally, loans are placed in nonaccrual status when they become 90 days delinquent; however, management may elect to continue the accrual of interest in certain circumstances. When interest accruals are discontinued, interest previously accrued (but unpaid) is reversed. If non-performing loans (including loans in nonaccrual status) had performed in accordance with their contractual terms during the year, additional interest income of $315,000 would have been recorded in 2000. Interest income recognized on loans in nonaccrual status in 2000 operations approximated $205,000. At December 31, 2000, there were no material amounts of loans which were restructured or otherwise renegotiated as a concession to troubled borrowers.

                                                                                            December 31
                                                                           --------------------------------------------------
                                                                            2000       1999       1998       1997       1996
                                                                           ------     ------     ------     ------     ------
Nonperforming loans:                                                                          (in $1,000s)
  Nonaccrual loans:           Commercial                                   $4,082     $2,709     $2,608     $2,570     $  928
                              Real estate                                     163        103        199         59        107
                              Installment                                     171        100        185         59         22
                                                                           ------     ------     ------     ------     ------
     Total nonaccrual loans                                                 4,416      2,912      2,992      2,688      1,057

  Past due loans:             Commercial                                    1,656        834      3,963        897      1,009
                              Real estate                                     534        196        183        401        549
                              Installment                                     151        182        104         25         84
                                                                           ------     ------     ------     ------     ------
     Total past due loans                                                   2,341      1,212      4,250      1,323      1,642
                                                                           ------     ------     ------     ------     ------
Total nonperforming loans                                                  $6,757     $4,124     $7,242     $4,011     $2,699
                                                                           ======     ======     ======     ======     ======
Nonperforming loans as a percentage of total portfolio loans                 0.50%      0.39%      1.00%      0.80%      0.75%
                                                                           ======     ======     ======     ======     ======
Nonperforming loans as a percentage of total assets                          0.41%      0.32%      0.71%      0.58%      0.55%
                                                                           ======     ======     ======     ======     ======
Allowance for loan losses as a percentage of nonperforming loans           258.98%    306.47%    121.75%    155.30%    169.62%
                                                                           ======     ======     ======     ======     ======

The table below summarizes activity in other real estate owned (in $1,000s):

                                                                                          Year Ended December 31
                                                                           ---------------------------------------------------
                                                                             2000       1999       1998       1997       1996
                                                                           -------    -------    -------    -------    -------
Other real estate owned at January 1                                       $ 3,614    $   541    $   165    $   313    $   972

Properties acquired in restructure of loans or in lieu of foreclosure          324      3,426        612

Properties sold                                                               (717)      (376)      (161)      (128)      (520)

Payments received from borrowers or tenants, credited to carrying amount                             (75)       (10)       (47)

Other changes, net                                                            (127)        23                   (10)       (92)
                                                                           -------    -------    -------    -------    -------
Other real estate owned at December 31                                     $ 3,094    $ 3,614    $   541    $   165    $   313
                                                                           =======    =======    =======    =======    =======

Of the other real estate owned at December 31, 2000, one property, with a carrying value of $2.6 million is partially guaranteed by an agency of the federal government. Other real estate owned is valued at the lower of cost or fair value (net of estimated selling cost) at the date of transfer/ acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios each period:

                                                                              Year Ended December 31
                                                         ------------------------------------------------------------------
                                                            2000          1999          1998          1997          1996
                                                         ----------    ----------    ----------    ----------    ----------
                                                                                    (in $1,000s)
Allowance for loan losses at January 1                   $   12,639    $    8,817    $    6,229    $    4,578    $    3,687

Loans charged-off:
  Commercial                                                  2,850         1,201         1,165           551           308
  Real estate                                                   204                           9           117            35
  Installment                                                   117            97           131            49            94
                                                         ----------    ----------    ----------    ----------    ----------
          Total charge-offs                                   3,171         1,298         1,305           717           437

Recoveries:
  Commercial                                                    734           391           336           288           119
  Real estate                                                    13             6             4            18             8
  Installment                                                    18            13            30            13             5
                                                         ----------    ----------    ----------    ----------    ----------
          Total recoveries                                      765           410           370           319           132
                                                         ----------    ----------    ----------    ----------    ----------
          Net charge-offs                                     2,406           888           935           398           305
Additions to allowance charged to expense                     7,216         4,710         3,523         2,049         1,196
                                                         ----------    ----------    ----------    ----------    ----------

          Allowance for loan losses at December 31       $   17,449    $   12,639    $    8,817    $    6,229    $    4,578
                                                         ==========    ==========    ==========    ==========    ==========

Total portfolio loans outstanding at December 31         $1,355,798    $1,049,204    $  724,280    $  502,755    $  357,623
                                                         ==========    ==========    ==========    ==========    ==========
Ratio of allowance for loan losses to
  portfolio loans outstanding                                  1.29%         1.20%         1.22%         1.24%         1.28%
                                                         ==========    ==========    ==========    ==========    ==========

Average total portfolio loans for the year               $1,213,192    $  872,481    $  605,923    $  425,664    $  318,491
                                                         ==========    ==========    ==========    ==========    ==========
Ratio of net charge-offs to average
  portfolio loans outstanding                                  0.20%         0.10%         0.15%         0.09%         0.10%
                                                         ==========    ==========    ==========    ==========    ==========

The allowance for loan losses has been established as a general allowance for losses on the loan portfolio estimated at the balance sheet date. For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table, which includes all loans which, based on Capitol's loan rating system, management has concerns, should not be interpreted as an indication of future charge-offs and the amounts allocated are not intended to reflect the amount that may be available for future losses since the allowance is a general allowance.

                                                                                     December 31
                                                          ------------------------------------------------------------------
                                                             2000          1999          1998          1997          1996
                                                          ----------    ----------    ----------    ----------    ----------
                                                                                     (in $1,000s)
Commercial                                                $    8,307    $    5,965    $    4,501    $    2,875    $    2,281
Real estate mortgage                                             147           165           127           103            67
Installment                                                      551           385           262           185           100
Unallocated                                                    8,444         6,124         3,927         3,066         2,130
                                                          ----------    ----------    ----------    ----------    ----------

      Total allowance for loan losses                     $   17,449    $   12,639    $    8,817    $    6,229    $    4,578
                                                          ==========    ==========    ==========    ==========    ==========

        Total portfolio loans outstanding                 $1,355,798    $1,049,204    $  724,280    $  502,755    $  357,623
                                                          ==========    ==========    ==========    ==========    ==========

Ratio of allowance to portfolio loans outstanding               1.29%         1.20%         1.22%         1.24%         1.28%
                                                          ==========    ==========    ==========    ==========    ==========

In addition to the allowance for loan losses, certain commercial loans in Michigan and Indiana participate in state-sponsored loan programs. Under those programs, the governmental unit shares loss exposure on such loans by funding reserves which are placed as deposits at the banks. Loans participating in this program and related reserves approximated $34 million and $2 million, respectively, at December 31, 2000. Such reserve amounts are separate and excluded from the allowance for loan losses. The future of the Michigan program was uncertain at December 31, 2000.

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2000, 1999 and 1998:

                                                              Year Ended December 31
                                         ---------------------------------------------------------------
                                                 2000                   1999                   1998
                                         -------------------    ------------------    ------------------
                                                     Average               Average               Average
                                           Amount     Rate       Amount     Rate       Amount     Rate
                                           ------     ----       ------     ----       ------     ----
Noninterest-bearing demand deposits      $  176,804             $130,457              $ 94,077
Savings deposits                             45,251   3.88%       42,828    3.61%       37,517    3.96%
Time deposits under $100,000                328,605   6.44%      285,683    5.51%      259,916    6.20%
Time deposits of $100,000 or more           367,751   5.89%      252,713    5.32%      165,627    5.63%
Other interest-bearing deposits             353,956   4.43%      276,670    4.05%      189,707    3.80%
                                         ----------             --------              --------

     Total deposits                      $1,272,367             $988,351              $746,844
                                         ==========             ========              ========

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2000 (in $1,000s):


Three months or less                     $ 134,987
Three months to twelve months              205,756
Over 12 months                              64,475
                                         ---------
     Total                               $ 405,218
                                         =========

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

                                                                                       Year Ended December 31
                                                                                 --------------------------------
                                                                                  2000         1999         1998
                                                                                 ------       ------       ------
Net income as a percentage of:
 Average stockholders' equity                                                    13.78%       10.66%       10.19%
 Average total assets                                                             0.55%        0.47%        0.55%

Capital ratios:
 Average stockholders' equity as a percentage of average total assets             3.96%        4.44%        5.36%
 Average total equity (stockholders' equity and minority interests in
  consolidated subsidiaries) as a percentage of average total assets              7.15%        7.96%        7.58%
 Average total capital funds (stockholders' equity, minority interests in consolidated subsidiaries and trust-preferred securities) as a percentage
  of average total assets                                                         8.79%       10.08%       10.44%

Dividend payout ratio (cash dividends per share as a percentage of net income per share):
   Basic                                                                         31.58%       42.86%       45.00%
   Diluted                                                                       31.86%       43.37%       46.25%

ITEM 2. PROPERTIES.

     Substantially all of the office locations are leased. Each of Capitol's banks operate from a single location, except Capitol National Bank (which has one branch location in Okemos, Michigan) and Sunrise Bank of Arizona (which had a loan production office in San Diego, California at year-end 2000). The addresses of each bank's main office are shown in the Marketing Section of Annual Report, which are incorporated herein by reference, from the following captioned pages therein:

          Ann Arbor Commerce Bank            Kent Commerce Bank
          Arrowhead Community Bank           Macomb Community Bank
          Bank of Tucson                     Mesa Bank
          Black Mountain Community Bank      Muskegon Commerce Bank
          Brighton Commerce Bank             Oakland Commerce Bank
          Camelback Community Bank           Paragon Bank & Trust
          Capitol National Bank              Portage Commerce Bank
          Desert Community Bank              Red Rock Community Bank
          Detroit Commerce Bank              Southern Arizona Community Bank
          East Valley Community Bank         Sunrise Bank of Albuquerque
          Elkhart Community Bank             Sunrise Bank of Arizona
          Goshen Community Bank              Valley First Community Bank
          Grand Haven Bank                   Yuma Community Bank

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

     The principal offices of Capitol are located within the same building as Capitol National Bank in Lansing, Michigan. Those headquarters include administrative, operations, accounting, and executive staff. Data processing centers are located in Lansing, Michigan and Tempe, Arizona.

     Sun Community Bancorp Limited's principal offices are within the same building as Camelback Community Bank in Phoenix, Arizona.

     Certain of the office locations are leased from related parties. Incorporated by reference from Pages 34-35, Financial Information Section of Annual Report, under the caption "Note F--Premises and Equipment" and Page 11, Proxy Statement, third paragraph thereunder under the caption "Certain Relationships and Related Transactions".

     Management believes Capitol's and its subsidiaries' offices to be in good and adequate condition and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2000, there were no material pending legal proceedings to which Capitol or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2000, no matters were submitted to a vote by security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.   Market Information:

          Incorporated by reference from Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock", Pages 36-38, under the caption "Note J--Common Stock and Stock Options" and Page 4, under the caption "Shareholder Information".

B.   Holders:

          Incorporated by reference from first sentence of third paragraph on Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock".

C.   Dividends:

          Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share", Pages 43-44, Financial Information Section of Annual Report, under the caption "Note P--Dividend Limitations of Subsidiaries and Other Capital Requirements" and the first full paragraph commencing on Page 36, Financial Information Section of Annual Report, under the caption "Note H--Debt Obligations".

ITEM 6. SELECTED FINANCIAL DATA.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2000, 1999, 1998, 1997 and 1996".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from Pages 5-22, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Page 5, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference from Pages 18-21, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page 5, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from Pages 2-3, Proxy Statement, under the caption "Election of Directors".

     Executive officers of Capitol are as follows:

                       Name and                                Year First Became
                  Principal Positions                    Age      An Officer
                  -------------------                    ---      ----------
Joseph D. Reid                                           58          1988
  Chairman, President and Chief Executive Officer*
David O'Leary                                            70          1988
  Secretary
Paul R. Ballard                                          51          1990
  Executive Vice President**
Robert C. Carr                                           61          1988
  Executive Vice President and Treasurer**
David J. Dutton                                          50          2000
  Executive Vice President and Chief Information
  Officer***
Cristin Reid English                                     32          1997
  Executive Vice President*
Lee W. Hendrickson                                       45          1991
  Executive Vice President and Chief Financial Officer*
Michael M. Moran                                         41          2000
  Executive Vice President
David K. Powers                                          55          1990
  Executive Vice President
William E. Rheaume                                       59          1998
  Executive Vice President and Senior Counsel
Bruce A. Thomas                                          43          1998
  Executive Vice President
Brian K. English                                         35          2001
  General Counsel
Carl C. Farrar                                           51          1998
  Senior Vice President
John C. Smythe                                           54          1983
  Senior Vice President
Marie D. Walker                                          41          1990
  Senior Vice President and Controller

* Also serves in similar capacity at Sun Community Bancorp Limited, Indiana Community Bancorp Limited, Nevada Community Bancorp Limited and Sunrise Capital Corporation (consolidated subsidiaries of Capitol).
** Also serves as an executive officer of Indiana Community Bancorp Limited (a consolidated subsidiary of Capitol).
*** Also serves in similar capacity at Sun Community Bancorp Limited (a consolidated subsidiary of Capitol).

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference from Pages 5-7, under the caption "Compensation Committee Report on Executive Compensation", and Pages 8-10, Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from Page 1, Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof", Pages 2-3, Proxy Statement, under the caption "Election of Directors" and Page 4, Proxy Statement, second paragraph under the caption "Meetings of the Board of Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from Page 11, Proxy Statement, under the caption "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.   Exhibits:

          The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and report of independent auditors included on Pages 23-46 of the Financial Information Section of Annual Report of the registrant to its stockholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

          Report of Independent Auditors.

          Consolidated balance sheets -- December 31, 2000 and 1999.

          Consolidated  statements of  income -- Years ended December 31, 2000,
           1999 and 1998.

          Consolidated statements of changes in stockholders' equity -- Years ended December 31, 2000, 1999 and 1998.

          Consolidated statements of cash flows -- Years ended December 31, 2000, 1999 and 1998.

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

B.   Reports on Form 8-K:

          During the fourth quarter of 2000, one report on Form 8-K was filed by the registrant, reporting certain executive officers' presentation made at the U.S. Bancorp Piper Jaffray's Financial Services Conference on November 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD.
Registrant

By: /s/ Joseph D. Reid                  By: /s/ Lee W. Hendrickson
    ---------------------------             ---------------------------
    Joseph D. Reid                          Lee W. Hendrickson
    Chairman, President and                 Executive Vice President and Chief
    Chief Executive Officer                 Financial Officer (Principal
                                            Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 23, 2001.


/s/ Joseph D. Reid                         /s/ Robert C. Carr
-------------------------------------      -------------------------------------
Joseph D. Reid, Chairman, President,       Robert C. Carr, Executive Vice
Chief Executive Officer and Director       President, Treasurer and Director

/s/ David O'Leary                          /s/ Louis G. Allen
-------------------------------------      -------------------------------------
David O'Leary, Secretary and Director      Louis G. Allen, Director

/s/ Paul R. Ballard                        /s/ David L. Becker
-------------------------------------      -------------------------------------
Paul R. Ballard, Executive                 David L. Becker, Director
Vice President and Director

/s/ Douglas E. Crist                       /s/ James C. Epolito
-------------------------------------      -------------------------------------
Douglas E. Crist, Director                 James C. Epolito, Director

/s/ Gary A. Falkenberg
-------------------------------------      -------------------------------------
Gary A. Falkenberg, Director               Joel I. Ferguson, Director

/s/ Kathleen A. Gaskin
-------------------------------------      -------------------------------------
Kathleen A. Gaskin, Director               H. Nicholas Genova, Director

/s/ L. Douglas Johns                       /s/ Michael L. Kasten
-------------------------------------      -------------------------------------
L. Douglas Johns, Director                 Michael L. Kasten, Director

/s/ Leonard Maas                           /s/ Lyle W. Miller
-------------------------------------      -------------------------------------
Leonard Maas, Director                     Lyle W. Miller, Director

                                  EXHIBIT INDEX

                                                                                           PAGE NUMBER OR
                                                                                           INCORPORATED BY
EXHIBIT NO.             DESCRIPTION                                                        REFERENCE FROM:
-----------             -----------                                                        ---------------
   3       Articles of Incorporation and Bylaws                                                  (1)

   4       Instruments Defining the Rights of Security Holders:

     (a)   Common Stock Certificate                                                              (1)

     (b)   Indenture dated December 18, 1997                                                    (14)

     (c)   Subordinated Debenture                                                               (14)

     (d)   Amended and Restated Trust Agreement dated December 18, 1997                         (14)

     (e)   Preferred Security Certificate dated December 18, 1997                               (14)

     (f)   Preferred Securities Guarantee Agreement of Capitol Trust I
           dated December 18, 1997                                                              (14)

     (g)   Agreement as to Expenses and Liabilities of Capitol Trust I                          (14)

     (h)   Capitol Bancorp Ltd. 2000 Incentive Stock Plan

  10       Material Contracts:

     (a)   Joseph D. Reid Employment Agreement (as amended effective
           January 1, 1989)                                                                      (2)

     (b)   Profit Sharing/401(k) Plan (as amended and restated April 1, 1995)                   (13)

     (b1)  First and Second Amendments to Profit Sharing/401(k) Plan                            (15)

     (b2)  Third, Fourth and Fifth Amendments to Profit Sharing/401(k) Plan                     (17)

     (b3)  Sixth, Seventh, Eighth, and Ninth Amendments to Profit
           Sharing/401(k) Plan

     (c)   Lease Agreement with Business & Trade Center, Ltd.                                   (11)

     (d)   Employee Stock Ownership Plan (as amended and restated
           February 10, 1994)                                                                   (12)

     (d1)  Second and Third Amendments to Employee Stock Ownership Plan                         (15)

     (d2)  Fourth Amendment to Employee Stock Ownership Plan                                    (17)

     (d3)  Fifth Amendment to Employee Stock Ownership Plan

     (e)   Employment Agreements with Robert C. Carr, John C. Smythe, and
           Charles J. McDonald                                                                  (2)

                                                                                           PAGE NUMBER OR
                                                                                           INCORPORATED BY
EXHIBIT NO.             DESCRIPTION                                                        REFERENCE FROM:
-----------             -----------                                                        ---------------
  10       Material Contracts--continued:

     (f)   Executive Supplemental Income Agreements with Robert C. Carr, Paul R. Ballard,
           Richard G. Dorner, James R. Kaye, Scott G. Kling, John D. Groothuis, David K.
           Powers, John C. Smythe and Charles J.McDonald                                         (13)

     (g)   Amendment to Employment Agreement of Joseph D. Reid, dated October 2, 1989             (3)

     (h)   Consolidation Agreement between the Corporation and Portage Commerce Bank              (4)

     (i)   Amendment to Employment Agreement of Joseph D. Reid, dated January 30, 1990            (5)

     (j)   Employment Agreements with Paul R. Ballard and Richard G. Dorner                       (6)

     (k)   Employment Agreement with David K. Powers                                              (7)

     (l)   Definitive Exchange Agreement and Closing Memorandum between the Registrant and
           United Savings Bank, FSB                                                               (8)

     (m)   Employment Agreement with James R. Kaye                                                (9)

     (n)   Definitive Exchange Agreement between the Registrant and Financial Center             (10)
           Corporation

     (o)   Employment Agreement by and between Sun Community Bancorp Limited and Joseph D.       (16)
           Reid. (Exhibit 10.1 of Sun Community Bancorp Limited)

     (p)   Employment Agreement by and between Sun Community Bancorp Limited and John S.
           Lewis. (Exhibit 10.7 of Sun Community Bancorp Limited)                                (16)

     (q)   Anti-dilution Agreement by and between Sun Community Bancorp Limited and Capitol
           Bancorp Ltd. (Exhibit 10.10 of Sun Community Bancorp Limited)                         (16)

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

(17) Form 10-K for year ended December 31, 1999, filed March 27, 2000.