Form 10-Q
period 2001-03-31
CAPITOL BANCORP LTD
filed 2001-05-15
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period ___________ from to ___________


                        Commission file number 33-24728C


                              CAPITOL BANCORP LTD.
             (Exact name of registrant as specified in its charter)


                   MICHIGAN                                     38-2761672
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)


200 WASHINGTON SQUARE NORTH, LANSING, MICHIGAN                    48933
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

     Common stock, No par value: 7,803,836 shares outstanding as of April 30, 2001.

                                      INDEX

PART I. FINANCIAL INFORMATION

                           FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this document, including Capitol's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "believe", and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, and (xi) other risks detailed in Capitol's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

                                                                            Page
                                                                            ----

Item 1. Financial Statements:
        Consolidated balance sheets - March 31, 2001 and
          December 31, 2000.                                                   3
        Consolidated statements of income - Three months ended
          March 31, 2001 and 2000.                                             4
        Consolidated statements of changes in stockholders' equity -
          Three months ended March 31, 2001 and 2000.                          5
        Consolidated statements of cash flows - Three months ended
          March 31, 2001 and 2000.                                             6
        Notes to consolidated financial statements.                            7
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                           9


PART II. OTHER INFORMATION
Item 1. Legal Proceedings.                                                    18
Item 2. Changes in Securities and Use of Proceeds.                            18
Item 3. Defaults Upon Senior Securities.                                      18
Item 4. Submission of Matters to a Vote of Security Holders.                  18
Item 5. Other Information.                                                    18
Item 6. Exhibits and Reports on Form 8-K.                                     18

SIGNATURES                                                                    19

                                 PART I, ITEM 1

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000

                                                             March 31      December 31
                                                              2001            2000
                                                           -----------     -----------
                                                                 (in thousands)
ASSETS
Cash and due from banks                                    $    80,636     $    71,480
Interest-bearing deposits with banks                            20,686          17,027
Federal funds sold                                              82,004          54,277
                                                           -----------     -----------
          Cash and cash equivalents                            183,326         142,784
Loans held for resale                                           38,943          21,322
Investment securities:
  Available for sale, carried at market value                   42,283          62,292
  Held for long-term investment, carried at
    amortized cost which approximates market value               6,707           6,634
                                                           -----------     -----------
          Total investment securities                           48,990          68,926
Portfolio loans:
  Commercial                                                 1,275,418       1,173,736
  Real estate mortgage                                         113,981         113,324
  Installment                                                   69,608          68,738
                                                           -----------     -----------
          Total portfolio loans                              1,459,007       1,355,798
  Less allowance for loan losses                               (18,930)        (17,449)
                                                           -----------     -----------
          Net portfolio loans                                1,440,077       1,338,349
Premises and equipment                                          17,630          14,651
Accrued interest income                                          9,588           9,778
Excess of cost over net assets of acquired subsidiaries          6,157           6,348
Other assets                                                    29,942          27,918
                                                           -----------     -----------

          TOTAL ASSETS                                     $ 1,774,653     $ 1,630,076
                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                      $   228,636     $   209,023
  Interest-bearing                                           1,299,126       1,191,876
                                                           -----------     -----------
          Total deposits                                     1,527,762       1,400,899
Debt obligations                                                62,475          58,150
Accrued interest on deposits and other liabilities              21,060          13,721
                                                           -----------     -----------
          Total liabilities                                  1,611,297       1,472,770

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                  24,335          24,327

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                 65,245          62,575

STOCKHOLDERS' EQUITY
 Common stock, no par value:
 25,000,000 shares authorized;
 issued and outstanding:  2001 - 7,803,563 shares
                          2000 - 7,673,363 shares               67,436          65,939
Retained earnings                                                8,186           6,569
Market value adjustment (net of tax effect) for
  investment securities available for sale
  (accumulated other comprehensive income)                         150            (108)
                                                           -----------     -----------
                                                                75,772          72,400
Less note receivable from exercise of stock options
  and unallocated ESOP shares                                   (1,996)         (1,996)
                                                           -----------     -----------
          Total stockholders' equity                            73,776          70,404
                                                           -----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,774,653     $ 1,630,076
                                                           ===========     ===========

                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2001 and 2000
                      (in thousands, except per share data)

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                      2001               2000
                                                     -------           --------
Interest income:
  Portfolio loans (including fees)                   $35,004           $ 26,370
  Loans held for resale                                  597                 96
  Taxable investment securities                          826              1,195
  Federal funds sold                                   1,015                900
  Interest-bearing deposits with banks and other         299                168
  Dividends on investment securities                      73                 60
                                                     -------           --------

          Total interest income                       37,814             28,789
Interest expense:
  Demand deposits                                      4,314              3,366
  Savings deposits                                       434                408
  Time deposits                                       12,952              8,868
  Debt obligations and other                           1,663              1,382
                                                     -------           --------
          Total interest expense                      19,363             14,024
                                                     -------           --------
          Net interest income                         18,451             14,765
Provision for loan losses                              1,624              1,362
                                                     -------           --------
          Net interest income after
            provision for loan losses                 16,827             13,403
Noninterest income:
  Service charges on deposit accounts                    710                461
  Trust fee income                                       483                262
  Fees from origination of non-portfolio
    residential mortgage loans                           602                297
  Realized gain (loss) on sale of investment
    securities available for sale                          3                 (4)
  Other                                                  325                311
                                                     -------           --------
          Total noninterest income                     2,123              1,327
Noninterest expense:
  Salaries and employee benefits                       9,013              6,732
  Occupancy                                            1,375              1,043
  Equipment rent, depreciation and maintenance         1,036                948
  Deposit insurance premiums                              56                 47
  Other                                                3,918              3,453
                                                     -------           --------
          Total noninterest expense                   15,398             12,223
                                                     -------           --------
Income before federal income taxes and
  minority interest                                    3,552              2,507
Federal income taxes                                   1,431                897
                                                     -------           --------
   Income before minority interest                     2,121              1,610
Credit resulting from minority interest in
  net losses of consolidated subsidiaries                262                108
                                                     -------           --------

       NET INCOME                                    $ 2,383           $  1,718
                                                     =======           ========

       NET INCOME PER SHARE -- Note C

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2001 and 2000
                        (in thousands except share data)

                                                                                              Note
                                                                                           Receivable
                                                                                          from Exercise
                                                                                            of Stock
                                                                             Accumulated   Options and
                                                                                Other      Unallocated
                                                    Common      Retained    Comprehensive     ESOP
                                                     Stock      Earnings        Income        Shares        Total
                                                    -------     -------        -------       -------      --------
THREE MONTHS ENDED MARCH 31, 2000

Balances at January 1, 2000                         $56,648      $ 1,068       $  (907)      $(2,141)      $ 54,668

Issuance of 6,000 shares of common stock
  upon exercise of stock options                         49                                                      49

Issuance of 124,855 shares of common stock to
  acquire minority interest in bank subsidiary        1,337                                                   1,337

Cash dividends paid                                                 (620)                                      (620)

Components of comprehensive income:
  Net income for the period                                        1,718                                      1,718
  Market value adjustment for investment
     securities available for sale (net of
     income tax effect)                                                           (146)                        (146)
                                                                                                           --------
     Comprehensive income for the period                                                                      1,572
                                                    -------      -------       -------       -------       --------

   BALANCES AT MARCH 31, 2000                       $58,034      $ 2,166       $(1,053)      $(2,141)      $ 57,006
                                                    =======      =======       =======       =======       ========


THREE MONTHS ENDED MARCH 31, 2001

Balances at January 1, 2001                         $65,939      $ 6,569       $  (108)      $(1,996)      $ 70,404

Proceeds from the sale of 130,000 shares
  of common stock and 32,500 warrants to
  purchase common stock                               1,495                                                   1,495

Issuance of 200 shares of common stock
  upon exercise of warrants                               2                                                       2

Cash dividends paid                                                 (766)                                      (766)

Components of comprehensive income:
  Net income for the period                                        2,383                                      2,383
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                             258                          258
                                                                                                           --------
    Comprehensive income for the period                                                                       2,641
                                                    -------      -------       -------       -------       --------

   BALANCES AT MARCH 31, 2001                       $67,436      $ 8,186       $   150       $(1,996)      $ 73,776
                                                    =======      =======       =======       =======       ========

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000

                                                                         2001          2000
                                                                       ---------     ---------
                                                                           (in thousands)
OPERATING ACTIVITIES
  Net income                                                           $   2,383     $   1,718
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                            1,624         1,362
      Depreciation of premises and equipment                                 812           798
      Amortization of goodwill and other intangibles                         191           120
      Net amortization (accretion) of investment
        security premiums (discounts)                                        (13)            2
      Loss (gain) on sale of premises and equipment                          273            (3)
      Minority interest in net losses of consolidated subsidiaries          (262)         (108)
  Originations and purchases of loans held for resale                   (118,403)      (25,527)
  Proceeds from sales of loans held for resale                           100,782        31,190
  Increase in accrued interest income  and other assets                   (1,696)         (390)
  Increase in accrued interest and other liabilities                       7,339            11
                                                                       ---------     ---------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (6,970)        9,173

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
     available for sale                                                      500           995
  Proceeds from maturities of investment securities
     available for sale                                                   26,913        32,868
  Purchases of investment securities available for sale                   (7,074)       (9,342)
  Net increase in portfolio loans                                       (103,352)      (82,686)
  Proceeds from sales of premises and equipment                              104            12
  Purchases of premises and equipment                                     (4,168)         (499)
                                                                       ---------     ---------

                NET CASH USED BY INVESTING ACTIVITIES                    (87,077)      (58,652)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                      56,470        38,018
  Net increase in certificates of deposit                                 70,393        45,225
  Net borrowings (payments) on debt obligations                            4,325       (13,300)
  Resources provided by minority interests                                 2,670         2,889
  Net proceeds from issuance of common stock                               1,497            49
  Cash dividends paid                                                       (766)         (620)
                                                                       ---------     ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                134,589        72,261
                                                                       ---------     ---------

                INCREASE IN CASH AND CASH EQUIVALENTS                     40,542        22,782

Cash and cash equivalents at beginning of period                         142,784       104,306
                                                                       ---------     ---------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 183,326     $ 127,088
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

     The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     The consolidated balance sheet as of December 31, 2000 was derived from audited consolidated financial statements as of that date. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

NOTE B - NEW BANKS AND PENDING BANK APPLICATIONS

     Sunrise Bank of San Diego, located in San Diego, California, opened in January 2001. It is majority-owned by Sunrise Capital Corporation which is majority-owned by Sun Community Bancorp Limited, a subsidiary of Capitol.

     At March 31, 2001, efforts were underway for formation of new banks in California, Indiana and Nevada.

              [The remainder of this page intentionally left blank]

NOTE C - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------

Numerator--net income for the period                 $2,383,000       $1,718,000
                                                     ==========       ==========

Denominator:
  Weighted average number of common shares
    outstanding (denominator for basic earnings
    per share)                                        7,676,292        6,853,096

  Effect of dilutive securities--stock options           92,010           29,705
                                                     ----------       ----------

Denominator for dilutive net income per share--
  Weighted average number of common shares and
    potential dilution                                7,768,302        6,882,801
                                                     ==========       ==========
Net income per share:
      Basic                                          $     0.31       $     0.25
                                                     ==========       ==========
      Diluted                                        $     0.31       $     0.25
                                                     ==========       ==========

NOTE D - PRIVATE PLACEMENT OF COMMON STOCK

     In March 2001, Capitol completed a private placement of 130,000 shares of common stock and 32,500 warrants (each such warrant permitting the holder to purchase one share of common stock prior to the expiration date of the warrant in March 2003). Proceeds from the offering approximated $1.5 million and will be used for debt retirement and additional investment in bank development activities.

NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS

     FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Capitol's financial statements.

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

                                 PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets approximated $1.77 billion at March 31, 2001, an increase of $145 million from the December 31, 2000 level of $1.63 billion. The balance sheets include Capitol and its consolidated subsidiaries.

     Portfolio loans increased during the three-month period by approximately $103 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $102 million, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2001 is net of about $5.2 million of loans sold to other financial institutions.

     The allowance for loan losses at March 31, 2001 approximated $18.9 million or 1.30% of total portfolio loans, a slight increase from the year-end 2000 ratio of 1.29%.

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


              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                                             2001           2000
                                                                          ----------     ----------
Allowance for loan losses at January 1                                    $   17,449     $   12,639

Loans charged-off:
  Commercial                                                                     229            175
  Real estate mortgage                                                             1             44
  Installment                                                                     36             22
                                                                          ----------     ----------
    Total charge-offs                                                            266            241

Recoveries:
  Commercial                                                                     114             86
  Real estate mortgage                                                             2              2
  Installment                                                                      7              5
                                                                          ----------     ----------
    Total recoveries                                                             123             93
                                                                          ----------     ----------
    Net charge-offs                                                              143            148
Additions to allowance charged to expense                                      1,624          1,362
                                                                          ----------     ----------
  Allowance for loan losses at March 31                                   $   18,930     $   13,853
                                                                          ==========     ==========

Average total portfolio loans for period ended March 31                   $1,409,323     $1,092,668
                                                                          ==========     ==========

Ratio of net charge-offs to average portfolio loans outstanding                 0.01%          0.01%
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

                                  March 31, 2001            December 31, 2000
                             ------------------------     ----------------------
                                           Percentage                 Percentage
                                            of Total                   of Total
                                           Portfolio                   Portfolio
                               Amount        Loans          Amount       Loans
                             ----------      -----        ----------     -----
Commercial                   $    9,687      0.66%        $    8,307     0.61%
Real estate mortgage                147      0.01                147     0.01
Installment                         585      0.04                551     0.04
Unallocated                       8,511      0.58              8,444     0.62
                             ----------      ----         ----------     ----

Total allowance for
  loan losses                $   18,930      1.30%        $   17,449     1.29%
                             ==========      ====         ==========     ====

  Total portfolio
     loans outstanding       $1,459,007                   $1,355,798
                             ==========                   ==========

     In addition to the allowance for loan losses, certain commercial loans in Michigan and Indiana are enrolled in state-sponsored loan programs and have additional reserves established to provide for loss protection. At March 31, 2001, total loans under these programs approximated $33.0 million. Reserves related to these loans, which are represented by earmarked funds on deposit at certain of the bank subsidiaries, approximated $1.5 million and are not included in the allowance for loan losses. In 2001, the Michigan agency announced revised plans to terminate its loan program in 2002.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 2000 and through March 31, 2001.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                     March 31        Dec 31
                                                       2001           2000
                                                     --------        ------
     Nonaccrual loans:
       Commercial                                     $4,912         $4,082
       Real estate                                       648            163
       Installment                                       114            171
                                                      ------         ------
     Total nonaccrual loans                            5,674          4,416

     Past due (>90 days) loans:
       Commercial                                      2,080          1,656
       Real estate                                       491            534
       Installment                                       187            151
                                                      ------         ------
     Total past due loans                              2,758          2,341
                                                      ------         ------
     Total nonperforming loans                        $8,432         $6,757
                                                      ======         ======

     Nonperforming loans increased approximately $1.7 million during the three-month period ended March 31, 2001. Most of the nonaccrual loans at March 31, 2001 are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $3.0 million at March 31, 2001 and $3.1 million at December 31, 2000.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and certain ratios (dollars in thousands):

                                                                                                                 Allowance as a
                                                  Total                Allowance for          Nonperforming    Percentage of Total
                                             Portfolio Loans            Loan Losses               Loans          Portfolio Loans
                                        ------------------------    --------------------    -----------------   -----------------
                                         March 31       Dec 31      March 31     Dec 31     March 31   Dec 31   March 31   Dec 31
                                           2001          2000         2001        2000        2001      2000      2001      2000
                                        ----------    ----------    --------    --------     ------    ------   -------    ------
Ann Arbor Commerce Bank                 $  211,239    $  208,114    $  2,895    $  2,810     $  467    $  799     1.37%     1.35%
Brighton Commerce Bank                      55,508        53,886         628         602                          1.13      1.12
Capitol National Bank                      130,719       130,384       1,861       1,757      1,637       805     1.42      1.35
Detroit Commerce Bank(1)                    23,733        21,081         269         245                    1     1.13      1.16
Grand Haven Bank                            73,055        67,419         939         861        324       474     1.29      1.28
Kent Commerce Bank                          43,039        40,346         487         444         56        73     1.13      1.10
Macomb Community Bank                       91,011        86,886       1,015         964                          1.12      1.11
Muskegon Commerce Bank                      59,831        55,431         677         617        302       125     1.13      1.11
Oakland Commerce Bank                       80,877        79,598       1,033         971        475       515     1.28      1.22
Paragon Bank & Trust                        69,349        64,820         853         807        475       507     1.23      1.24
Portage Commerce Bank                      114,049       112,674       1,525       1,496      2,820     1,651     1.34      1.33
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)                 22,356        17,968         336         270                          1.50      1.50
  Goshen Community Bank(1)                   5,690         2,383          86          36                          1.51      1.51
Sun Community Bancorp Limited:
  Arrowhead Community Bank(1)               10,652         4,724         160          71                          1.50      1.50
  Bank of Tucson                            78,541        75,359       1,099       1,023         22               1.40      1.36
  Camelback Community Bank(1)               42,512        37,822         564         483         20               1.33      1.28
  East Valley Community Bank(1)             26,969        25,937         419         357                          1.55      1.38
  Mesa Bank(1)                              33,482        28,930         410         374                   27     1.22      1.29
  Southern Arizona Community Bank(1)        37,606        36,135         463         434                          1.23      1.20
  Valley First Community Bank               44,399        42,759         667         663        334       306     1.50      1.55
  Yuma Community Bank(1)                     6,984           800         105          13                          1.50      1.62
  Nevada Community Bancorp Limited:
    Black Mountain Community Bank(1)        23,590        17,052         354         257        240       241     1.50      1.41
    Desert Community Bank(1)                35,159        29,426         527         441      1,071     1,089     1.50      1.50
    Red Rock Community Bank(1)              44,596        38,666         669         586                          1.50      1.52
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(1)          23,561        16,259         318         238                          1.35      1.46
    Sunrise Bank of Arizona(1)              51,952        59,465         652         650         80        35     1.26      1.09
    Sunrise Bank of San Diego(1)            17,078                       231                                      1.35
Other, net                                   1,470         1,474        (312)        (21)       109       109
                                        ----------    ----------    --------    --------     ------    ------    -----     -----
Consolidated                            $1,459,007    $1,355,798    $ 18,930    $ 17,449     $8,432    $6,757     1.30%     1.29%
                                        ==========    ==========    ========    ========     ======    ======    =====     =====

----------
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2001 amounted to $2,383,000 ($.31 per share), an increase from the $1,718,000 ($.25 per share) earned from operations during the corresponding period of 2000.

     First quarter 2001 earnings were a new record level of revenue and net income. This period was benefited by strong bank performance coupled with earnings from Sun Community Bancorp, the southwestern bank development affiliate.

     Operating results (in thousands) were as follows:

                                                                                      Three months ended March 31
                                                                  ----------------------------------------------------------------
                                                                                               Return on             Return on
                                            Total Assets              Net Income            Beginning Equity       Average Assets
                                      ------------------------    -------------------     -------------------     ----------------
                                       March 31       Dec 31
                                         2001          2000         2001        2000        2001        2000       2001     2000
                                      ----------    ----------    -------     -------     -------     -------     -----     -----
Ann Arbor Commerce Bank               $  250,560    $  242,180    $   925     $   844       21.23%      21.84%     1.53%     1.56%
Brighton Commerce Bank                    64,476        62,431        117         122        8.65       10.41       .76       .86
Capitol National Bank                    154,330       148,385        577         532       20.76       21.41      1.54      1.54
Detroit Commerce Bank                     31,275        30,269        (31)         (9)        n/a         n/a       n/a       n/a
Grand Haven Bank                          81,406        76,644        199         281       13.48       21.04      1.02      1.56
Kent Commerce Bank                        46,559        45,288          7         (18)        .54         n/a       .06       n/a
Macomb Community Bank                    113,375       100,597        265         239       11.91       11.91      1.01       .88
Muskegon Commerce Bank                    67,499        61,867        138         115        9.50       11.94       .83       .91
Oakland Commerce Bank                    102,498        97,099        313         267       16.63       14.88      1.27      1.15
Paragon Bank & Trust                      81,669        79,504        104         149        6.60        8.99       .52       .68
Portage Commerce Bank                    129,482       128,802        409         462       17.10       20.90      1.26      1.47
Indiana Community Bancorp Limited:
  Elkhart Community Bank                  28,142        24,259        (36)        (87)        n/a         n/a       n/a       n/a
  Goshen Community Bank(1)                11,084         8,402       (111)        n/a         n/a         n/a       n/a       n/a
Sun Community Bancorp Limited:
  Arrowhead Community Bank(1)             12,553         8,091       (167)        n/a         n/a         n/a       n/a       n/a
  Bank of Tucson                         103,326        98,285        524         455       24.52       26.24      2.08      2.05
  Camelback Community Bank                52,477        49,364         97           3        9.83         .36       .76       .04
  East Valley Community Bank              35,969        34,393        (69)       (201)        n/a         n/a       n/a       n/a
  Mesa Bank                               40,752        36,529         76           2        7.48         .21       .78       .03
  Southern Arizona Community Bank         44,049        40,156         46           3        4.71         .32       .44       .04
  Valley First Community Bank             58,411        53,081        129         109        9.80       10.57       .93      1.00
  Yuma Community Bank(1)                  11,701         5,064       (180)        n/a         n/a         n/a       n/a       n/a
  Nevada Community Bancorp Limited:
    Black Mountain Community Bank(1)      29,962        26,060        (33)        (98)        n/a         n/a       n/a       n/a
    Desert Community Bank                 42,144        35,511         43        (112)       3.87         n/a       .44       n/a
    Red Rock Community Bank               58,275        44,193        189         (91)       9.44         n/a      1.46       n/a
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(1)        29,298        19,762          9         n/a         .95         n/a       .14       n/a
    Sunrise Bank of Arizona               61,338        63,930        119          23        9.30        2.18       .76       .27
    Sunrise Bank of San Diego(2)          20,675           n/a       (619)        n/a         n/a         n/a       n/a       n/a
Other, net                                11,368         9,930       (657)     (1,272)        n/a         n/a       n/a       n/a
                                      ----------    ----------    -------     -------     -------     -------     -----     -----

Consolidated                          $1,774,653    $1,630,076    $ 2,383     $ 1,718       13.54%      12.57%      .56%      .51%
                                      ==========    ==========    =======     =======     =======     =======     =====     =====

----------
n/a  Not applicable
(1)  Commenced operations as DE NOVO banks in 2000.
(2)  Commenced operations as a DE NOVO bank in 2001.

     Net interest income increased 25.0% during the three-month period versus the corresponding period of 2000. This increase is attributable to the expansion in number of banks and the banks' growth.

     Noninterest income increased in 2001 to $2,123,000 for the three-month period, as compared with $1,327,000 in 2000. Service charge revenue and trust fee income both increased due to volume in the 2001 period by 54.0% and 84.4%, respectively, compared to 2000. Fees from origination of non-portfolio residential mortgage loans more than doubled in the 2001 period, compared to 2000, due to higher volume resulting from lower interest rates.

     Provisions for loan losses approximated $1,624,000 for the three months ended March 31, 2001 compared to $1,362,000 during the corresponding 2000 period. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the three months ended March 31, 2001 approximated $15 million compared with $12 million in 2000. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both employee compensation and occupancy mostly relate to the growth in number of banks within the consolidated group.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $126.9 million for the three-month 2001 period, compared to $83.2 million in 2000. Such growth occurred in all deposit categories, with the majority coming from time deposits. Capitol's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $84.8 million as of March 31, 2001, or about 6% of total deposits.

     Noninterest-bearing deposits approximated 15% of total deposits at March 31, 2001 and December 31, 2000. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Interim 2001 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $183.3 million or 10.3% of total assets at March 31, 2001 as compared with $142.8 million or 8.8% of total assets at December 31, 2000. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at March 31, 2001 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks also have not engaged in active trading of their investments and have no intention of doing so in the foreseeable future. At March 31, 2001 and December 31, 2000, the banks had approximately $42 million and $62 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. During the first quarter of 2001, available-for-sale securities aggregating $500,000 were sold.

     Some of the Corporation's banks have secured lines of credit with Federal Home Loan Banks. Borrowings thereunder approximated $39 million and additional borrowing capacity approximated $17.8 million at March 31, 2001. At March 31, 2001, Capitol had unused lines of credit from an unrelated financial institution aggregating $11.5 million.

     Capitol's Board of Directors recently approved a second quarter cash dividend of $.10 per share (payable June 1, 2001 to shareholders of record as of May 1, 2001), following a cash dividend of $.10 per share paid March 1, 2001 ($.09 per share in the corresponding periods of 2000).

     In March 2001, Capitol completed a private placement of 130,000 shares of common stock and 32,500 warrants (each such warrant permitting the holder to purchase one share of common stock prior to the expiration date of the warrant, March 2003). Proceeds from the offering approximated $1.5 million and will be used for debt retirement and additional investment in bank development activities.

     Capitol and its banks are subject to complex regulatory capital requirements, which require maintaining certain minimum capital ratios. These ratio measurements, in addition to certain other requirements, are used by regulatory agencies to determine the level of regulatory intervention and enforcement applied to financial institutions. Capitol and each of its banks are in compliance with the regulatory requirements and management expects to maintain such compliance.

     Stockholders' equity, as a percentage of total assets, approximated 4.2% at March 31, 2001, a slight decrease from the beginning of the year ratio of 4.3%. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $163.4 million or 9.20% of total assets at March 31, 2001. The following table summarizes the amounts and related ratios of individually significant subsidiaries (total assets of $130 million or more at the beginning of 2001) and consolidated regulatory capital position at March 31, 2001:

                                                                                      Sun
                                                   Ann Arbor        Capitol        Community
                                                   Commerce        National         Bancorp
                                                     Bank            Bank           Limited      Consolidated
                                                   ---------       --------        ---------     ------------
Total capital to total assets:
  Minimum required amount                       >= $ 10,022     >= $  6,173     >= $ 24,486      >= $ 70,986
  Actual amount                                    $ 18,196        $ 11,297        $ 53,037         $ 73,776
    Ratio                                              7.26%           7.32%           8.66%            4.16%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                    >= $  8,302     >= $  5,118     >= $ 20,521      >= $ 59,630
  Actual amount                                    $ 18,179        $ 11,307        $ 81,546         $157,025
    Ratio                                              8.76%           8.84%          15.90%           10.53%

Combined Tier I and Tier II capital to
 risk-weighted assets:
  Minimum required amount(2)                    >= $ 16,605     >= $ 10,235     >= $ 41,041      >= $119,260
  Amount required to meet "Well-Capitalized"
    category(3)                                 >= $ 20,756     >= $ 12,794     >= $ 51,301      >= $149,076
  Actual amount                                    $ 20,777        $ 12,909        $ 87,843         $175,659
    Ratio                                             10.09%          10.01%          17.12%           11.78%

----------
(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Capitol's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in or otherwise develop additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol. At March 31, 2001, plans were underway for formation of new banks in California, Indiana and Nevada.

TRENDS AFFECTING OPERATIONS

The most significant trends which can impact the financial condition and results of operations of financial institutions are changes in market rates of interest and changes in general economic conditions.

Changes in interest rates, either up or down, have an impact on net interest income (plus or minus), depending on the direction and timing of such changes. At any point in time, there is an imbalance between interest rate-sensitive assets and interest rate-sensitive liabilities. This means that when interest rates change, the timing and magnitude of the effect of such interest rate changes can alter the relationship between asset yields and the cost of funds.

In January 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on two separate dates, for a total decrease of 100 basis points. In March 2001, another 50 basis points decrease was initiated by the Federal Reserve.

Because variable rate loans reprice more rapidly than interest-bearing deposits, such market interest rate decreases compressed net interest margins at Capitol's banks in early 2001. As the Open Market Committee continues to influence interest rates and other economic policy in 2001, including the potential of additional rate decreases, net interest margins may become more compressed (having an adverse impact on earnings) as the year progresses.

Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks are expected to detract from consolidated earnings performance and additional start-up banks formed in 2001 and beyond will similarly negatively impact short-term profitability. Capitol's Board of Directors has determined to reduce the rate of start-ups in the near term in contrast to the previous three years.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

Widespread media reports of concerns about the health of the domestic economy have continued in early 2001. While local economic conditions appear to indicate a weakening environment, loan losses in this initial period of 2001 have remained approximately level with the prior year's period. In early 2001, however, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may trend upward as economic conditions, locally and nationally, evolve.

IMPACT OF NEW ACCOUNTING STANDARDS

     FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and, because Capitol and its banks have not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, it had no effect on Capitol's financial statements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         None

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.


              [The remainder of this page intentionally left blank]

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

Date:  May 15, 2001