Form 10-Q
period 2001-06-30
CAPITOL BANCORP LTD
filed 2001-08-14
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______


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

     Common stock, No par value: 7,822,278 shares outstanding as of July 31, 2001.

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

                                                                            Page
                                                                            ----
Item 1. Financial Statements:
        Consolidated  balance  sheets - June 30, 2001 and
          December 31, 2000.                                                   3
        Consolidated  statements of income - Three months and
          six months ended June 30, 2001 and 2000.                             4
        Consolidated statements of changes in stockholders'
          equity - Six months ended June 30, 2001 and 2000.                    5
        Consolidated statements of cash flows - Six months ended
          June 30, 2001 and 2000.                                              6
        Notes to consolidated financial statements.                            7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                    19
Item 2. Changes in Securities and Use of Proceeds.                            19
Item 3. Defaults Upon Senior Securities.                                      19
Item 4. Submission of Matters to a Vote of Security Holders.                  19
Item 5. Other Information.                                                    19
Item 6. Exhibits and Reports on Form 8-K.                                     19

SIGNATURES                                                                    20

                                 PART I, ITEM 1

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                    As of June 30, 2001 and December 31, 2000

                                                           June 30      December 31
                                                             2001           2000
                                                         -----------    -----------
                                                               (in thousands)
ASSETS

Cash and due from banks                                  $    82,578    $    71,480
Interest-bearing deposits with banks                          21,657         17,027
Federal funds sold                                            87,593         54,277
                                                         -----------    -----------
     Total cash and cash equivalents                         191,828        142,784
Loans held for resale                                         42,622         21,322
Investment securities:
  Available for sale, carried at market value                 36,397         62,292
  Held for long-term investment, carried at
    amortized cost which approximates
    market value                                               7,582          6,634
                                                         -----------    -----------
     Total investment securities                              43,979         68,926
Portfolio loans:
  Commercial                                               1,373,666      1,173,736
  Real estate mortgage                                       117,678        113,324
  Installment                                                 73,322         68,738
                                                         -----------    -----------
     Total portfolio loans                                 1,564,666      1,355,798
  Less allowance for loan losses                             (20,420)       (17,449)
                                                         -----------    -----------
     Net portfolio loans                                   1,544,246      1,338,349
Premises and equipment, net                                   17,212         14,651
Accrued interest income                                        9,830          9,778
Excess of cost over net assets
  of acquired subsidiaries                                     7,090          6,348
Other assets                                                  25,160         27,918
                                                         -----------    -----------

            TOTAL ASSETS                                 $ 1,881,967    $ 1,630,076
                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                    $   244,435    $   209,023
  Interest-bearing                                         1,385,142      1,191,876
                                                         -----------    -----------
     Total deposits                                        1,629,577      1,400,899
Debt obligations                                              71,288         58,150
Accrued interest on deposits and
  other liabilities                                           14,754         13,721
                                                         -----------    -----------
     Total liabilities                                     1,715,619      1,472,770
GUARANTEED PREFERRED BENEFICIAL
  INTERESTS IN THE CORPORATION'S
  SUBORDINATED DEBENTURES                                     24,345         24,327

MINORITY INTERESTS IN
  CONSOLIDATED SUBSIDIARIES                                   66,238         62,575

STOCKHOLDERS' EQUITY Common stock, no par value:
   25,000,000 shares authorized;
   issued and outstanding:  2001 - 7,822,278 shares
                            2000 - 7,673,363 shares           67,615         65,939
Retained earnings                                             10,004          6,569
Market value adjustment (net of tax effect) for
  investment securities available for sale
  (accumulated other comprehensive income)                       142           (108)
                                                         -----------    -----------
                                                              77,761         72,400
Less note receivable from exercise of stock options
  and unallocated ESOP shares                                 (1,996)        (1,996)
                                                         -----------    -----------
     Total stockholders' equity                               75,765         70,404
                                                         -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,881,967    $ 1,630,076
                                                         ===========    ===========

                              CAPITOL BANCORP LTD.
                        Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 2001 and 2000
                      (in thousands, except per share data)

                                                            Three Months Ended      Six Months Ended
                                                                  June 30                June 30
                                                           --------------------   --------------------
                                                             2001        2000       2001        2000
                                                           --------    --------   --------    --------
Interest income:
  Portfolio loans (including fees)                         $ 36,504    $ 29,413   $ 71,508    $ 55,783
  Loans held for resale                                         637         176      1,234         272
  Taxable investment securities                                 521       1,160      1,347       2,355
  Federal funds sold                                            862       1,040      1,877       1,940
  Interest-bearing deposits with banks and other                290         190        589         358
  Dividends on investment securities                             80          62        153         122
                                                           --------    --------   --------    --------
      Total interest income                                  38,894      32,041     76,708      60,830
Interest expense:
  Demand deposits                                             4,195       3,768      8,509       7,134
  Savings deposits                                              403         421        837         829
  Time deposits                                              12,782      10,056     25,734      18,924
  Debt obligations and other                                  1,801       1,439      3,464       2,821
                                                           --------    --------   --------    --------
      Total interest expense                                 19,181      15,684     38,544      29,708
                                                           --------    --------   --------    --------
      Net interest income                                    19,713      16,357     38,164      31,122
Provision for loan losses                                     1,697       2,004      3,321       3,366
                                                           --------    --------   --------    --------
    Net interest income after provision for loan losses      18,016      14,353     34,843      27,756
Noninterest income:
  Service charges on deposit accounts                           810         491      1,520         952
  Trust fee income                                              526         270      1,009         532
  Fees from origination of non-portfolio residential
    mortgage loans                                              789         259      1,391         556
  Realized gains on sale of investment
    securities available for sale                                --         114          3         110
  Other                                                         364         363        689         674
                                                           --------    --------   --------    --------
        Total noninterest income                              2,489       1,497      4,612       2,824
Noninterest expense:
  Salaries and employee benefits                              9,730       7,077     18,743      13,809
  Occupancy                                                   1,328       1,104      2,703       2,147
  Equipment rent, depreciation and maintenance                1,114         993      2,150       1,941
  Deposit insurance premiums                                     63          66        119         113
  Other                                                       3,856       3,721      7,774       7,174
                                                           --------    --------   --------    --------
        Total noninterest expense                            16,091      12,961     31,489      25,184
                                                           --------    --------   --------    --------
Income before federal income taxes and minority interest      4,414       2,889      7,966       5,396
Federal income taxes                                          1,370         995      2,801       1,892
                                                           --------    --------   --------    --------
   Income before minority interest                            3,044       1,894      5,165       3,504
Credit (charge) resulting from minority interest in net
   losses (income) of consolidated subsidiaries                (444)         36       (182)        144
                                                           --------    --------   --------    --------

      NET INCOME                                           $  2,600    $  1,930   $  4,983    $  3,648
                                                           ========    ========   ========    ========
      NET INCOME PER SHARE -- Note C

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 2001 and 2000
                        (in thousands except share data)

                                                                                                    Note
                                                                                                 Receivable
                                                                                                from Exercise
                                                                                                  of Stock
                                                                                 Accumulated     Options and
                                                                                    Other        Unallocated
                                                        Common       Retained    Comprehensive       ESOP
                                                         Stock       Earnings       Income          Shares        Total
                                                       --------      --------      --------        --------      --------
Six Months Ended June 30, 2000

Balances at January 1, 2000                            $ 56,648      $  1,068      $   (907)       $ (2,141)     $ 54,668

Issuance of 10,734 shares of common stock
   upon exercise of stock options                            83                                                        83

Proceeds from sale of 266,783 shares of common stock
   and 53,352 warrants to purchase common stock           2,930                                                     2,930

Issuance of 124,855 shares of common stock to
   acquire minority interest in bank subsidiary           1,337                                                     1,337

Cash dividends paid                                                    (1,242)                                     (1,242)

Components of comprehensive income:
   Net income for the period                                            3,648                                       3,648
   Market value adjustment for investment
      securities available for sale (net of
      income tax effect)                                                                (35)                          (35)
                                                                                                                 --------
      Comprehensive income for the period                                                                           3,613
                                                       --------      --------      --------        --------      --------

    BALANCES AT JUNE 30, 2000                          $ 60,998      $  3,474      $   (942)       $ (2,141)     $ 61,389
                                                       ========      ========      ========        ========      ========

Six Months Ended June 30, 2001

Balances at January 1, 2001                            $ 65,939      $  6,569      $   (108)       $ (1,996)     $ 70,404

Proceeds from sale of 130,000 shares
  of common stock and 32,500 warrants to
  purchase common stock                                   1,495                                                     1,495

Issuance of 1,873 shares of common stock
   upon exercise of warrants                                 20                                                        20

Issuance of 17,043 shares of common stock
   upon exercise of stock options                           161                                                       161

Cash dividends paid                                                    (1,548)                                     (1,548)

Components of comprehensive income:
   Net income for the period                                            4,983                                       4,983
   Market value adjustment for investment
      securities available for sale (net of
      income tax effect)                                                                250                           250
                                                                                                                 --------
      Comprehensive income for the period                                                                           5,233
                                                       --------      --------      --------        --------      --------

    BALANCES AT JUNE 30, 2001                          $ 67,615      $ 10,004      $    142        $ (1,996)     $ 75,765
                                                       ========      ========      ========        ========      ========

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000

                                                                               2001         2000
                                                                            ---------    ---------
                                                                                (in thousands)
OPERATING ACTIVITIES
  Net income                                                                $   4,983    $   3,648
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                 3,321        3,366
      Depreciation of premises and equipment                                    1,692        1,592
      Amortization of goodwill and other intangibles                              386          245
      Net accretion of investment security discounts                              (31)         (38)
      Loss on sale of premises and equipment                                      105            1
      Minority interest in net income (loss) of consolidated subsidiaries         182         (144)
  Originations and purchases of loans held for resale                        (298,386)     (81,805)
  Proceeds from sales of loans held for resale                                277,086       76,415
  Decrease (increase) in accrued interest income and other assets               1,298       (5,188)
  Increase (decrease) in accrued interest and other liabilities                 1,033         (119)
                                                                            ---------    ---------
          NET CASH USED BY OPERATING ACTIVITIES                                (8,331)      (2,027)

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
     available for sale                                                           500        1,096
  Proceeds from maturities of investment securities
     available for sale                                                        43,298       53,883
  Purchases of investment securities available for sale                       (18,454)     (25,894)
  Net increase in portfolio loans                                            (209,218)    (153,181)
  Proceeds from sales of premises and equipment                                   292           14
  Purchases of premises and equipment                                          (4,650)      (1,212)
                                                                            ---------    ---------
          NET CASH USED BY INVESTING ACTIVITIES                              (188,232)    (125,294)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                          132,261       75,937
  Net increase in certificates of deposit                                      96,417      103,130
  Net borrowings (payments) on debt obligations                                13,138      (10,300)
  Resources provided by minority interests                                      3,663        5,972
  Net proceeds from issuance of common stock                                    1,676        3,013
  Cash dividends paid                                                          (1,548)      (1,242)
                                                                            ---------    ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                           245,607      176,510
                                                                            ---------    ---------

          INCREASE IN CASH AND CASH EQUIVALENTS                                49,044       49,189

Cash and cash equivalents at beginning of period                              142,784      104,306
                                                                            ---------    ---------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 191,828    $ 153,495
                                                                            =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              CAPITOL BANCORP LTD.


NOTE A -- BASIS OF PRESENTATION

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

     The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     The consolidated balance sheet as of December 31, 2000 was derived from audited consolidated financial statements as of that date. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

NOTE B -- NEW BANKS AND PENDING BANK APPLICATIONS

     Sunrise Bank of San Diego, located in San Diego, California, opened in January 2001. It is majority-owned by Sunrise Capital Corporation which is majority-owned by Sun Community Bancorp Limited, a subsidiary of Capitol.

     At June 30, 2001, efforts were underway for formation of new banks in California and Nevada.

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE C -- NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                                  Three Months Ended June 30    Six Months Ended June 30
                                                                  --------------------------    ------------------------
                                                                      2001         2000            2001         2000
                                                                   ----------   ----------      ----------   ----------
Numerator--net income for the period                               $2,600,000   $1,930,000      $4,983,000   $3,648,000
                                                                   ==========   ==========      ==========   ==========

Denominator:
  Weighted average number of common shares
    outstanding (denominator for basic earnings per share)          7,807,442    7,060,085       7,742,229    6,956,590

  Effect of dilutive securities--stock options                        155,574       38,609         120,280       28,732
                                                                   ----------   ----------      ----------   ----------

Denominator for dilutive net income per share--
  Weighted average number of common shares and
    potential dilution                                              7,963,016    7,098,694       7,862,509    6,985,322
                                                                   ==========   ==========      ==========   ==========

Net income per share:
      Basic                                                        $     0.33   $     0.27      $     0.64   $     0.52
                                                                   ==========   ==========      ==========   ==========
      Diluted                                                      $     0.33   $     0.27      $     0.63   $     0.52
                                                                   ==========   ==========      ==========   ==========

NOTE D -- PRIVATE PLACEMENT OF COMMON STOCK

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

NOTE E -- IMPACT OF NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Capitol's financial statements.

     In early July 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for loan loss reserves (also known as allowances for loan losses). While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how such reserves and allowances may be documented by management.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS (CONTINUED)

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This new standard is not expected to have a material effect on Capitol's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead to be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Management has not completed its analysis of this new standard, however, its preliminary review has concluded that, upon implementation, future amortization of goodwill will be reduced or eliminated.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's financial statements.

NOTE F -- SUBSEQUENT EVENTS

     In July 2001, Capitol participated in two private placements of pooled trust-preferred securities. One is a variable rate security totaling $15 million and the second is a fixed-rate security of $10 million. Both have similar terms (due in 2031) and, subject to certain provisions, may be repaid early. Net proceeds from these transactions approximated $25 million and will be used for debt repayment, bank development and other corporate purposes. These securities are expected to be treated as elements of capital for regulatory purposes.

              [The remainder of this page intentionally left blank]

                                 PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets approximated $1.88 billion at June 30, 2001, an increase of $250 million from the December 31, 2000 level of $1.63 billion. The balance sheets include Capitol and its consolidated subsidiaries.

     Portfolio loans increased during the six-month period by approximately $209 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $200 million, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2001 is net of about $20.2 million of commercial loans sold to other financial institutions. Loans held for resale (principally residential mortgage loans to be sold in secondary markets) nearly doubled in the first half of 2001, mainly due to higher loan origination volumes during periods of lower interest rates.

     The allowance for loan losses at June 30, 2001 approximated $20.4 million or 1.31% of total portfolio loans, a slight increase from the year-end 2000 ratio of 1.29%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                                2001          2000
                                                             ----------    ----------
Allowance for loan losses at January 1                       $   17,449    $   12,639

Loans charged-off:
  Commercial                                                        477         1,093
  Real estate mortgage                                               10            67
  Installment                                                       139            68
                                                             ----------    ----------
     Total charge-offs                                              626         1,228
Recoveries:
  Commercial                                                        258           154
  Real estate mortgage                                                3             4
  Installment                                                        15             9
                                                             ----------    ----------
     Total recoveries                                               276           167
                                                             ----------    ----------
     Net charge-offs                                                350         1,061

Additions to allowance charged to expense                         3,321         3,366
                                                             ----------    ----------

  Allowance for loan losses at June 30                       $   20,420    $   14,944
                                                             ==========    ==========

Average total portfolio loans for period ended June 30       $1,463,142    $1,135,410
                                                             ==========    ==========

Ratio of net charge-offs (annualized) to average
   portfolio loans outstanding                                     0.04%         0.19%
                                                             ==========    ==========

     For internal purposes, management allocates the allowance to all loan classifications. The amounts allocated in the following table (in thousands), include all loans for which, based on Capitol's loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs. In addition, amounts allocated are not intended to reflect amounts that may be available for future losses.

                                       June 30, 2001             December 31, 2000
                                  -----------------------     -----------------------
                                               Percentage                  Percentage
                                                of Total                    of Total
                                               Portfolio                   Portfolio
                                    Amount       Loans          Amount       Loans
                                  ----------     -----        ----------     -----
Commercial                        $   11,005      0.70%       $    8,307      0.61%
Real estate mortgage                     200      0.01               147      0.01
Installment                              560      0.04               551      0.04
Unallocated                            8,655      0.55             8,444      0.62
                                  ----------     -----        ----------     -----

Total allowance for loan losses   $   20,420      1.31%       $   17,449      1.29%
                                  ==========     =====        ==========     =====
  Total portfolio
     loans outstanding            $1,564,666                  $1,355,798
                                  ==========                  ==========

     In addition to the allowance for loan losses, certain commercial loans in Michigan and Indiana are enrolled in state-sponsored loan programs and have additional reserves established to provide for loss protection. At June 30, 2001, total loans under these programs approximated $33.7 million. Reserves related to these loans, which are represented by earmarked funds on deposit at some of the bank subsidiaries, approximated $1.5 million and are not included in the allowance for loan losses. In 2001, the Michigan agency announced revised plans to terminate its loan program in 2002.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 2000 and through June 30, 2001.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                    June 30     Dec 31
                                     2001        2000
                                    -------     -------
     Nonaccrual loans:
       Commercial                   $ 6,444     $ 4,082
       Real estate                      388         163
       Installment                      112         171
                                    -------     -------
     Total nonaccrual loans           6,944       4,416
     Past due (>90 days) loans:
       Commercial                     2,770       1,656
       Real estate                      972         534
       Installment                      378         151
                                    -------     -------
     Total past due loans             4,120       2,341
                                    -------     -------

     Total nonperforming loans      $11,064     $ 6,757
                                    =======     =======

     Nonperforming loans increased approximately $4.3 million during the six-month period ended June 30, 2001. Most of the nonaccrual loans at June 30, 2001 are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $2.2 million at June 30, 2001 and $3.1 million at December 31, 2000.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and certain ratios (dollars in thousands):

                                                                                                             Allowance as a
                                                                                                               Percentage
                                                 Total              Allowance for        Nonperforming          of Total
                                           Portfolio Loans           Loan Losses             Loans           Portfolio Loans
                                       -----------------------   ------------------    -----------------     ----------------
                                         June 30      Dec 31     June 30     Dec 31    June 30    Dec 31     June 30   Dec 31
                                          2001         2000        2001       2000       2001      2000       2001      2000
                                       ----------   ----------   -------    -------    -------   -------     ------    ------
Ann Arbor Commerce Bank                $  215,342   $  208,114   $ 2,929    $ 2,810    $   909   $   799      1.36%     1.35%
Brighton Commerce Bank                     59,113       53,886       680        602                           1.15      1.12
Capitol National Bank                     131,990      130,384     1,925      1,757      1,702       805      1.46      1.35
Detroit Commerce Bank(1)                   27,050       21,081       314        245        390         1      1.16      1.16
Grand Haven Bank                           75,599       67,419       999        861        713       474      1.32      1.28
Kent Commerce Bank                         49,882       40,346       579        444         55        73      1.16      1.10
Macomb Community Bank                      90,622       86,886     1,035        964         73                1.14      1.11
Muskegon Commerce Bank                     61,674       55,431       716        617        801       125      1.16      1.11
Oakland Commerce Bank                      82,662       79,598     1,086        971        600       515      1.31      1.22
Paragon Bank & Trust                       75,787       64,820       890        807        894       507      1.17      1.24
Portage Commerce Bank                     111,842      112,674     1,463      1,496      2,644     1,651      1.31      1.33
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)                26,380       17,968       396        270                           1.50      1.50
  Goshen Community Bank(1)                 13,430        2,383       202         36                           1.50      1.51
Sun Community Bancorp Limited:
  Arrowhead Community Bank(1)              17,263        4,724       259         71                           1.50      1.50
  Bank of Tucson                           83,806       75,359     1,154      1,023                           1.38      1.36
  Camelback Community Bank                 45,837       37,822       614        483        250                1.34      1.28
  East Valley Community Bank(1)            26,627       25,937       423        357        225                1.59      1.38
  Mesa Bank(1)                             38,201       28,930       478        374                   27      1.25      1.29
  Southern Arizona Community Bank(1)       40,218       36,135       503        434                           1.25      1.20
  Valley First Community Bank              43,816       42,759       697        663        185       306      1.59      1.55
  Yuma Community Bank(1)                   11,363          800       173         13                           1.52      1.62
Nevada Community Bancorp Limited:
   Black Mountain Community Bank(1)        31,600       17,052       474        257        240       241      1.50      1.41
   Desert Community Bank(1)                42,912       29,426       644        441      1,290     1,089      1.50      1.50
   Red Rock Community Bank(1)              56,242       38,666       844        586                           1.50      1.52
Sunrise Capital Corporation:
   Sunrise Bank of Albuquerque(1)          25,844       16,259       349        238                           1.35      1.46
   Sunrise Bank of Arizona(1)              55,063       59,465       733        650         84        35      1.33      1.09
   Sunrise Bank of San Diego(1)            24,137                    326                                      1.35
Other, net                                    364        1,474      (465)       (21)         9       109
                                       ----------   ----------   -------    -------    -------   -------     -----     -----
Consolidated                           $1,564,666   $1,355,798   $20,420    $17,449    $11,064   $ 6,757      1.31%     1.29%
                                       ==========   ==========   =======    =======    =======   =======     =====     =====


----------
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the six months ended June 30, 2001 amounted to $4,983,000 ($.63 per diluted share), an increase from the $3,648,000 ($.52 per share) earned from operations during the corresponding period of 2000.

     Second quarter 2001 earnings were a new record level of revenue and net income. This period was benefited by strong bank performance coupled with earnings from Sun Community Bancorp, the southwestern bank development affiliate.

     Operating results (in thousands) were as follows:

                                                                                  Six months ended June 30
                                                                 ------------------------------------------------------------
                                              Total Assets                                 Return on             Return on
                                       -----------------------        Net Income       Beginning Equity       Average Assets
                                         June 30      Dec 31     ------------------    -----------------     ----------------
                                          2001         2000        2001       2000       2001      2000       2001      2000
                                       ----------   ----------   -------    -------    -------   -------     ------    ------
Ann Arbor Commerce Bank                $  252,467   $  242,180   $ 2,002    $ 1,741      22.98%    22.53%     1.61%     1.59%
Brighton Commerce Bank                     68,832       62,431       257        235       9.50     10.03       .81       .84
Capitol National Bank                     158,761      148,385     1,194      1,102      21.47     22.17      1.57      1.57
Detroit Commerce Bank                      33,902       30,269       (86)         1        n/a       .08       n/a       .01
Grand Haven Bank                           85,145       76,644       460        557      15.57     20.85      1.13      1.52
Kent Commerce Bank                         55,171       45,288       (26)        45        n/a      2.56       n/a       .21
Macomb Community Bank                     108,917      100,597       526        546      11.82     13.64       .98      1.01
Muskegon Commerce Bank                     68,681       61,867       360        253      12.40     13.13      1.08       .96
Oakland Commerce Bank                     104,799       97,099       695        368      18.46      9.91      1.34       .78
Paragon Bank & Trust                       88,012       79,504       227        277       7.21      8.36       .54       .63
Portage Commerce Bank                     131,092      128,802       801        935      16.75     21.15      1.24      1.47
Indiana Community Bancorp Limited:
  Elkhart Community Bank                   30,718       24,259       (64)      (165)       n/a       n/a       n/a       n/a
  Goshen Community Bank(1)                 19,292        8,402      (254)       n/a        n/a       n/a       n/a       n/a
Sun Community Bancorp Limited:
  Arrowhead Community Bank(1)              21,378        8,091      (275)       n/a        n/a       n/a       n/a       n/a
  Bank of Tucson                          111,206       98,285     1,037        982      24.24     28.31      2.02      2.24
  Camelback Community Bank                 56,280       49,364       208         55      10.50      3.32       .83       .30
  East Valley Community Bank               37,721       34,393       (73)      (396)       n/a       n/a       n/a       n/a
  Mesa Bank                                44,804       36,529       183         69       8.83      3.56       .90       .49
  Southern Arizona Community Bank          48,172       40,156       113         36       5.76      1.93       .50       .23
  Valley First Community Bank              51,443       53,081       252         50       9.57      2.42       .90       .22
  Yuma Community Bank(1)                   16,286        5,064      (310)       n/a        n/a       n/a       n/a       n/a
  Nevada Community Bancorp Limited:
    Black Mountain Community Bank(1)       35,038       26,060       (49)      (252)       n/a       n/a       n/a       n/a
    Desert Community Bank                  49,910       35,511        43       (150)      1.93       n/a       .21       n/a
    Red Rock Community Bank                66,608       44,193       378        (54)      9.55       n/a      1.33       n/a
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(1)         39,021       19,762        70       (240)      3.87       n/a       .48       n/a
    Sunrise Bank of Arizona                63,279       63,930       238         42       9.33      1.99       .74       .21
    Sunrise Bank of San Diego(2)           29,174          n/a      (743)       n/a        n/a       n/a       n/a       n/a
Other, net                                  5,858        9,930    (2,181)    (2,389)       n/a       n/a       n/a       n/a
                                       ----------   ----------   -------    -------    -------   -------     -----     -----
Consolidated                           $1,881,967   $1,630,076   $ 4,983    $ 3,648      14.16%    13.34%      .57%      .52%
                                       ==========   ==========   =======    =======    =======   =======     =====     =====

----------
n/a  Not applicable
(1)  Commenced operations as DE NOVO banks in 2000.
(2)  Commenced operations as a DE NOVO bank in 2001.

     Net interest income increased 22.6% during the six-month period versus the corresponding period of 2000. This increase is attributable to the expansion in number of banks and the banks' growth.

     Noninterest income increased in 2001 to $4.6 million for the six-month period, as compared with $2.8 million in 2000. Service charge revenue and trust fee income both increased due to volume in the 2001 period by 59.7% and 89.7%, respectively, compared to 2000. Fees from origination of non-portfolio residential mortgage loans more than doubled in the 2001 period, compared to 2000, due to higher volume resulting from periods of lower interest rates.

     Provisions for loan losses approximated $3,321,000 for the six months ended June 30, 2001 compared to $3,366,000 during the corresponding 2000 period. The provisions for loan losses are based upon management's analysis of the allowance for loan losses, as previously discussed.

     Noninterest expense for the six months ended June 30, 2001 approximated $32 million compared with $25 million in 2000. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both employee compensation and occupancy mostly relate to the growth in the number of banks within the consolidated group.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $228.7 million for the six-month 2001 period, compared to $179.1 million in 2000. Such growth occurred in all deposit categories, with the majority coming from time deposits. Capitol's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $118 million as of June 30, 2001, or about 7.2% of total deposits. Brokered deposits, as a funding source, have increased in recent periods, due to competitive environments and increased depositor usage of the Internet, and may similarly increase in future periods.

     Noninterest-bearing deposits approximated 15% of total deposits at June 30, 2001 and December 31, 2000. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Interim 2001 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $191.8 million or 10.2% of total assets at June 30, 2001 as compared with $142.8 million or 8.8% of total assets at December 31, 2000. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at June 30, 2001 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks also have not engaged in active trading of their investments and have no intention of doing so in the foreseeable future. At June 30, 2001 and December 31, 2000, the banks had approximately $36 million and $62 million, respectively, of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. During the first quarter of 2001, available-for-sale securities aggregating $500,000 were sold.

     Some of the Corporation's banks have secured lines of credit with Federal Home Loan Bank. Borrowings thereunder approximated $47 million and additional borrowing capacity approximated $16.4 million at June 30, 2001. At June 30, 2001, Capitol had unused lines of credit from an unrelated financial institution aggregating $10.6 million.

     Capitol's Board of Directors recently approved a third quarter cash dividend of $.10 per share (payable September 4, 2001 to shareholders of record as of August 1, 2001), following cash dividends of $.10 per share paid June 1 and March 1, 2001 ($.09 per share in the corresponding periods of 2000).

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

     Stockholders' equity, as a percentage of total assets, approximated 4.0% at June 30, 2001, a slight decrease from the beginning of the year ratio of 4.3%. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $166.3 million or 8.84% of total assets at June 30, 2001. The following table summarizes the amounts (in thousands) and related ratios of individually significant subsidiaries (total assets of $130 million or more at the beginning of 2001) and consolidated regulatory capital position at June 30, 2001:

                                                                                         Sun
                                                      Ann Arbor       Capitol         Community
                                                      Commerce        National         Bancorp
                                                        Bank            Bank           Limited       Consolidated
                                                    ------------    ------------     ------------    ------------
Total capital to total assets:
  Minimum required amount                           >=  $ 10,099    >=  $  6,350     >=  $ 27,087    >=  $ 75,279
  Actual amount                                         $ 18,618        $ 11,531         $ 56,150        $ 75,765
    Ratio                                                   7.37%           7.26%            8.29%           4.03%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                        >=  $  8,380    >=  $  5,204     >=  $ 23,058    >=  $ 63,734
  Actual amount                                         $ 18,605        $ 11,524         $ 81,858        $159,100
    Ratio                                                   8.88%           8.86%           14.20%           9.99%

Combined Tier I and Tier II capital to
 risk-weighted assets:
  Minimum required amount(2)                        >=  $ 16,759    >=  $ 10,409     >=  $ 46,115    >=  $127,468
  Amount required to meet "Well-Capitalized"
   category(3)                                      >=  $ 20,949    >=  $ 13,011     >=  $ 57,644    >=  $159,336
  Actual amount                                         $ 21,227        $ 13,154         $ 89,064        $179,023
    Ratio                                                  10.13%          10.11%           15.45%          11.24%

----------
(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Capitol's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in or otherwise develop additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol. At June 30, 2001, plans were in process for formation of new banks in California and Nevada.

     In July 2001, Capitol participated in two private placements of pooled trust-preferred securities. One is a variable rate security totaling $15 million and the second is a fixed-rate security of $10 million. Both have similar terms (due in 2031) and, subject to certain provisions, may be repaid early. Net proceeds from these transactions approximated $25 million and will be used for debt repayment, bank development and other corporate purposes. These securities are expected to be treated as elements of capital for regulatory purposes.

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

     In January 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on two separate dates, for a total decrease of 100 basis points. In March 2001, another 50 basis points decrease was initiated by the Federal Reserve, followed by decreases of 50 basis points in both April and May 2001 and 25 basis points in June 2001.

     Because variable rate loans reprice more rapidly than interest-bearing deposits, such market interest rate decreases compressed net interest margins at Capitol's banks in 2001. As the Open Market Committee continues to influence interest rates and other economic policy in 2001, including the potential of additional rate decreases, net interest margins may become more compressed (having an adverse impact on earnings) as the year progresses.

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

     Widespread media reports of concerns about the health of the domestic economy have continued in early 2001. While local economic conditions appear to indicate a weakening environment, loan losses in this 2001 period have decreased significantly in comparison to the level with the prior year's period. In 2001, however, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may trend upward further as economic conditions, locally and nationally, evolve.

IMPACT OF NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and, because Capitol and its banks have not typically entered into derivative contracts either to hedge existing risks or for speculative purposes, it had no effect on Capitol's financial statements.

     In early July 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for loan loss reserves (also known as allowances for loan losses). While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how such reserves and allowances may be documented by management.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This new standard is not expected to have a material effect on Capitol's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead to be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Management has not completed its analysis of this new standard, however, its preliminary review has concluded that, upon implementation, future amortization of goodwill will be reduced or eliminated.

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

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:

                None.

        (b)     Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended June 30, 2001.

              [The remainder of this page intentionally left blank]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAPITOL BANCORP LTD.
                                   (Registrant)

                                    /s/ Joseph D. Reid
                                    --------------------------------------
                                    Joseph D. Reid
                                    Chairman, President and CEO
                                    (duly authorized to sign on behalf
                                      of the registrant)


                                    /s/ Lee W. Hendrickson
                                    --------------------------------------
                                    Lee W. Hendrickson
                                    Executive Vice President and
                                    Chief Financial Officer


Date: August 14, 2001