Form 10-Q
period 2001-09-30
CAPITOL BANCORP LTD
filed 2001-11-09
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Common stock, No par value: 7,823,690 shares outstanding as of October 31, 2001.

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

                                                                            Page
                                                                            ----
Item 1.  Financial Statements:
         Consolidated balance sheets -
           September 30, 2001 and December 31, 2000.                           3
         Consolidated statements of income -
           Three months and nine months ended September 30, 2001 and 2000. 4 Consolidated statements of changes in stockholders' equity -
           Nine months ended September 30, 2001 and 2000.                      5
         Consolidated statements of cash flows -
           Nine months ended September 30, 2001 and 2000.                      6
         Notes to consolidated financial statements.                           7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   20
Item 2.  Changes in Securities and Use of Proceeds.                           20
Item 3.  Defaults Upon Senior Securities.                                     20
Item 4.  Submission of Matters to a Vote of Security Holders.                 20
Item 5.  Other Information.                                                   20
Item 6.  Exhibits and Reports on Form 8-K.                                    20

SIGNATURES                                                                    21

                                 PART I, ITEM I

                             CAPITOL BANCORP LIMITED
                           Consolidated Balance Sheets
                 As of September 30, 2001 and December 31, 2000

                                                               September 30     December 31
                                                                   2001            2000
                                                                -----------     -----------
                                                                      (in thousands)
ASSETS

Cash and due from banks                                         $    92,005     $    71,480
Interest-bearing deposits with banks                                 18,607          17,027
Federal funds sold                                                   75,901          54,277
                                                                -----------     -----------
          Total cash and cash equivalents                           186,513         142,784
Loans held for resale                                                42,319          21,322
Investment securities:
  Available for sale, carried at market value                        36,198          62,292
  Held for long-term investment, carried at
    amortized cost which approximates market value                    7,667           6,634
                                                                -----------     -----------
          Total investment securities                                43,865          68,926
Portfolio loans:
  Commercial                                                      1,459,404       1,173,736
  Real estate mortgage                                              119,455         113,324
  Installment                                                        81,183          68,738
                                                                -----------     -----------
          Total portfolio loans                                   1,660,042       1,355,798
  Less allowance for loan losses                                    (21,849)        (17,449)
                                                                -----------     -----------
          Net portfolio loans                                     1,638,193       1,338,349
Premises and equipment, net                                          16,698          14,651
Accrued interest income                                              10,165           9,778
Excess of cost over net assets of acquired subsidiaries, net          8,011           6,348
Other assets                                                         29,615          27,918
                                                                -----------     -----------

     TOTAL ASSETS                                               $ 1,975,379     $ 1,630,076
                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                           $   253,609     $   209,023
  Interest-bearing                                                1,433,885       1,191,876
                                                                -----------     -----------
          Total deposits                                          1,687,494       1,400,899
Debt obligations                                                     77,437          58,150
Accrued interest on deposits and other liabilities                   16,758          13,721
                                                                -----------     -----------
          Total liabilities                                       1,781,689       1,472,770

GUARANTEED PREFERRED BENEFICIAL INTERESTS
   IN THE CORPORATION'S SUBORDINATED DEBENTURES                      48,606          24,327

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                      67,182          62,575

STOCKHOLDERS' EQUITY
Common stock, no par value:
  25,000,000 shares authorized;
  issued and outstanding: 2001 - 7,823,690 shares
                          2000 - 7,673,363 shares                    67,631          65,939
Retained earnings                                                    11,996           6,569
Market value adjustment (net of tax effect) for
  investment securities available for sale (accumulated
  other comprehensive income)                                           271            (108)
                                                                -----------     -----------
                                                                     79,898          72,400
Less unallocated ESOP shares and note receivable
  from sale of common stock                                          (1,996)         (1,996)
                                                                -----------     -----------
          Total stockholders' equity                                 77,902          70,404
                                                                -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,975,379     $ 1,630,076
                                                                ===========     ===========

                             CAPITOL BANCORP LIMITED
                        Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                 (in thousands)

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30              September 30
                                                               ----------------------    ----------------------
                                                                 2001         2000         2001         2000
                                                               ---------    ---------    ---------    ---------
Interest income:
  Portfolio loans (including fees)                             $  36,682    $  32,017    $ 108,190    $  87,800
  Loans held for resale                                              984          345        2,218          617
  Taxable investment securities                                      455        1,039        1,802        3,394
  Federal funds sold and other                                       937        1,250        3,556        3,670
                                                               ---------    ---------    ---------    ---------
          Total interest income                                   39,058       34,651      115,766       95,481
Interest expense:
  Demand deposits                                                  4,313        4,144       12,822       11,278
  Savings deposits                                                   411          446        1,248        1,275
  Time deposits                                                   11,637       11,593       37,371       30,517
  Debt obligations and other                                       1,989        1,278        5,453        4,099
                                                               ---------    ---------    ---------    ---------
          Total interest expense                                  18,350       17,461       56,894       47,169
                                                               ---------    ---------    ---------    ---------
          Net interest income                                     20,708       17,190       58,872       48,312
Provision for loan losses                                          2,316        1,630        5,637        4,996
                                                               ---------    ---------    ---------    ---------
    Net interest income after provision for loan losses           18,392       15,560       53,235       43,316
Noninterest income:
  Service charges on deposit accounts                                836          553        2,356        1,505
  Trust fee income                                                   400          240        1,409          772
  Fees from origination of non-portfolio residential
    mortgage loans                                                   803          526        2,194        1,082
  Realized gains on sale of investment securities
    available for sale                                                --           --            3          110
  Other                                                              343          231        1,032          905
                                                               ---------    ---------    ---------    ---------
          Total noninterest income                                 2,382        1,550        6,994        4,374
Noninterest expense:
  Salaries and employee benefits                                   9,355        7,453       28,098       21,262
  Occupancy                                                        1,571        1,256        4,274        3,403
  Equipment rent, depreciation and maintenance                     1,170        1,088        3,320        3,029
  Deposit insurance premiums                                          76           61          195          174
  Other                                                            3,697        3,846       11,471       11,020
                                                               ---------    ---------    ---------    ---------
          Total noninterest expense                               15,869       13,704       47,358       38,888
                                                               ---------    ---------    ---------    ---------
Income before federal income taxes and minority interest           4,905        3,406       12,871        8,802
Federal income taxes                                               1,437        1,149        4,238        3,041
                                                               ---------    ---------    ---------    ---------
  Income before minority interest                                  3,468        2,257        8,633        5,761
Minority interest in net income of consolidated subsidiaries        (696)        (177)        (878)         (33)
                                                               ---------    ---------    ---------    ---------

     NET INCOME                                                $   2,772    $   2,080    $   7,755    $   5,728
                                                               =========    =========    =========    =========

     NET INCOME PER SHARE -- Note C

                             CAPITOL BANCORP LIMITED
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 2001 and 2000
                                 (in thousands)

                                                                                                Unallocated
                                                                                                ESOP Shares
                                                                                 Accumulated      and Note
                                                                                    Other        Receivable
                                                        Common       Retained   Comprehensive   From Sale of
                                                        Stock        Earnings       Income      Common Stock     Total
                                                       --------      --------      --------       --------      --------
NINE MONTHS ENDED SEPTEMBER 30, 2000

Balances at January 1, 2000                            $ 56,648      $  1,068      $   (907)      $ (2,141)     $ 54,668

Issuance of 10,734 shares of common stock
  upon exercise of stock options                             83                                                       83

Proceeds from sale of 266,783 shares of common stock
  and 53,352 warrants to purchase common stock            2,930                                                    2,930

Issuance of 124,855 shares of common stock to
  acquire minority interest in bank subsidiary            1,337                                                    1,337

Cash dividends paid                                                    (1,887)                                    (1,887)

Components of comprehensive income:
  Net income for the period                                             5,728                                      5,728
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                                  351                          351
                                                                                                                --------
          Comprehensive income for the period                                                                      6,079
                                                       --------      --------      --------       --------      --------

     BALANCES AT SEPTEMBER 30, 2000                    $ 60,998      $  4,909      $   (556)      $ (2,141)     $ 63,210
                                                       ========      ========      ========       ========      ========

NINE MONTHS ENDED SEPTEMBER 30, 2001

Balances at January 1, 2001                            $ 65,939      $  6,569      $   (108)      $ (1,996)     $ 70,404

Proceeds from the sale of 130,000 shares
  of common stock and 32,500 warrants to
  purchase common stock                                   1,495                                                    1,495

Issuance of 3,287 shares of common stock
  upon exercise of warrants                                  36                                                       36

Issuance of 17,043 shares of common stock
  upon exercise of stock options                            161                                                      161

Cash dividends paid                                                    (2,328)                                    (2,328)

Components of comprehensive income:
  Net income for the period                                             7,755                                      7,755
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                                  379                          379
                                                                                                                --------
          Comprehensive income for the period                                                                      8,134
                                                       --------      --------      --------       --------      --------

     BALANCES AT SEPTEMBER 30, 2001                    $ 67,631      $ 11,996      $    271       $ (1,996)     $ 77,902
                                                       ========      ========      ========       ========      ========

                             CAPITOL BANCORP LIMITED
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000

                                                                       2001         2000
                                                                     ---------    ---------
                                                                         (in thousands)
OPERATING ACTIVITIES
  Net income                                                         $   7,755    $   5,728
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                          5,637        4,996
      Depreciation of premises and equipment                             2,522        2,367
      Amortization of goodwill and other intangibles                       602          396
      Net accretion of investment security discounts                       (75)         (86)
      Loss on sale of premises and equipment                               106            7
      Minority interest in net income of consolidated subsidiaries         878           33
  Originations and purchases of loans held for resale                 (444,502)    (162,887)
  Proceeds from sales of loans held for resale                         423,505      155,293
  Increase in accrued interest income and other assets                  (4,506)      (5,861)
  Increase in accrued interest expense and other liabilities             3,037        1,510
                                                                     ---------    ---------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (5,041)       1,496

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
     available for sale                                                    500        1,110
  Proceeds from maturities of investment securities
     available for sale                                                 49,301       60,675
  Purchases of investment securities available for sale                (23,065)     (30,324)
  Purchases of investment securities held for long-term
     investment                                                         (1,033)      (1,218)
  Net increase in portfolio loans                                     (305,481)    (250,018)
  Proceeds from sales of premises and equipment                            301           21
  Purchases of premises and equipment                                   (4,976)      (2,727)
                                                                     ---------    ---------

          NET CASH USED BY INVESTING ACTIVITIES                       (284,453)    (222,481)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                   206,704       98,239
  Net increase in certificates of deposit                               79,891      139,176
  Net borrowings from debt obligations                                  19,287        5,675
  Resources provided by minority interests                               3,729       10,571
  Net proceeds from issuance of common stock                             1,692        3,013
  Net proceeds from issuance of trust-preferred securities              24,248
  Cash dividends paid                                                   (2,328)      (1,887)
                                                                     ---------    ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                    333,223      254,787
                                                                     ---------    ---------

          INCREASE IN CASH AND CASH EQUIVALENTS                         43,729       33,802

Cash and cash equivalents at beginning of period                       142,784      104,306
                                                                     ---------    ---------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 186,513    $ 138,108
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

     The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

     At September 30, 2001, efforts were underway for formation of new banks in California and Nevada.

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE C - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30              September 30
                                                              -----------------------   -----------------------
                                                                 2001         2000         2001         2000
                                                              ----------   ----------   ----------   ----------
Numerator--net income for the period                          $2,772,000   $2,080,000   $7,755,000   $5,728,000
                                                              ==========   ==========   ==========   ==========
Denominator:
  Weighted average number of common shares
    outstanding (denominator for basic earnings per share)     7,822,606    7,171,893    7,769,316    7,028,882

  Effect of dilutive securities--stock options and warrants      197,753       27,904      151,008       89,317
                                                              ----------   ----------   ----------   ----------
Denominator for dilutive net income per share--
  Weighted average number of common shares and
    potential dilution                                         8,020,359    7,199,797    7,920,324    7,118,199
                                                              ==========   ==========   ==========   ==========
Net income per share:
   Basic                                                      $     0.35   $     0.29   $     1.00   $     0.81
                                                              ==========   ==========   ==========   ==========
   Diluted                                                    $     0.35   $     0.29   $     0.98   $     0.80
                                                              ==========   ==========   ==========   ==========

NOTE D - CAPITAL RAISING ACTIVITIES

     In March 2001, Capitol completed a private placement of 130,000 shares of common stock at $11.50 per share and 32,500 warrants (each such warrant permitting the holder to purchase one share of common stock at $11.50 per share prior to the expiration date of the warrant in March 2003). Proceeds from the offering approximated $1.5 million and have been used for debt retirement and additional investment in bank development activities.

     In July 2001, Capitol participated in two private placements of pooled trust-preferred securities. One is a variable rate security totaling $15 million and the second is a fixed-rate security of $10 million. Both have similar terms (due in 2031) and, subject to certain provisions, may be repaid early. Net proceeds from these transactions approximated $24 million and will be used for debt repayment, bank development and other corporate purposes. These securities are treated as elements of capital for regulatory purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Capitol's consolidated financial statements.

     In early July 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for allowances for loan losses. While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how the calculation, adequacy and approval of the allowances should be documented by management.

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This new standard is not expected to have a material effect on Capitol's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement which, for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Management has not completed its analysis of this new standard; however, its preliminary review has concluded that, upon implementation, no material effect on Capitol's consolidated financial statements is expected, other than the elimination of goodwill amortization.

     The FASB has also recently issued Statement No. 143 (ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS) and No. 144 (ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS). Management has not completed its review of these new standards; however, implementation of the new guidance is not expected to have a material effect on Capitol's consolidated financial statements.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's consolidated financial statements.

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Total assets approximated $1.98 billion at September 30, 2001, an increase of $345 million from the December 31, 2000 level of $1.63 billion. The balance sheets include Capitol and its consolidated subsidiaries.

     Portfolio loans increased during the nine-month period by approximately $304 million. Loan growth was funded primarily by higher levels of time deposits and borrowings. The majority of portfolio loan growth occurred in commercial loans, which increased approximately $286 million, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2001 is net of about $26.7 million of commercial loans sold to other financial institutions. Loans held for resale (principally residential mortgage loans to be sold in secondary markets) doubled in 2001, mainly due to higher loan origination volumes during periods of lower interest rates.

     The allowance for loan losses at September 30, 2001 approximated $21.8 million or 1.32% of total portfolio loans, an increase from the year-end 2000 ratio of 1.29%.

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

              [The remainder of this page intentionally left blank]

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                        2001            2000
                                                     ----------      ----------
Allowance for loan losses at January 1               $   17,449      $   12,639

Loans charged-off:
  Commercial                                              1,269           1,445
  Real estate mortgage                                       42              74
  Installment                                               301              81
                                                     ----------      ----------

          Total charge-offs                               1,612           1,600

Recoveries:
  Commercial                                                314             358
  Real estate mortgage                                       36               5
  Installment                                                25              17
                                                     ----------      ----------

          Total recoveries                                  375             380
                                                     ----------      ----------

          Net charge-offs                                 1,237           1,220

Additions to allowance charged to expense                 5,637           4,996
                                                     ----------      ----------

  Allowance for loan losses at September 30          $   21,849      $   16,415
                                                     ==========      ==========
Average total portfolio loans for period
  ended September 30                                 $1,513,528      $1,175,977
                                                     ==========      ==========
Ratio of net charge-offs (annualized) to
  average portfolio loans outstanding                      0.11%           0.14%
                                                     ==========      ==========

     The amounts summarized in the following table (in thousands), include all loans for which, based on Capitol's loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

                                         September 30, 2001           December 31, 2000
                                       -----------------------     -----------------------
                                                    Percentage                  Percentage
                                                     of Total                    of Total
                                                    Portfolio                   Portfolio
                                         Amount       Loans          Amount       Loans
                                       ----------   ----------     ----------   ----------
Commercial                             $   20,496         1.24%    $   16,096         1.19%
Real estate mortgage                          460         0.03            285         0.02
Installment                                   893         0.05          1,068         0.08
                                       ----------   ----------     ----------   ----------

Total allowance for loan losses        $   21,849         1.32%    $   17,449         1.29%
                                       ==========   ==========     ==========   ==========
  Total portfolio loans outstanding    $1,660,042                  $1,355,798
                                       ==========                  ==========

     In addition to the allowance for loan losses, certain commercial loans in Michigan and Indiana are enrolled in state-sponsored loan programs and have additional reserves established to provide for loss protection. At September 30, 2001, total loans under these programs approximated $34.5 million. Reserves related to these loans, which are represented by earmarked funds on deposit at some of the bank subsidiaries, approximated $1.5 million and are not included in the allowance for loan losses. In 2001, the Michigan agency announced revised plans to terminate its loan program in 2002.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material in 2000 and through September 30, 2001.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                     Sept 30        Dec 31
                                                       2001          2000
                                                     -------        -------
     Nonaccrual loans:
       Commercial                                    $ 6,958        $ 4,082
       Real estate                                       234            163
       Installment                                       316            171
                                                     -------        -------
     Total nonaccrual loans                            7,508          4,416

     Past due (>90 days) loans:
       Commercial                                      3,486          1,656
       Real estate                                       510            534
       Installment                                       138            151
                                                     -------        -------

     Total past due loans                              4,134          2,341
                                                     -------        -------

     Total nonperforming loans                       $11,642        $ 6,757
                                                     =======        =======

     Nonperforming loans increased approximately $4.9 million during the nine-month period ended September 30, 2001. Most of these loans at September 30, 2001 are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan classifications. At inception, all loans are individually assigned a classification which grade the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrowers' business climate, local economic conditions and other subjective factors. The loan classification process is fluid and subjective.

     Potential  problem loans  include  loans which are generally  performing as agreed, however, because of loan review's and/or lending staff's risk assessment, increased monitoring is deemed appropriate. In addition, some loans are assigned a more adverse classification, with specific performance issues or other risk factors requiring close management and development of specific remedial action plans.

     Loan review and loan classification activities were augmented in September 2001 in response to continued and worsening general conditions of the United States economy, in part due to the terrorist attacks in New York, Pennsylvania and the Nation's Capitol. With deterioration of general economic conditions prior to September 11, 2001--the events on that date and subsequently--management undertook a more thorough and deeper review of all loans and related loan classifications.

     At September 30, 2001, potential problem loans (including nonperforming loans) approximated $65.7 million or less than 4% of total consolidated portfolio loans. Such totals increased about 50% in the period ended September 30, 2001 as a result of management's ongoing and augmented loan review and loan classification activities. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed `impaired'), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $3.2 million at September 30, 2001 and $3.1 million at December 31, 2000.

              [The remainder of this page intentionally left blank]

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and certain ratios (dollars in thousands):

                                                                                                                Allowance as a
                                              Total               Allowance for                               Percentage of Total
                                         Portfolio Loans           Loan Losses         Nonperforming Loans      Portfolio Loans
                                     -----------------------   --------------------    -------------------   --------------------
                                      Sept 30       Dec 31      Sept 30     Dec 31     Sept 30     Dec 31     Sept 30     Dec 31
                                        2001         2000        2001        2000        2001       2000       2001        2000
                                     ----------   ----------   --------    --------    --------   --------   --------    --------
Ann Arbor Commerce Bank              $  222,964   $  208,114   $  3,052    $  2,810    $  1,100   $    799       1.37%       1.35%
Brighton Commerce Bank                   59,713       53,886        705         602         264                  1.18        1.12
Capitol National Bank                   133,646      130,384      2,001       1,757       1,143        805       1.50        1.35
Detroit Commerce Bank(1)                 31,077       21,081        365         245         557          1       1.17        1.16
Grand Haven Bank                         85,016       67,419      1,088         861         432        474       1.28        1.28
Kent Commerce Bank                       60,999       40,346        726         444         114         73       1.19        1.10
Macomb Community Bank                    89,707       86,886      1,068         964         378                  1.19        1.11
Muskegon Commerce Bank                   68,052       55,431        810         617         684        125       1.19        1.11
Oakland Commerce Bank                    80,208       79,598      1,012         971         398        515       1.26        1.22
Paragon Bank & Trust                     80,185       64,820        948         807         533        507       1.18        1.24
Portage Commerce Bank                   108,496      112,674      1,463       1,496       2,475      1,651       1.35        1.33
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)              28,846       17,968        433         270         234                  1.50        1.50
  Goshen Community Bank(1)               16,378        2,383        246          36                              1.50        1.51
Sun Community Bancorp Limited:
  Arrowhead Community Bank(1)            26,175        4,724        393          71                              1.50        1.50
  Bank of Tucson                         84,484       75,359      1,208       1,023                              1.43        1.36
  Camelback Community Bank               53,993       37,822        692         483         250                  1.28        1.28
  East Valley Community Bank(1)          27,062       25,937        423         357         219                  1.56        1.38
  Mesa Bank(1)                           39,922       28,930        511         374                     27       1.28        1.29
  Southern Arizona Community Bank        45,607       36,135        582         434          50                  1.28        1.20
  Valley First Community Bank            41,089       42,759        526         663         963        306       1.28        1.55
  Yuma Community Bank(1)                 15,786          800        236          13                              1.49        1.62
  Nevada Community Bancorp Limited:
    Black Mountain Community Bank(1)     36,778       17,052        552         257         240        241       1.50        1.41
    Desert Community Bank(1)             47,760       29,426        716         441       1,293      1,089       1.50        1.50
    Red Rock Community Bank(1)           62,490       38,666        938         586                              1.50        1.52
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(1)       26,851       16,259        377         238         263                  1.40        1.46
    Sunrise Bank of Arizona(1)           57,278       59,465        770         650          52         35       1.34        1.09
    Sunrise Bank of San Diego(1)         28,118                     380                                          1.35

Other, net                                1,362        1,474       (372)        (21)                   109
                                     ----------   ----------   --------    --------    --------   --------   --------    --------

Consolidated                         $1,660,042   $1,355,798   $ 21,849    $ 17,449    $ 11,642   $  6,757       1.32%       1.29%
                                     ==========   ==========   ========    ========    ========   ========   ========    ========

----------
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the nine months ended September 30, 2001 amounted to $7.8 million ($.98 per diluted share), an increase from $5.7 million ($.80 per diluted share) during the corresponding period of 2000.

     Third quarter 2001 earnings were a new record level of revenue and net income. This period was benefited by strong bank performance coupled with earnings from Sun Community Bancorp, the southwestern bank development affiliate.

     Operating results (dollars in thousands) were as follows:

                                                                                 Nine months ended September 30
                                                               ------------------------------------------------------------------
                                                                                            Return on             Return on
                                          Total Assets              Net Income           Beginning Equity       Average Assets
                                     -----------------------   --------------------    -------------------   --------------------
                                      Sept 30       Dec 31
                                        2001         2000        2001        2000        2001       2000       2001        2000
                                     ----------   ----------   --------    --------    --------   --------   --------    --------
Ann Arbor Commerce Bank              $  264,781   $  242,180   $  3,075    $  2,616       23.53%     22.57%      1.64%       1.57%
Brighton Commerce Bank                   66,762       62,431        407         357       10.03      10.16        .83         .83
Capitol National Bank                   168,366      148,385      1,914       1,695       22.95      22.47       1.64        1.61
Detroit Commerce Bank                    33,582       30,269       (155)         (2)        n/a        n/a        n/a         n/a
Grand Haven Bank                         95,369       76,644        764         845       17.25      21.09       1.21        1.53
Kent Commerce Bank                       66,712       45,288        (15)         80         n/a       3.03        n/a         .25
Macomb Community Bank                   102,077      100,597        823         871       12.33      14.47       1.02        1.09
Muskegon Commerce Bank                   73,595       61,867        545         476       12.51      16.47       1.07        1.17
Oakland Commerce Bank                   102,092       97,099      1,013         687       17.94      12.33       1.30         .96
Paragon Bank & Trust                     92,435       79,504        127         268        2.69       5.39        .20         .41
Portage Commerce Bank                   125,847      128,802      1,230       1,378       17.15      20.78       1.27        1.44
Indiana Community Bancorp Limited:
  Elkhart Community Bank                 33,797       24,259        (29)       (193)        n/a        n/a        n/a         n/a
  Goshen Community Bank(1)               20,341        8,402       (322)       (100)        n/a        n/a        n/a         n/a
Sun Community Bancorp Limited:
  Arrowhead Community Bank(1)            29,014        8,091       (359)       (201)        n/a        n/a        n/a         n/a
  Bank of Tucson                        117,708       98,285      1,609       1,515       25.08      29.09       2.00        2.25
  Camelback Community Bank               66,317       49,364        325         146       10.94       5.87        .81         .50
  East Valley Community Bank             38,902       34,393        (35)       (474)        n/a        n/a        n/a         n/a
  Mesa Bank                              46,932       36,529        302         136        9.72       4.67        .95         .60
  Southern Arizona Community Bank        50,789       40,156        200          88        6.80       3.16        .58         .35
  Valley First Community Bank            50,238       53,081        354         183        8.96       5.87        .86         .52
  Yuma Community Bank(1)                 18,788        5,064       (356)        n/a         n/a        n/a        n/a         n/a
  Nevada Community Bancorp Limited:
    Black Mountain Community Bank(1)     48,930       26,060        (12)       (396)        n/a        n/a        n/a         n/a
    Desert Community Bank                54,916       35,511        100        (152)       2.99        n/a        .29         n/a
    Red Rock Community Bank              74,804       44,193        542          39        9.12        .67       1.17         .19
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(1)       36,457       19,762         64        (309)       2.36        n/a        .27         n/a
    Sunrise Bank of Arizona              67,877       63,930        472         101       12.33       3.18        .97         .31
    Sunrise Bank of San Diego(2)         36,857          n/a       (833)        n/a         n/a        n/a        n/a         n/a
Other, net                               (8,906)       9,930     (3,995)     (3,926)        n/a        n/a        n/a         n/a
                                     ----------   ----------   --------    --------    --------   --------   --------    --------

Consolidated                         $1,975,379   $1,630,076   $  7,755    $  5,728       14.69%     13.97%       .57%        .53%
                                     ==========   ==========   ========    ========    ========   ========   ========    ========

----------
n/a  Not applicable
(1)  Commenced operations as DE NOVO banks in 2000.
(2)  Commenced operations as a DE NOVO bank in 2001.

     Net interest income increased 21.9% during the nine-month period versus the corresponding period of 2000. This increase is attributable to the expansion in number of banks and the banks' growth.

     Noninterest income increased in 2001 to $7 million for the nine-month period, as compared with $4.4 million in 2000. Service charge revenue and trust fee income both increased due to volume in the 2001 period by 56.5% and 82.5%, respectively, compared to 2000. Fees from origination of non-portfolio residential mortgage loans more than doubled in the 2001 period, compared to 2000, due to higher volume resulting from periods of lower interest rates.

     Provisions for loan losses approximated $5.6 million for the nine months ended September 30, 2001 compared to $5 million during the corresponding 2000 period. The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense for the nine months ended September 30, 2001 approximated $47 million compared with $39 million in 2000. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both employee compensation and occupancy mostly relate to the growth in the number of banks within the consolidated group.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $286.6 million for the nine-month 2001 period, compared to $237.4 million in 2000. Such growth occurred in all deposit categories, with the majority coming from time deposits. Capitol's banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $129.1 million as of September 30, 2001, or about 7.7% of total deposits. Brokered deposits, as a funding source, have increased in recent periods, due to competitive environments and increased depositor usage of the Internet, and may similarly increase in future periods.

     Noninterest-bearing   deposits   approximated  15%  of  total  deposits  at
September 30, 2001 and December 31, 2000. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Interim 2001 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $186.5 million or 9.4% of total assets at September 30, 2001 as compared with $142.8 million or 8.8% of total assets at December 31, 2000. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at September 30, 2001 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At September 30, 2001, the banks had approximately $36 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. During the first quarter of 2001, available-for-sale securities aggregating $500,000 were sold.

     Some of the banks have secured lines of credit with a Federal Home Loan Bank. Borrowings thereunder approximated $57 million and additional borrowing capacity approximated $13.3 million at September 30, 2001. These borrowings increased in 2001 as a lower-cost funding source versus various rates and maturities of time deposits. At September 30, 2001, Capitol had unused lines of credit from an unrelated financial institution aggregating $20 million.

     Capitol's Board of Directors recently approved a fourth quarter cash dividend of $.10 per share (payable December 3, 2001 to shareholders of record as of November 1, 2001), following cash dividends of $.10 per share paid September 4, June 1 and March 1, 2001 ($.09 per share in the corresponding periods of 2000).

     In March 2001, Capitol completed a private placement of 130,000 shares of common stock at $11.50 per share and 32,500 warrants (each such warrant permitting the holder to purchase one share of common stock at $11.50 per share prior to the expiration date of the warrant, March 2003). Proceeds from the offering approximated $1.5 million and have been used for debt retirement and additional investment in bank development activities.

     In July 2001, Capitol participated in two private placements of pooled trust-preferred securities. One is a variable rate security totaling $15 million and the second is a fixed-rate security of $10 million. Both have similar terms (due in 2031) and, subject to certain provisions, may be repaid early. Net proceeds from these transactions approximated $24 million and will be used for debt repayment, bank development and other corporate purposes. These securities are treated as elements of capital for regulatory purposes.

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

     Stockholders' equity, as a percentage of total assets, approximated 3.9% at September 30, 2001, a decrease from the beginning of the year ratio of 4.3%. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $193.7 million or 9.81% of total assets at September 30, 2001. The following table summarizes the amounts (in thousands) and related ratios of individually significant subsidiaries (total assets of $130 million or more at the beginning of 2001) and consolidated regulatory capital position at September 30, 2001:

                                                                                 Sun
                                                  Ann Arbor      Capitol       Community
                                                  Commerce       National       Bancorp
                                                    Bank           Bank         Limited      Consolidated
                                                  --------       --------       --------     ------------
Total capital to total assets:
  Minimum required amount                      >= $ 10,591    >= $  6,735    >= $ 29,313    >= $  79,015
  Actual amount                                   $ 20,554       $ 12,869       $ 59,751       $  77,902
    Ratio                                             7.76%          7.64%          8.15%           3.94%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                   >= $  8,772    >= $  5,350    >= $ 25,276    >= $  68,233
  Actual amount                                   $ 20,529       $ 12,844       $ 82,107       $ 182,398
    Ratio                                             9.36%          9.60%         12.99%          10.69%

Combined Tier I and Tier II capital to
 risk-weighted assets:
  Minimum required amount(2)                   >= $ 17,545    >= $ 10,700    >= $ 50,551    >= $ 136,465
  Amount required to meet "Well-Capitalized"
    category(3)                                >= $ 21,931    >= $ 13,375    >= $ 63,189    >= $ 170,581
  Actual amount                                   $ 23,274       $ 14,520       $ 90,006       $ 206,725
    Ratio                                            10.61%         10.86%         14.24%          12.12%

----------
(1)  The minimum required ratio of Tier I capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier I and Tier II capital to risk-weighted assets is 8%.
(3) In order to be classified as a "well-capitalized" institution, the ratio of Tier I and Tier II capital to risk-weighted assets must be 10% or more.

     Capitol's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in or otherwise develop additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol. At September 30, 2001, plans were in process for formation of new banks in California and Nevada.

TRENDS AFFECTING OPERATIONS

     One of the most significant trends which can impact the financial condition and results of operations of financial institutions are changes in market rates of interest.

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

     In January 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on two separate dates, for a total decrease of 100 basis points. In March 2001, another 50 basis points decrease was initiated by the Federal Reserve, followed by decreases of 50 basis points in both April and May 2001 and 25 basis points in June 2001. In the third quarter of 2001, the Federal Reserve decreased interest rates 25 basis points in August and 50 basis points in September.

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

     Widespread media reports of concerns about the health of the domestic economy have continued in 2001. While local economic conditions appear to indicate a weakening environment, loan losses in this interim 2001 period have increased only slightly in comparison to the level with the prior year's period. In 2001, however, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

IMPACT OF NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Capitol's consolidated financial statements.

     In early July 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for allowances for loan losses. While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how the calculation, adequacy and approval of the allowances should be documented by management.

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This new standard is not expected to have a material effect on Capitol's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement which, for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Management has not completed its analysis of this new standard; however, its preliminary review has concluded that, upon implementation, no material effect on Capitol's consolidated financial statements is expected, other than the elimination of goodwill amortization.

     The FASB has also recently issued Statement No. 143 (ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS) and No. 144 (ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS). Management has not completed its review of these new standards; however, implementation of the new guidance is not expected to have a material effect on Capitol's consolidated financial statements.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's consolidated financial statements.

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

Item 2.   Changes in Securities and Use of Proceeds.

               In March 2001, Capitol completed a private placement of 130,000 shares of common stock at $11.50 per share and 32,500 warrants (each such warrant permitting the holder to purchase one share of common stock at $11.50 per share prior to the expiration date of the warrant in March 2003). The securities were offered only to accredited investors. Proceeds from the offering approximated $1.5 million and have been used for debt retirement and additional investment in bank development activities.

               In July 2001, Capitol participated in two private placements of pooled trust-preferred securities. One is a variable rate security totaling $15 million and the second is a fixed-rate security of $10 million. Both have similar terms (due in 2031) and, subject to certain provisions, may be repaid early. Net proceeds from these transactions approximated $24 million and will be used for debt repayment, bank development and other corporate purposes. These securities are treated as elements of capital for regulatory purposes. Such trust-preferred securities, similar to Capitol Trust I, have provisions whereby the Corporation may defer the payment of interest. Consistent with Capitol Trust I, payments of cash dividends on the Corporation's common stock is prohibited during periods of such deferrals.

               These private placements were exempt from registration pursuant to Regulation D.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                    None.

          (b)  Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarterly period ended September 30, 2001.

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

Date: November 9, 2001