Form 10-K
period 2001-12-31
CAPITOL BANCORP LTD
filed 2002-03-15
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                      (X) ANNUAL REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 for the fiscal year
                           ended December 31, 2001 or
                    ( ) TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of stock, as of a specified date within 60 days prior to the date of filing:
$80,865,249 as of February 15, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 7,903,135 as of February 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            See Cross-Reference Sheet

                              CAPITOL BANCORP LTD.
                                    Form 10-K
                      Fiscal Year Ended: December 31, 2001
                              CROSS REFERENCE SHEET

ITEM OF FORM 10-K                                           INCORPORATION BY REFERENCE FROM:
-----------------                                           --------------------------------
     PART I

Item 1,  Business                                    Pages 6-10, 17-20, 20-23, 30-31 and 40, Financial
                                                       Information Section of Annual Report

Item 2,  Properties                                  Pages 38-39, Financial Information Section of Annual
                                                       Report; Page 11, Proxy Statement; and certain
                                                       individual pages, Marketing Section of Annual Report

     PART II

Item 5,  Market for Registrant's                     Pages 2-4, 39-40, 41-42 and 47-48, Financial Information
           Common Equity and Related                   Section of Annual Report
           Stockholder Matters

Item 6,  Selected Financial Data                     Page 2, Financial Information Section of Annual Report

Item 7,  Management's Discussion                     Pages 5-24, Financial Information Section of Annual Report
           and Analysis of Financial Condition
           and Results of Operations

Item 7a, Quantitative and Qualitative                Pages 5 and 20-23, Financial Information Section of Annual
           Disclosures About Market Risk               Report; Pages 15-19, Registration Statement

Item 8,  Financial Statements and                    Pages 2 and 25-51, Financial Information Section of Annual
           Supplementary Data                          Report

     PART III

Item 10, Directors and Executive Officers            Pages 2-3, Proxy Statement
           of the Registrant

Item 11, Executive Compensation                      Pages 5-10, Proxy Statement

Item 12, Security Ownership of Certain Beneficial    Pages 2-4, Proxy Statement
           Owners and Management

Item 13, Certain Relationships and Related           Page 11, Proxy Statement
           Transactions

     PART IV

Item 14, Exhibits, Financial Statement Schedules     Pages 25-51, Financial Information Section of Annual Report
           and Reports on Form 8-K

KEY:
"Annual Report"          means the 2001 Annual Report of the Registrant provided
                         to Stockholders and the Commission pursuant to Rule
                         14a-3(b).  Capitol's 2001 Annual Report consists of two
                         documents:  a Financial Information Section and a
                         Marketing Section.

"Proxy Statement"        means the Proxy Statement of the Registrant on Schedule
                         14A filed pursuant to Rule 14a-101.

"Registration Statement" means Registrant's Registration Statement on Form S-4
                         (Amendment No. 4) dated February 12, 2002.

Note: The page number references herein are based on the paper version of the referenced documents. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                              CAPITOL BANCORP LTD.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM  1.  Business.............................................................4

ITEM  2.  Properties..........................................................14

ITEM  3.  Legal Proceedings...................................................15

ITEM  4.  Submission of Matters to a Vote of Security Holders.................15


                                     PART II

ITEM  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................16

ITEM  6.  Selected Financial Data.............................................16

ITEM  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................16

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk..........16

ITEM  8.  Financial Statements and Supplementary Data.........................17

ITEM  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................17


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..................18

ITEM 11.  Executive Compensation..............................................18

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management......18

ITEM 13.  Certain Relationships and Related Transactions......................18

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....19

                                     PART I

ITEM 1, BUSINESS.

a. General development of business:

     Incorporated by reference from Pages 6-10 under the captions "The Business of Capitol and its Banks", and "Capitol's Structure", and Pages 30-31, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

b. Financial information about industry segments:

     Incorporated by reference from Pages 30-31, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

c. Narrative description of business:

     Incorporated by reference from Pages 6-10 under the captions "The Business of Capitol and its Banks", and "Capitol's Structure", Pages 30-31, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation", and Pages 20-23, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages 17-20, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy".

     At December 31, 2001, Capitol and its subsidiaries employed 634 full time equivalent employees.

     In 1997, the Registrant formed Capitol Trust I, a Delaware statutory business trust. Capitol Trust I's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of the Registrant. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. During 2001, the Registrant formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities, which are structured similar to Capitol Trust I. Additional information regarding trust-preferred securities is incorporated by reference from Page 40, Financial Information Section of Annual Report, under the caption "Note I--Trust-Preferred Securities".

     The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) CAPITOL BANCORP LIMITED


Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2001, 2000 and 1999.

                                                                   2001                                2000
                                                    -----------------------------------    --------------------------------
                                                                  Interest       (1)                  Interest      (1)
                                                    Average       Income/      Average     Average     Income/    Average
                                                    Balance       Expense    Yield/Cost    Balance     Expense   Yield/Cost
                                                    -------       -------    ----------    -------     -------   ----------
ASSETS
 Federal funds sold                               $    82,237    $   3,186       3.87%    $   63,664   $  3,985      6.26%
 Interest-bearing deposits with banks                  16,335          322       1.97%        13,681        820      5.99%
 Investment securities:
   U.S. Treasury, government agencies and other        46,962        2,804       5.97%        79,092      4,645      5.87%
   States and political subdivisions                    1,572           66       4.20%         1,605         80      4.98%
 Loans held for resale                                 42,894        3,002       7.00%        11,081      1,044      9.42%
 Portfolio loans (2)                                1,560,337      144,417       9.26%     1,213,192    121,737     10.03%
                                                  -----------    ---------     ------     ----------   --------    ------

        Total interest-earning
          assets/interest income                    1,750,337      153,797       8.79%     1,382,315    132,311      9.57%
 Allowance for loan losses (deduct)                   (20,337)                               (14,866)
 Cash and due from banks                               73,573                                 54,581
 Premises and equipment, net                           16,910                                 14,490
 Other assets                                          40,434                                 36,096
                                                  -----------                            -----------

                         Total assets             $ 1,860,917                            $ 1,472,616
                                                  ===========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                                $    51,801        1,558       3.01%    $   45,251      1,758      3.88%
  Time deposits under $100,000                        356,338       20,533       5.76%       328,605     21,162      6.44%
  Time deposits of $100,000 or more                   478,497       27,388       5.72%       367,751     21,657      5.89%
  Other interest-bearing deposits                     479,314       16,176       3.37%       353,956     15,679      4.43%
 Debt obligations                                      68,510        4,422       6.45%        45,249      3,506      7.75%
                                                  -----------    ---------     ------     ----------   --------    ------
        Total interest-bearing
          liabilities/interest expense              1,434,460       70,077       4.89%     1,140,812     63,762      5.59%
 Trust-preferred securities                            34,112        3,215       9.42%        24,244      2,150      8.87%
                                                  -----------    ---------     ------     ----------   --------    ------
                                                    1,468,572       73,292       4.99%     1,165,056     65,912      5.66%
 Noninterest-bearing demand deposits                  236,048                                176,804
 Accrued interest on deposits and
  other liabilities                                    47,009                                 25,512
 Minority interests in consolidated subsidiaries       38,886                                 46,956
 Stockholders' equity                                  70,402                                 58,288
                                                  -----------                            -----------
                Total liabilities and
                 stockholders' equity             $ 1,860,917                            $ 1,472,616
                                                  ===========    ---------               ===========   --------

Net interest income                                              $  80,505                             $ 66,399
                                                                 =========                             ========

Interest Rate Spread (3)                                                         3.80%                               3.91%
                                                                               ======                              ======

Net Yield on Interest-Earning Assets (4)                                         4.60%                               4.80%
                                                                               ======                              ======
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities                  1.19 X                                 1.19 X
                                                  =============                          =============



                                                                   1999
                                                   -------------------------------------
                                                                  Interest       (1)
                                                    Average        Income/     Average
                                                    Balance        Expense    Yield/Cost
                                                   ----------      -------       -----
ASSETS
 Federal funds sold                               $    87,002      $ 4,272        4.91%
 Interest-bearing deposits with banks                   9,295          544        5.85%
 Investment securities:
   U.S. Treasury, government agencies and other        83,065        4,779        5.75%
   States and political subdivisions                    1,607           73        4.54%
 Loans held for resale                                 17,781        1,364        7.67%
 Portfolio loans (2)                                  872,481       82,570        9.46%
                                                  -----------      -------       -----
        Total interest-earning
          assets/interest income                    1,071,231       93,602        8.74%
 Allowance for loan losses (deduct)                   (10,391)
 Cash and due from banks                               43,815
 Premises and equipment, net                           12,725
 Other assets                                          26,332
                                                  -----------

                         Total assets             $ 1,143,712
                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings deposits                                 $   42,828        1,547        3.61%
  Time deposits under $100,000                        285,683       15,744        5.51%
  Time deposits of $100,000 or more                   252,713       13,434        5.32%
  Other interest-bearing deposits                     277,309       11,290        4.07%
 Debt obligations                                      29,959        2,072        6.92%
                                                   ----------      -------       -----
        Total interest-bearing
          liabilities/interest expense                888,492       44,087        4.96%
 Trust-preferred securities                            24,274        2,150        8.86%
                                                   ----------      -------       -----
                                                      912,766       46,237        5.07%
 Noninterest-bearing demand deposits                  130,457
 Accrued interest on deposits and
  other liabilities                                     9,483
 Minority interests in consolidated subsidiaries       40,276
 Stockholders' equity                                  50,730
                                                  -----------
                Total liabilities and
                 stockholders' equity             $ 1,143,712
                                                  ===========      -------

Net interest income                                                $47,365
                                                                   =======

Interest Rate Spread (3)                                                          3.67%
                                                                                 =====

Net Yield on Interest-Earning Assets (4)                                          4.42%
                                                                                 =====
Ratio of Average Interest-Earning
 Assets to Interest-Bearing Liabilities                1.17 X
                                                    =========

(1) Average yield/cost is determined by dividing the actual interest income/expense by the daily average balance of the asset or liability category.
(2)  Average balance of loans includes non-accrual loans.
(3) Interest rate spread represents the average yield on interest-earning assets less the average cost of interest-bearing liabilities.
(4) Net yield is based on net interest income as a percentage of average total interest-earning assets.

CHANGES IN NET INTEREST INCOME (TABLE B)
CAPITOL BANCORP LIMITED

The table below summarizes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Capitol's net interest income (in $1,000s). The change in interest attributable to volume is calculated by multiplying the annual change in volume by the prior year's rate. The change in interest attributable to rate is calculated by multiplying the annual change in rate by the prior year's average balance. Any variance attributable jointly to volume and rate changes has been allocated to each category based on the percentage of each to the total change in both categories.


                                                                  2001 compared to 2000               2000 compared to 1999
                                                            ----------------------------------   --------------------------------
                                                            Volume        Rate       Net Total   Volume       Rate      Net Total
                                                            ------        ----       ---------   ------       ----      ---------
Increase (decrease) in interest income:
  Federal funds sold                                       $    970     $ (1,769)    $   (799)  $ (1,301)    $ 1,014     $   (287)
  Interest-bearing deposits with banks                          135         (633)        (498)       263          13          276
  Investment securities:
    U.S. Treasury, government agencies and other             (1,917)          76       (1,841)      (232)         98         (134)
    States and political subdivisions                            (2)         (12)         (14)        --           7            7
  Loans held for resale                                       2,290         (332)       1,958       (587)        267         (320)
  Portfolio loans                                            32,707      (10,027)      22,680     33,928       5,239       39,167
                                                           --------     --------     --------   --------     -------     --------
                   Total                                     34,183      (12,697)      21,486     32,071       6,638       38,709


Increase (decrease) in interest expense deposits:
    Savings deposits                                            232         (432)        (200)        90         121          211
    Time deposits under $100,000                              1,702       (2,331)        (629)     2,553       2,865        5,418
    Time deposits of $100,000 or more                         6,354         (623)       5,731      6,648       1,575        8,223
    Other interest-bearing deposits                           4,762       (4,265)         497      3,329       1,060        4,389
Debt obligations                                              1,575         (659)         916      1,160         274        1,434
Trust-preferred securities                                      923          142        1,065         (3)          3           --
                                                           --------     --------     --------   --------     -------     --------
                   Total                                     15,548       (8,168)       7,380     13,777       5,898       19,675
                                                           --------     --------     --------   --------     -------     --------
Increase (decrease) in net
  interest income                                          $ 18,635     $ (4,529)    $ 14,106   $ 18,294     $   740     $ 19,034
                                                           ========     ========     ========   ========     =======     ========

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED


The table below shows amortized cost and estimated market value of investment securities as of December 31, 2001, 2000 and 1999 (in $1,000s):


                                                       2001                  2000                1999
                                              --------------------  --------------------  --------------------
                                              Amortized    Market   Amortized    Market   Amortized    Market
                                                 Cost      Value       Cost      Value       Cost      Value
                                               --------   --------   --------   --------   --------   --------
U.S. Treasury                                  $  3,704   $  3,757   $  5,086   $  5,101   $100,211   $ 98,860
Government agencies                              30,253     30,429     55,514     55,334
States and political subdivisions                 1,402      1,412      1,604      1,606      2,537      2,515
Corporate bonds                                                           251        251        602        600
Other investments                                                                               539        539
                                               --------   --------   --------   --------   --------   --------
                                                 35,359     35,598     62,455     62,292    103,889    102,514

Other securities:
 Federal Reserve Bank stock                         394        394        394        394        266        266
 Federal Home Loan Bank stock                     4,716      4,716      3,583      3,583      2,862      2,862
 Corporate stock                                    895        895        907        907      1,003      1,003
 Other investments                                2,084      2,084      1,750      1,750        500        500
                                               --------   --------   --------   --------   --------   --------
       Total other securities                     8,089      8,089      6,634      6,634      4,631      4,631
                                               --------   --------   --------   --------   --------   --------

       Total investment securities             $ 43,448   $ 43,687   $ 69,089   $ 68,926   $108,520   $107,145
                                               ========   ========   ========   ========   ========   ========

The table below shows the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 2001 (in $1,000s):

                                          U.S. Treasury and                 States and Political
                                         Government Agencies                    Subdivisions
                                  ---------------------------------    --------------------------------
                                              Estimated    Weighted               Estimated    Weighted     Total        Total
                                  Amortized     Market      Average    Amortized    Market      Average   Amortized    Estimated
                                     Cost       Value        Yield       Cost       Value        Yield       Cost     Market Value
                                     ----       -----        -----       ----       -----        -----       ----     ------------
Maturity:
 Due in one year or less           $ 6,204     $ 6,320        5.76%    $ 1,001     $ 1,008        4.30%    $ 7,205      $ 7,328
 Due after one year but within
  five years                        21,935      22,074        4.97%                                         21,935       22,074
 Due after five years but within
  ten years                          2,970       2,954        5.64%        101         104        5.40%      3,071        3,058
 Due after ten years                 2,848       2,838        6.83%        300         300        2.45%      3,148        3,138
 Without stated maturities                                                                                   8,089        8,089
                                   -------     -------                 -------     -------                 -------      -------

          Total                    $33,957     $34,186                 $ 1,402     $ 1,412                 $43,448      $43,687
                                   =======     =======                 =======     =======                 =======      =======

* Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.


Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2001:

U.S. Treasury securities                         1 year
U.S. Agencies                                    5 years        4 months
States and political subdivisions                3 years        1 month

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED


Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

                                      2001                   2000                   1999
                              -------------------    -------------------    -------------------
Commercial - real estate      $1,154,757    66.57%   $  865,382    63.83%   $  627,029    59.76%
Commercial - other               380,694    21.95%      308,354    22.74%      247,531    23.59%
                              ----------   ------    ----------   ------    ----------   ------
     Total commercial loans    1,535,451    88.52%    1,173,736    86.57%      874,560    83.35%

Real estate mortgage             121,676     7.01%      113,324     8.36%       96,000     9.15%
Installment                       77,462     4.47%       68,738     5.07%       78,644     7.50%
                              ----------   ------    ----------   ------    ----------   ------
     Total portfolio loans    $1,734,589   100.00%   $1,355,798   100.00%   $1,049,204   100.00%
                              ==========   ======    ==========   ======    ==========   ======

                                      1998                   1997
                              -------------------    -------------------
Commercial - real estate      $  417,296    57.62%   $  262,157    52.14%
Commercial - other               173,055    23.89%      133,781    26.61%
                              ----------   ------    ----------   ------
     Total commercial loans      590,351    81.51%      395,938    78.75%

Real estate mortgage              80,808    11.16%       66,630    13.25%
Installment                       53,121     7.33%       40,187     7.99%
                              ----------   ------    ----------   ------
     Total portfolio loans    $  724,280   100.00%   $  502,755   100.00%
                              ==========   ======    ==========   ======

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2001 according to scheduled repayments of principal.

                                                      Fixed       Variable
                                                       Rate         Rate        Total
                                                    ----------   ----------   ----------
Aggregate maturities of portfolio loan balances
  which are due in one year or less:                $  326,619   $  360,830   $  687,449
  After one year but within five years                 700,424      206,674      907,098
  After five years                                      32,668       95,332      128,000
  Nonaccrual loans                                      12,042                    12,042
                                                    ----------   ----------   ----------
                      Total                         $1,071,753   $  662,836   $1,734,589
                                                    ==========   ==========   ==========

The following summarizes, in general, Capitol's various loan classifications:

     Commercial - real estate
     Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size approximates $500,000 and, at December 31, 2001, approximately 31% of such properties were owner-occupied and approximately 11% of the commercial real estate total consisted of a combination of multi-family and residential rental income properties.

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

CAPITOL BANCORP LIMITED

The aggregate amount of nonperforming portfolio loans is summarized below as of December 31 (in $1,000's). Nonperforming loans comprise of (a) loans accounted for on a nonaccrual basis, and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. See Note D of the Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

                                                         2001       2000      1999       1998        1997
                                                       -------    -------    -------    -------    -------
Nonperforming loans:
  Nonaccrual loans:                 Commercial         $11,220    $ 4,082    $ 2,709    $ 2,608    $ 2,570
                                    Real estate            356        163        103        199         59
                                    Installment            466        171        100        185         59
                                                       -------    -------    -------    -------    -------
        Total nonaccrual loans                          12,042      4,416      2,912      2,992      2,688

  Past due loans:                   Commercial           4,290      1,656        834      3,963        897
                                    Real estate            787        534        196        183        401
                                    Installment            119        151        182        104         25
                                                       -------    -------    -------    -------    -------
        Total past due loans                             5,196      2,341      1,212      4,250      1,323
                                                       -------    -------    -------    -------    -------

Total nonperforming loans                              $17,238    $ 6,757    $ 4,124    $ 7,242    $ 4,011
                                                       =======    =======    =======    =======    =======
Nonperforming loans as a percentage
  of total portfolio loans                                0.99%      0.50%      0.39%      1.00%      0.80%
                                                       =======    =======    =======    =======    =======
Nonperforming loans as a percentage
  of total assets                                         0.84%      0.41%      0.32%      0.71%      0.58%
                                                       =======    =======    =======    =======    =======
Allowance for loan losses as a
  percentage of nonperforming loans                     134.81%    258.24%    306.47%    121.75%    155.30%
                                                       =======    =======    =======    =======    =======

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

                                                 2001       2000       1999       1998        1997
                                                -------    -------    -------    -------    -------
Other real estate owned at January 1            $ 3,094    $ 3,614    $   541    $   165    $   313

Properties acquired in restructure
  of loans or in lieu of foreclosure                860        324      3,426        612

Properties sold                                    (233)      (717)      (376)      (161)      (128)

Payments received from borrowers or
  tenants, credited to carrying amount               (3)                             (75)       (10)

Other changes, net                                 (674)      (127)        23                   (10)
                                                -------    -------    -------    -------    -------

Other real estate owned at December 31          $ 3,044    $ 3,094    $ 3,614    $   541    $   165
                                                =======    =======    =======    =======    =======

Of the other real estate owned at December 31, 2001, one property, with a carrying value of $1.9 million is partially guaranteed by an agency of the federal government. Other real estate owned is valued at the lower of cost or fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000's):

                                                          2001          2000          1999          1998          1997
                                                       ----------    ----------    ----------    ----------    ----------
Allowance for loan losses at January 1                 $   17,449    $   12,639    $    8,817    $    6,229    $    4,578

Loans charged-off:
  Commercial                                                2,280         2,850         1,201         1,165           551
  Real estate                                                 143           204                           9           117
  Installment                                                 506           117            97           131            49
                                                       ----------    ----------    ----------    ----------    ----------
                    Total charge-offs                       2,929         3,171         1,298         1,305           717
Recoveries:
  Commercial                                                  485           734           391           336           288
  Real estate                                                  37            13             6             4            18
  Installment                                                  29            18            13            30            13
                                                       ----------    ----------    ----------    ----------    ----------
                    Total recoveries                          551           765           410           370           319
                                                       ----------    ----------    ----------    ----------    ----------
                    Net charge-offs                         2,378         2,406           888           935           398
Additions to allowance charged to expense                   8,167         7,216         4,710         3,523         2,049
                                                       ----------    ----------    ----------    ----------    ----------

          Allowance for loan losses at December 31     $   23,238    $   17,449    $   12,639    $    8,817    $    6,229
                                                       ==========    ==========    ==========    ==========    ==========

Total portfolio loans outstanding at December 31       $1,734,589    $1,355,798    $1,049,204    $  724,280    $  502,755
                                                       ==========    ==========    ==========    ==========    ==========
Ratio of allowance for loan losses to
  portfolio loans outstanding                                1.34%         1.29%         1.20%         1.22%         1.24%
                                                       ==========    ==========    ==========    ==========    ==========

Average total portfolio loans for the year             $1,560,337    $1,213,192    $  872,481    $  605,923    $  425,664
                                                       ==========    ==========    ==========    ==========    ==========
Ratio of net charge-offs to average
  portfolio loans outstanding                                0.15%         0.20%         0.10%         0.15%         0.09%
                                                       ==========    ==========    ==========    ==========    ==========

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the allowance for loan losses and description of factors which influence management's judgement in determining the amounts of additions to the allowance.

CAPITOL BANCORP LIMITED


The amount of the allowance for loan losses allocated in the following table (in $1,000's) as of December 31, are based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

                                                      2001                     2000                   1999
                                              --------------------      -------------------     ------------------
                                                        Percentage               Percentage             Percentage
                                              Amount     of Loans       Amount    of Loans      Amount   of Loans
                                              ------     --------       ------    --------      ------   --------
Commercial                                   $   20,570     1.19%     $   16,096    1.19%     $    5,965    0.57%
Real estate mortgage                              1,630     0.09%            285    0.02%            165    0.02%
Installment                                       1,038     0.06%          1,068    0.08%            385    0.04%
Unallocated                                          --                       --                   6,124    0.58%
                                             ----------               ----------              ----------

      Total allowance for loan losses        $   23,238     1.34%     $   17,449    1.29%     $   12,639    1.20%
                                             ==========   ======      ==========   =====      ==========   =====

         Total portfolio loans outstanding   $1,734,589               $1,355,798              $1,049,204
                                             ==========               ===========             ==========

                                                     1998                     1997
                                               ------------------      -------------------
                                                       Percentage               Percentage
                                               Amount   of Loans       Amount    of Loans
                                               ------   --------       ------    --------
Commercial                                   $    4,501    0.62%     $    2,875    0.57%
Real estate mortgage                                127    0.02%            103    0.02%
Installment                                         262    0.04%            185    0.04%
Unallocated                                       3,927    0.54%          3,066    0.61%
                                             ----------              ----------

      Total allowance for loan losses        $    8,817    1.22%     $    6,229    1.24%
                                             ==========   =====      ==========   =====

         Total portfolio loans outstanding   $  724,280              $  502,755
                                             ==========              ==========

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2001, 2000 and 1999:

                                                     2001                  2000                  1999
                                               -----------------    ------------------    ------------------
                                                         Average               Average               Average
                                               Amount     Rate      Amount      Rate      Amount      Rate
                                               ------     ----      ------      ----      ------      ----
Noninterest-bearing demand deposits          $  236,048           $  176,804            $  130,457
Savings deposits                                 51,801   3.01%       45,251    3.88%       42,828    3.61%
Time deposits under $100,000                    356,338   5.76%      328,605    6.44%      285,683    5.51%
Time deposits of $100,000 or more               478,497   5.72%      367,751    5.89%      252,713    5.32%
Other interest-bearing deposits                 479,314   3.37%      353,956    4.43%      277,309    4.07%
                                             ----------           ----------            ----------

           Total deposits                    $1,601,998           $1,272,367            $  988,990
                                             ==========           ==========            ==========

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2001 (in $1,000s):

Three months or less                                     $158,093
Three months to six months                                121,079
Six months to twelve months                               134,398
Over 12 months                                             96,700
                                                         --------

     Total                                               $510,270
                                                         ========

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

                                                         Year Ended December 31
                                                         ----------------------
                                                         2001     2000     1999
                                                         ----     ----     ----
Net income as a percentage of:
  Average stockholders' equity                          15.22%   13.78%   10.66%
  Average total assets                                   0.58%    0.55%    0.47%

Capital ratios:
  Average stockholders' equity as a
    percentage of average total assets                   3.78%    3.96%    4.44%
  Average total equity (stockholders' equity and
   minority interests in consolidated subsidiaries)
   as a percentage of average total assets               5.87%    7.15%    7.96%
  Average total capital funds (stockholders'
   equity, minority interests in consolidated
   subsidiaries and trust-preferred securities)
   as a percentage of average total assets               7.71%    8.79%   10.08%

Dividend payout ratio (cash dividends per share
  as a percentage of net income per share):
    Basic                                               28.99%   31.58%   42.86%
    Diluted                                             29.63%   31.86%   43.37%

ITEM 2, PROPERTIES.

     Substantially all of the office locations are leased. Each of Capitol's banks operates from a single location, except Capitol National Bank (which has one branch location in Okemos, Michigan) and Red Rock Community Bank (which has two locations in Las Vegas, Nevada). The addresses of each bank's main office are shown in the Marketing Section of Annual Report, which are incorporated herein by reference, from the following captioned pages therein:

     Ann Arbor Commerce Bank            Macomb Community Bank
     Arrowhead Community Bank           Mesa Bank
     Bank of Tucson                     Muskegon Commerce Bank
     Black Mountain Community Bank      Oakland Commerce Bank
     Brighton Commerce Bank             Paragon Bank & Trust
     Camelback Community Bank           Portage Commerce Bank
     Capitol National Bank              Red Rock Community Bank
     Desert Community Bank              Southern Arizona Community Bank
     Detroit Commerce Bank              Sunrise Bank of Albuquerque
     East Valley Community Bank         Sunrise Bank of Arizona
     Elkhart Community Bank             Sunrise Bank of San Diego
     Goshen Community Bank              Valley First Community Bank
     Grand Haven Bank                   Yuma Community Bank
     Kent Commerce Bank

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

     Certain of the office locations are leased from related parties. Incorporated by reference from Pages 38-39, Financial Information Section of Annual Report, under the caption "Note F--Premises and Equipment" and Page 11, Proxy Statement, third paragraph thereunder under the caption "Certain Relationships and Related Transactions".

     Management believes Capitol's and its subsidiaries' offices to be in good and adequate condition and adequately covered by insurance.

ITEM 3, LEGAL PROCEEDINGS.

     As of December 31, 2001, there were no material pending legal proceedings to which Capitol or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2001, no matters were submitted to a vote by security holders.

     At December 31, 2001 a proposed share exchange transaction was pending. In November 2001, the boards of directors of Capitol and Sun Community Bancorp Limited entered into a proposed plan of share exchange. The proposed plan of share exchange is subject to the approval of the shareholders of both Capitol and Sun. The proposed share exchange, if consummated, would result in Capitol issuing .734 shares of its previously unissued common stock for each common share of Sun's common stock held by shareholders other than Capitol. Capitol estimates that it would issue approximately 2.7 million shares of its common stock and 850,000 stock options if the share exchange is completed as proposed. Special shareholders' meetings for Capitol and Sun are scheduled to be held in late March 2002. If approved by shareholders, the proposed share exchange is anticipated to be completed effective March 31, 2002.

                                     PART II

ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.   Market Information:

          Incorporated by reference from Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock", Pages 41-42 under the caption "Note J--Common Stock, Warrants and Stock Options" and Page 4, under the caption "Shareholder Information".

B.   Holders:

          Incorporated by reference from first sentence of third paragraph on Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock".

C.   Dividends:

          Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share", Pages 47-48, Financial Information Section of Annual Report, under the caption "Note P--Dividend Limitations of Subsidiaries and Other Capital Requirements" and the first paragraph commencing on Page 40, Financial Information Section of Annual Report, under the caption "Note H--Debt Obligations".

ITEM 6, SELECTED FINANCIAL DATA.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2001, 2000, 1999, 1998 and 1997".

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from Pages 6-24, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Page 5, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference from Pages 20-23, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page 5, Financial Information Section of Annual Report, under the caption "Forward Looking Statements". Incorporated by reference from Pages 15-19, from Registrant's Registration Statement on Form S-4 (Amendment No. 4) under the caption "Risk Factors".

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

     Executive officers of Capitol are as follows:

                       Name and                                                 Year First Became
                  Principal Positions                            Age               An Officer
                  -------------------                            ---               ----------
Joseph D. Reid                                                   59                   1988
  Chairman, President and Chief Executive Officer*
David O'Leary                                                    71                   1988
  Secretary
Paul R. Ballard                                                  52                   1990
  Executive Vice President**
Robert C. Carr                                                   62                   1988
  Executive Vice President and Treasurer**
David J. Dutton                                                  51                   2000
  Executive Vice President and Chief Information
  Officer***
Cristin Reid English                                             33                   1997
  Executive Vice President*
Lee W. Hendrickson                                               46                   1991
  Executive Vice President and Chief Financial Officer*
Michael M. Moran                                                 42                   2000
  Executive Vice President
David K. Powers                                                  56                   1990
  Executive Vice President
William E. Rheaume                                               60                   1998
  Executive Vice President and Senior Counsel
Bruce A. Thomas                                                  44                   1998
  Executive Vice President
Brian K. English                                                 36                   2001
  General Counsel
Carl C. Farrar                                                   52                   1998
  Senior Vice President
John C. Smythe                                                   55                   1983
  Senior Vice President
Marie D. Walker                                                  42                   1990
  Senior Vice President and Controller
Linda D. Pavona                                                  50                   1991
  Senior Vice President

* Also serves in similar capacity at Sun Community Bancorp Limited, Indiana Community Bancorp Limited, Nevada Community Bancorp Limited, Sunrise Capital Corporation and First California Northern Bancorp (consolidated subsidiaries of Capitol).
** Also serves as an executive officer of Indiana Community Bancorp Limited (a consolidated subsidiary of Capitol).
*** Also serves in similar capacity at Sun Community Bancorp Limited (a consolidated subsidiary of Capitol).

ITEM 11, EXECUTIVE COMPENSATION.

     Incorporated by reference from Pages 5-7, under the caption "Compensation Committee Report on Executive Compensation", and Pages 8-10, Proxy Statement.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from Page 1, Proxy Statement, under the caption "Voting Securities and Principal Holders Thereof", Pages 2-4, Proxy Statement, under the caption "Election of Directors" and Page 4, Proxy Statement, second paragraph under the caption "Meetings of the Board of Directors".

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from Page 11, Proxy Statement, under the caption "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A. Exhibits:

          The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and report of independent auditors included on Pages 25-51 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

          Report of Independent Auditors.

          Consolidated balance sheets--December 31, 2001 and 2000.

          Consolidated statements of income--Years ended December 31, 2001, 2000 and 1999.

          Consolidated statements of changes in stockholders' equity--Years ended December 31, 2001, 2000 and 1999.

          Consolidated statements of cash flows--Years ended December 31, 2001, 2000 and 1999.

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

B. Reports on Form 8-K:

          During the fourth quarter of 2001, one report on Form 8-K was filed on November 19, 2001 by the Registrant, reporting the proposed share exchange between Registrant and Sun Community Bancorp Limited.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD.
Registrant

By: /s/ Joseph D. Reid                   By: /s/ Lee W. Hendrickson
    ------------------------------           -----------------------------------
    Joseph D. Reid                           Lee W. Hendrickson
    Chairman, President and                  Executive Vice President and
    Chief Executive Officer                  Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 15, 2002.

/s/ Joseph D. Reid                                  /s/ Robert C. Carr
-------------------------------------               -----------------------------------------
Joseph D. Reid, Chairman, President,                Robert C. Carr, Executive Vice President,
Chief Executive Officer and Director                Treasurer and Director

/s/ David O'Leary                                   /s/ Michael L. Kasten
------------------------------------                -----------------------------------------
David O'Leary, Secretary and Director               Michael L. Kasten, Vice Chairman and
                                                    Director

/s/ Paul R. Ballard                                 /s/ Louis G. Allen
-------------------------------------               -----------------------------------------
Paul R. Ballard, Executive                          Louis G. Allen, Director
Vice President and Director

/s/ David L. Becker                                 /s/ Douglas E. Crist
-------------------------------------               -----------------------------------------
David L. Becker, Director                           Douglas E. Crist, Director

                                                    /s/ Gary A. Falkenberg
-------------------------------------               -----------------------------------------
James C. Epolito, Director                          Gary A. Falkenberg, Director

/s/ Joel I. Ferguson                                /s/ Kathleen A. Gaskin
-------------------------------------               -----------------------------------------
Joel I. Ferguson, Director                          Kathleen A. Gaskin, Director

/s/ H. Nicholas Genova                              /s/ L. Douglas Johns
-------------------------------------               -----------------------------------------
H. Nicholas Genova, Director                        L. Douglas Johns, Director

/s/ John S. Lewis                                   /s/ Leonard Maas
------------------------------------                -----------------------------------------
John S. Lewis, Director                             Leonard Maas, Director

/s/ Lyle W. Miller                                  /s/ Cristin Reid English
-------------------------------------               -----------------------------------------
Lyle W. Miller, Director                            Cristin Reid English, Executive
                                                    Vice President and Director

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
    (h)      Capitol Bancorp Ltd. 2000 Incentive
             Stock Plan

10           Material Contracts:
    (a)      Joseph D. Reid Employment
             Agreement (as amended effective
             January 1, 1989)                                           (2)
    (b)      Profit Sharing/401(k) Plan
             (as amended and restated April 1, 1995)                   (13)
    (b1)     First and Second Amendments to Profit Sharing/
             401(k) Plan                                               (15)
    (b2)     Third, Fourth and Fifth Amendments to Profit
             Sharing/401(k) Plan                                       (17)
    (b3)     Sixth, Seventh, Eighth and Ninth Amendments
             to Profit Sharing/401(k) Plan
    (b4)     Tenth, Eleventh, Twelfth, Thirteenth,
             Fourteenth and Fifteenth Amendments to
             Profit Sharing/401(K) Plan                                (18)
    (c)      Lease Agreement with Business &
             Trade Center, Ltd.                                        (11)
    (d)      Employee Stock Ownership Plan
             (as amended and restated February 10, 1994)               (12)
    (d1)     Second and Third Amendments to Employee
             Stock Ownership Plan                                      (15)
    (d2)     Fourth Amendment to Employee Stock
             Ownership Plan                                            (17)
    (d3)     Fifth Amendment to Employee Stock
             Ownership Plan                                            (18)
    (e)      Employment Agreements with
             Robert C. Carr, John C. Smythe,
             and Charles J. McDonald                                    (2)

                                                                 PAGE NUMBER OR
                                                                 INCORPORATED BY
EXHIBIT NO.          DESCRIPTION                                 REFERENCE FROM:
-----------          -----------                                 ---------------
10           Material Contracts--continued:

    (f)      Executive Supplemental Income
             Agreements with Robert C. Carr,
             Paul R. Ballard, Richard G. Dorner,
             James R. Kaye, Scott G. Kling,
             John D. Groothuis, David K. Powers,
             John C. Smythe and Charles J. McDonald                    (13)
    (g)      Amendment to Employment Agreement
             of Joseph D. Reid, dated October 2, 1989                   (3)
    (h)      Consolidation Agreement between
             the Corporation and Portage
             Commerce Bank                                              (4)
    (i)      Amendment to Employment Agreement
             of Joseph D. Reid, dated
             January 30, 1990                                           (5)
    (j)      Employment Agreements with
             Paul R. Ballard and Richard G.
             Dorner                                                     (6)
    (k)      Employment Agreement with
             David K. Powers                                            (7)
    (l)      Definitive Exchange Agreement and
             Closing Memorandum between the
             Registrant and United Savings
             Bank, FSB                                                  (8)
    (m)      Employment Agreement with James
             R. Kaye                                                    (9)
    (n)      Definitive Exchange Agreement
             between the Registrant and
             Financial Center Corporation                              (10)
    (o)      Employment Agreement by and between Sun
             Community Bancorp Limited and Joseph D.
             Reid.  (Exhibit 10.1 of Sun Community
             Bancorp Limited)                                          (16)
    (p)      Employment Agreement by and between Sun
             Community Bancorp Limited and John S.
             Lewis. (Exhibit 10.7 of Sun Community
             Bancorp Limited)                                          (16)
    (q)      Anti-dilution Agreement by and between Sun
             Community Bancorp Limited and Capitol
             Bancorp Ltd.  (Exhibit 10.10 of Sun
             Community Bancorp Limited)                                (16)
    (r)      Plan of Share Exchange dated November
             16, 2001 between and among Capitol
             Bancorp Ltd and Sun Community Bancorp
             Limited                                                   (19)

13           Annual Report to Security Holders

                                                                 PAGE NUMBER OR
                                                                 INCORPORATED BY
EXHIBIT NO.          DESCRIPTION                                 REFERENCE FROM:
-----------          -----------                                 ---------------
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

(14) Post Effective Amendment No.1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.

(15) Form 10-K for year ended December 31, 1998, filed March 17, 1999.

(16) Amendment No. 2 to the Registration Statement on Form S-1 of Sun Community Bancorp Limited (Registration No. 333-76719) dated June 15, 1999.

(17) Form 10-K for year ended December 31, 1999, filed March 27, 2000.

(18) Form 10-K for year ended December 31, 2000, filed March 23, 2001.

(19) Amendment No. 4 to the Registration Statement on Form S-4 Reg. No. 333-73624 filed February 12, 2002.

                         [LOGO] CAPITOL BANCORP LIMITED

















                          FINANCIAL INFORMATION SECTION

                                       OF

                       2001 ANNUAL REPORT TO SHAREHOLDERS

















One Business & Trade Center
200 Washington Square North
Lansing, MI  48933
(517) 487-6555

TABLE OF CONTENTS

Selected Consolidated Financial Data...........................................2
Information Regarding Capitol's Common Stock...................................3
Availability of Form 10-K and Certain Other Reports............................3
Other Corporate and Shareholder Information....................................4
Responsibility For Financial Statements........................................5
Cautionary Statement Regarding Forward-Looking Statements......................5
Management's Discussion and Analysis of Financial Condition
and Results of Operations:
     The Business of Capitol and Its Banks.....................................6
     Capitol's Structure.......................................................7
     Recent Developments.......................................................9
     Banking Technology at Capitol............................................10
     2001 Financial Overview..................................................10
     Changes in Consolidated Financial Position...............................10
     Consolidated Results of Operations.......................................15
     Liquidity, Capital Resources and Capital Adequacy........................17
     Trends Affecting Operations..............................................20
     New Accounting Standards.................................................23
Report of Independent Auditors................................................25
Consolidated Financial Statements:
     Consolidated Balance Sheets..............................................26
     Consolidated Statements of Income........................................27
     Consolidated Statements of Changes in Stockholders' Equity...............28
     Consolidated Statements of Cash Flows....................................29
     Notes to Consolidated Financial Statements...............................30

                      SELECTED CONSOLIDATED FINANCIAL DATA
                       (in $1,000s, except per share data)

                                                                   As of and for the Year Ended December 31
                                                       -----------------------------------------------------------------
                                                         2001(1)      2000(2)      1999(3)         1998(4)      1997(5)
                                                       ----------   ----------   ----------      ----------   ----------
For the year:
     Interest income                                   $  153,797   $  132,311   $   93,602      $   69,668   $   49,549
     Interest expense                                      73,292       65,912       46,237          36,670       24,852
     Net interest income                                   80,505       66,399       47,365          32,998       24,697
     Provision for loan losses                              8,167        7,216        4,710           3,523        2,049
     Noninterest income                                     9,585        6,137        4,714           3,558        2,157
     Noninterest expense                                   64,136       52,846       40,257          26,325       16,721
     Income before cumulative effect of change
       in accounting principle                             10,718        8,035        5,606(6)        4,628        5,557
     Net income                                            10,718        8,035        5,409           4,628        5,557
     Net income per share:
          Basic                                              1.38         1.14          .84             .74          .91
          Diluted                                            1.35         1.13          .83             .72          .88
     Cash dividends paid per share                            .40          .36          .36             .33          .30

At end of year:
     Total assets                                      $2,044,006   $1,630,076   $1,305,987      $1,024,444   $  690,556
     Total earning assets                               1,920,621    1,517,350    1,227,976         953,315      641,561
     Portfolio loans                                    1,734,589    1,355,798    1,049,204         724,280      502,755
     Deposits                                           1,740,385    1,400,899    1,112,793         890,890      604,407
     Debt obligations                                      89,911       58,150       47,400          23,600
     Trust-preferred securities                            48,621       24,327       24,291          24,255       24,126
     Minority interests in consolidated subsidiaries       70,673       62,575       54,593          27,576       11,020
     Stockholders' equity                                  80,172       70,404       54,668          49,292       45,032

                                                                               Quarterly Results of Operations
                                                                    ----------------------------------------------------
                                                        Total for     Fourth       Third           Second        First
                                                        the Year      Quarter      Quarter         Quarter      Quarter
                                                       ----------   ----------   ----------      ----------   ----------
Year ended December 31, 2001:(1)
     Interest income                                   $  153,797   $   38,031   $   39,058      $   38,894   $   37,814
     Interest expense                                      73,292       16,398       18,350          19,181       19,363
     Net interest income                                   80,505       21,633       20,708          19,713       18,451
     Provision for loan losses                              8,167        2,530        2,316           1,697        1,624
     Net income                                            10,718        2,963        2,772           2,600        2,383
     Net income per share:
          Basic                                              1.38          .38          .35             .33          .31
          Diluted                                            1.35          .37          .35             .33          .31
     Cash dividends paid per share                            .40          .10          .10             .10          .10

Year ended December 31, 2000:(2)
     Interest income                                   $  132,311   $   36,830   $   34,651      $   32,041   $   28,789
     Interest expense                                      65,912       18,743       17,461          15,684       14,024
     Net interest income                                   66,399       18,087       17,190          16,357       14,765
     Provision for loan losses                              7,216        2,220        1,630           2,004        1,362
     Net income                                             8,035        2,307        2,080           1,930        1,718
     Net income per share:
          Basic                                              1.14          .32          .29             .27          .25
          Diluted                                            1.13          .32          .29             .27          .25
     Cash dividends paid per share                            .36          .09          .09             .09          .09

(1) Includes Sunrise Bank of San Diego (located in San Diego, California), effective January 2001, majority-owned by Sunrise Capital Corporation (a majority-owned subsidiary of Sun Community Bancorp Limited).
(2) Includes Black Mountain Community Bank effective March 2000 (located in Henderson, Nevada and majority-owned by Nevada Community Bancorp Limited), Sunrise Bank of Albuquerque effective April 2000 (located in Albuquerque, New Mexico and majority-owned by Sunrise Capital Corporation), Arrowhead Community Bank effective September 2000 (located in Glendale, Arizona and majority-owned by Sun Community Bancorp Limited), Goshen Community Bank effective September 2000 (located in Goshen, Indiana and majority-owned by Indiana Community Bancorp Limited) and Yuma Community Bank effective December 2000 (located in Yuma, Arizona and majority-owned by Sun Community Bancorp Limited).
(3) Includes East Valley Community Bank effective June 1999 (located in Chandler, Arizona and majority-owned by Sun Community Bancorp Limited); Desert Community Bank (August 1999) and Red Rock Community Bank (November
     1999), both located in Las Vegas, Nevada and majority-owned by Nevada Community Bancorp Limited (formed in 1999 and majority-owned by Sun); and Elkhart Community Bank effective September 1999 (located in Elkhart, Indiana) and majority-owned by Indiana Community Bancorp Limited (formed in 1999 and majority-owned by Capitol).
(4) Includes Kent Commerce Bank effective January 1998 and Detroit Commerce Bank effective December 1998, both located in Michigan and majority-owned by Capitol and, in Arizona, Camelback Community Bank (effective May 1998), Southern Arizona Community Bank (effective August 1998), Mesa Bank (effective October 1998) and Sunrise Bank of Arizona (effective December
     1998), majority-owned DE NOVO bank subsidiaries of Sun Community Bancorp Limited.
(5) Includes Brighton Commerce Bank, effective January 1997, and Muskegon Commerce Bank, effective December 1997, which are majority-owned by Capitol. Also includes Valley First Community Bank, effective June 1997.
(6) Implementation of a new accounting standard requiring the write-off of previously capitalized start-up costs resulted in a one-time charge of $197,000 (net of income tax effect) or $.03 per share effective January 1, 1999.

INFORMATION REGARDING CAPITOL'S COMMON STOCK
Capitol's common stock is traded on the National Market Tier of The Nasdaq Stock Market(SM) under the symbol "CBCL". Market quotations regarding the range of high and low sales prices of Capitol's common stock, which reflect inter-dealer prices without retail mark-up, mark-down or commissions, were as follows:

                                         2001                     2000
                                  ------------------       --------------------
                                    Low        High          Low          High
                                  ------     -------       -------      -------
     Quarter Ended:
             March 31            $ 9.688     $14.250       $ 8.063      $16.938
             June 30              12.000      15.660        10.750       13.875
             September 30         12.250      17.500         9.625       12.375
             December 31          12.800      15.200         8.750       13.375

During 2001 and 2000, Capitol paid quarterly cash dividends of $0.10 per share and $0.09 per share, respectively.

As of February 15, 2002, there were 3,258 beneficial holders of Capitol's common stock, based on information supplied to Capitol from its stock transfer agent and other sources. At that date, 7,903,135 shares of common stock were outstanding. Capitol's stock transfer agent is UMB Bank, n.a., 928 Grand Ave., P.O. Box 410064, Kansas City, Missouri 64141-0064 (telephone 800/884-4225).

Capitol has a Shareholder Investment Program which offers a variety of convenient features including dividend reinvestment, certain fee-free transactions, certificate safekeeping and other benefits. For a copy of the program prospectus, informational brochure and enrollment materials, contact UMB Bank, n.a. at 800/884-4225 or Capitol at 517/487-6555.

In addition to Capitol's common stock, trust-preferred securities of Capitol Trust I (a subsidiary of Capitol) are also traded on the National Market Tier of The Nasdaq Stock Market(SM) under the symbol "CBCLP". Those trust-preferred securities consist of 2,530,000, 8.5% cumulative preferred securities, with a liquidation amount of $10 per preferred security. The trust-preferred securities are guaranteed by Capitol and mature in 2027, are callable after 2002 and may be extended to 2036 if certain conditions are met.

AVAILABILITY OF FORM 10-K AND CERTAIN OTHER REPORTS
A copy of Capitol's 2001 report on Form 10-K, without exhibits, is available to holders of its common stock or trust-preferred securities without charge, upon written request. Form 10-K includes certain statistical and other information regarding Capitol and its business. Requests to obtain Form 10-K should be addressed to Investor Relations, Capitol Bancorp Limited, One Business & Trade Center, 200 Washington Square North, Lansing, Michigan 48933.

Form 10-K, and certain other periodic reports, are filed with the Securities and Exchange Commission (SEC). The SEC maintains an internet web site that contains reports, proxy and information statements and other information regarding companies which file electronically (which includes Capitol). The SEC's web site address is HTTP:\\WWW.SEC.GOV. Capitol's filings with the SEC can also be accessed through Capitol's web site, HTTP:\\WWW.CAPITOLBANCORP.COM.

OTHER CORPORATE INFORMATION

CORPORATE OFFICE
One Business and Trade Center
200 Washington Square North
Lansing, Michigan 48933
517/487-6555
www.capitolbancorp.com

INDEPENDENT AUDITORS
BDO Seidman, LLP, Grand Rapids, Michigan


SHAREHOLDER INFORMATION

ANNUAL MEETING
Capitol's Annual Meeting will be held on Thursday, May 2, 2002 at 4:00 p.m. at the Lansing Center, located at 333 E. Michigan Avenue, Lansing, Michigan.

COMMON STOCK TRADING INFORMATION
Capitol's common stock trades on the National Market Tier of the Nasdaq Stock Market(SM) under the trading symbol CBCL.

The following brokerage firms make a market in the common stock of Capitol:
     Robert W. Baird & Co., Inc. - Milwaukee, Wisconsin
     First Union Securities - Richmond, Virginia
     Keefe, Bruyette & Woods, Inc. - New York, New York
     NDB Capital Markets - New York, New York
     Raymond James & Associates, Inc. - St. Petersburg, Florida
     Spear Leeds & Kellogg - New York, New York
     Stifel Nicolaus & Company, Inc. - St. Louis, Missouri
     U.S. Bancorp Piper Jaffray - Minneapolis, Minnesota

COMMON STOCK TRANSFER AGENT
UMB Bank, n.a.
928 Grand Avenue
P.O. Box 410064
Kansas City, Missouri 64141-0064
800/884-4225

SHAREHOLDER INVESTMENT PROGRAM
Capitol offers an easy and affordable way to invest in Capitol's common stock through the Shareholder Investment Program. The program's benefits include reinvestment of dividends in additional common stock, direct deposit of dividends, ability to purchase as little as $50 in common stock as frequently as once a month, and the option to make transfers or gifts of Capitol's common stock to another person. Participation in the program is voluntary and all shareholders are eligible. Purchases under the program are not currently subject to any brokerage fees or commissions. For further information regarding Capitol's Shareholder Investment Program or a copy of its prospectus, informational brochure and enrollment materials, contact UMB Bank, n.a. at 800/884-4225 or Capitol at 517/487-6555.

TRUST-PREFERRED SECURITIES TRADING INFORMATION
Preferred securities of Capitol Trust I (a subsidiary of Capitol) trade on the Nasdaq Stock Market(SM) under the trading symbol "CBCLP".

TRUST-PREFERRED SECURITIES TRUSTEE
Bank One Investment Management Group - Chicago, Illinois

RESPONSIBILITY FOR FINANCIAL STATEMENTS
Capitol's management is responsible for the preparation of the consolidated financial statements and all other information appearing in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and prevailing practices within the financial institution industry.

Capitol's management is also responsible for establishing and maintaining the internal control structure of Capitol, its banks and its bank development subsidiaries. The general objectives of the internal control structure are to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are completed in accordance with generally accepted accounting principles. In fulfilling this objective, management has various control procedures in place which include review and approval of transactions, a code of ethical conduct for employees, internal auditing and an annual audit of Capitol's consolidated financial statements performed by a qualified independent audit firm. Management believes the internal control structure of Capitol to be adequate and that there are no material weaknesses in internal control.

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this annual report that are not historical facts are forward-looking statements. Those forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend", "expect", "project", "estimate", "predict", "anticipate", "should", "will", "may", "believe", and similar expressions also identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to:
(i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) changes in management, and (xii) other risks detailed in Capitol's other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Most of this section discusses items of importance regarding Capitol's financial statements which appear elsewhere in this report. In order to obtain a full understanding of this discussion, it is important to read it with those financial statements. However, before discussing the financial statements and related highlights, an introductory section includes some important background information about the business of Capitol and its banks, Capitol's structure and recent developments.

THE BUSINESS OF CAPITOL AND ITS BANKS
Capitol defines itself as a BANK DEVELOPMENT COMPANY. In the highly regulated business of banking, it is viewed by governmental agencies as a bank holding company. Capitol views bank DEVELOPMENT as a much more dynamic activity than the seemingly passive regulatory label for bank HOLDING companies.

Bank development at Capitol is the business of mentoring, monitoring and managing its investments in community banks. Bank development is also the activity of adding new banks through start-up, or DE NOVO, formation or through other affiliation efforts, such as exploring acquisitions of existing banks.

Capitol's banks have similar characteristics:

     * Each bank has an on-site president and management team, as local decision makers.
     * Each bank has a local board of directors which has actual authority over the bank.
     *    Each bank generally operates from only one office location.
     * Each bank can fully meet customers' needs anywhere, anytime through bankers-on-call, courier services, Internet and telephone banking and other delivery methods.
     * Each bank has access to an efficient back-room processing facility and leading-edge technology through shared financial and operating resources.

Capitol's banks seek the profitable customer relationships which are often displaced through mergers, mass marketing and megabanks with an impersonal approach to handling customers. Capitol's banks are focused on commercial banking activities, emphasizing business customers, although they also offer a complete array of financial products and services.

Each bank has a separate charter. A bank charter is similar to articles of incorporation and enables each bank to exist as a distinct legal entity. Most of these banks are state-chartered, which means they are organized under a particular state's banking laws. All of the banks are FDIC-insured, and some are members of the Federal Reserve System. Banks are highly regulated by state and federal agencies. Because each bank has its own charter, each bank is examined by both state and federal agencies as a separate and distinct legal entity for safety, soundness and compliance with banking laws and regulations.

At December 31, 2001, Capitol consisted of 27 community banks, operating in 6 states.

Capitol's bank development philosophy is one of "SHARED VISION", which encompasses a commitment to community banking emphasizing local leadership and investment, with the shared resources of efficient management. Capitol provides these shared resources to its banks, including common data processing systems, centralized item processing, loan review, internal audit, credit administration, accounting and risk management.

CAPITOL'S STRUCTURE
The organizational structure of Capitol is complex. It is a mixture of banks which Capitol owns directly and others which are owned indirectly through subsidiary bank development companies. Additionally, Capitol's direct and indirect ownership percentages of these entities differ.

To simplify the overall organizational structure, Capitol's bank development activity may be viewed on these levels:

                            Capitol Bancorp Limited
                           (Bank Development Company)
                                       |
                                       |
                           +-----------+------------+
                           |                        |
                           |                        |
                  Great Lakes Region       Southwestern Region
                   Bank Development          Bank Development

Great Lakes regional bank development currently consists of activity in the states of Michigan and Indiana. Capitol's 11 Michigan banks range in age from three years to 19 years. Their size varies from $34 million in assets to $271 million. These banks are all located in dynamic markets across the lower peninsula of Michigan in a band about 180 miles wide and 75 miles north and south from that line, in Michigan's most populous and active economic region. Of these banks, 9 were begun as start-up operations and 2 were added via acquisitions:

                                              Michigan Bank Development
                                                         |
                                                         |
                             +---------------------------+---------------------------+
                             |                                                       |
                             |                                                       |
                    East Michigan Banks                                    West Michigan Banks
                             |                                                       |
                             |                                                       |
  Capitol National Bank      |     Macomb Community Bank      Portage Commerce Bank  |  Muskegon Commerce Bank
    (Lansing -- 1982)      --+-- (Clinton Township -- 1996)     (Portage -- 1988)  --+--  (Muskegon -- 1997)
        100% owned           |           100% owned                 100% owned       |        100% owned
                             |                                                       |
 Ann Arbor Commerce Bank     |     Brighton Commerce Bank      Paragon Bank & Trust  |    Kent Commerce Bank
   (Ann Arbor -- 1990)     --+--     (Brighton -- 1997)         (Holland -- 1994)  --+--(Grand Rapids -- 1998)
        100% owned           |           100% owned                 100% owned       |        100% owned
                             |                                                       |
   Oakland Commerce Bank     |      Detroit Commerce Bank       Grand Haven Bank     |
(Farmington Hills -- 1992)   |       (Detroit -- 1998)        (Grand Haven -- 1995)  |
       100% owned)         --+--         93% owned                  100% owned     --+

Indiana Community Bancorp is 52% owned by Capitol and was formed in 1999 to focus on developing banks in Indiana. Total assets of Indiana Community Bancorp were about $65 million at year-end 2001 ($33 million at year-end 2000):

                        Indiana Community Bancorp Limited
                              52% owned by Capitol
                                       |
                                       |
                           +-----------+------------+
                           |                        |
                           |                        |
              Elkhart Community Bank        Goshen Community Bank
                 (Elkhart -- 1999)             (Goshen -- 2000)
              51% ownership by ICBL         51% ownership by ICBL

Sun Community Bancorp has become a particularly significant part of Capitol's overall bank development strategy. Headquartered in Phoenix, Arizona, it is a public company which is carrying out all of its current bank development activities in the southwestern region of the United States.

At year-end 2001, its consolidated assets were $780 million ($527 million at year-end 2000). It is also comprised of a combination of directly-owned banks and bank development subsidiaries:

                                Sun Community Bancorp Limited
                            (Southwestern Region Bank Development)
                                 50% owned by Capitol Bancorp
                                             |
                                             |
          +----------------------------------+---------------------------------------+
          |                                  |                                       |
          |                                  |                                       |
Arizona bank development       Nevada bank development through      Sunrise Capital Corporation, multi-
  through 8 majority-              Nevada Community Bancorp          state bank development emphasizing
 owned community banks           Limited and its 3 majority-        specialized lending (SBA) through 3
                                    owned community banks              majority-owned community banks

In November 2001, Capitol and Sun entered into a plan of share exchange whereby, if approved by Capitol's and Sun's shareholders (at meetings scheduled for March
2002), Capitol would acquire all of Sun's shares of common stock not currently owned by Capitol. If approved, it is anticipated to be consummated on or about March 31, 2002 (see Note S of the Notes to Consolidated Financial Statements).

The current group of Sun's banks comprising bank development in Arizona follows:

                            Arizona Bank Development
                             (direct subsidiaries of
                         Sun Community Bancorp Limited)
                                       |
                                       |
            Bank of Tucson             |               Valley First
           (Tucson -- 1996)    --------+--------      Community Bank
        100% ownership by Sun          |           (Scottsdale -- 1997)
                                       |          100% ownership by Sun
                                       |
              Mesa Bank                |                Camelback
            (Mesa -- 1998)     --------+--------      Community Bank
        100% ownership by Sun          |            (Phoenix -- 1998)
                                       |          100% ownership by Sun
                                       |
           Southern Arizona            |               East Valley
            Community Bank     --------+--------      Community Bank
           (Tucson -- 1998)            |            (Chandler -- 1999)
        100% ownership by Sun          |           85% ownership by Sun
                                       |
              Arrowhead                |                   Yuma
            Community Bank     --------+--------      Community Bank
          (Glendale -- 2000)           |              (Yuma -- 2000)
         87% ownership by Sun          |           51% ownership by Sun

These banks are young. The most mature bank of the group, Bank of Tucson, completed its 60th month of operation in June 2001. The youngest bank, Yuma Community Bank, opened in December 2000. These banks range in size from about $23 million in assets to $121 million at year-end 2001. Five of the banks are located in or near greater Phoenix and two are located in Tucson.

Bank development activities in Nevada are carried out through Nevada Community Bancorp Limited, which is 54% owned by Sun, and was formed in 1999:

                        Nevada Community Bancorp Limited
                                54% owned by Sun
                                      |
                                      |
          +---------------------------+------------------------------+
          |                           |                              |
          |                           |                              |
    Black Mountain          Desert Community Bank        Red Rock Community Bank
    Community Bank           (Las Vegas -- 1999)           (Las Vegas -- 1999)
 (Henderson -- 2000)        51% ownership by NCBL         51% ownership by NCBL
51% ownership by NCBL

Nevada's consolidated total assets approximated $193 million at year-end 2001 ($106 million at year-end 2000). A fourth Las Vegas area bank was added in February 2002.

Sunrise Capital Corporation was formed in 1999, is approximately 71% owned by Sun and had consolidated total assets of $137 million at year-end 2001. It is focused on developing banks in several states with a slightly different emphasis on commercial lending than the other bank affiliates of Capitol and Sun. Its three banks focus on offering loan products structured through and partially guaranteed by the U.S. Small Business Administration (SBA), in addition to the full array of typical bank products and services:

                          Sunrise Capital Corporation
                              SBA Bank Development
                           (Approx. 71% owned by Sun)
                                        |
                                        |
          +-----------------------------+------------------------------+
          |                             |                              |
          |                             |                              |
Sunrise Bank of Arizona     Sunrise Bank of Albuquerque     Sunrise Bank of San Diego
    Phoenix, Arizona          Albuquerque, New Mexico         San Diego, California
         (1998)                      (2000)                          (2001)
 100% ownership by SCC         87% ownership by SCC            64% ownership by SCC

All of the banks and subsidiary bank development companies are combined, or consolidated, for financial reporting purposes because Capitol has ownership control of them either directly or indirectly. Current accounting rules require consolidated reporting when one entity has majority voting control of another. The reporting entity is the parent organization and entities which are majority-owned by the parent are subsidiaries. In the circumstances of Capitol, this parent and subsidiary relationship applies also to second and third tier subsidiaries which have consolidated subsidiaries of their own.

The accounting rules in this area inhibit an understanding of the consolidated financial statements. For example, consolidated balance sheets include all of the combined entities' assets and liabilities. On the other hand, the consolidated income statement includes all of the combined entities, but net income only to the extent of the parent's ownership percentage.

RECENT DEVELOPMENTS
Because of the number of banks and bank development companies added in recent periods, comparing financial results for those and prior periods is difficult. In 2001, one new bank was added. In 2000, a total of five new banks were added to the consolidated group. In 1999, four new banks were added. In 1998, there were six new banks added to the group.

In early 2001, Capitol's board of directors decided to reduce the annual number of new bank start-ups in contrast to the preceding three years. This decision was based, in part, on the objective of reducing the impact of start-up costs and early-period operating losses which tend to negatively impact consolidated earnings.

At December 31, 2001, applications were pending for permission to form two new banks in early 2002, one in California and one in Nevada. Both of these new banks (Napa Community Bank and Bank of Las Vegas) opened in early 2002.

As previously noted, a share exchange proposal was pending as of December 31, 2001 which, if approved by Capitol's and Sun's shareholders, would result in Sun becoming a wholly-owned subsidiary of Capitol. If the share exchange is completed, then Capitol will fully include Sun's results of operations in its operating results for periods after the effective date of the share exchange. Capitol's rate of earnings per share will be diluted temporarily following the proposed share exchange; however, this effect is not expected to be material in 2003.

BANKING TECHNOLOGY AT CAPITOL
The use of high technology banking systems is key to the delivery of accurate and timely customer service. Capitol currently operates two data processing sites, located in Lansing, Michigan and Tempe, Arizona. The Lansing site handles item processing for the banks located in the Great Lakes region, while the Tempe data center processes all activity for the banks located in the Southwest. Both sites use mainframe computers and software which are nearly identical. While physically separate, both sites function under common management.

2001 FINANCIAL OVERVIEW
Capitol completed 2001 with total assets exceeding $2 billion, an increase of 25% over year-end 2000's level of $1.6 billion.

Net income for 2001 exceeded $10.7 million, about 33% more than 2000's net income of $8.0 million.

CHANGES IN CONSOLIDATED FINANCIAL POSITION
Total assets have grown significantly to $2 billion near the end of 2001 from $1 billion at the end of 1998. This rapid asset growth is the result of adding new banks and the ongoing growth and evolution of Capitol's more mature banks.

                                  TOTAL ASSETS
                                  ($ millions)

                1997       1998       1999       2000       2001
                ----      -----      -----      -----      -----
                 691      1,024      1,306      1,630      2,044

At year-end 2001, total assets of the five banks formed in 2000 approximated $172 million ($67 million at December 31, 2000). Banks formed in 1999 reported total assets of $217 million at the end of 2001, an increase of $79 million during the year. Total assets of the six banks which became three years old in 2001 grew 27% during the past year to $339 million. The three banks formed in 1997 continued strong asset growth of 15% in 2001, achieving total assets of $203 million. The most mature group of banks, those formed before 1997, reported total assets of $1.1 billion at year-end 2001, an increase of about 13% for the year.

The total assets and revenues of each bank, the consolidated totals and ownership percentages are summarized below as of year-end 2001 and 2000 (in $1,000s):

                                                Percentage Ownership By            Total Assets                Total Revenues
                                             -----------------------------  --------------------------   --------------------------
                                             Capitol   2nd Tier   3rd Tier      2001          2000          2001            2000
                                             -------   --------   --------  -----------    -----------   -----------    -----------
Ann Arbor Commerce Bank                        100%                         $   271,116    $   242,180   $    23,372    $    21,434
Brighton Commerce Bank                         100%                              70,530         62,431         5,608          5,327
Capitol National Bank                          100%                             173,177        148,385        13,196         13,110
Detroit Commerce Bank                           93%                              33,768         30,269         2,620          2,410
Grand Haven Bank                               100%                              98,740         76,644         7,822          7,039
Kent Commerce Bank                             100%                              66,873         45,288         4,763          3,927
Macomb Community Bank                          100%                              97,113        100,597         8,364          9,298
Muskegon Commerce Bank                         100%                              74,284         61,867         6,305          5,411
Oakland Commerce Bank                          100%                             115,249         97,099         8,681          8,737
Paragon Bank & Trust                           100%                              93,667         79,504         8,270          8,099
Portage Commerce Bank                          100%                             127,884        128,802        11,134         11,969
Indiana Community Bancorp Limited (ICBL):       52%
     Elkhart Community Bank                               51%                    35,939         24,259         2,481          1,533
     Goshen Community Bank                                51%                    28,681          8,402         1,215             99
                                                                            -----------    -----------   -----------    -----------
                  Consolidated ICBL                                              65,205         33,231         3,713          1,679
Sun Community Bancorp Limited (SCBL):           50%
     Arrowhead Community Bank                             87%                    33,658          8,091         1,804            154
     Bank of Tucson                                      100%                   121,075         98,285        10,516          9,479
     Camelback Community Bank                            100%                    67,210         49,364         5,161          3,853
     East Valley Community Bank                           85%                    39,591         34,392         3,261          1,776
     Mesa Bank                                           100%                    52,308         36,529         4,277          3,230
     Southern Arizona Community Bank                     100%                    55,423         40,156         4,107          3,340
     Valley First Community Bank                         100%                    58,625         53,081         4,694          4,707
     Yuma Community Bank                                  51%                    23,202          5,064         1,244             22
     Nevada Community Bancorp Limited (NCBL):             54%
         Black Mountain Community Bank                               51%         50,909         26,060         3,259          1,095
         Desert Community Bank                                       51%         56,844         35,511         4,341          2,905
         Red Rock Community Bank                                     51%         84,971         44,193         5,659          3,171
                                                                            -----------    -----------   -----------    -----------
                  Consolidated NCBL                                             193,212        106,155        13,258          7,180
     Sunrise Capital Corporation (SCC):                   71%
         Sunrise Bank of Albuquerque                                 87%         35,984         19,762         2,851            944
         Sunrise Bank of Arizona                                    100%         63,141         63,930         6,466          5,451
         Sunrise Bank of San Diego                                   64%         37,912                        2,658
                                                                            -----------    -----------   -----------    -----------
                  Consolidated SCC                                              137,232         84,908        11,975          6,429
                                                                            -----------    -----------   -----------    -----------
                  Consolidated SCBL                                             780,161        526,833        60,091         41,016
Other, net                                                                      (23,868)         9,931          (747)           (72)
                                                                            -----------    -----------   -----------    -----------

                  Consolidated totals                                       $ 2,044,006    $ 1,630,076   $   163,382    $   138,448
                                                                            ===========    ===========   ===========    ===========

Most of the consolidated assets consist of loans. Portfolio loans approximated $1.7 billion at year-end 2001, or about 85% of total consolidated assets, an increase from 83% at year-end 2000.

                                  TOTAL LOANS
                                  ($ millions)

                1997       1998       1999       2000       2001
                ----       ----      -----      -----      -----
                 503        724      1,049      1,356      1,735

The banks emphasize commercial loans, consistent with their focus on serving small to mid-sized business customers. The majority of commercial loans are secured by real estate. Commercial loans comprise $1.5 billion or about 89% of total portfolio loans at year-end 2001, a slight increase from the 87% ratio at the end of 2000. Loan growth in 2001 was significant--$379 million, or a growth rate of 28%--and closely paralleled the growth rate experienced in 2000.

The banks maintain an allowance for loan losses to absorb estimated losses in the loan portfolio at the balance sheet date. At December 31, 2001, the allowance for loan losses approximated $23.2 million or 1.34% of portfolio loans, compared to $17.4 million or 1.29% at the end of 2000. The allowance ratio was increased in 2001 in response to higher levels of nonperforming loans and potential problem loans. The following table summarizes portfolio loans, the allowance for loan losses and its ratio, and nonperforming loans (in $1,000s):

                                                                                                                Allowance as a
                                                                          Allowance for         Nonperforming     % of Total
                                               Total Portfolio Loans       Loan Losses              Loans       Portfolio Loans
                                              -----------------------   ------------------    ----------------  ---------------
                                                 2001         2000        2001       2000       2001     2000     2001    2000
                                              ----------   ----------   -------    -------    -------   ------   -----   -----
Ann Arbor Commerce Bank                       $  233,920   $  208,114   $ 3,219    $ 2,810    $ 1,960   $  799   1.38%   1.35%
Brighton Commerce Bank                            60,984       53,886       732        602        227            1.20%   1.12%
Capitol National Bank                            144,485      130,384     1,983      1,757        465      805   1.37%   1.35%
Detroit Commerce Bank                             29,243       21,081       351        245        539        1   1.20%   1.16%
Grand Haven Bank                                  89,989       67,419     1,212        861      1,234      474   1.35%   1.28%
Kent Commerce Bank                                63,782       40,346       766        444         55       73   1.20%   1.10%
Macomb Community Bank                             79,844       86,886     1,088        964      1,431            1.36%   1.11%
Muskegon Commerce Bank                            70,151       55,431       842        617        123      125   1.20%   1.11%
Oakland Commerce Bank                             81,711       79,598     1,063        971        406      515   1.30%   1.22%
Paragon Bank & Trust                              81,430       64,820     1,018        807        586      507   1.25%   1.24%
Portage Commerce Bank                            109,393      112,674     1,550      1,496      2,845    1,651   1.42%   1.33%
Indiana Community Bancorp Limited (ICBL):
   Elkhart Community Bank                         31,492       17,968       473        270        222            1.50%   1.50%
   Goshen Community Bank                          22,966        2,383       345         36                       1.50%   1.51%
                                              ----------   ----------   -------    -------    -------   ------
                     Consolidated ICBL            54,458       20,351       818        306        222      -0-
Sun Community Bancorp Limited (SCBL):
   Arrowhead Community Bank                       30,430        4,724       457         71                       1.50%   1.50%
   Bank of Tucson                                 88,218       75,359     1,224      1,023        407            1.39%   1.36%
   Camelback Community Bank                       56,555       37,822       743        483        334            1.31%   1.28%
   East Valley Community Bank                     27,402       25,937       423        357        432            1.54%   1.38%
   Mesa Bank                                      45,672       28,930       594        374        542       27   1.30%   1.29%
   Southern Arizona Community Bank                50,879       36,135       662        434        298            1.30%   1.20%
   Valley First Community Bank                    41,851       42,759       670        663      1,018      306   1.60%   1.55%
   Yuma Community Bank                            18,539          800       285         13                       1.54%   1.62%
   Nevada Community Bancorp Limited (NCBL):
        Black Mountain Community Bank             40,111       17,052       602        257        240      241   1.50%   1.51%
        Desert Community Bank                     50,361       29,426       806        441        989    1,089   1.60%   1.50%
        Red Rock Community Bank                   67,117       38,666     1,008        586        942            1.50%   1.52%
                                              ----------   ----------   -------    -------    -------   ------
                     Consolidated NCBL           157,589       85,144     2,416      1,284      2,171    1,330
   Sunrise Capital Corporation (SCC):
        Sunrise Bank of Albuquerque               28,061       16,259       379        238        614            1.35%   1.46%
        Sunrise Bank of Arizona                   55,730       59,465       753        650      1,329       35   1.35%   1.09%
        Sunrise Bank of San Diego                 32,910                    455                                  1.38%
                                              ----------   ----------   -------    -------    -------   ------
                     Consolidated SCC            116,701       75,833     1,587        888      1,943      144
                                              ----------   ----------   -------    -------    -------   ------
                     Consolidated SCBL           638,736      422,344     8,660      5,440      7,145    1,807
Other, net                                         1,363        1,474      (465)       (21)                109
                                              ----------   ----------   -------    -------    -------   ------   ----    ----

                     Consolidated totals      $1,734,589   $1,355,798   $23,238    $17,449    $17,238   $6,757   1.34%   1.29%
                                              ==========   ==========   =======    =======    =======   ======   ====    ====

Nonperforming loans, which consist of loans more than 90 days past due and loans on nonaccrual status, approximated $17.2 million at year-end 2001, compared to $6.8 million at the end of 2000, an increase of approximately $10.4 million. Most of these loans at December 31, 2001 are a small number of loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

Potential problem loans include loans which are generally performing as agreed, however, because of loan review's and/or lending staff's risk assessment, increased monitoring is deemed appropriate. In addition, some loans are identified for monitoring because of specific performance issues or other risk factors requiring closer management and development of specific remedial action plans.

Loan review activities were augmented in September 2001 in response to continued and worsening general conditions of the United States economy, in part due to the terrorist attacks in New York, Pennsylvania and the Nation's Capitol. With deterioration of general economic conditions prior to September 11, 2001--the events on that date and subsequently--management undertook an even more thorough and critical review of all loans and related loan classifications.

At December 31, 2001, potential problem loans (including nonperforming loans) approximated $75.4 million or about 4% of total consolidated portfolio loans. Such totals doubled in 2001, in part, as a result of management's ongoing and augmented loan review activities. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed `impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes these loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years.

Although nonperforming and other potential problem loans have increased, loan loss experience through December 31, 2001 has been less than industry statistics and at low percentage based on average loans outstanding. Management's assessment of these loans as of December 31, 2001 suggests future loss experience will parallel past experience.

How financial institutions establish their allowance for loan losses is an important and critical accounting policy and process. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date. It is analyzed quarterly by each bank. The adequacy of the allowance is an estimate based on management's evaluation of the loan portfolio (including volume, amount and composition, potential impairment of individual loans and concentration of credit), past loss experience, current economic conditions, loan commitments outstanding, regulatory requirements and other factors.

Standard-setting bodies, regulatory agencies and the SEC (Securities and Exchange Commission) have, on an industry-wide basis, separately issued proposals and other guidance in 2001 and 2000 on how the allowance for loan losses should be estimated and documented. Estimation of requirements for the allowance for loan losses is an inherently subjective process which involves significant judgement by management of many variables potentially impacting borrowers' ability to repay loans and the estimated values of underlying loan collateral.

New banks, as a condition of charter approval, are required to maintain an allowance ratio of not less than 1% for their first three years of operations. Because they are new banks with new and unseasoned loans and no prior loss history, 1% is often used as a starting point for the allowance, particularly in the earliest years of operation. As some of the younger banks now have more seasoned loan portfolios and the 1% regulatory requirement represents only an absolute minimum, loan loss allowance ratios were increased in 2001 based on management's estimates of loss potential inherent in the loan portfolios at the balance sheet date.

In addition to the recorded allowance, some Michigan and Indiana bank subsidiaries have loans which are enrolled in state-sponsored programs which provide supplemental loss protection through earmarked deposits kept at the participating banks by the applicable state agency. Loans in this program totaled $35 million in 2001 and $34 million in 2000 and the amount of the loss reserves available for those loans approximated $1.4 million in 2001 and $1.6 million in 2000.

The state agency administering the Michigan program has announced plans to terminate the program in 2002. Upon termination of the program, loans previously enrolled in the program and related reserves would continue until the underlying loans are repaid, but no new loans would be enrolled in the program. While this program has been important to Capitol's Michigan banks, termination of the program is not expected to have a material adverse affect on those banks' lending activities in the future. The termination of the program may adversely affect the future availability of credit for those borrowers who otherwise would have been eligible for enrollment in the program.

CONSOLIDATED RESULTS OF OPERATIONS
Revenue growth has been significant. In 2001, total revenues approximated $163.4 million, an 18% increase over the 2000 revenue level of $138.4 million. The primary revenue source is interest income from loans. Net interest income is the difference between total interest income on loans and other earning assets and interest expense on deposits and borrowings. The following graphs summarize growth in total revenue (which includes noninterest income revenues like some fees and service charges) and net interest income:

                                 TOTAL REVENUES
                                  ($ millions)

                1997       1998       1999       2000       2001
                ----       ----      -----      -----      -----
                51.7       73.2       98.3      138.4      163.4


                               NET INTEREST INCOME
                                  ($ millions)

                1997       1998       1999       2000       2001
                ----       ----      -----      -----      -----
                24.7       33.0       47.4       66.4       80.5

Most of the 2001 revenues, $90 million or about 55%, came from the most mature banks--those formed prior to 1997. Banks formed in 1999, 1998 and 1997 reported 2001 revenues of $60 million or 37% of the consolidated total. The youngest banks, those formed in 2001 and 2000, generated 2001 revenues totaling $13 million or about 8% of total consolidated revenues.

Noninterest income increased about 56% in 2001 and 30% in 2000. These increases resulted from higher levels of service-charge revenue associated with growth in the number of accounts and banks. Revenues from origination of non-portfolio residential mortgages increased significantly in both 2001 and 2000 due to higher loan volume in periods of low interest rates.

Growth in the categories of interest income and interest expense as well as noninterest income and noninterest expense, is the result of the addition of new banks during the periods presented and the ongoing growth of Capitol's more mature banks. Growth in interest expense is mainly due to higher levels of interest-bearing funds which fund growth at each of the banks. Net interest margin, however, decreased in 2001, mainly due to interest rate decreases impacting interest income at a rate faster than decreases in interest rates paid on deposits.

The largest component of noninterest expense is salaries and employee benefits, which has increased significantly due to the larger number of banks and bank development subsidiaries.

The following table summarizes net income for each of the banks, and on a consolidated basis, the related rates of return on average equity and assets, where applicable (in $1,000s):

                                                     Net Income               Return on Average Equity      Return on Average Assets
                                             ----------------------------    --------------------------    -------------------------
                                               2001      2000      1999        2001     2000     1999        2001     2000     1999
                                               ----      ----      ----        ----     ----     ----        ----     ----     ----
Ann Arbor Commerce Bank                      $ 4,200   $ 3,508   $ 2,730      22.02%   21.43%   19.15%       1.64%    1.55%    1.35%
Brighton Commerce Bank                           597       534       455      10.55%   10.22%   10.33%       0.90%    0.90%    0.91%
Capitol National Bank                          2,647     2,319     2,162      22.04%   22.08%   21.76%       1.66%    1.63%    1.66%
Detroit Commerce Bank                           (187)       10      (341)               0.37%                         0.03%
Grand Haven Bank                               1,060     1,084       955      15.39%   19.20%   18.99%       1.21%    1.46%    1.34%
Kent Commerce Bank                               113       130       (61)      2.03%    3.21%                0.20%    0.30%
Macomb Community Bank                          1,145     1,212       712      12.33%   14.41%   10.25%       1.08%    1.14%    0.83%
Muskegon Commerce Bank                           816       689       189      12.73%   15.14%    5.97%       1.17%    1.23%    0.49%
Oakland Commerce Bank                          1,328     1,027     1,010      16.62%   13.78%   14.58%       1.27%    1.08%    1.03%
Paragon Bank & Trust                             231       431       352       3.23%    6.72%    5.47%       0.26%    0.50%    0.42%
Portage Commerce Bank                          1,556     1,552     1,775      15.62%   16.76%   21.40%       1.21%    1.21%    1.54%
Indiana Community Bancorp Limited (ICBL):
  Elkhart Community Bank                          14      (229)     (223)      0.30%                         0.04%
  Goshen Community Bank                         (413)     (216)
                                             -------   -------   -------
            Consolidated ICBL                   (265)     (299)     (131)
Sun Community Bancorp Limited (SCBL):
  Arrowhead Community Bank                      (386)     (419)
  Bank of Tucson                               2,095     2,149     1,086      22.64%   27.69%   16.63%       1.89%    2.33%    1.48%
  Camelback Community Bank                       534       297      (520)     10.80%    8.22%                0.93%    0.74%
  East Valley Community Bank                      18      (532)     (673)      0.58%                         0.05%
  Mesa Bank                                      386       268      (207)      8.53%    6.77%                0.87%    0.85%
  Southern Arizona Community Bank                320       169      (546)      7.42%    4.44%                0.67%    0.47%
  Valley First Community Bank                    328        88        36       5.94%    1.82%    0.87%       0.61%    0.18%    0.10%
  Yuma Community Bank                           (438)     (176)
  Nevada Community Bancorp Limited (NCBL):
    Black Mountain Community Bank                 12      (468)                0.27%                         0.03%
    Desert Community Bank                         35      (180)     (358)      0.76%                         0.07%
    Red Rock Community Bank                      635       190      (269)      7.64%    2.45%                0.96%    0.62%
                                             -------   -------   -------
            Consolidated NCBL                    181      (483)     (469)
  Sunrise Capital Corporation (SCC):
    Sunrise Bank of Albuquerque                   28      (386)                0.77%                         0.09%
    Sunrise Bank of Arizona                      830       206      (634)     15.24%    4.64%                1.27%    0.43%
    Sunrise Bank of San Diego                   (806)
                                             -------   -------   -------
            Consolidated SCC                     (88)     (243)     (634)
                                             -------   -------   -------
            Consolidated SCBL                  2,290       807    (1,593)
Other, net                                    (5,980)   (5,222)   (2,221)
                                             -------   -------   -------      -----    -----    -----       -----    -----    -----

            Consolidated totals              $10,718   $ 8,035   $ 5,409      15.22%   13.78%   10.66%       0.58%    0.55%    0.47%
                                             =======   =======   =======      =====    =====    =====       =====    =====    =====

Provisions for loan losses also increased significantly during recent years, commensurate with the growth in both the number of banks and loans and trends in asset quality and loan charge-offs.

During 1999, a new accounting standard required the write-off of previously capitalized start-up costs, which is discussed in a later section of this narrative. It was reflected as a cumulative effect of a change in accounting principle in the consolidated statement of income, and amounted to $.03 per share.

                                   NET INCOME
                                  ($ Millions)

                    1997     1998     1999     2000     2001
                    ----     ----     ----     ----     ----
                     5.6      4.6      5.4      8.0     10.7

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL ADEQUACY

Asset liquidity for financial institutions typically consists of cash and cash equivalents, investment securities available for sale and loans held for resale. These categories totaled $262 million at year-end 2001, or about 13% of total assets. This compares to $226 million or 14% of total assets at year-end 2000. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments discussed in the accompanying notes to consolidated financial statements.

Liquidity varies significantly daily, based on customer activity. The change in the liquidity ratio, from 14% in 2000 to 13% in 2001, is the result of more assets being deployed into loans, consistent with the strategy of maximizing interest income. Rates of interest income on liquid assets are typically less than rates the banks achieve from commercial loans.

Most of the investment securities portfolio is classified as available for sale, although the banks generally have not sold investments to meet liquidity needs. Also, to the extent warranted, the banks may sell loans from time to time.

The primary source of funds for the banks is deposits. The banks emphasize interest-bearing time deposits as part of their funding strategy. The banks also seek noninterest-bearing deposits, or checking accounts, which reduce the banks' cost of funds. Noninterest-bearing deposits were about 16% of total deposits at year-end 2001 (about 15% at year-end 2000) and increased $64 million, or 30%, during the year.

                                 TOTAL DEPOSITS
                                  ($ millions)

                    1997     1998     1999     2000     2001
                    ----     ----     ----     ----     ----
                     604      891    1,113    1,401    1,740

In recent periods, many banks have experienced some competitive challenges in obtaining additional deposits to fuel growth. Capitol's banks have had similar experiences in their individual markets. As depositors have wider access to the Internet and other real-time interest rate monitoring resources, deposit pricing has become more competitive. Deposit growth is achievable, but at a higher price, shrinking net interest margins. The banks do not generally rely on brokered deposits as a key funding source (approximately $143 million at year-end 2001).

To supplement their funding sources, some of the banks have lines of credit from the Federal Home Loan Bank system. At year-end 2001, a total of $63 million ($40 million at year-end 2000) was borrowed under those facilities and additional borrowing availability approximated $15 million. Some of the banks also have smaller lines of credit with their correspondent banks. Borrowings under these facilities are generally at short-term market rates of interest and, although the repayment dates can be extended, are generally outstanding for brief periods of time.

Capitol has credit facilities aggregating $35 million from an unaffiliated bank. At year-end 2001, a total of $14.1 million ($18.2 million at year-end 2000) was borrowed under this facility. Borrowings under this credit facility were reduced in 2001 and 2000 through use of available corporate funds within the consolidated group.

A significant source of capital has been investments provided by minority shareholders in the subsidiaries which are consolidated for financial reporting purposes. Total minority interests in consolidated subsidiaries amounted to $70.7 million at year-end 2001, an increase of $8.1 million from the $62.6 million level at year-end 2000. The increases in minority interests in 2001 resulted mainly from Sun's consolidating the ownership of three of its majority-owned banks, by issuing new shares of Sun's common stock at a premium over the underlying book value of the minority interests' shares of the bank.

Three of the majority-owned banks became 100% owned in 2000. When these banks neared their 36th month of operation, Capitol offered the minority owners an opportunity to exchange their bank shares for shares of Capitol. The exchange ratio was based on 150% of the banks' adjusted book value. Brighton Commerce Bank's share exchange transaction was completed effective January 31, 2000. Share exchange transactions for Kent Commerce Bank and Muskegon Commerce Bank were completed effective December 31, 2000. As a result of the share exchanges, the minority owners of those three banks became shareholders of Capitol. About 626,000 shares of Capitol's common stock were issued in these transactions.

In 2001, three of Sun's majority-owned banks (Camelback Community Bank, Southern Arizona Community Bank and Mesa Bank) became wholly-owned by Sun, resulting from share exchange transactions with those banks' minority shareholders. Those share exchange transactions were structured similarly to Capitol's prior share exchange transactions.

While it is likely that similar share exchange transactions, as a harvest strategy to gain full ownership of some bank subsidiaries, may occur in the future, any such transactions depend upon whether Capitol (or one of its subsidiary bank holding companies) offers such an exchange and whether minority shareholders vote in favor of it on a transaction-by-transaction basis.

Total stockholders' equity approximated $80.2 million at year-end 2001, an increase of $9.8 million for the year. The 2001 increase in stockholders' equity includes earnings (less dividends paid) and proceeds from the issuance of common stock. The book value per share of common stock was $10.24 at year-end 2001, compared with $9.18 at year-end 2000. Cash dividends of $0.40 were paid in 2001, compared to $.36 in 2000 and 1999. Future payment of dividends is subject to approval by Capitol's board of directors, future operating performance and management's assessment of the consolidated organization's capital adequacy.

Capitol's capital structure consists of these primary elements:
     *    Trust-preferred securities,
     *    Minority interests in consolidated subsidiaries, and
     *    Stockholders' equity.

                              TOTAL CAPITALIZATION
                                  ($ millions)

                    1997     1998     1999     2000     2001
                    ----     ----     ----     ----     ----
                    80.2    101.1    133.6    157.3    199.5

In March 2001, Capitol completed a private placement of 130,000 shares of common stock at $11.50 per share and 32,500 warrants (each such warrant permitting the holder to purchase one share of common stock at $11.50 per share prior to the expiration date of the warrant, March 2003). Proceeds from the offering approximated $1.5 million and were used for debt retirement and additional investment in bank development activities.

In July 2001, Capitol participated in two private placements of pooled trust-preferred securities. One is a variable rate security totaling $15 million and the second is a fixed-rate security of $10 million. Both have similar terms (due in 2031) and, subject to certain provisions, may be repaid early. Net proceeds from these transactions approximated $24 million and were used for debt repayment, bank development and other corporate purposes. These securities, along with Capitol Trust I (a $25 million public offering of trust-preferred securities in 1997), are treated as elements of capital for regulatory purposes.

Total capitalization at year-end 2001 amounted to $199.5 million or 9.8% of total assets. This compares to $157.3 million or 9.7% at year-end 2000.

Capitol and each of its banks and bank development subsidiaries are subject to a complex series of regulatory rules and requirements which require specific levels of capital adequacy at both the bank level and on a consolidated basis. Under those rules and regulations, banks are categorized as WELL CAPITALIZED, ADEQUATELY CAPITALIZED or INADEQUATELY CAPITALIZED using several ratio measurements, including a risk-weighting approach to assets and financial commitments. Banks falling into the INADEQUATELY CAPITALIZED category are subject to the prompt corrective action provisions of the FDIC Improvement Act, which can result in significant regulatory agency intervention and other adverse action. Although it is permissible to maintain capital adequacy at the ADEQUATELY CAPITALIZED level, Capitol operates with the objective of its banks meeting the WELL CAPITALIZED standard. The well capitalized banks benefit from lower FDIC deposit insurance costs and less restrictive limitations on some banking activities.

New banks, as a condition of regulatory charter approval, are required to maintain higher ratios of capital adequacy. Generally, they are required to keep a ratio of capital-to-total-assets of not less than 8% during their first three years of operation.

In the opinion of management, all of the affiliated banks met the criteria to be classified as WELL CAPITALIZED at year-end 2001.

TRENDS AFFECTING OPERATIONS

The most significant trends which can impact the financial condition and results of operations of financial institutions are changes in market rates of interest and changes in general economic conditions.

Changes in interest rates, either up or down, have an impact on net interest income (plus or minus), depending on the direction and timing of such changes. At any point in time, there is an imbalance between interest rate-sensitive assets and interest rate-sensitive liabilities. This means that when interest rates change, the timing and magnitude of the effect of such interest rate changes can alter the relationship between asset yields and the cost of funds. This timing difference between interest rate-sensitive assets and interest rate-sensitive liabilities is characterized as a "gap" which is quantified by the distribution of rate-sensitive amounts within various time periods in which they reprice or mature. The following table summarizes the consolidated financial position in relation to "gap" at December 31, 2001 (in $1,000s):

                                                                 Interest Rate Sensitivity
                                                    ---------------------------------------------------
                                                      0 to 3      4 to 12         1 to 5      Over 5
                                                      Months       Months          Years       Years          Total
                                                    ----------   ----------     ----------   ----------    ----------
ASSETS
  Federal funds sold                                $   68,859                                             $   68,859
  Interest-bearing bank deposits                        10,999                                                 10,999
  Loans held for resale                                 62,487                                                 62,487
  Investment securities                                  2,598   $    4,607     $   21,935   $   14,547        43,687
  Portfolio loans:
    Commercial                                         720,649      166,944        626,090       21,768     1,535,451
    Real estate mortgage                                57,992       12,530         40,380       10,774       121,676
    Installment                                         14,206       16,108         46,555          593        77,462
  Non-earning assets                                                                                          123,385
                                                    ----------   ----------     ----------   ----------    ----------

      Total assets                                  $  937,790   $  200,189     $  734,960   $   47,682    $2,044,006
                                                    ==========   ==========     ==========   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing deposits:
    Time deposits over $100,000                     $  158,093   $  255,477     $   96,700                 $  510,270
    Time deposits under $100,000                        86,146      185,249         65,277   $        8       336,680
    All other interest-bearing deposits                494,101      124,107          2,634                    620,842
                                                    ----------   ----------     ----------   ----------    ----------
  Total interest-bearing deposits                      738,340      564,833        164,611            8     1,467,792
  Debt obligations                                      20,587       14,500         17,824       37,000        89,911
  Noninterest-bearing liabilities                                                                             286,837
  Trust-preferred securities                            14,555                                   34,066        48,621
  Minority interests in consolidated subsidiaries                                                              70,673
  Stockholders' equity                                                                                         80,172
                                                    ----------   ----------     ----------   ----------    ----------

      Total liabilities and stockholders' equity    $  773,482   $  579,333     $  182,435   $   71,074    $2,044,006
                                                    ==========   ==========     ==========   ==========    ==========

Interest rate sensitive period gap                  $  164,308   $ (379,144)    $  552,525   $  (23,392)
                                                    ==========   ==========     ==========   ==========

Interest rate sensitive cumulative gap              $  164,308   $ (214,836)    $  337,689   $  314,297
                                                    ==========   ==========     ==========   ==========

Period rate sensitive assets/period rate
  sensitive liabilities                                   1.21          .35           4.03          .67
Cumulative rate sensitive assets/cumulative
  rate sensitive liabilities                              1.21          .84           1.22         1.20
Cumulative gap to total assets                            8.04%      (10.51)%        16.52%       15.38%

The "gap" changes daily based upon changes in the underlying assets and liabilities at the banks. Analyzing exposure to interest rate risk is prone to imprecision because the "gap" is constantly changing, the "gap" differs at each of the banks, and it is difficult to predict the timing, amount and direction of future changes in market interest rates and the potential corresponding effect on customer behavior.

The banks endeavor to manage and monitor interest rate risk in concert with market conditions and risk parameters. Management strives to maintain a reasonably balanced position of interest rate-sensitive assets and liabilities. The banks have not engaged in speculative positions, for example, through the use of derivatives, in anticipation of interest rate movements. In periods of relatively lower interest rates, the banks emphasize variable rate loans and time deposits to the extent possible in a competitive environment; however, competitive influences often result in making fixed rate loans, although the banks seek to limit the duration of such loans. Similarly, low interest rates generally make competition more intense for deposits, since loan demand will typically increase during periods of lower rates and, accordingly, result in higher interest costs on deposits as competitors bid-up rates, adversely impacting interest margins. Future interest rates and the impact on earnings are difficult to predict. In addition to interest rate risk relating to interest-bearing assets and liabilities, changes in interest rates also can impact future transaction volume of loans and deposits at the banks. For activities which are influenced by levels of interest rates for transaction volume (for example, origination of residential mortgage loans), pricing margins and demand can become impacted significantly by changes in interest rates.

As a means of monitoring and managing exposure to interest rate risk, management uses a computerized simulation model which is intended to estimate pro forma effects of changes in interest rates. Using the simulation model, the following table illustrates, on a consolidated basis, changes which would occur in annual levels of interest income, interest expense and net interest income (in $1,000s) assuming both one hundred and two hundred basis point ("bp") parallel increases and decreases in interest rates:

                                Pro Forma          Pro Forma Effect of         Pro Forma Effect of
                               Assuming No       Interest Rate Increases     Interest Rate Decreases
                                Change in        -----------------------     -----------------------
                              Interest Rates      +100 bp        +200 bp      -100 bp        -200 bp
                              --------------     --------       --------     --------       --------
Interest income                  $131,442        $140,789       $150,135     $122,096       $112,825
Interest expense                   42,410          46,826         51,242       37,998         33,702
                                 --------        --------       --------     --------       --------

  Net interest income            $ 89,032        $ 93,963       $ 98,893     $ 84,098       $ 79,123
                                 ========        ========       ========     ========       ========

The pro forma analysis above is intended to quantify theoretical changes in interest income based on stated assumptions. The pro forma analysis excludes the effect of numerous other variables such as borrowers' ability to repay loans, the ability of banks to obtain deposits in a radically changed interest-rate environment and how management would revise its asset and liability management priorities in concert with rate changes.

During 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates 11 times, which was an unprecedented action to reduce rates 475 basis points within a year. While the pro forma analysis above is intended to estimate the impact of an immediate 100 and 200 basis point change in rates, actual results will be different. Those results will differ

(and may be materially different) because a sudden rate change in market rates does not result in an instantaneous parallel shift in rates on loans and deposits at banks. Further, any financial model intended to estimate the impact of interest rate changes will not necessarily incorporate other variables, including management's efforts to manage its asset and liability interest rate sensitivity, nor customer behavior.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions. Local economic conditions, and to some extent national economic conditions, have a significant impact on levels of loan demand as well as the ability of borrowers to repay loans and the availability of funds for customers to make deposits. In 2000 and 1999, economic conditions continued to be favorable.

2001 marked the end of the longest peacetime economic expansion in U.S. history. The terrorist acts of September 11, 2001, our Nation's subsequent war on terrorism, the diagnosis of economic recession in the U.S., worldwide economic and political instability, recent major business bankruptcies and their related high-profile questionable accounting and financial reporting practices, raise significant concerns over the near-term and longer-horizons for economic and political uncertainty. The number of variables which have the potential for having a dramatic impact, individually or collectively, is an environment not heretofore witnessed by the United States or the world. Capitol's management remains cautiously optimistic about the future of our economy, the business of its banks and their customers and the health and strength of its service providers. However, management is resolute in its view that, even though there are some positive indications of an improving economy, the environment will NOT be BUSINESS AS USUAL anytime soon.

While the events of September 11th were clearly horrific to the thousands of people with a direct loss of family members and business colleagues, we consider our company to be minimally impacted at this time. However, we note the loss of business colleagues we worked with in 2001 and are deeply saddened by their families' losses. Our loss of those colleagues, some of whom were very key to the banking industry, creates a void which cannot be easily filled. Nonetheless, Capitol's management looks forward to the rebuilding of those businesses and working with the professionals subsequently taking on the key commerce activities which is the hallmark of this Nation's freedoms and free enterprise system.

Continuing consolidation of the banking industry on a national basis, and in the markets of Capitol's banks, has presented opportunities for growth. As a result of consolidation of the banking industry, coupled with the closure of branch locations by larger institutions and the conversion of customer relationships into perceived `commodities' by the larger banks, many customer relationships have been displaced, generating opportunities for development by Capitol's banks. For many retail customers, banking services have become a commodity in an environment that is dominated by larger mega-bank or mass-merchandising institutions. For the professional, entrepreneur and other customers seeking a more service-oriented, customized banking relationship, Capitol's banks fill that need through their focus on single-location banks with full, local decision-making authority. As the banks focus on service delivery and keeping their size at a manageable level, only a modest market share of deposits and loan activity is necessary to achieve profitability and investor-oriented earnings performance.

Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks will detract from consolidated earnings performance and additional start-up banks formed in 2002 and beyond will similarly negatively impact short-term profitability. On a consolidated basis, such operating losses reduce net income by the pro rata share of Capitol's ownership percentage in those banks. When those banks become profitable, their operating results will contribute to consolidated earnings to the extent of Capitol's ownership percentage.

Commercial banks continue to be subject to significant regulatory requirements which impact current and future operations. In addition to the extent of regulatory interaction with financial institutions, extensive rules and regulations governing lending activities, deposit gathering and capital adequacy (to name a few), translate into a significant cost burden of financial institution regulation. Such costs include the significant amount of management time and expense which is incurred in maintaining compliance and developing systems for compliance with those rules and regulations as well as the cost of examinations, audits and other compliance activities. The future of financial institution regulation, and its costs, is uncertain and difficult to predict.

Premiums for FDIC insurance have historically been a significant cost of doing business as financial institutions, but in the most recent years, deposit insurance premiums have been maintained at a stable and modest level. Future deposit insurance premium levels are difficult to predict inasmuch as deposit insurance premiums will be determined based on general economic conditions, the relative health of the banking and financial institution industry and other unpredictable factors. It is reasonable to expect that deposit insurance premiums may increase at some point in the future.

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

In 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for allowances for loan losses. While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how the calculation, adequacy and approval of the allowances should be documented by management.

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

Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement which, for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Capitol's previous business combinations (generally, acquisitions of minority interests) have been accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill (excess of cost over net assets of acquired subsidiaries) approximated $8.5 million and other intangible assets were insignificant. Upon implementation, this new standard is not expected to have a material effect on Capitol's consolidated financial statements, other than the elimination of goodwill amortization ($979,000 in 2001) in future periods.

The FASB has also recently issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, and No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Management has not completed its review of these new standards; however, implementation of the new guidance is not expected to have a material effect on Capitol's consolidated financial statements.

Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, requires start-up costs and organizational costs to be charged to expense when incurred. The initial application of the statement required a cumulative effect adjustment for those companies that had previously capitalized start-up and organizational costs and became effective in 1999. Implementation of this standard has been reflected as a cumulative effect of an accounting change as of January 1, 1999, resulting in a one-time charge of $.03 per share in the consolidated statement of income.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's financial statements in future periods.

Board of Directors and Stockholders
Capitol Bancorp Ltd.

We have audited the accompanying consolidated balance sheets of Capitol Bancorp Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capitol Bancorp Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP

Grand Rapids, Michigan
January 31, 2002

CONSOLIDATED BALANCE SHEETS

                                                                                     - December 31 -
                                                                                   2001           2000
                                                                                -----------    -----------
                                                                                       (in $1,000s)
ASSETS
Cash and due from banks                                                         $    83,833    $    71,480
Interest-bearing deposits with banks                                                 10,999         17,027
Federal funds sold                                                                   68,859         54,277
                                                                                -----------    -----------
                      Cash and cash equivalents                                     163,691        142,784
Loans held for resale                                                                62,487         21,322
Investment securities--Note C:
            Available for sale                                                       35,598         62,292
            Held for long-term investment, including restricted
              securities (at amortized cost which approximates
              market value)                                                           8,089          6,634
                                                                                -----------    -----------
                      Total investment securities                                    43,687         68,926
Portfolio loans, less allowance for loan losses of $23,238 in 2001
  and $17,449 in 2000--Note D                                                     1,711,351      1,338,349
Premises and equipment--Note F                                                       16,441         14,651
Accrued interest income                                                               9,471          9,778
Excess of cost over net assets of acquired subsidiaries                               8,527          6,348
Other assets                                                                         28,351         27,918
                                                                                -----------    -----------
                      TOTAL ASSETS                                              $ 2,044,006    $ 1,630,076
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
            Noninterest-bearing                                                 $   272,593    $   209,023
            Interest-bearing--Note G                                              1,467,792      1,191,876
                                                                                -----------    -----------
                      Total deposits                                              1,740,385      1,400,899
Debt obligations--Note H                                                             89,911         58,150
Accrued interest expense and other liabilities                                       14,244         13,721
                                                                                -----------    -----------
                      Total liabilities                                           1,844,540      1,472,770

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  THE CORPORATION'S SUBORDINATED DEBENTURES
  (Trust-Preferred Securities)--Note I                                               48,621         24,327

MINORITY INTERESTS IN CONSOLIDATED
  SUBSIDIARIES--Note A                                                               70,673         62,575

STOCKHOLDERS' EQUITY--Notes H, J and P:
Common stock, no par value, 25,000,000 shares authorized;
  issued and outstanding:
            2001--7,829,178 shares
            2000--7,673,363 shares                                                   67,692         65,939
Retained earnings                                                                    14,173          6,569
Market value adjustment (net of tax effect) for investment securities
  available for sale (accumulated other comprehensive income)                           158           (108)
                                                                                -----------    -----------
                                                                                     82,023         72,400
Less note receivable from exercise of stock options and unallocated
  ESOP shares--Notes J and K                                                         (1,851)        (1,996)
                                                                                -----------    -----------
                      Total stockholders' equity                                     80,172         70,404
                                                                                -----------    -----------
                      TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY                                    $ 2,044,006    $ 1,630,076
                                                                                ===========    ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                    - Year Ended December 31 -
                                                                                  2001         2000         1999
                                                                                ---------    ---------    ---------
                                                                                (in $1,000s, except per share data)
Interest income:
  Portfolio loans (including fees)                                              $ 144,417    $ 121,737    $  82,570
  Loans held for resale                                                             3,002        1,044        1,364
  Taxable investment securities                                                     2,201        4,353        4,589
  Federal funds sold                                                                3,186        3,985        4,272
  Other                                                                               991        1,192          807
                                                                                ---------    ---------    ---------
    Total interest income                                                         153,797      132,311       93,602
Interest expense:
  Deposits                                                                         65,655       60,256       41,928
  Debt obligations and other                                                        7,637        5,656        4,309
                                                                                ---------    ---------    ---------
    Total interest expense                                                         73,292       65,912       46,237
                                                                                ---------    ---------    ---------
    Net interest income                                                            80,505       66,399       47,365
Provision for loan losses--Note D                                                   8,167        7,216        4,710
                                                                                ---------    ---------    ---------
    Net interest income after provision for loan losses                            72,338       59,183       42,655
Noninterest income:
  Service charges on deposit accounts                                               3,251        2,070        1,574
  Trust fee income                                                                  1,839        1,077          760
  Fees from origination of non-portfolio residential
    mortgage loans                                                                  3,165        1,543        1,373
  Other                                                                             1,330        1,447        1,007
                                                                                ---------    ---------    ---------
    Total noninterest income                                                        9,585        6,137        4,714
Noninterest expense:
  Salaries and employee benefits                                                   37,970       28,995       21,212
  Occupancy                                                                         5,772        4,681        3,561
  Equipment rent, depreciation and maintenance                                      4,646        4,113        3,988
  Other                                                                            15,748       15,057       11,496
                                                                                ---------    ---------    ---------
    Total noninterest expense                                                      64,136       52,846       40,257
                                                                                ---------    ---------    ---------
Income before minority  interest, federal income taxes and cumulative
  effect of change in accounting principle                                         17,787       12,474        7,112
Federal income taxes--Note L                                                        5,824        4,289        3,213
                                                                                ---------    ---------    ---------
Income before minority interest and cumulative effect of change in
  accounting principle                                                             11,963        8,185        3,899
Minority interest in net losses (income) of consolidated subsidiaries              (1,245)        (150)       1,707
                                                                                ---------    ---------    ---------
Income before cumulative effect of change in accounting principle                  10,718        8,035        5,606
Cumulative effect of change in accounting principle ($.03 per
  share)--Note B                                                                                               (197)
                                                                                ---------    ---------    ---------

    NET INCOME                                                                  $  10,718    $   8,035    $   5,409
                                                                                =========    =========    =========

    NET INCOME PER SHARE--Note M:
      Basic                                                                     $    1.38    $    1.14    $    0.84
                                                                                =========    =========    =========
      Diluted                                                                   $    1.35    $    1.13    $    0.83
                                                                                =========    =========    =========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN $1,000S)

                                                                                                          Note
                                                                                                       Receivable
                                                                                                      from Exercise
                                                                                       Accumulated      of Stock
                                                                                         Other         Options and
                                                           Common        Retained    Comprehensive     Unallocated
                                                           Stock         Earnings        Income        ESOP Shares       Total
                                                          --------       --------       --------       -----------      --------
Balances at January 1, 1999                               $ 51,868       $ (2,019)      $    168         $   (725)      $ 49,292
Issuance of 199,865 shares of common stock
  upon exercise of stock options                             1,786                                         (1,561)           225
Issuance of 224,770 shares of common stock to
  acquire minority interest in bank subsidiary               2,994                                                         2,994
Allocation of shares to ESOP participants' accounts                                                           145            145
Cash dividends paid ($.36 per share)                                       (2,322)                                        (2,322)
Components of comprehensive income:
  Net income for 1999                                                       5,409                                          5,409
  Market value adjustment for investment
    securities available for sale (net of tax effect)                                     (1,075)                         (1,075)
                                                                                                                        --------
  Total comprehensive income for 1999                                                                                      4,334
                                                          --------       --------       --------         --------       --------
BALANCES AT DECEMBER 31, 1999                               56,648          1,068           (907)          (2,141)        54,668

Issuance of 10,734 shares of common stock upon
  exercise of stock options                                     83                                                            83
Issuance of 626,325 shares of common stock to
  acquire minority interest in bank subsidiaries             6,278                                                         6,278
Proceeds from issuance of 266,783 shares of
  common stock and 53,352 warrants                           2,930                                                         2,930
Allocation of shares to ESOP participants' accounts                                                           145            145
Cash dividends paid ($.36 per share)                                       (2,534)                                        (2,534)
Components of comprehensive income:
  Net income for 2000                                                       8,035                                          8,035
  Market value adjustment for investment
    securities available for sale (net of tax effect)                                        799                             799
                                                                                                                        --------
  Total comprehensive income for 2000                                                                                      8,834
                                                          --------       --------       --------         --------       --------
BALANCES AT DECEMBER 31, 2000                               65,939          6,569           (108)          (1,996)        70,404

Proceeds from the sale of 130,000 shares of
  common stock and 32,500 warrants to
  purchase common stock                                      1,495                                                         1,495
Issuance of 7,465 shares of common stock
  upon exercise of warrants                                     82                                                            82
Issuance of 18,350 shares of common stock
  upon exercise of stock options                               176                                                           176
Allocation of shares to ESOP participants' accounts                                                           145            145
Cash dividends paid ($.40 per share)                                       (3,114)                                        (3,114)
Components of comprehensive income:
  Net income for 2001                                                      10,718                                         10,718
  Market value adjustment for investment
    securities available for sale (net of tax effect)                                        266                             266
                                                                                                                        --------
  Total comprehensive income for 2001                                                                                     10,984
                                                          --------       --------       --------         --------       --------
BALANCES AT DECEMBER 31, 2001                             $ 67,692       $ 14,173       $    158         $ (1,851)      $ 80,172
                                                          ========       ========       ========         ========       ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     - Year Ended December 31 -
                                                                                   2001         2000         1999
                                                                                ---------    ---------    ---------
                                                                                           (in $1,000s)
OPERATING ACTIVITIES
  Net income                                                                    $  10,718    $   8,035    $   5,409
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                     8,167        7,216        4,710
      Depreciation of premises and equipment                                        3,340        3,178        2,913
      Amortization of goodwill                                                        979          561          318
      Net accretion of investment security discounts                                  (94)        (104)        (107)
      Loss (gain) on sales of premises and equipment                                  100           11          (25)
      Minority interest in net income (losses) of
        consolidated subsidiaries                                                   1,245          150       (1,707)
      Deferred income taxes                                                        (1,345)      (1,312)      (2,070)
      Cumulative effect of change in accounting principle                                                       197
  Originations and purchases of loans held for resale                            (651,149)    (251,157)    (306,292)
  Proceeds from sales of loans held for resale                                    609,984      238,913      334,003
  Increase in accrued interest income and other assets                             (1,883)      (9,178)      (8,950)
  Increase in accrued interest expense and other liabilities                          523        1,479        3,411
                                                                                ---------    ---------    ---------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                                                (19,415)      (2,208)      31,810


INVESTING ACTIVITIES
  Proceeds from sales of investment securities available for sale                     500        3,156        3,000
  Proceeds from calls and maturities of investment securities
    available for sale                                                             67,393       71,882       82,020
  Purchases of investment securities available for sale                           (42,159)     (35,503)    (107,224)
  Net increase in portfolio loans                                                (381,169)    (309,000)    (325,812)
  Proceeds from sales of premises and equipment                                       306           22          665
  Purchases of premises and equipment                                              (5,536)      (3,466)      (6,303)
                                                                                ---------    ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                                      (360,665)    (272,909)    (353,654)


FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts
    and savings accounts                                                          542,864      125,178      119,437
  Net increase (decrease) in certificates of deposit                             (203,378)     162,928      102,466
  Net proceeds from debt obligations                                               31,761       10,750       23,800
  Net proceeds from issuance of trust-preferred securities                         24,248
  Resources provided by minority interests                                          6,853       14,262       31,718
  Net proceeds from issuance of common stock                                        1,753        3,011            6
  Cash dividends paid                                                              (3,114)      (2,534)      (2,322)
                                                                                ---------    ---------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                   400,987      313,595      275,105
                                                                                ---------    ---------    ---------
      INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                                                20,907       38,478      (46,739)
Cash and cash equivalents at beginning of year                                    142,784      104,306      151,045
                                                                                ---------    ---------    ---------

      CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 163,691    $ 142,784    $ 104,306
                                                                                =========    =========    =========


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE A--NATURE OF OPERATIONS, BASIS OF PRESENTATION AND PRINCIPLES OF
          CONSOLIDATION

Capitol Bancorp Ltd. (Capitol or the "Corporation") is a multibank holding company. Consolidated subsidiaries consist of the following:

                                                                                   Percentage
                                                                                    Owned at
                                                                                   December 31,          Year Formed
            Affiliate                                   Location                       2001              or Acquired
-------------------------------------          --------------------------          ------------          -----------
Ann Arbor Commerce Bank                        Ann Arbor, Michigan                     100%                  1990
Brighton Commerce Bank                         Brighton, Michigan                      100%                  1997
Capitol National Bank                          Lansing, Michigan                       100%                  1982
Detroit Commerce Bank                          Detroit, Michigan                        93%                  1998
Grand Haven Bank                               Grand Haven, Michigan                   100%                  1995
Kent Commerce Bank                             Grand Rapids, Michigan                  100%                  1998
Macomb Community Bank                          Clinton Township, Michigan              100%                  1996
Muskegon Commerce Bank                         Muskegon, Michigan                      100%                  1997
Oakland Commerce Bank                          Farmington Hills, Michigan              100%                  1992
Paragon Bank & Trust                           Holland, Michigan                       100%                  1994
Portage Commerce Bank                          Portage, Michigan                       100%                  1988
Indiana Community Bancorp Limited:                                                      52%                  1999
  Elkhart Community Bank                       Elkhart, Indiana                                              1999
  Goshen Community Bank                        Goshen, Indiana                                               2000
Sun Community Bancorp Limited:                                                          50%                  1997
  Arrowhead Community Bank                     Glendale, Arizona                                             2000
  Bank of Tucson                               Tucson, Arizona                                               1996
  Camelback Community Bank                     Phoenix, Arizona                                              1998
  East Valley Community Bank                   Chandler, Arizona                                             1999
  Mesa Bank                                    Mesa, Arizona                                                 1998
  Southern Arizona Community Bank              Tucson, Arizona                                               1998
  Valley First Community Bank                  Scottsdale, Arizona                                           1997
  Yuma Community Bank                          Yuma, Arizona                                                 2000
  Nevada Community Bancorp Limited:                                                                          1999
    Black Mountain Community Bank              Henderson, Nevada                                             2000
    Desert Community Bank                      Las Vegas, Nevada                                             1999
    Red Rock Community Bank                    Las Vegas, Nevada                                             1999
  Sunrise Capital Corporation:                                                                               1999
    Sunrise Bank of Albuquerque                Albuquerque, New Mexico                                       2000
    Sunrise Bank of Arizona                    Phoenix, Arizona                                              1998
    Sunrise Bank of San Diego                  San Diego, California                                         2001
  First California Northern Bancorp            Napa, California                                              2001

Consolidated subsidiaries of Sun are majority-owned by Sun (ranging from 51% to 100%). Sun is the majority owner of Nevada Community Bancorp and Sunrise Capital Corporation which each have majority-owned bank subsidiaries. Sun became a public company in 1999 through an initial public offering of common stock approximating $25 million, of which Capitol invested $13 million. At December 31, 2001, a proposed share exchange was pending whereby, if approved by shareholders, Capitol would acquire the shares of Sun it does not currently own (see Note S).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE A--NATURE OF OPERATIONS, BASIS OF PRESENTATION AND PRINCIPLES OF
          CONSOLIDATION--CONTINUED

Capitol and its subsidiaries are engaged in a single business activity--banking. The bank affiliates provide a full range of banking services to individuals, businesses and other customers located in their respective communities. Each of the banks generally operate from a single location and focus their activities on meeting the various credit and other banking needs of entrepreneurs, professionals and other high net worth individuals. A variety of deposit products are offered, including checking, savings, money market, individual retirement accounts and certificates of deposit. In addition, trust and investment services are offered through Paragon Bank & Trust. The principal markets for the banks' financial services are the communities in which they are located and the areas immediately surrounding those communities. In addition to commercial banking units, mortgage banking activities are offered through Amera Mortgage Corporation, a 49% owned affiliate.

Each bank is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the banks operate independently and are managed and monitored separately, each bank is substantially similar in terms of business focus, type of customers, products and services. Further, each of the banks and the Corporation are subject to substantially similar laws and regulations unique to the banking industry. Accordingly, the Corporation's consolidated financial statements reflect the presentation of segment information on an aggregated basis.

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions, and after giving effect to applicable minority interests. Banks formed during 1999, 2000 and 2001 are included in the consolidated financial statements for periods after joining the consolidated group. Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, amounts due from banks (interest-bearing and noninterest-bearing) and federal funds sold. Generally, federal funds transactions are entered into for a one-day period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE B--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

LOANS HELD FOR RESALE: Loans held for resale represent residential real estate mortgage loans held for sale into the secondary market. Loans held for resale are stated at the aggregate lower of cost or market. Fees from the origination of loans held for resale are recognized in the period the loans are originated.

INVESTMENT SECURITIES: Investment securities available for sale (generally most debt investment securities of Capitol's banks) are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effect (accumulated other comprehensive income). All other investment securities are classified as held for long-term investment and are carried at amortized cost which approximates market value (see Note C). Investments are classified at the date of purchase based on management's analysis of liquidity and other factors. The adjusted cost of the specific securities sold is used to compute realized gains or losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

LOANS, CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES: Portfolio loans are carried at their principal balance based on management's intent and ability to hold such loans for the foreseeable future until maturity or repayment.

Credit risk arises from making loans and loan commitments in the ordinary course of business. Substantially all portfolio loans are made to borrowers in the banks' geographic areas. Consistent with the banks' emphasis on business lending, there are concentrations of credit in loans secured by commercial real estate, equipment and other business assets. The maximum potential credit risk to Capitol, without regard to underlying collateral and guarantees, is the total of loans and loan commitments outstanding. Management reduces Capitol's exposure to losses from credit risk by requiring collateral and/or guarantees for loans granted and by monitoring concentrations of credit, in addition to recording provisions for loan losses and maintaining an allowance for loan losses.

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated losses inherent in the portfolio at the balance sheet date. Management's determination of the adequacy of the allowance is an estimate based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio, loan commitments outstanding and other factors. The allowance is increased by provisions charged to operations and reduced by net charge-offs.

INTEREST AND FEES ON LOANS: Interest income on loans is recognized based upon the principal balance of loans outstanding. Fees from origination of portfolio loans generally approximate the direct costs of successful loan originations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE B--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

The accrual of interest is generally discontinued when a loan becomes 90 days past due as to interest. When interest accruals are discontinued, interest previously accrued (but unpaid) is reversed. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest and the loan is in process of collection.

PREMISES AND EQUIPMENT: Premises and equipment are stated on the basis of cost. Depreciation, which relates primarily to equipment and furniture with estimated useful lives of approximately five years, is computed principally by the straight-line method. Buildings are generally depreciated on a straight-line basis with estimated useful lives of approximately 40 years. Leasehold improvements are generally depreciated over the respective lease term.

EXCESS OF COST OVER NET ASSETS OF ACQUIRED SUBSIDIARIES: Goodwill is amortized on a straight-line basis over various periods not to exceed 15 years. Management periodically reviews long-lived assets, including associated goodwill, for potential impairment based upon projected undiscounted net cash flows, when applicable, and the related amortization periods. Amortization of goodwill will cease January 1, 2002 (see "New Accounting Standards" below).

OTHER REAL ESTATE: Other real estate (included as a component of other assets, and at December 31, 2001 and 2000 approximated $3,044,000 and $3,094,000, respectively) comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties held for sale are carried at the lower of cost or estimated fair value (net of estimated selling cost) at the date acquired and are periodically reviewed for subsequent impairment.

STOCK-BASED COMPENSATION: No stock-based compensation expense is recorded upon granting of stock options because such stock options are accounted for under the provisions of Accounting Principles Board (APB) Opinion 25 (and related interpretations) and are granted at an exercise price equal to the market price of common stock at grant date. Pro forma disclosure of alternative accounting recognition is made in Note J.

TRUST ASSETS AND RELATED INCOME: Customer property, other than funds on deposit, held in a fiduciary or agency capacity by Capitol's banks is not included in the consolidated balance sheet because it is not an asset of the banks or Capitol. Trust fee income is recorded on the accrual method.

FEDERAL INCOME TAXES: Capitol and subsidiaries owned 80% or more by Capitol file a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE B--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

COMPREHENSIVE INCOME: Comprehensive income is the sum of net income and certain other items which are charged or credited to stockholders' equity. For the periods presented, Capitol's only element of comprehensive income other than net income was the net change in the market value adjustment for investment securities available for sale. Accordingly, the elements and total of comprehensive income are shown within the statement of changes in stockholders' equity presented herein.

COSTS OF START-UP ACTIVITIES: In 1998, the American Institute of CPAs issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up costs and organizational costs to be charged to expense when incurred. In the circumstances of Capitol and its banks, this new accounting standard applied to previously capitalized preopening and other start-up costs of its bank subsidiaries which, net of amortization, approximated $1,149,000 at December 31, 1998. Implementation of this standard was reflected as a cumulative effect of an accounting change at January 1, 1999 (net of impact of minority interests and income tax effect), approximating $197,000 ($.03 per share).

NEW ACCOUNTING STANDARDS: Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires all derivatives to be recognized in financial statements and to be measured at fair value. Gains and losses resulting from changes in fair value are included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This new standard became effective January 1, 2001 and had no effect on Capitol's consolidated financial statements.

In 2001, the Securities and Exchange Commission, American Institute of Certified Public Accountants and Federal Financial Institutions Examination Council each issued new guidance (some of which remains to be finalized) on accounting for allowances for loan losses. While the new guidance does not change prior accounting rules in this area, it provides additional clarification and guidance on how the calculation, adequacy and approval of the allowances should be documented by management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE B--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement which, for most companies, will be January 1, 2002. This new standard requires that goodwill be reviewed periodically for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, when determined. Capitol's previous business combinations (generally, acquisitions of minority interests) have been accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill (excess of cost over net assets of acquired subsidiaries) approximated $8.5 million and other intangible assets were insignificant. Upon implementation, this new standard is not expected to have a material effect on Capitol's consolidated financial statements, other than the elimination of goodwill amortization ($979,000 in 2001) in future periods.

The FASB has also recently issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, and No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Management has not completed its review of these new standards; however, implementation of the new guidance is not expected to have a material effect on Capitol's consolidated financial statements.

NOTE C--INVESTMENT SECURITIES

Investment securities consisted of the following at December 31 (in $1,000s):

                                                         2001                       2000
                                                 ---------------------     ----------------------
                                                              Estimated                 Estimated
                                                 Amortized      Market     Amortized      Market
                                                   Cost         Value        Cost         Value
                                                  -------      -------      -------      -------
Available for sale:
  United States Treasury securities               $ 3,704      $ 3,757      $ 5,086      $ 5,101
  United States government agency securities       30,253       30,429       55,514       55,334
  States and political subdivisions                 1,402        1,412        1,604        1,606
  Other                                                --           --          251          251
                                                  -------      -------      -------      -------
                                                   35,359       35,598       62,455       62,292
Held for long-term investment:
  Federal Reserve Bank stock                          394          394          394          394
  Federal Home Loan Bank stock                      4,716        4,716        3,583        3,583
  Corporate stock                                     895          895          907          907
  Other                                             2,084        2,084        1,750        1,750
                                                  -------      -------      -------      -------
                                                    8,089        8,089        6,634        6,634
                                                  -------      -------      -------      -------
                                                  $43,448      $43,687      $69,089      $68,926
                                                  =======      =======      =======      =======

At December 31, 2001, securities with a market value approximating $14.1 million were pledged to secure public and trust deposits and for other purposes as required by law. Investments in Federal Reserve Bank stock and Federal Home Loan Bank stock are restricted and may only be resold to or redeemed by the issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE C--INVESTMENT SECURITIES--CONTINUED

Gross unrealized gains and losses on investment securities available for sale were as follows at December 31 (in $1,000s):

                                                  2001                2000
                                             ---------------     ---------------
                                             Gains    Losses     Gains    Losses
                                              ----     ----       ----     ----
United States Treasury securities             $ 53     $ --       $ 21     $  6
United States government agency securities     252       76         40      220
States and political subdivisions               10       --          2
                                              ----     ----       ----     ----
                                              $315     $ 76       $ 63     $226
                                              ====     ====       ====     ====

Gross realized gains and losses from sales and maturities of investment securities were insignificant for each of the periods presented.

Scheduled maturities of investment securities held as of December 31, 2001 were as follows (in $1,000s):

                                                                       Estimated
                                                          Amortized      Market
                                                            Cost          Value
                                                           -------       -------
     Due in one year or less                               $ 7,205       $ 7,328
     After one year, through five years                     21,935        22,074
     After five years, through ten years                     3,071         3,058
     After ten years                                         3,148         3,138
     Securities held for long-term investment,
       without stated maturities                             8,089         8,089
                                                           -------       -------
                                                           $43,448       $43,687
                                                           =======       =======

NOTE D--LOANS

Portfolio loans consisted of the following at December 31 (in $1,000s):

                                                    2001                2000
                                                 -----------        -----------
     Commercial                                  $ 1,535,451        $ 1,173,736
     Real estate mortgage                            121,676            113,324
     Installment                                      77,462             68,738
                                                 -----------        -----------
              Total portfolio loans                1,734,589          1,355,798
     Less allowance for loan losses                  (23,238)           (17,449)
                                                 -----------        -----------
              Net portfolio loans                $ 1,711,351        $ 1,338,349
                                                 ===========        ===========

Transactions in the allowance for loan losses are summarized below (in $1,000s):

                                             2001          2000          1999
                                           --------      --------      --------
     Balance at January 1                  $ 17,449      $ 12,639      $  8,817
     Provision charged to operations          8,167         7,216         4,710
     Loans charged off (deduction)           (2,929)       (3,171)       (1,298)
     Recoveries                                 551           765           410
                                           --------      --------      --------
              Balance at December 31       $ 23,238      $ 17,449      $ 12,639
                                           ========      ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE D--LOANS--CONTINUED

Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material. Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in $1,000s):

                                                                 December 31
                                                             -------------------
                                                              2001        2000
                                                             -------     -------
Nonaccrual loans:
  Commercial                                                 $11,220     $ 4,082
  Real estate                                                    356         163
  Installment                                                    466         171
                                                             -------     -------
Total nonaccrual loans                                        12,042       4,416

Past due (>90 days) loans:
  Commercial                                                   4,290       1,656
  Real estate                                                    787         534
  Installment                                                    119         151
                                                             -------     -------
Total past due loans                                           5,196       2,341
                                                             -------     -------

Total nonperforming loans                                    $17,238     $ 6,757
                                                             =======     =======

If nonperforming loans had performed in accordance with their contractual terms during the year, additional interest income of $694,000, $315,000 and $635,000 would have been recorded in 2001, 2000 and 1999, respectively. Interest income recognized on loans in nonaccrual status in 2001, 2000 and 1999 operations approximated $513,000, $205,000 and $33,000, respectively. At December 31, 2001, there were no material amounts of loans which were restructured or otherwise renegotiated as a concession to troubled borrowers.

The amounts of the allowance for loan losses allocated in the following table (in $1,000s) are based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

                                       December 31, 2001     December 31, 2000
                                       ------------------    ------------------
                                               Percentage            Percentage
                                                of Total              of Total
                                               Portfolio             Portfolio
                                       Amount    Loans       Amount    Loans
                                       ------    -----       ------    -----
Commercial                             $20,570    1.19%      $16,096    1.19%
Real estate mortgage                     1,630    0.09           285    0.02
Installment                              1,038    0.06         1,068    0.08
                                       -------    ----       -------    ----

Total allowance for loan losses        $23,238    1.34%      $17,449    1.29%
                                       =======    ====       =======    ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE D--LOANS--CONTINUED

Certain commercial loans in Michigan and Indiana are enrolled in state-sponsored loan programs. Under those programs, the governmental unit shares loss exposure on such loans by funding reserves, which are placed as deposits at the banks. Loans participating in these programs and related reserves approximated $35,414,000 and $1,355,000, respectively, at December 31, 2001 ($33,513,000 and
$1,609,000, respectively, at December 31, 2000). Such reserve amounts are separate and excluded from the allowance for loan losses. The Michigan agency has announced its plans to terminate the loan program in 2002. When the Michigan program is terminated, loans previously enrolled in the program and related reserves will continue until those loans are repaid.

NOTE E--RELATED PARTIES TRANSACTIONS

In the ordinary course of business, Capitol's banking subsidiaries make loans to officers and directors of Capitol and its subsidiaries including their immediate families and companies in which they are principal owners. At December 31, 2001 and 2000, total loans to these persons were $80.9 million and $66.1 million, respectively. During 2001, $66.8 million of new loans were made to these persons and repayments totaled $52 million. Such loans are made at the banking subsidiaries' normal credit terms.

Officers and directors of Capitol (and their associates, family and/or affiliates) are also depositors of the banking subsidiaries. Such deposits are similarly made at the banks' normal terms as to interest rate, term and deposit insurance.

NOTE F--PREMISES AND EQUIPMENT

Major classes of premises and equipment consisted of the following at December 31 (in $1,000s):

                                                   2001             2000
                                                 --------         --------
     Land, buildings and improvements            $  6,274         $  3,965
     Leasehold improvements                         6,659            5,962
     Equipment and furniture                       15,014           13,649
                                                 --------         --------
                                                   27,947           23,576
     Less accumulated depreciation                (11,506)          (8,925)
                                                 --------         --------
                                                 $ 16,441         $ 14,651
                                                 ========         ========

Capitol and certain subsidiaries rent office space under operating leases. Rent expense (net of sublease income) under these lease agreements approximated $3,652,000, $3,064,000 and $2,402,000 (including rent expense of $1,138,000,
$1,034,000 and $900,000 under leases with related parties) in 2001, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE F--PREMISES AND EQUIPMENT--CONTINUED

At December 31, 2001, future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year were as follows (in $1,000s):

                                                      $ 3,639
     2002                                               3,431
     2003                                               3,266
     2004                                               3,094
     2005                                               2,943
     2006                                               5,242
     2007 and thereafter                              -------
                                                      $21,615
                                                      =======

NOTE G--DEPOSITS

The aggregate amount of time deposits of $100,000 or more approximated $510.3 million and $405.2 million as of December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled maturities of such time deposits were as follows (in $1,000s):

                                                     $413,570
     2002                                              67,926
     2003                                              11,726
     2004                                              10,755
     2005                                               6,293
     2006 and thereafter                             --------
                                                     $510,270
                                                     ========

Interest paid approximates amounts charged to operations on an accrual basis for the periods presented.

NOTE H--DEBT OBLIGATIONS

Debt obligations consisted of the following at December 31 (in $1,000s):

                                                        2001          2000
                                                      -------       -------
     Borrowings from Federal Home Loan Bank           $63,211       $40,000
     Notes payable to unaffiliated bank                14,100        18,150
     Federal funds purchased                           12,600
                                                      -------       -------
                                                      $89,911       $58,150
                                                      =======       =======

Borrowings from Federal Home Loan Bank (FHLB) represent advances secured by certain portfolio residential real estate mortgage loans and other eligible collateral. Such advances become due at varying dates and bear interest at market short-term rates (approximately 4.58% at December 31, 2001). At December 31, 2001, unused lines of credit under these facilities approximated $15.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE H--DEBT OBLIGATIONS--CONTINUED

Notes payable to unaffiliated bank represents borrowings under a fixed rate (8.97%) term loan and a line of credit. Up to $20 million can be borrowed pursuant to a one-year revolving credit agreement which bears interest at a variable rate (4.75% at December 31, 2001), payable monthly. No amounts were drawn on the line of credit at December 31, 2001. The credit facility is reviewed annually for continuance and requires Capitol, among other things, to maintain certain minimum levels of capital, rates of return on assets and other ratios or requirements and is secured by the common stock of certain bank subsidiaries. For the periods presented, interest paid on all debt obligations approximate amounts charged to expense.

At December 31, 2001, scheduled debt maturities were as follows (in $1,000s):

     2002                                             $35,087
     2003                                              16,824
     2004                                               1,000
     2007 and thereafter                               37,000
                                                      -------
                                                      $89,911
                                                      =======

In addition to the foregoing, Capitol has guaranteed some obligations of its subsidiaries (see Note O).

NOTE I--TRUST-PREFERRED SECURITIES

Trust-preferred securities represent interests in subordinated debentures of Capitol which are summarized as follows:

                                                                           Net Carrying Amount
                                                                              at December 31
                                   Current                   Aggregate     --------------------
                                   Interest      Scheduled  Liquidation        (in $1,000s)
Description                          Rate         Maturity     Amount        2001         2000
-----------                          ----         --------     ------        ----         ----
Capitol Trust I                  8.50% fixed        2027      $25,300      $24,363      $24,327
Capitol Trust II                10.25% fixed        2031       10,000        9,703
Capitol Statutory Trust III      5.85% variable     2031       15,000       14,555
                                                              -------      -------      -------
                                                              $50,300      $48,621      $24,327
                                                              =======      =======      =======

Securities of Capitol Trust I were issued in a 1997 public offering. Capitol Trust II and Capitol Statutory Trust III were formed in 2001 in conjunction with private placements of pooled trust-preferred securities. Each of these securities have similar terms and, subject to certain provisions, may be called by the issuer five years after issuance. The liquidation amount of these securities is guaranteed by Capitol.

Interest paid to the Trusts by Capitol (which is recorded as interest expense in its consolidated financial statements) is distributed by the Trusts to the holders of the trust-preferred securities. Under certain conditions, Capitol may defer payment of interest on the subordinated debentures for periods of up to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE I--TRUST-PREFERRED SECURITIES--CONTINUED

Because these Trusts are subsidiaries (due to Capitol's ownership of the common interests of the Trusts), they are consolidated for financial reporting purposes. The amount of outstanding trust-preferred securities (net of issuance costs which are being amortized over the life of the securities) is classified between liabilities and equity in Capitol's consolidated balance sheet. Under current regulatory guidelines, such trust-preferred securities are included as capital for purposes of meeting certain ratio requirements.

NOTE J--COMMON STOCK, WARRANTS AND STOCK OPTIONS

At December 31, 2001, approximately 78,000 warrants for the purchase of common stock were outstanding. Each warrant permits the holder to purchase a share of Capitol's common stock at exercise prices ranging from $11.00 to $11.50 and expire in 2003.

Stock options have been granted to certain officers and directors which provide for the purchase of shares of common stock. Generally, stock options are granted at an exercise price equal to the fair value of common stock on the grant date. Of the stock options granted in 2000, 563,435 vest over a three-year period; the remainder are fully vested and currently exercisable. All such stock options expire seven years after the date granted.

Under the terms of an employment agreement with a certain director and executive officer of Capitol, options granted thereunder shall be increased when the Corporation issues additional shares so that such options granted equal 15% of outstanding shares prior to exercise. In 1999, Capitol negotiated a reduction of the executive officer's benefit from 15% to 10%. In exchange for the reduced benefit to the executive officer, Capitol agreed to a one-time exercise of previously granted stock options with an aggregate exercise price of $1.6 million funded by a note receivable of $1.9 million from the executive officer. The note bears interest at a fixed rate over its ten-year term. As part of the terms of this agreement, the executive officer's compensation will be increased in an amount equal to the interest due on the note receivable. Under certain circumstances, such as death of the executive officer, the note will be forgiven. The death benefit is covered by company-owned life insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE J--COMMON STOCK, WARRANTS AND STOCK OPTIONS--CONTINUED

Stock option activity is summarized as follows:

                                                                                 Weighted
                                              Number                             Average
                                          of Stock Options       Exercise        Exercise
                                            Outstanding         Price Range       Price
                                            ---------        ----------------    -------
     Outstanding at January 1, 1999           617,714        $ 4.92 to $25.10     $12.48
     Granted in 1999                           74,113         12.63 to  13.48      13.07
     Exercised in 1999                       (199,865)         4.92 to   8.75       7.80
                                            ---------        ----------------     ------
     Outstanding at December 31, 1999         491,962          4.92 to  25.10      14.51

     Granted in 2000                          722,934          9.88 to  12.50      10.86
     Exercised in 2000                        (10,734)         4.92 to   7.72       6.48
                                            ---------        ----------------     ------
     Outstanding at December 31, 2000       1,204,162          4.92 to  25.10      12.39

     Granted in 2001                           17,311         11.50 to  14.48      11.95
     Exercised in 2001                        (18,350)         4.92 to  11.00       7.18
                                            ---------        ----------------     ------
     Outstanding at December 31, 2001       1,203,123        $ 4.92 to $25.10     $12.46

As of December 31, 2001, stock options outstanding had a weighted average remaining contractual life of 4.4 years. As of that date, 1,083,787 stock options with an exercise price of $15.00 or less had a weighted average exercise price of $11.13 and a weighted average remaining contractual life of 4.6 years; 119,336 stock options with an exercise price of more than $15.00 had a weighted average exercise price of $24.53 and a weighted average remaining contractual life of 3 years.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", establishes a fair value method of accounting for stock options whereby compensation expense is recognized based on the computed fair value of the options on the grant date. However, as permitted by Statement No. 123, Capitol accounts for its stock options under APB 25 and, therefore, does not recognize compensation expense. By electing this alternative, certain pro forma disclosures of the expense recognition provisions of Statement No. 123 are required, which are as follows:

                                                    2001       2000       1999
                                                  --------   --------   --------
     Fair value assumptions:
       Risk-free interest rate                      5.0%       7.0%       6.5%
       Dividend yield                               2.8%       3.0%       2.0%
       Stock price volatility                        .39        .83        .53
       Expected option life                        7 years    7 years    7 years
     Aggregate estimated fair value of
       options granted (in thousands)                $95      $4,932       $764
     Pro forma net income (in thousands)           $9,809     $6,471      $4,905
     Pro forma net income per diluted share         $1.24      $.91        $.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE K--EMPLOYEE RETIREMENT PLANS

Capitol has a contributory employee retirement savings 401(k) plan which covers substantially all full-time employees of Capitol and certain subsidiaries over age 21. The Plan provides for employer contributions in amounts determined annually by Capitol's board of directors. Eligible employees make voluntary contributions to the Plan. Contributions to the Plan, which are an employer match (50%, subject to certain limitations) for employee contributions, charged to expense for the years ended December 31, 2001, 2000 and 1999 were $691,000, $475,000 and $310,000, respectively.

Capitol also has a defined contribution employee stock ownership plan (ESOP) which covers substantially all employees of Capitol and certain subsidiaries. Certain common stock purchases by the ESOP were financed by long-term debt. ESOP contributions charged to expense in 2001, 2000 and 1999 approximated $525,000, $180,000 and $217,000 (including ESOP note payable interest of $37,000, $49,000 and $62,000), respectively. Shares of common stock held by the ESOP which have not yet been allocated to participants' accounts are shown as a reduction of stockholders' equity. As of December 31, 2001, the ESOP held approximately 200,000 shares of Capitol's common stock which have been allocated to participants' accounts and 26,000 shares of common stock with an approximate fair value of $350,000 which have not yet been allocated to participants' accounts.

NOTE L--INCOME TAXES

Federal income taxes consist of the following components (in $1,000s):

                                               2001        2000        1999
                                             -------     -------     -------
     Current                                 $ 7,169     $ 5,601     $ 4,813
     Deferred credit                          (1,345)     (1,312)     (2,070)
                                             -------     -------     -------
                                             $ 5,824     $ 4,289     $ 2,743
                                             =======     =======     =======

Federal income taxes paid in 2001, 2000 and 1999 approximated $8.4 million, $5.1 million and $5.1 million, respectively.

Differences between federal income tax expense recorded and amounts computed using the statutory tax rate are reconciled below (in $1,000s):

                                               2001        2000        1999
                                             -------     -------     -------
     Federal income tax computed at
       statutory rate of 34%                 $ 6,048     $ 4,241     $ 2,419
     Tax effect of:
       Amortization of goodwill                  333         180         117
       Minority interest                        (641)        (77)        879
       Cumulative effect of change in
         accounting principle                                           (470)
       Other                                      84         (55)       (202)
                                             -------     -------     -------
                                             $ 5,824     $ 4,289     $ 2,743
                                             =======     =======     =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE L--INCOME TAXES--CONTINUED

Net deferred income tax assets consisted of the following at December 31 (in $1,000s):

                                                            2001        2000
                                                         -------     -------
     Allowance for loan losses                           $ 6,540     $ 5,056
     Net operating losses of subsidiaries                  1,154       1,598
     Deferred compensation                                 1,190       1,068
     Market value adjustment for investment
       securities available for sale                         (81)         56
     Other, net                                              562         379
                                                         -------     -------
                                                         $ 9,365     $ 8,157
                                                         =======     =======

Certain consolidated subsidiaries have net operating loss carryforwards which may reduce income taxes payable in future periods. Such carryforwards approximate $3.4 million at December 31, 2001, have been recognized for financial reporting purposes and expire at the following dates and amounts (in $1,000s):


     2019                                                 $  448
     2020                                                  1,201
     2021                                                  1,745
                                                          ------
                                                          $3,394
                                                          ======

NOTE M--NET INCOME PER SHARE

The computations of basic and diluted net income per share were as follows (in 1,000s, except per share amounts):

                                                              2001      2000      1999
                                                            -------   -------   -------
     Numerator--net income                                  $10,718   $ 8,035   $ 5,409
                                                            =======   =======   =======
     Denominator:
       Weighted average number of shares outstanding
         (denominator for basic earnings per share)           7,784     7,065     6,455
       Effect of dilutive securities:
         Warrants                                                15         2
         Stock options                                          136        45        35
                                                            -------   -------   -------
         Potential dilution                                     151        47        35
                                                            -------   -------   -------
     Denominator for diluted earnings per share--weighted
       average number of shares and potential dilution        7,935     7,112     6,490
                                                            =======   =======   =======
     Number of antidilutive stock options excluded from
       diluted earnings per share computation                   159       347       119
                                                            =======   =======   =======

Additional disclosures regarding stock options are set forth in Note J.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE N--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values and estimated fair values of financial instruments were as follows at December 31 (in $1,000s):

                                                  2001                          2000
                                        --------------------------    --------------------------
                                                       Estimated                      Estimated
                                          Carrying       Fair          Carrying         Fair
                                           Value         Value           Value          Value
                                        -----------    -----------    -----------    -----------
Financial Assets:
  Cash and cash equivalents             $   163,691    $   163,691    $   142,784    $   142,784
  Loans held for resale                      62,487         62,487         21,322         21,322
  Investment securities:
    Available for sale                       35,598         35,598         62,292         62,292
    Held for long-term investment             8,089          8,089          6,634          6,634
                                        -----------    -----------    -----------    -----------
                                             43,687         43,687         68,926         68,926
  Portfolio loans:
    Fixed rate                            1,071,753      1,070,097      1,020,234      1,021,378
    Variable rate                           662,836        661,154        335,564        336,499
                                        -----------    -----------    -----------    -----------
          Total portfolio loans           1,734,589      1,731,251      1,355,798      1,357,877
    Less allowance for loan losses          (23,238)       (23,238)       (17,449)       (17,449)
                                        -----------    -----------    -----------    -----------
    Net portfolio loans                   1,711,351      1,708,013      1,338,349      1,340,428

Financial Liabilities:
  Deposits:
    Noninterest-bearing                     272,593        272,593        209,023        209,023
    Interest-bearing:
      Demand accounts                       620,842        620,468        428,648        430,126
      Time certificates of less
        than $100,000                       336,680        336,729        358,010        358,175
      Time certificates of
        $100,000 or more                    510,270        511,350        405,218        405,753
                                        -----------    -----------    -----------    -----------
          Total interest-bearing          1,467,792      1,468,547      1,191,876      1,194,054
                                        -----------    -----------    -----------    -----------
          Total deposits                  1,740,385      1,741,140      1,400,899      1,403,077
  Debt obligations                           89,911         89,892         58,150         57,342
  Trust-preferred securities                 48,621         50,300         24,327         25,300

Estimated fair values of financial assets and liabilities are based upon a comparison of current interest rates on financial instruments and the timing of related scheduled cash flows to the estimated present value of such cash flows using current estimated market rates of interest (unless quoted market values or other fair value information is more readily available). Such estimates of fair value are not intended to represent market value or portfolio liquidation value, and only represent an estimate of fair values based on current financial reporting requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE O--COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, loan commitments are made to accommodate the financial needs of bank customers. Loan commitments include stand-by letters of credit, lines of credit, and other commitments for commercial, installment and mortgage loans. Stand-by letters of credit, when issued, commit the bank to make payments on behalf of customers if certain specified future events occur and are used infrequently by the banks ($19.2 million and $12.0 million outstanding at December 31, 2001 and 2000, respectively). Other loan commitments outstanding consist of unused lines of credit and approved, but unfunded, specific loan commitments ($398.9 million and $283.8 million at December 31, 2001 and 2000, respectively). These loan commitments (stand-by letters of credit and unfunded loans) generally expire within one year and are reviewed periodically for continuance or renewal.

All loan commitments have credit risk essentially the same as that involved in routinely making loans to customers and are made subject to the banks' normal credit policies. In making these loan commitments, collateral and/or personal guarantees of the borrowers are generally obtained based on management's credit assessment. Such loan commitments are also included in management's evaluation of the adequacy of the allowance for loan losses.

The banking subsidiaries are required to maintain average reserve balances in the form of cash on hand and balances due from the Federal Reserve Bank and correspondent banks. The amount of reserve balances required as of December 31, 2001 and 2000 were $2.4 million and $5.1 million, respectively.

Deposits at each of the banks are insured up to the maximum amount covered by FDIC insurance. Some of the banks have municipal government deposits which are guaranteed by Capitol ($41 million at December 31, 2001).

Capitol has guaranteed up to $7.5 million of secured borrowings by Amera Mortgage Corporation, a 49%-owned affiliate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE P--DIVIDEND LIMITATIONS OF SUBSIDIARIES AND OTHER CAPITAL REQUIREMENTS

Current banking regulations restrict the ability to transfer funds from subsidiaries to their parent in the form of cash dividends, loans or advances. Subject to various regulatory capital requirements, bank subsidiaries' current and retained earnings are available for distribution as dividends to Capitol (and other bank shareholders, as applicable) without prior approval from regulatory authorities. Substantially all of the remaining net assets of the subsidiaries are restricted as to payments to Capitol.

Each bank and Capitol are subject to certain other capital requirements. Federal financial institution regulatory agencies have established certain risk-based capital guidelines for banks and bank holding companies. Those guidelines require all banks and bank holding companies to maintain certain minimum ratios and related amounts based on `Tier 1' and `Tier 2' capital and `risk-weighted assets' as defined and periodically prescribed by the respective regulatory agencies. Failure to meet these capital requirements can result in severe regulatory enforcement action or other adverse consequences for a depository institution and, accordingly, could have a material impact on Capitol's consolidated financial statements.

Under the regulatory capital adequacy guidelines and related framework for prompt corrective action, the specific capital requirements involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by regulatory agencies with regard to components, risk weighting and other factors.

As a condition of their charter approval, DE NOVO banks are generally required to maintain a core capital (Tier 1) to assets ratio of not less than 8% and an allowance for loan losses of not less than 1% for the first three years of operations.

As of December 31, 2001, the most recent notifications received by the banks from regulatory agencies have advised that the banks are classified as `well capitalized' as defined by the applicable agencies. There are no conditions or events since those notifications that management believes would change the regulatory classification of the banks.

Management believes, as of December 31, 2001, that Capitol and the banks meet all capital adequacy requirements to which the entities are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE P--DIVIDEND LIMITATIONS OF SUBSIDIARIES AND OTHER CAPITAL
        REQUIREMENTS--CONTINUED

The following table summarizes the amounts (in $1,000s) and related ratios of the individually significant subsidiaries (assets of $130 million or more) and consolidated regulatory capital position as of December 31, 2001 and 2000:

                                                                                                          Sun
                                                                          Ann Arbor     Capitol        Community
                                                                          Commerce      National        Bancorp
                                                                            Bank          Bank          Limited      Consolidated
                                                                            ----          ----          -------      ------------
December 31, 2001
-----------------
  Tier 1 capital to average total assets:
    Minimum required amount                                             =>$10,860     =>$ 6,723      =>$ 26,701      =>$ 74,096
    Actual amount                                                         $20,970       $13,155        $ 94,271        $189,555
        Ratio                                                                7.72%         7.83%          14.12%          10.23%

  Tier 1 capital to risk-weighted assets:
    Minimum required amount(1)                                          =>$ 9,165     =>$ 5,848      =>$ 27,586      =>$ 71,970
    Actual amount                                                         $20,970       $13,155        $ 94,271        $189,555
        Ratio                                                                9.15%         9.00%          13.67%          10.54%

  Combined Tier 1 and Tier 2 capital to risk-weighted assets:
    Minimum required amount(2)                                          =>$18,329     =>$11,696      =>$ 55,171      =>$143,941
    Amount required to meet `Well-Capitalized' category(3)                $22,912       $14,620        $ 68,964        $179,926
    Actual amount                                                         $23,838       $14,984        $102,892        $213,263
        Ratio                                                               10.40%        10.25%          14.92%          11.85%

December 31, 2000
-----------------
  Tier 1 capital to average total assets:
    Minimum required amount                                             =>$ 9,409     =>$ 5,691      =>$ 16,606      =>$ 58,651
    Actual amount                                                         $17,453       $11,130        $ 78,566        $151,036
        Ratio                                                                7.42%         7.82%          18.92%          10.30%

  Tier 1 capital to risk-weighted assets:
    Minimum required amount(1)                                          =>$ 7,789     =>$ 4,975      =>$ 17,719      =>$ 54,508
    Actual amount                                                         $17,453       $11,130        $ 78,566        $151,036
        Ratio                                                                8.96%         8.95%          17.74%          11.10%

  Combined Tier 1 and Tier 2 capital to risk-weighted assets:
    Minimum required amount(2)                                          =>$15,577     =>$ 9,950      =>$ 35,439      =>$109,016
    Amount required to meet `Well-Capitalized' category(3)                $19,471       $12,438        $ 44,299        $136,271
    Actual amount                                                         $19,892       $12,687        $ 84,006        $168,051
        Ratio                                                               10.22%        10.20%          18.96%          12.35%

(1)  The minimum required ratio of Tier 1 capital to risk-weighted assets is 4%.
(2) The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets is 8%.
(3) In order to be classified as a `well-capitalized' institution, the ratio of Tier 1 and Tier 2 capital to risk-weighted assets must be 10% or more.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE Q--PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

                                                               - December 31 -
                                                             --------   --------
                                                               2001       2000
                                                             --------   --------
                                                                 (in $1,000s)
Assets
  Cash on deposit with subsidiary banks                      $    330   $    213
  Money market funds on deposit with subsidiary banks             571        220
  Time deposits with unaffiliated bank                            107        100
  Investment securities held for long-term investment             269        603
  Investments in subsidiaries                                 140,447    115,466
  Notes receivable                                              1,130      1,363
  Investment in and advances to Amera Mortgage Corporation      1,459      1,246
  Equipment and furniture, net                                    662        624
  Excess of cost over net assets of acquired subsidiaries       1,818      2,202
  Other assets                                                  5,514      3,650
                                                             --------   --------

           Total assets                                      $152,307   $125,687
                                                             ========   ========

Liabilities and Stockholders' Equity
  Accounts payable, accrued expenses and other liabilities   $  3,732   $  3,124
  Debt obligations payable to affiliates                        4,900      8,900
  Debt obligations payable to unaffiliated entities            14,100     18,150
  Subordinated debentures                                      49,403     25,109
                                                             --------   --------
           Total liabilities                                   72,135     55,283
  Stockholders' equity                                         80,172     70,404
                                                             --------   --------

           Total liabilities and stockholders' equity        $152,307   $125,687
                                                             ========   ========

CONDENSED STATEMENTS OF INCOME

                                                    - Year Ended December 31 -
                                                 --------   --------   --------
                                                   2001       2000       1999
                                                 --------   --------   --------
Income:
  Dividends from subsidiaries                    $  7,896   $  7,018   $  5,650
  Intercompany fees                                 6,130      6,362      5,424
  Interest                                            200        182        290
  Other                                                69        139         34
                                                 --------   --------   --------
      Total income                                 14,295     13,701     11,398
Expenses:
  Interest                                          5,102      4,568      3,770
  Salaries and employee benefits                    4,997      4,154      3,310
  Occupancy                                           399        333        260
  Amortization, equipment rent and
    depreciation                                    1,086      1,212      1,520
  Other                                               908      2,942      1,295
                                                 --------   --------   --------
      Total expenses                               12,492     13,209     10,155
                                                 --------   --------   --------
                                                    1,803        492      1,243
Equity in undistributed net earnings of
  consolidated subsidiaries                         6,496      5,232      2,880
Federal income taxes (credit)                      (2,419)    (2,311)    (1,286)
                                                 --------   --------   --------

         Net income                              $ 10,718   $  8,035   $  5,409
                                                 ========   ========   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE Q--PARENT COMPANY FINANCIAL INFORMATION--CONTINUED

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     - Year Ended December 31 -
                                                                                   2001        2000        1999
                                                                                 --------    --------    --------
                                                                                            (in $1,000s)
OPERATING ACTIVITIES
  Net income                                                                     $ 10,718    $  8,035    $  5,409
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in undistributed net earnings of subsidiaries                         (6,496)     (5,232)     (2,880)
      Equity in net loss from Amera Mortgage Corporation                                        1,277         593
      Depreciation and amortization                                                   613         622         535
  Decrease (increase) in amounts due from subsidiaries and other
    assets                                                                         (1,061)      6,182       2,157
  Increase (decrease) in accounts payable, accrued expenses and other
    liabilities                                                                       608         161         (29)
                                                                                 --------    --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     4,382      11,045       5,785

INVESTING ACTIVITIES
   Net cash investments in subsidiaries                                           (18,598)     (8,107)    (23,397)
   Net payments from (advances to) Amera Mortgage Corporation                        (213)       (180)        101
   Purchases of investment securities                                                                        (181)
   Proceeds from sales and maturities of securities                                   334         215
   Proceeds from sales of equipment and furniture                                       1           5         114
   Purchases of equipment and furniture                                              (268)       (300)       (183)
                                                                                 --------    --------    --------
       NET CASH USED BY INVESTING ACTIVITIES                                      (18,744)     (8,367)    (23,546)

FINANCING ACTIVITIES
   Net borrowings (payments) on debt obligations                                   (8,050)     (2,850)     20,300
   Net proceeds from issuance of common stock                                       1,753       3,011           6
   Net proceeds from issuance of subordinated debentures                           24,248
   Cash dividends paid                                                             (3,114)     (2,534)     (2,322)
                                                                                 --------    --------    --------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            14,837      (2,373)     17,984
                                                                                 --------    --------    --------
       INCREASE IN CASH AND CASH EQUIVALENTS                                          475         305         223
Cash and cash equivalents at beginning of year                                        533         228           5
                                                                                 --------    --------    --------

       CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  1,008    $    533    $    228
                                                                                 ========    ========    ========

NOTE R--ACQUISITION OF MINORITY INTERESTS

During 2000, three banks which were previously majority-owned by Capitol (Brighton Commerce Bank, Kent Commerce Bank and Muskegon Commerce Bank) became wholly-owned, resulting from share exchange transactions with the banks' minority shareholders. Had these acquisitions of minority interests occurred at the beginning of 2000, consolidated net income would have approximated $7.9 million and diluted earnings per share would have been $1.04.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITOL BANCORP LIMITED


NOTE R--ACQUISITION OF MINORITY INTERESTS--CONTINUED

During 1999, Macomb Community Bank also became wholly-owned through a similar share exchange transaction with its minority shareholders.

Each of these acquisitions have been accounted for under the purchase method of accounting. Goodwill arising from these transactions is generally amortized through December 31, 2001, on a straight-line basis over a period of 15 years after the acquisition date.

Sun has also entered into similar share exchange transactions with minority shareholders of its banks (three in 2001 and one in 2000), which have been accounted for similar to Capitol's share exchange transactions. Sun's share exchange transactions did not have a material effect on Capitol's consolidated financial position or results of operations.

NOTE S--PROPOSED ACQUISITION REGARDING SUN COMMUNITY BANCORP

In November 2001, the boards of directors of Capitol and Sun Community Bancorp Limited entered into a proposed plan of share exchange. The proposed plan of share exchange is subject to the approval of the shareholders of both Capitol and Sun. The proposed share exchange, if consummated, would result in Capitol issuing .734 shares of its previously unissued common stock for each common share of Sun's common stock held by shareholders other than Capitol. Capitol estimates that it would issue approximately 2.7 million shares of its common stock and 850,000 stock options if the share exchange is completed as proposed.

NOTE T--PENDING APPLICATIONS FOR NEW BANKS

At December 31, 2001, applications were pending for the formation of two new banks, Bank of Las Vegas (to become a majority-owned subsidiary of Nevada Community Bancorp Limited) and Napa Community Bank (to become a majority-owned subsidiary of First California Northern Bancorp).

Both of these banks are expected to open in 2002.

                      This page intentionally left blank.

                                     [LOGO]

                               2001 ANNUAL REPORT
                               ------------------

                            CAPITOL Bancorp Limited
                         SUN COMMUNITY Bancorp Limited
                        NEVADA COMMUNITY Bancorp Limited
                          SUNRISE CAPITAL Corporation
                       INDIANA COMMUNITY Bancorp Limited
                       FIRST CALIFORNIA NORTHERN Bancorp

                               TO OUR SHAREHOLDERS


In 1988, at the commencement of operations of Capitol Bancorp Limited, total consolidated assets approximated $44 million. Today, current consolidated assets exceed $2 billion. For our first year of operation, total consolidated income was reported at $520,000. Income for 2001 exceeded $10 million. In 1988 we operated a single bank. Today, our affiliated community bank network includes 29 separate institutions operating in six states. Since 1988, we have successfully sought community-based capital on more than 50 separate occasions, encouraging the localization of ownership of our affiliate community banks and rewarding those investors who have chosen to participate with us in this effort.

In 1988 we believed that a profitable affiliate community banking network could be built and that each banking institution could serve as a good citizen within its community. Today this belief has been realized and serves as the cornerstone of our company. Community banks serve as an important catalyst for dynamic communities seeking growth and economic stability. Our boards of directors are composed of successful individuals who serve as major contributors to their community. They are an integral part of the fabric of the community in which they reside. Under their direction, each of our community banks exercises local authority over the important banking decisions which are necessary to ensure a profitable banking operation. I invite you to review the comments of our bank presidents enclosed in this report. We are not only pleased with the financial success of our company, but are also very proud of the efforts toward community responsibility initiated by each of our bank presidents and their boards of directors.

The earnings, events and expectations of our company are set forth in the remainder of this report. As you read, you will not glean a sense of complacency. Both management and your Board of Directors are committed to continued refinement of our earnings objectives and continued commitment to our community bank model which supports both growth and stability.

EARNINGS

We continue to achieve record earnings. Over the past three years, consolidated earnings have nearly doubled from $5.4 million in 1999 to $10.7 million in 2001. During the same period, earnings per share have risen from $0.83 per share in 1999 to $1.35 per share in 2001. Net operating revenue, a key banking sector metric, advanced from $52 million in 1999 to over $90 million in 2001.

Earnings growth continues to be the primary objective of the Corporation. During the past 5 1/2 years we opened 23 start-up community banks. Each bank, at the outset, is dilutive to the consolidated earnings stream of the Corporation. However, these efforts are beginning to bear fruit. Both the geographic diversity, particularly in higher-growth Southwest U.S. markets, and ongoing maturation of our bank operations serve to encourage developing earnings potential.

                            CAPITOL BANCORP LIMITED
                            -----------------------
                             CONSOLIDATED EARNINGS

                                 ($ in millions)

               1999                  2000                   2001
               ----                  ----                   ----
              5.409                  8.03                  10.72

                            CAPITOL BANCORP LIMITED
                            -----------------------
                               EARNINGS PER SHARE

             FY 1999                FY 2000               FY 2001
             -------                -------               -------
              $0.83                  $1.13                 $1.35


                            CAPITOL BANCORP LIMITED
                            -----------------------
                             NET OPERATING REVENUE

                                 ($ in millions)

             FY 1999                FY 2000               FY 2001
             -------                -------               -------
               52.1                  72.51                 90.10

EVENTS

DE NOVO DEVELOPMENT

Unlike calendar years 1998, 1999 and 2000, when we opened six, four and five banks respectively, the year 2001 produced a single DE NOVO bank within our affiliated group, Sunrise Bank of San Diego. Opened only since January 2001, this bank exceeded all of our expectations, reporting operating profits for the fourth quarter of the year. Early 2002 has witnessed the launching of two new affiliates within our family: Napa Community Bank, in northern California and Bank of Las Vegas, in Nevada.

ACQUISITIONS

Following our traditional shared ownership practice when launching new affiliates, 2001 witnessed three of our Southwest-based community banks approaching their third anniversary date, which is the time that internal ownership consolidation is considered by the shareholders of the bank. Having maintained a majority ownership position in these banks, Sun Community Bancorp Limited entered into separate share exchange agreements with Camelback Community Bank, Southern Arizona Community Bank and Mesa Bank. Each transaction was approved by the shareholders of the respective bank, and these three affiliates are now wholly-owned subsidiaries of Sun. As is true with each of our "bank development partnerships", the bank name, board composition, individual strategic plan, and local decision-making has been preserved following the exchange transaction.

                                   ----------

  "WE ARE NOT ONLY PLEASED WITH THE FINANCIAL SUCCESS OF OUR COMPANY, BUT ALSO

 VERY PROUD OF THE EFFORTS TOWARD COMMUNITY RESPONSIBILITY INITIATED BY EACH OF

              OUR BANK PRESIDENTS AND THEIR BOARDS OF DIRECTORS."

                                   ----------

PROPOSED SHARE EXCHANGE BETWEEN SUN AND CAPITOL

In November 2001, the Boards of Directors of Sun Community Bancorp Limited and Capitol Bancorp Limited approved a plan of share exchange which will result in the delivery of Sun shares to Capitol in exchange for Capitol shares, subject to approval of both shareholder groups. Separate fairness opinions and shareholder approval requirements were carefully followed by the Boards of both Sun and Capitol.

Consolidation of the Capitol-Sun public ownership will serve to increase the "float" of public stock at Capitol Bancorp, while decreasing the perceived complexity of our operations from a public investor perspective. Because each of our affiliates operate on a common platform, share technological systems, cultivate organic growth and access identical strategic support systems at the holding company level, this proposed transaction, along with our other internal "acquisitions", is free from the typical cultural issues which can serve as potential obstacles to successful integration.

ASSET GROWTH

During 2001, our affiliate operations added more than $400 million in organic asset growth. Consolidated assets increased from $1.6 billion to $2 billion. Putting this into historical perspective, our Corporation operated for ten years before we reached $1 billion in consolidated assets in December of 1998. This second billion dollars of balance sheet growth has been achieved in less than three years.

OTHER EVENTS

In the course of 2001, numerous other operational matters were addressed by the corporate team including a system conversion, enhancement of our Internet banking product and the expansion of investment advisory and wealth management services.

At the time of this writing, auditor independence is a topic receiving significant media attention in the wake of at least one major company's debacle. One clear indicator of a serious problem is an audit firm's potential conflict of interest, either real or perceived, when the companies they audit engage them for significant consulting work, especially when consulting fees they receive exceed the fees paid for auditing. As a public company, we endeavor to ensure the independence of our auditors, BDO Seidman LLP, by avoiding the potential conflict which could arise from receiving services unrelated to auditing, accounting or tax compliance.

                                   ----------

                      "OUR COMMITMENT TO COMMUNITY BANKING

                    IS THE FOUNDATION OF OUR CORE OPERATION."

                                   ----------

EXPECTATIONS

DURING CALENDAR YEAR 2002

Over the course of the current calendar year we expect continued material growth in our balance sheet. We are focused on continued earnings refinement at a number of our affiliate banks. This is a major undertaking involving all of us at Capitol Bancorp Limited.

Less significant this year, but still present as an important part of our mission, is the exploration of additional DE NOVO bank opportunities. We will continue to be both prudent and opportunistic in the selection of DE NOVO initiatives. Further enhancement of services and fully exploiting and capturing noninterest income opportunities at our existing banks has become a greater near-term priority.

The effect of the proposed share exchange with Sun Community Bancorp will serve to enhance our consolidated earnings growth rate over the course of the current calendar year. Our rate of growth on an earnings-per-share basis will be diluted temporarily following the share exchange; however, this effect is not expected to be material in 2003.

CAPITOL BANCORP LIMITED
-----------------------
Lansing, MI
29 affiliate banks
Banks located in Michigan,
Arizona, Nevada, Indiana,
New Mexico, and California

AS OF DECEMBER 31
-----------------
Closing Stock Price        $13.30
52-Week High               $17.50
52-Week Low                $ 9.69
2001 Price Change          +36.4%
Total Assets          over $2 billion

                                   ----------

          "BOTH THE GEOGRAPHIC DIVERSITY, PARTICULARLY IN HIGHER-GROWTH

      SOUTHWEST U.S. MARKETS, AND ONGOING MATURATION OF OUR BANK OPERATIONS

               SERVE TO ENCOURAGE DEVELOPING EARNINGS POTENTIAL."

                                   ----------

LONGER RANGE PROBABILITY (5 YEARS)

Acknowledging that long-range corporate forecasts are typically even less reliable than long-range weather forecasts, nevertheless, our current corporate momentum suggests that we will double the size of our balance sheet over this five year time period. Organic growth is the product of our maturing banks and is feasible without additional DE NOVO banks. However, during this same period we do expect to participate in a number of DE NOVO bank development opportunities.

Our commitment to community banking is the foundation of our core operation. Decentralization of management, while often presenting corporate challenges, serves to decentralize risk and risk concentration. We continue to work toward local branding, initiated by each of our banks individually, in contrast to a universal standard typical of large financial institutions focused on transactional, as opposed to relationship, banking. We will continue to encourage and foster hometown customer loyalty, a financially and socially rewarding byproduct of relationship banking, local identity, local decision-making and local ownership.

We invite you to be with us in this effort.


                               /s/ Joseph D. Reid

                                 JOSEPH D. REID
                       CHAIRMAN & CHIEF EXECUTIVE OFFICER

        CAPITOL BANCORP                            SUN COMMUNITY                       SUNRISE CAPITAL
            LIMITED                               BANCORP LIMITED                        CORPORATION
            -------                               ---------------                        -----------
BOARD OF DIRECTORS                      BOARD OF DIRECTORS                      BOARD OF DIRECTORS

LOUIS G. ALLEN                          MICHAEL J. DEVINE                       STEVEN K. BLACK
PRIVATE BANKER, RETIRED                 ATTORNEY AT LAW                         PRESIDENT, CALIFORNIA REGION
                                                                                Sunrise Capital Corporation
PAUL R. BALLARD                         RICHARD N. FLYNN
EXECUTIVE VICE PRESIDENT                PRESIDENT                               MICHAEL J. DEVINE
Capitol Bancorp Limited                 Flynn & Associates                      ATTORNEY AT LAW

DAVID L. BECKER                         MICHAEL F. HANNLEY                      CRISTIN REID ENGLISH
DIRECTOR                                PRESIDENT & CHIEF EXECUTIVE OFFICER     EXECUTIVE VICE PRESIDENT
Becker Insurance Agency, P.C.           Bank of Tucson                          Capitol Bancorp Limited

ROBERT C. CARR                          RICHARD IMWALLE                         WILLIAM D. HINZ, II
EXECUTIVE VICE PRESIDENT & TREASURER    PRESIDENT                               PRESIDENT
Capitol Bancorp Limited                 University of Arizona Foundation        Sunrise Bank of Arizona

DOUGLAS E. CRIST                        MICHAEL L. KASTEN                       MICHAEL L. KASTEN
PRESIDENT                               MANAGING PARTNER                        MANAGING PARTNER
Developers of SW Florida, Inc.          Kasten Investments, L.L.C.              Kasten Investments, L.L.C.

JAMES C. EPOLITO                        JOHN S. LEWIS                           JOSEPH D. REID
PRESIDENT & CHIEF EXECUTIVE OFFICER     PRESIDENT                               CHAIRMAN & CHIEF EXECUTIVE OFFICER
The Accident Fund Company               Sun Community Bancorp Limited           Capitol Bancorp Limited
                                                                                Sun Community Bancorp Limited
CRISTIN REID ENGLISH                    HUMBERTO S. LOPEZ
EXECUTIVE VICE PRESIDENT                PRESIDENT                               DOUGLAS N. REYNOLDS
Capitol Bancorp Limited                 HSL Properties, Inc.                    CHIEF CREDIT OFFICER
                                                                                Sunrise Bank of Arizona
GARY A. FALKENBERG, D.O.                KATHRYN L. MUNRO
PHYSICIAN                               CHAIRMAN & CHIEF EXECUTIVE OFFICER            INDIANA COMMUNITY
                                        Bridge West, L.L.C.                            BANCORP LIMITED
JOEL I. FERGUSON                                                                       ---------------
CHAIRMAN                                JOSEPH D. REID
Ferguson Development, L.L.C.            CHAIRMAN & CHIEF EXECUTIVE OFFICER      BOARD OF DIRECTORS
                                        Capitol Bancorp Limited
KATHLEEN A. GASKIN                      Sun Community Bancorp Limited           PAUL R. BALLARD
ASSOCIATE BROKER AND STATE APPRAISER                                            EXECUTIVE VICE PRESIDENT
Tomie Raines, Inc. Realtors             RONALD K. SABLE                         Capitol Bancorp Limited
                                        CHIEF EXECUTIVE OFFICER
H. NICHOLAS GENOVA                      Concord Solutions, L.L.C.               ROBERT C. CARR
CHAIRMAN & CHIEF EXECUTIVE OFFICER                                              EXECUTIVE VICE PRESIDENT & TREASURER
Washtenaw News Company, Inc.                     NEVADA COMMUNITY               Capitol Bancorp Limited
                                                 BANCORP LIMITED
LEWIS D. JOHNS                                   ---------------                J. CHRISTOPHER CHOCOLA
PRESIDENT                                                                       CHAIRMAN OF THE BOARD
Mid-Michigan Investment Company         BOARD OF DIRECTORS                      CTB, Inc.

MICHAEL L. KASTEN                       GLENN C. CHRISTENSON                    MYRL D. NOFZIGER
MANAGING PARTNER                        EVP, CHIEF FINANCIAL OFFICER AND CAO    PRESIDENT
Kasten Investments, L.L.C.              Station Casinos, Inc.                   Hoogenboom Nofziger

JOHN S. LEWIS                           MICHAEL J. DEVINE                       JOSEPH D. REID
PRESIDENT                               ATTORNEY AT LAW                         CHAIRMAN & CHIEF EXECUTIVE OFFICER
Sun Community Bancorp Limited                                                   Capitol Bancorp Limited
                                        CRISTIN REID ENGLISH                    Sun Community Bancorp Limited
LEONARD MAAS                            EXECUTIVE VICE PRESIDENT
PRESIDENT                               Capitol Bancorp Limited                 LARRY SCHROCK
Gillisse Construction Company                                                   PRESIDENT
                                        JOEL I. FERGUSON                        Deutsch Kase Haus, Inc.
LYLE W. MILLER                          CHAIRMAN
PRESIDENT                               Ferguson Development, L.L.C.                  FIRST CALIFORNIA
Servco, Inc.                                                                          NORTHERN BANCORP
                                        MICHAEL F. HANNLEY                            ----------------
DAVID O'LEARY                           PRESIDENT & CHIEF EXECUTIVE OFFICER
CHAIRMAN                                Bank of Tucson                          BOARD OF DIRECTORS
O'Leary Paint Company
                                        MARK A. JAMES                           CRISTIN REID ENGLISH
JOSEPH D. REID                          ATTORNEY AT LAW/STATE SENATOR           EXECUTIVE VICE PRESIDENT
CHAIRMAN & CHIEF EXECUTIVE OFFICER      James, Driggs, Walch, Santoro,          Capitol Bancorp Limited
Capitol Bancorp Limited                 Kearney, Johnson & Thompson
Sun Community Bancorp Limited                                                   C. PAUL JOHNSON
                                        LEWIS D. JOHNS                          PRESIDENT
                                        PRESIDENT                               Astrale e Terra Winery
                                        Mid-Michigan Investment Company
                                                                                PAUL J. KRSEK
                                        MICHAEL L. KASTEN                       PRESIDENT
                                        MANAGING PARTNER                        Krsek & Andreae
                                        Kasten Investments, L.L.C.
                                                                                DAVID L. MCSHERRY
                                        LARRY W. KIFER                          INVESTOR
                                        CHAIRMAN & CHIEF EXECUTIVE OFFICER      Northwest Investment Company, L.L.C.
                                        Algiers Hotel
                                                                                DAVID O'LEARY
                                        HUMBERTO S. LOPEZ                       CHAIRMAN
                                        PRESIDENT                               O'Leary Paint Company
                                        HSL Properties, Inc.
                                                                                JOSEPH D. REID
                                        THOMAS C. MANGIONE                      CHAIRMAN & CHIEF EXECUTIVE OFFICER
                                        PRESIDENT & CHIEF OPERATING OFFICER     Capitol Bancorp Limited
                                        Nevada Community Bancorp Limited        Sun Community Bancorp Limited

                                        JOSEPH D. REID
                                        CHAIRMAN & CHIEF EXECUTIVE OFFICER
                                        Capitol Bancorp Limited
                                        Sun Community Bancorp Limited

                                        EDWARD D. SMITH
                                        PRESIDENT
                                        Smith-Christensen Enterprises

          CAPITOL BANCORP
             LIMITED
             -------
OFFICERS

JOSEPH D. REID
CHAIRMAN & CHIEF EXECUTIVE OFFICER

DAVID O'LEARY
SECRETARY

PAUL R. BALLARD
EXECUTIVE VICE PRESIDENT

ROBERT C. CARR
EXECUTIVE VICE PRESIDENT & TREASURER

DAVID J. DUTTON
EXECUTIVE VICE PRESIDENT
& CHIEF INFORMATION OFFICER

CRISTIN REID ENGLISH
EXECUTIVE VICE PRESIDENT

LEE W. HENDRICKSON
EXECUTIVE VICE PRESIDENT
& CHIEF FINANCIAL OFFICER

CHARLES J. MCDONALD
EXECUTIVE VICE PRESIDENT & CASHIER

MICHAEL M. MORAN
EXECUTIVE VICE PRESIDENT

DAVID K. POWERS
EXECUTIVE VICE PRESIDENT

WILLIAM E. RHEAUME
EXECUTIVE VICE PRESIDENT
& SENIOR COUNSEL

BRUCE A. THOMAS
EXECUTIVE VICE PRESIDENT

BRIAN K. ENGLISH
GENERAL COUNSEL

CARL C. FARRAR
SENIOR VICE PRESIDENT

LINDA D. PAVONA
SENIOR VICE PRESIDENT

JOHN C. SMYTHE
SENIOR VICE PRESIDENT

MARIE D. WALKER
SENIOR VICE PRESIDENT & CONTROLLER

MARC A. DEUR
VICE PRESIDENT

JANET L. HARDIN
VICE PRESIDENT

STEPHANIE A. MAAT
VICE PRESIDENT

           BOARD OF DIRECTORS                                      [PHOTO OF ANN ARBOR COMMERCE BANK]

            DONALD E. BUTCHER                                            ANN ARBOR COMMERCE BANK
    COMMERCIAL REAL ESTATE DEVELOPER
                                                                         2950 State Street South
             ROBERT C. CARR                                               Ann Arbor, MI 48104
  EXECUTIVE VICE PRESIDENT & TREASURER                                        734.887.3100
         Capitol Bancorp Limited
                                                                        www.annarborcommerce.com
            RICHARD G. DORNER
   PRESIDENT & CHIEF EXECUTIVE OFFICER
         Ann Arbor Commerce Bank            Ann Arbor - innovative, academic, entrepreneurial, caring. Ann Arbor was the perfect location for a DE NOVO bank in 1990. Reflecting the pulse and composition
             JAMES A. FAJEN                 of the city has been our road map, as Ann Arbor Commerce Bank has become an
             ATTORNEY AT LAW                integral and respected partner in the community.
        Fajen & Miller, P.L.L.C.
                                            *    Nonprofit organizations play a vital role in our community. In addition to
              JAMES W. FINN                      supporting them and serving on boards, we developed our Community+Plus
   CHAIRMAN & CHIEF EXECUTIVE OFFICER            checking account designed specifically for 501(c) 3 organizations. This
   Finn's-JM&J Insurance Agency, Inc.            account provides special features, including interest on balances of $501 or higher.
           H. NICHOLAS GENOVA
   CHAIRMAN & CHIEF EXECUTIVE OFFICER       *    We created an innovative banking package to assist a new jazz program at
      Washtenaw News Company, Inc.               Community High School. This program is now a model nationally, and the music teacher was recognized as Teacher of the Year in 1996. Ann Arbor
            RICHARD M. GREENE                    Commerce Bank was recognized on the school's musical CD in recognition of
      Richard Green Point Training               our support.

           MARILYN D. KATZ-PEK              *    We received a Special Tribute signed by Governor John Engler and other
        GENERAL MANAGING PARTNER                 state officials after we received our fourth consecutive Fast Track Award
   Biotechnology Business Consultants            from the Washtenaw Development Council.

              JAMES C. KEEN                 *    We recognize the importance of teaching children to be wise consumers and
         CHIEF EXECUTIVE OFFICER                 understand credit. In addition to our Simply Savings Account, future plans
           Cliff Keen Athletic                   include methods to help young people learn to save, invest, and handle credit prudently.
             DAVID W. LUTTON
                PRESIDENT
        Charles Reinhart Company                                    BUILDING LASTING RELATIONSHIPS . . .
                                                                        CREATING LIFETIME VALUE.
             FRITZ SEYFERTH
          MANAGEMENT CONSULTANT                                           /s/ RICHARD G. DORNER
       Fritz Seyferth & Associates                                          RICHARD G. DORNER
                                            [LOGO]                 PRESIDENT & CHIEF EXECUTIVE OFFICER
           CARL VAN APPLEDORN
             VICE PRESIDENT
     Urological Surgery Assoc., P.C.

            WARREN E. WRIGHT
           CHAIRMAN & PARTNER
           Renosol Corporation


                OFFICERS

             JAMES A. FAJEN
          CHAIRMAN OF THE BOARD

             ROBERT C. CARR
              VICE CHAIRMAN

            WARREN E. WRIGHT
                SECRETARY

            RICHARD G. DORNER
   PRESIDENT & CHIEF EXECUTIVE OFFICER

           CLIFFORD G. SHELDON
        EXECUTIVE VICE PRESIDENT

            BRIAN F. PICKNELL
          SENIOR VICE PRESIDENT

                MARY HAYS
             VICE PRESIDENT

              RICK H. JAMES
             VICE PRESIDENT

             LOUISE A. MORSE
        VICE PRESIDENT & CASHIER

             JOHN NIXON III
             VICE PRESIDENT

             RICHARD G. TICE
             VICE PRESIDENT

             JOHN J. WILKINS
             VICE PRESIDENT

                       [PHOTO OF ARROWHEAD COMMUNITY BANK]                                      BOARD OF DIRECTORS

                            ARROWHEAD COMMUNITY BANK                                             PATRICK DAGGETT
                                                                                           CERTIFIED PUBLIC ACCOUNTANT
                       17235 North 75th Avenue, Suite B100                                    Daggett & Daggett, LLP
                               Glendale, AZ 85308
                                  623.776.0800                                                   MICHAEL J. DEVINE
                         www.arrowheadcommunitybank.com                                           ATTORNEY AT LAW

                                                                                                  THOMAS E. GYDER
At Arrowhead Community Bank, we believe "community" is more than just a part of             PRESIDENT & GENERAL MANAGER
our name, it is a philosophy we embrace in everything we do. Whether tailoring          Wilhelm Automotive Service Centers
bank products to fit specific community needs, or contributing many hours to
local service projects, Arrowhead's commitment to, and participation in, the                     RICHARD J. HILDE
Glendale-Peoria community has made a significant impact during its short tenure               CHIEF EXECUTIVE OFFICER
in the marketplace.                                                                                  EPW, Inc.

*    A member of our management team participates on the executive board of New                  MICHAEL L. KASTEN
     Life Center (NLC), a local domestic violence shelter. The staff supports                    MANAGING PARTNER
     NLC's Bowl-A-Thon; collects reusable items from friends and family for                 Kasten Investments, L.L.C.
     donation to the shelter's thrift store; and in December, the Bank served as
     a collection point for gifts donated for distribution to the residents of                     ARLENE KULZER
     the shelter.                                                                                    PRESIDENT
                                                                                             Arrowhead Community Bank
*    Staff members serve on boards, participate in small business fairs, speak
     to local service organizations and schools, and serve as judges in                         DENNIS E. LANDAUER
     allocating funds donated to the Peoria School District for use in                           MANAGING DIRECTOR
     extracurricular projects.                                                        American Express Tax & Business Services

*    Our community involvement doesn't end with donating time. Arrowhead offers                  ELAINE P. MAIMON
     a service-charge free, interest-bearing checking account to nonprofit            CAMPUS CHIEF EXECUTIVE OFFICER AND PROVOST
     organizations; and, as in the case of Theater Works, a nonprofit community            Arizona State University West
     theater group. In addition to the checking account, the Bank reinvested
     loan fees charged back into theater programs.                                                JAMES J. MCCUE
                                                                                                AVIATION CONSULTANT
                                                                                                Sherwin Industries

              COMMUNITY IS MORE THAN JUST A PART OF OUR NAME . . .                               TERRANCE C. MEAD
               IT IS A PHILOSOPHY WE EMBRACE IN EVERYTHING WE DO.                              ATTORNEY AT LAW/OWNER
                                                                                                 Mead & Associates
                               /s/ ARLENE KULZER
                                 ARLENE KULZER                                                     JOHN C. OGDEN
                                   PRESIDENT                              [LOGO]        PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                                                            SunCor Development Company

                                                                                                  CAROL A. POORE
                                                                                             DIRECTOR OF COMMUNICATION
                                                                                                  New West Energy

                                                                                                RICHARD A. SHELTON
                                                                                                EXECUTIVE DIRECTOR
                                                                                            Symphony of the West Valley


                                                                                                     OFFICERS

                                                                                                 MICHAEL L. KASTEN
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                   JOHN C. OGDEN
                                                                                                   VICE CHAIRMAN

                                                                                                  JOSEPH D. REID
                                                                                              CHIEF EXECUTIVE OFFICER

                                                                                                  JAMES J. MCCUE
                                                                                                     SECRETARY

                                                                                                   ARLENE KULZER
                                                                                                     PRESIDENT

                                                                                                   ARLENE KULZER
                                                                                                     PRESIDENT

                                                                                                DENNIS E. LANDAUER
                                                                                                     CHAIRMAN
                                                                                             DIRECTORS' LOAN COMMITTEE

                                                                                                 WILLIAM H. SMITH
                                                                                               SENIOR VICE PRESIDENT

                                                                                                 URSULA L. JACKSON
                                                                                                  VICE PRESIDENT

                                                                                              DEBORAH M. CHARLESWORTH
                                                                                                  VICE PRESIDENT

                                                                                                 BARRY S. EDWARDS
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                           [PHOTO OF BANK OF TUCSON]

              BRUCE I. ASH                                                   BANK OF TUCSON
             VICE PRESIDENT
       Paul Ash Management, L.L.C.                                         4400 East Broadway
                                                                            Tucson, AZ 85711
          SLIVY EDMONDS COTTON                                                520.321.4500
   CHAIRMAN & CHIEF EXECUTIVE OFFICER                                     www.bankoftucson.com
             Perpetua, Inc.

            MICHAEL J. DEVINE               Bank of Tucson employees are making their mark in the Tucson community through
             ATTORNEY AT LAW                volunteerism, leadership roles, lobbying legislation and fundraising for local charities. We recognize the importance of our civic responsibilites in running a
            BRIAN K. ENGLISH                successful community bank. Our strategic vision as a substantial resource for
             GENERAL COUNSEL                small businesses and nonprofit agencies has received a heart-warming response.
         Capitol Bancorp Limited
                                            *    The men and women of Bank of Tucson are well respected and influential in
          WILLIAM A. ESTES, JR.                  many civic, government and nonprofit organizations, for their efforts to
                PRESIDENT                        understand both local issues and offer assistance to those in need. They
                Tem Corp.                        also contribute their personal time and resources to community efforts.
                                                 Officers represent the Bank proudly on prestigious boards such as the YMCA,
            RICHARD N. FLYNN                     Salvation Army, The Business Development Finance Corporation, the Beacon
                PRESIDENT                        Foundation, and several local hospitals. One employee distinguished herself
           Flynn & Associates                    by personally lobbying for legislation to change laws that would further enable adults with disabilities to purchase a home of their own.
           MICHAEL F. HANNLEY
   PRESIDENT & CHIEF EXECUTIVE OFFICER      *    The Bank also assists the community through unique products like fee
             Bank of Tucson                      rebates and interest-bearing accounts for nonprofits. In addition, the Bank participates in sponsoring local charitable events. For the fifth
            MICHAEL J. HARRIS                    consecutive year, Bank of Tucson was the title sponsor of the Wildcat Dream
            ASSOCIATE BROKER                     Invitational hosted by NBA star, Steve Kerr. The event, which took place in
           Long Realty Company                   September, raised over $21,000 for youth basketball through a golf tournament, dinner and auction.
           RICHARD F. IMWALLE
                PRESIDENT
    University of Arizona Foundation                              IN THE SPIRIT OF GIVING, WE RECEIVE.

            MICHAEL L. KASTEN                                            /s/ MICHAEL F. HANNLEY
            MANAGING PARTNER                                               MICHAEL F. HANNLEY
       Kasten Investments, L.L.C.           [LOGO]                PRESIDENT & CHIEF EXECUTIVE OFFICER

            BURTON J. KINERK
             ATTORNEY AT LAW
   Kinerk, Beal, Schmidt & Dyer, P.C.

           LYN M. PAPANIKOLAS
                 REALTOR
           Long Realty Company


                OFFICERS

           RICHARD F. IMWALLE
          CHAIRMAN OF THE BOARD

            MICHAEL J. DEVINE
              VICE CHAIRMAN

            RICHARD N. FLYNN
                SECRETARY

           MICHAEL F. HANNLEY
   PRESIDENT & CHIEF EXECUTIVE OFFICER

             C. DAVID FOUST
        EXECUTIVE VICE PRESIDENT
         & CHIEF CREDIT OFFICER

            BARBARA A. SADLER
          SENIOR VICE PRESIDENT

             SANDI L. SMITHE
          SENIOR VICE PRESIDENT

          CHARLENE F. SHUMAKER
             VICE PRESIDENT

                    [PHOTO OF BLACK MOUNTAIN COMMUNITY BANK]                                    BOARD OF DIRECTORS

                          BLACK MOUNTAIN COMMUNITY BANK                                          PETER M. ATKINSON
                                                                                                     PRESIDENT
                   1700 West Horizon Ridge Parkway, Suite 101                              Black Mountain Community Bank
                              Henderson, NV 89012
                                  702.990.5900                                                   MICHAEL J. DEVINE
                       www.blackmountaincommunitybank.com                                         ATTORNEY AT LAW

Black Mountain Community Bank has only recently begun operating in the Henderson                 BETTY A. KINCAID
community, and we are already having a positive impact. We strongly believe in                       PRESIDENT
giving back to our community while setting a good example for other businesses               Southwest Exchange Corp.
to emulate. All of our employees have a strong community spirit, as evidenced by
the following commitments:                                                                       CHARLES L. LASKY
                                                                                                     PRESIDENT
*    We are assisting the City of Henderson Redevelopment Agency in creating                Lasky Fifarek & Hogan P.C.
     loan documents for their new Business Revolving Loan Program, which assists
     financially disadvantaged businesses.                                                       CLAIRE MACDONALD
                                                                                                  VICE PRESIDENT
*    Our employees are very involved in the community. As a result of their                    MacDonald Properties
     efforts, seventy-two children have benefited from the generosity of staff
     members that have offered their homes as foster parents. Bank employees                    THOMAS C. MANGIONE
     also volunteer time at a nonprofit organization that assists patients as           PRESIDENT & CHIEF OPERATING OFFICER
     they recover from drug addiction.                                                   Nevada Community Bancorp Limited

*    For the second consecutive year, our employees and customers funded                         MICHAEL J. MIXER
     Thanksgiving dinners for needy families. At Christmas, through the Angel                    CORPORATE BROKER
     Tree Program, we provided gifts to seniors who are without families. In                  Colliers International
     addition, the Bank delivered gifts to local foster children.
                                                                                           M. COLLEEN O'CALLAGHAN-MIELE
*    The Bank was proud to have developed a program to assist a local doctor in               VP ASSISTANT PUBLISHER
     opening his first office in Las Vegas. The doctor is a pediatric oncologist                H.B.C. Publications
     who donates office space to the Candlelighters, a nonprofit support
     organization for parents of children with cancer. He also donates                           PHILIP N. RALSTON
     significant time at a local medical center treating children who cannot           CHIEF FINANCIAL OFFICER AND TREASURER
     afford specialized care.                                                           ANC. Inc. and Silver Springs, Inc.

                                                                                                JOSEPH D. REID III
                   IMAGINE . . . BANKING THE WAY YOU REMEMBER.                                   CORPORATE COUNSEL
                                                                                              Capitol Bancorp Limited
                             /s/ PETER M. ATKINSON
                               PETER M. ATKINSON                                               CHRISTOPHER G. SAMSON
                                    PRESIDENT                             [LOGO]                 PRESIDENT & OWNER
                                                                                                FN Investments Inc


                                                                                                     OFFICERS

                                                                                                THOMAS C. MANGIONE
                                                                                              CHAIRMAN OF THE BOARD
                                                                                            & CHIEF EXECUTIVE OFFICER

                                                                                                 MICHAEL J. DEVINE
                                                                                                   VICE CHAIRMAN

                                                                                                 CHARLES L. LASKY
                                                                                                     SECRETARY

                                                                                                 PETER M. ATKINSON
                                                                                                     PRESIDENT

                                                                                                 DAVID S. RENNICK
                                                                                             EXECUTIVE VICE PRESIDENT
                                                                                              & CHIEF CREDIT OFFICER

                                                                                                  KATHY M. LUCERO
                                                                                                  VICE PRESIDENT

                                                                                                   RAMON MCBRIDE
                                                                                                  VICE PRESIDENT

                                                                                                  SHARI A. SMITH
                                                                                                  VICE PRESIDENT



           BOARD OF DIRECTORS                                      [PHOTO OF BRIGHTON COMMERCE BANK]

             ROBERT C. CARR                                               BRIGHTON COMMERCE BANK
  EXECUTIVE VICE PRESIDENT & TREASURER
         Capitol Bancorp Limited                                         8700 North Second Street
                                                                            Brighton, MI 48116
               JOHN CODERE                                                     810.220.1199
                PRESIDENT                                                www.brightoncommerce.com
     Brighton Block & Concrete, Inc.

           MICHAEL B. CORRIGAN               Brighton Commerce Bank, the ONLY local community bank in Brighton, strives to
                PRESIDENT                    assist many local community groups and agencies. This can involve an employee's
       Corrigan Oil Company, Inc.            time and expertise as well as financial contributions. Some of the local groups and agencies that have been supported by Brighton Commerce Bank include:
            SCOTT C. GRIFFITH
                PRESIDENT                    *    The Lions Club - we have provided financial support for their new facility,
           Era Griffith Realty                    the "Lions Den," and for their community efforts to assist all residents of our county.
             WILLIAM LAMARRA
   CHAIRMAN & CHIEF EXECUTIVE OFFICER        *    Community Center of Brighton - the Bank provided assistance with financing
          Excelda Manufacturing                   the construction of the new Center which will be used by the Boy Scouts,
                                                  Rotary and other community service groups.
            MARK A. LATTERMAN
                PRESIDENT                    *    Brighton Center for Performing Arts - a Bank representative has served on
      Latterman & Associates, P.C.                the Board of Directors for a number of years and was Chairman for the past two years. The Center provides educational programs as well as
            PIET W. LINDHOUT                      entertainment for the local community.
         CHIEF EXECUTIVE OFFICER
           Lindhout Associates               *    Women's Resource Center of Livingston County - annually we provide a holiday tree in our lobby which provides examples of opportunities to
         GARY T. NICKERSON, SR.                   purchase gifts for local families. Employees also participate in the
   PRESIDENT & CHIEF EXECUTIVE OFFICER            purchase of these gifts.
         Brighton Commerce Bank
                                             *    The United Way - since our Bank's inception, 100% of our employees have
           CANDICE G. RANDOLPH                    annually donated time and resources to the United Way campaign in addition
SENIOR VICE PRESIDENT, CASHIER, & SECRETARY       to the bank's substantial annual gift.
         Brighton Commerce Bank
                                             We are proud of the significant contributions which we have made for the benefit
           MITCHELL J. STANLEY               of all residents of our community.
                PRESIDENT
       Mickey Stanley & Associates
                                                           PERSONALIZED SERVICE BY LOCAL EXPERIENCED PERSONNEL.
            JAMES A. WINCHEL
                PRESIDENT                                               /s/ GARY T. NICKERSON, SR.
    Colt Park Insurance Agency, Inc.                                      GARY T. NICKERSON, SR.
                                             [LOGO]                PRESIDENT & CHIEF EXECUTIVE OFFICER

                OFFICERS

             ROBERT C. CARR
          CHAIRMAN OF THE BOARD

           MICHAEL B. CORRIGAN
              VICE CHAIRMAN

         GARY T. NICKERSON, SR.
   PRESIDENT & CHIEF EXECUTIVE OFFICER

           CANDICE G. RANDOLPH
 SENIOR VICE PRESIDENT, CASHIER & SECRETARY

           JOSEPH M. PETRUCCI
          SENIOR VICE PRESIDENT

           WILLIAM R. ANDERSON
             VICE PRESIDENT

             John P. Szydzik
             VICE PRESIDENT

                       [PHOTO OF CAMELBACK COMMUNITY BANK]                                      BOARD OF DIRECTORS

                            CAMELBACK COMMUNITY BANK                                             SHIRLEY A. AGNOS
                                                                                                     PRESIDENT
                       2777 East Camelback Road, Suite 100                                       Arizona Town Hall
                                Phoenix, AZ 85016
                                  602.224.5800                                                    CORD ARMSTRONG
                              www.camelbackbank.com                                    CERTIFIED PUBLIC ACCOUNTANT & MANAGER
                                                                                       Miller Wagner Business Services, Inc.

At Camelback Community Bank we know it takes the efforts of many individuals and                 MICHAEL J. DEVINE
companies to provide the services necessary to meet the needs of a diverse                        ATTORNEY AT LAW
community. The Bank's contribution to assuring that the Phoenix area is able to
provide these programs and services include:                                                      WINFIELD HOLDEN
                                                                                                     PUBLISHER
*    Funding loans for nonprofit organizations, specifically:                                Arizona Highways Magazine

     -    construction of the Fresh Start Women's Foundation Women's Resource                    MICHAEL L. KASTEN
          Center, designed to meet the needs of women seeking self-sufficiency;                  MANAGING PARTNER
                                                                                            Kasten Investments, L.L.C.
     -    construction of the Junior League headquarters office;
                                                                                                 GREGORY M. KRUZEL
     -    rehabilitation of the local Girl Scout council's campsites; and,                   ATTORNEY AT LAW & PARTNER
                                                                                            Bruan, Becker, Kruzel, P.C.
     -    construction of a cancer center at a nonprofit, inner-city hospital.
                                                                                                   ROBERT LESTER
*    Creating a series of classroom presentations for a local grammar school                         PRESIDENT
     called "Banking on the Future." Lesson plans focus on financial literacy             Progressive Financial Concepts
     and the creation of a classroom account at the Bank.
                                                                                                   JOHN S. LEWIS
*    Offering the use of our Board room for meetings of nonprofit boards and                         PRESIDENT
     committees.                                                                           Sun Community Bancorp Limited

*    Originating "Investing Heart in our Community," a recognition program for                     TAMMY A. LINN
     teens that rewards their volunteer activities and community service.                       DIRECTOR/GOVERNOR'S
                                                                                             COMMUNITY POLICY OFFICER
*    Financing the acquisition and development of numerous single-family and
     multi-family residential properties intended for rehabilitation within the                  SUSAN C. MULLIGAN
     City of Phoenix.                                                                       CERTIFIED PUBLIC ACCOUNTANT

*    Encouraging our employees' involvement in local canned-food drives for the                  EARL A. PETZNICK
     food banks, trimming a holiday tree for the benefit of the Burns and Trauma        PRESIDENT & CHIEF EXECUTIVE OFFICER
     Association, collecting toys for the Police Department's annual drive and                 Northside Hay Company
     many other activities resulting from involvement on nonprofit boards.
                                                                                                BARBARA J. RALSTON
                           THE BANK WHERE YOU BELONG.                                   PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                                                             Camelback Community Bank
                             /s/ BARBARA J. RALSTON
                               BARBARA J. RALSTON                                                  DAN A. ROBLEDO
                      PRESIDENT & CHIEF EXECUTIVE OFFICER                 [LOGO]        PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                                                          Lawyer's Title of Arizona, Inc.

                                                                                               JACQUELINE J. STEINER
                                                                                                COMMUNITY VOLUNTEER


                                                                                                     OFFICERS

                                                                                                  DAN A. ROBLEDO
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                 MICHAEL L. KASTEN
                                                                                                   VICE CHAIRMAN

                                                                                                 SHIRLEY A. AGNOS
                                                                                                     SECRETARY

                                                                                                BARBARA J. RALSTON
                                                                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                                                                                                JOHN ROBERT BOOSMAN
                                                                                             EXECUTIVE VICE PRESIDENT
                                                                                              & CHIEF CREDIT OFFICER

                                                                                                 BETTY L. CORNISH
                                                                                               SENIOR VICE PRESIDENT

                                                                                                PATRICK B. WESTMAN
                                                                                               SENIOR VICE PRESIDENT

                                                                                                STEVEN J. BOATRIGHT
                                                                                                  VICE PRESIDENT

                                                                                                 SONDRA K. KOSKELA
                                                                                                  VICE PRESIDENT

                                                                                               WILLIAM F. VONHATTEN
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                       [PHOTO OF CAPITOL NATIONAL BANK]

             ROBERT C. CARR                                               CAPITOL NATIONAL BANK
  EXECUTIVE VICE PRESIDENT & TREASURER
         Capitol Bancorp Limited                                        200 Washington Square North
                                                                            Lansing, MI 48933
           NAN ELIZABETH CASEY                                                 517.484.5080
             ATTORNEY AT LAW                                              www.capitolnational.com
             Fraser Law Firm

            CHARLES J. CLARK                 Capitol National Bank takes great pride in its many financial and human resource
                PRESIDENT                    contributions that have helped make the Lansing area a great place to live, work
       Clark Construction Company            and do business.

            BRIAN K. ENGLISH                 Capitol National is a bank with an entrepreneurial spirit led by a local
             GENERAL COUNSEL                 management team and a board of directors comprised of Lansing business leaders
         Capitol Bancorp Limited             that truly care about service to the community. At Capitol National, we encourage our management and staff to participate in and, when asked, take on
             DAVID FERGUSON                  leadership roles in local community activities.
                PRESIDENT
          Ferguson Development               *    We were the first major contributor to the H.O.P. E. (Helping Other People
                                                  Excel) Scholarship Program. The goal is to provide Lansing Community
            PATRICK F. HAYES                      College scholarships to 500 at-risk seventh graders in the Lansing schools
                PRESIDENT                         each year. H.O.P. E. is a crime-prevention and education initiative
           F.D. Hayes Electric                    involving the Lansing Police Department, Lansing School District, Lansing
                                                  Community College and Michigan State University.
          RICHARD A. HENDERSON
                PRESIDENT                    *    Capitol National has been an active participant in a local Home Ownership
         Henderson & Associates                   Program which promotes neighborhood stabilization by assisting renters in the purchase and reconstruction of the homes they are occupying.
           CHRISTOPHER HOLMAN
                PUBLISHER                    *    We have been a sponsor of the annual Ingham Regional Healthcare Foundation
    Greater Lansing Business Monthly              "Festival of Trees" fundraising event benefitting one of our community's premiere healthcare facilities known for its Thoracic Cardiovascular
          L. DOUGLAS JOHNS, JR.                   Programs.
             VICE PRESIDENT
     Mid Michigan Investment Company         *    We have utilized a Small Business Administration program to help finance the expansion and construction of a new facility for a pre-school business,
             KEVIN A. KELLY                       enabling it to double its enrollment to 200 children while also meeting a
            MANAGING DIRECTOR                     true community need. This school has been a customer of the Bank since
     Michigan State Medical Society               opening 17 years ago.

            MARK A. LATTERMAN                It is most gratifying to help develop a stronger community while mutually benefitting
                PRESIDENT                    our customers, and their Bank.
      Latterman & Associates, P.C.

           CHARLES J. MCDONALD                                       SMALLER BANK. BIGGER SERVICE.(TM)
   EXECUTIVE VICE PRESIDENT & CASHIER
         Capitol Bancorp Limited                                           /s/ JOHN C. SMYTHE
                                                                              JOHN C. SMYTHE
              JOHN O'LEARY                   [LOGO]                PRESIDENT & CHIEF EXECUTIVE OFFICER
              CO-PRESIDENT
          O'Leary Paint Company

          PATRICIA A. REYNOLDS
                PRESIDENT
   Capital Region Community Foundation

             JOHN C. SMYTHE
   PRESIDENT & CHIEF EXECUTIVE OFFICER
          Capitol National Bank


                OFFICERS

             Robert C. Carr
          CHAIRMAN OF THE BOARD

            MARK A. LATTERMAN
              VICE CHAIRMAN

            PATRICK F. HAYES
                SECRETARY

             JOHN C. SMYTHE
   PRESIDENT & CHIEF EXECUTIVE OFFICER

            JOHN R. FARQUHAR
          SENIOR VICE PRESIDENT

           DAVID E. FELDPAUSCH
             VICE PRESIDENT

             LORI M. GARCIA
             VICE PRESIDENT

                        [PHOTO OF DESERT COMMUNITY BANK]                                        BOARD OF DIRECTORS

                              DESERT COMMUNITY BANK                                              ROBERT J. ANDREWS
                                                                                                DIRECTOR OF FINANCE
                             3740 South Pecos-McLeod                                               Anchor Gaming
                              Las Vegas, NV 89121
                                  702.938.0500                                                   MICHAEL J. DEVINE
                             www.desertcommunity.com                                              ATTORNEY AT LAW

                                                                                               ROSE M. K. DOMINQUEZ
Desert Community Bank is an urban Las Vegas bank. We pride ourselves on being an                     PRESIDENT
essential part of the community by serving all facets of our economically                        Discovery Travel
diverse city. We serve area small-businesses and professionals. Our
contributions include:                                                                             TOM GRIMMETT
                                                                                                       OWNER
*    Construction/permanent financing to the Women's Development Center, a                      Grimmett & Company
     nonprofit organization that provides affordable housing and other support
     services for low-to-moderate income families.                                                GARRY L. HAYES
                                                                                                     PRESIDENT
*    Construction financing for a 20,000 square-foot industrial warehouse park             Law Office of Garry L. Hayes
     located in a low-to-moderate income area identified as a redevelopment zone
     by the City of Las Vegas. This is the first new construction in our area of                  JAMES W. HOWARD
     town in years. In addition to providing a new look for the neighborhood,                        PRESIDENT
     the industrial park will provide new jobs, services, and ideally, spur                    Desert Community Bank
     economic development in an economically-challenged area.
                                                                                                 CHARLES L. LASKY
*    Permanent financing for a restaurant, which has provided food and services                      PRESIDENT
     to its constituents in a low-to-moderate income area for over 20 years. The            Lasky Fifarek & Hogan P.C.
     restaurant is one of only a few full-service restaurants in the area.
                                                                                                THOMAS C. MANGIONE
*    Coordinated and directed two one-hour seminars on banking and finance to           PRESIDENT & CHIEF OPERATING OFFICER
     inner-city youths at the 4th Annual African American Student Achievement            Nevada Community Bancorp Limited
     Conference held at the University of Nevada, Las Vegas.
                                                                                                GREGORY J. MCKINLEY
*    Hands-on mentoring as a financial consultant for the African American                        VICE PRESIDENT
     Student Ambassadors, a group of inner-city youth who excel in academics and                Cragin & Pike, Inc.
     extracurricular activities.
                                                                                                  LELAND D. PACE
*    Two seminars on personal finance and banking at the 3rd Annual Community                    MANAGING PARTNER
     Economic Seminar, held at the Community College of Southern Nevada.                 Stewart, Archibald & Barney, LLP

                        SMALLER BANK. BIGGER SERVICE(TM)                                        JOSEPH D. REID III
                                                                                                 CORPORATE COUNSEL
                              /s/ JAMES W. HOWARD                                             Capitol Bancorp Limited
                                JAMES W. HOWARD
                                   PRESIDENT                              [LOGO]                JOSEPH D. SODERBERG
                                                                                                     PHYSICIAN
                                                                                               Summit Anesthesiology

                                                                                                 STEPHEN D. STIVER
                                                                                                     PRESIDENT
                                                                                                  Stiver Car Care

                                                                                                     OFFICERS

                                                                                                THOMAS C. MANGIONE
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                 MICHAEL J. DEVINE
                                                                                                   VICE CHAIRMAN

                                                                                                 CHARLES L. LASKY
                                                                                                     SECRETARY

                                                                                                  JAMES W. HOWARD
                                                                                                     PRESIDENT

                                                                                                 AL G. GOURRIER II
                                                                                             EXECUTIVE VICE PRESIDENT
                                                                                              & CHIEF CREDIT OFFICER

                                                                                                 RODNEY K. CHANEY
                                                                                               SENIOR VICE PRESIDENT

                                                                                                 CHERYL A. FRICKER
                                                                                                  VICE PRESIDENT

                                                                                                 EILEEN S. HAGLER
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                         [PHOTO OF DETROIT COMMERCE BANK]

            Ralph J. Burrell                                               DETROIT COMMERCE BANK
                PRESIDENT
                 Symcon                                                   645 Griswold, Suite 70
                                                                            Detroit, MI 48226
             ROBERT C. CARR                                                    313.967.9700
  EXECUTIVE VICE PRESIDENT & TREASURER                                    www.detroitcommerce.com
         Capitol Bancorp Limited

           VIVIAN L. CARPENTER               We view community service as a responsibility and the hallmark of our community
                PRESIDENT                    outreach efforts at Detroit Commerce Bank. Our location, in the heart of a large
    Atwater Entertainment Associates         urban industrial city, provides numerous opportunities to participate in projects that have a significant impact on its citizens. A partial list includes
          DONALD M. DAVIS, JR.               participation with the following organizations:
   VP HUMAN RESOURCES/SUPPORT SERVICES
          Health Alliance Plan               *    The One Stop Capital Shop (OSCS), a center developed by the Small Business
                                                  Administration to provide assistance to small businesses located within
           BARBARA B. GATTORN                     low-to-moderate income areas of the city. The OSCS assists with the
     SENIOR ADVISOR TO THE PRESIDENT              development of business plans, securing small business loans and counseling
        Detroit Regional Chamber                  by retired business executives. The program evolved from the City of
                                                  Detroit's Empowerment Zone designation.
            DOUGLAS H. GRAHAM
   CHAIRMAN & CHIEF EXECUTIVE OFFICER        *    We offer a Senior Citizen Checking Account for individuals 62 years of age
   Detroit Technology Ventures, L.L.C.            or older.

               JOHN HIRZEL                   *    Partnership with the Detroit Area Council of Boy Scouts.
       CERTIFIED PUBLIC ACCOUNTANT
    Hirzel, Jackson and Swaine, P.C.         *    Staff participation through board affiliation with the Wayne Center, a nonprofit agency that assists the developmentally-disabled secure medical
          MARTHA K. RICHARDSON                    care and housing.
                PRESIDENT
  Services Marketing Specialists, Inc.       *    Participation in the Zoo Walk for the Michigan Humane Society.

              BEN SCHWEGMAN                  *    Participation with Northeast Guidance Center, a mental health agency's
                PRESIDENT                         Adopt a Family Program.
      Schwegman & Associates, Inc.
                                             *    Women's Caring Program, sponsor to provide medical care for children
           JAMES F. STAPLETON                     without health insurance.
                PRESIDENT
            B & R Consultants                        SMALLER BANK . . BETTER SERVICE . . . EXPERIENCE THE DIFFERENCE.

            LINDA A. WATTERS                                               /s/ LINDA A. WATTERS
   PRESIDENT & CHIEF EXECUTIVE OFFICER                                       LINDA A. WATTERS
          Detroit Commerce Bank              [LOGO]                PRESIDENT & CHIEF EXECUTIVE OFFICER

              NEAL ZALENKO
CERTIFIED PUBLIC ACCOUNTANT & PRESIDENT
       Zalenko & Associates, P.C.

                OFFICERS

             ROBERT C. CARR
          CHAIRMAN OF THE BOARD

             DONALD M. DAVIS
                SECRETARY

            LINDA A. WATTERS
   PRESIDENT & CHIEF EXECUTIVE OFFICER

           BRADLEY C. BERRYMAN
             VICE PRESIDENT

            VALORA L. JACKSON
             VICE PRESIDENT

                      [PHOTO OF EAST VALLEY COMMUNITY BANK]                                      BOARD OF DIRECTORS

                           EAST VALLEY COMMUNITY BANK                                             MICHAEL J. DEVINE
                                                                                                   ATTORNEY AT LAW
                           1940 North Alma School Road
                               Chandler, AZ 85224                                                DAVID L. HEUERMANN
                                  480.726.6500                                                        PRESIDENT
                             www.eastvalleybank.com                                      Axis Mortgage & Investments, L.L.C.

                                                                                                  MICHAEL L. KASTEN
Community bankers have a long history of providing community service. The                         MANAGING PARTNER
officers and staff that make up the team at East Valley Community Bank are proud             Kasten Investments, L.L.C.
of their efforts to carry on this tradition. Our location offers us the unique
opportunity to get involved with projects in several communities. Following is a                  DARRA L. RAYNDON
recap of some of the programs we are currently involved in through board service                PRESIDENT & PRINCIPAL
and other volunteer efforts:                                                                 Rayndon & Longfellow, P.C.

*    ICAN (Improving Chandler Area Neighborhoods) is a nonprofit organization                      GERRY J. SMITH
     founded to empower Chandler youth to become productive, self-confident, and                      PRESIDENT
     community-oriented citizens. Bank team members were able to enhance the                 East Valley Community Bank
     ICAN message by providing specialized on site financial classes geared
     toward individual age groups.                                                                JAMES C. STRATTON
                                                                                         PRESIDENT & CHIEF EXECUTIVE OFFICER
*    East Valley Boys and Girls Club that serves several communities, including           Boys & Girls Clubs of Scottsdale
     Gilbert, through a variety of innovative programs designed to assist youths
     struggling to find a place in society.                                                       JOSEPH A. TAMERON
                                                                                        CERTIFIED PUBLIC ACCOUNTANT & PARTNER
*    Junior Achievement program in Chandler. In addition to the business aspects           Skinner, Tameron & Company, LLP
     that are taught, the importance of becoming a good corporate citizen are
     emphasized.                                                                                   STEPHEN D. TODD
                                                                                              EXECUTIVE VICE PRESIDENT
*    Tempe YMCA, which offers numerous activities for local area families.                  Sun Community Bancorp Limited

The Bank is committed to staying involved in these projects, as well as looking
for additional opportunities to make a difference in the communities we serve.                        OFFICERS

                             IN A WORD . . . QUALITY                                              MICHAEL L. KASTEN
                                                                                                CHAIRMAN OF THE BOARD
                                /s/ GERRY J. SMITH
                                  GERRY J. SMITH                                                  MICHAEL J. DEVINE
                                    PRESIDENT                             [LOGO]                   VICE CHAIRMAN

                                                                                                  JAMES C. STRATTON
                                                                                                      SECRETARY

                                                                                                   JOSEPH D. REID
                                                                                              CHIEF EXECUTIVE OFFICER

                                                                                                   GERRY J. SMITH
                                                                                                      PRESIDENT

                                                                                                  DAVID D. FORTUNE
                                                                                     EXECUTIVE VICE PRESIDENT & CHIEF CREDIT OFFICER

                                                                                                  J. DENNIS KENNEDY
                                                                                              EXECUTIVE VICE PRESIDENT

                                                                                                  DAVID M. ANDERSON
                                                                                                   VICE PRESIDENT

                                                                                                  LAWRENCE NUSBAUM
                                                                                                   VICE PRESIDENT

           BOARD OF DIRECTORS                                       [PHOTO OF ELKHART COMMUNITY BANK]

             PAUL R. BALLARD                                              ELKHART COMMUNITY BANK
        EXECUTIVE VICE PRESIDENT
         Capitol Bancorp Limited                                          303 South Third Street
                                                                            Elkhart, IN 46516
               NANCY BANKS                                                     574.295.9600
           COMMUNITY VOLUNTEER                                             www.elkhartbank.com

            R. STEVEN BENNETT                Elkhart Community Bank focuses its business on developing relationships with its
                PRESIDENT                    clients and with the community as a whole. We are strong believers in giving
         Voyager Products, Inc.              back to the City of Elkhart because we realize that ultimately, what is good for
                                             Elkhart is also good for the Bank. We have helped with the following:
            KENNETH W. BRINK
                TREASURER                    *    Appointed a representative to participate on the board of Aurora Capital
        Hart Housing Group, Inc.                  Group which provides financing for small businesses.

             STEVEN L. BROWN                 *    Supported the Elkhart Housing Partnership which benefits low and moderate
                PRESIDENT                         income families by promoting livable and stable neighborhoods and provides
         Elkhart Community Bank                   assistance for affordable housing.

             ROBERT C. CARR                  *    Designated two representatives to participate in the 2010 Coalition which
  EXECUTIVE VICE PRESIDENT & TREASURER            is a group of local business people and government officials acting as a
         Capitol Bancorp Limited                  steering committee toward the betterment and redevelopment of downtown
                                                  Elkhart.
             ANDREW W. FRECH
   CHAIRMAN & CHIEF EXECUTIVE OFFICER        *    Provided free checking accounts to not-for-profit organizations.
    Ancon Construction Company, Inc.
                                             *    Supported a representative of the Bank who is First Vice President and
           CURTIS T. HILL, JR.                    President Elect of the Mayor's Commission on the Elco Performing Arts
             ATTORNEY AT LAW                      Center. The Center operates Elkhart's theatre and is a major piece of the
   Elkhart County Prosecuting Attorney            redevelopment of downtown Elkhart.

            RICHARD J. JENSEN                *    We were honored to be listed on the website of the Indiana Development
           REAL ESTATE/RETIRED                    Finance Authority as a contact bank for their Capital Access Program.

           RICHARD L. MAX, SR.
       PRESIDENT & GENERAL MANAGER                                             ELKHART'S BANK.
  Heart City Enterprises House of Herbs
                                                                             /s/ STEVEN L. BROWN
            MYRL D. NOFZIGER                                                   STEVEN L. BROWN
                PRESIDENT                    [LOGO]                               PRESIDENT
           Hoogenboom Nofziger

             BRIAN J. SMITH
                PRESIDENT
           The Heritage Group


                OFFICERS

             ROBERT C. CARR
CHAIRMAN OF THE BOARD & CHIEF EXECUTIVE OFFICER

            MYRL D. NOFZIGER
        VICE CHAIRMAN & SECRETARY

             STEVEN L. BROWN
                PRESIDENT

                         [PHOTO OF GOSHEN COMMUNITY BANK]                                      BOARD OF DIRECTORS

                              GOSHEN COMMUNITY BANK                                              ROBERT C. CARR
                                                                                      EXECUTIVE VICE PRESIDENT & TREASURER
                             511 West Lincoln Avenue                                         Capitol Bancorp Limited
                                Goshen, IN 46526
                                  574.533.2006                                                   DAVID L. CRIPE
                               www.goshenbank.com                                      DOCTOR OF OPTOMETRY/SENIOR PARTNER
                                                                                              Drs. Cripe & Stephens
Having the word "Community" in our name creates a responsibility to the citizens
of our community. At Goshen Community Bank, we tell our clients and their                       CAROL M. EBERSOLE
neighbors that we are investing in their future and their community. Our                   VP OF CORPORATE DEVELOPMENT
employees and directors perform many services to further our relationships:                   Goshen Health System

*    The local United Way agency provides support to our community serving close                STEPHEN L. FIDLER
     to 18,000 citizens a year from Goshen. Bank representatives serve on                           PRESIDENT
     fundraising, budget, and allocation committees.                                          Kuert Concrete, Inc.

*    Employees teach classes for Junior Achievement to elementary children in                 CHRISTOPHER J. GRAFF
     Goshen. These classes introduce children to economics and the importance of              PRESIDENT & CHAIRMAN
     business in our community.                                                                   Marque, Inc.

*    LaCasa serves low-to-middle income individuals in our community. An                     RICHARD A. HETLER, JR.
     employee of the Bank is a member of the company's board of directors and a               VP & GENERAL MANAGER
     loan committee that originates loans for first-home buyers.                           Indiana Wood Products, Inc.

*    The Bank supports events for the Goshen Interfaith Hospitality Network,                  GREGORY A. HOOGENBOOM
     Goshen Boys & Girls Club, American Cancer Society, and Riley's Children                        PRESIDENT
     Hospital. For a second year, the Bank helped sponsor the Women's Health                Hoogenboom Masonry, Inc.
     Fair & Seminar (health screenings and information) and the YWCA's Salute to
     Women (gives awards to outstanding women in our community).                               DOUGLAS A. JOHNSTON
                                                                                                    PRESIDENT
*    Bank employees "adopted" a family designated by Child Abuse Prevention                   Goshen Community Bank
     Services.
                                                                                               LARRY W. NEWSWANGER
                                                                                                  ENTREPRENEUR
                             WE MAKE PEOPLE SMILE!
                                                                                               MATTHEW J. PLETCHER
                            /s/ DOUGLAS A. JOHNSTON                                                 PARTNER
                              DOUGLAS A. JOHNSTON                                           Whitcraft & Pletcher, LLP
                                  PRESIDENT                               [LOGO]
                                                                                                 FRED M. RAMSER
                                                                                                  ENTREPRENEUR

                                                                                                 DENNIS L. SORG
                                                                                                    PRESIDENT
                                                                                                Sorg Dodge, Inc.

                                                                                               DOUGLAS A. STANLEY
                                                                                                 DENTIST & OWNER
                                                                                             Douglas A. Stanley, DDS


                                                                                                    OFFICERS

                                                                                                 ROBERT C. CARR
                                                                                       CHAIRMAN & CHIEF EXECUTIVE OFFICER

                                                                                              GREGORY A. HOOGENBOOM
                                                                                                    SECRETARY

                                                                                               DOUGLAS A. JOHNSTON
                                                                                                    PRESIDENT

                                                                                                CONNIE O. HORVATH
                                                                                                 VICE PRESIDENT

                                                                                                 LEAH L. STEVENS
                                                                                                 VICE PRESIDENT

           BOARD OF DIRECTORS                                           [PHOTO OF GRAND HAVEN BANK]

             PAUL R. BALLARD                                                 GRAND HAVEN BANK
        EXECUTIVE VICE PRESIDENT
         Capitol Bancorp Limited                                           333 Washington Avenue
                                                                          Grand Haven, MI 49417
           STANLEY L. BOELKINS                                                 616.846.1930
             OWNER/APPRAISER                                              www.grandhavenbank.com
          Boelkins & Associates
                                             At Grand Haven Bank, we take our responsibility as a community leader seriously.
            PETER E. BOLLINE                 We are proud of our ability to be flexible and extremely responsive in meeting
                  OWNER                      the needs of our customers. Our commitment to building a strong, caring place to
        Wood Specialties Company             live and work takes several forms:

            JOHN D. GROOTHUIS                *    Several Bank employees volunteer their time for the annual United Way "Day
   PRESIDENT & CHIEF EXECUTIVE OFFICER            of Caring." Working in conjunction with the Prosecutor's office, the
            Grand Haven Bank                      employees assembled victim's packets for distribution throughout the county.
             MARK A. KLEIST
           ESQUIRE/TREASURER                 *    Two Bank employees assisted at local elementary schools. Through Junior
         Scholten and Fant, P.C.                  Achievement, time volunteered was spent with 4th and 5th graders teaching various business concepts by way of discussion, role playing and game time.
             STEVEN L. MAAS
             VICE PRESIDENT                  *    Assisted First Reformed Church in their purchase of adjacent real estate.
      Gillisse Construction Company               Acquisition of the property allowed the church to expand its youth ministry outreach program.
            MICHAEL MCKEOUGH
                PRESIDENT                    *    Construction of our new banking facility in Grand Haven represented the
       McKeough Land Company, Inc.                most significant investment in our downtown in several years. The award winning design has promoted further development within our central business
            CALVIN D. MEEUSEN                     district.
            MANAGING PARTNER
           Calvin D. Meeusen,                *    Provided financing for the acquisition of a historical landmark building
       Certified Public Accountant                near our downtown waterfront. Plans are in process to restore this 100+
                                                  year old building to its former glory.
            ROBERT J. TRAMERI
            CHAIRMAN EMERITUS                *    The Grand Haven Area Arts Council and The Salvation Army have been
          Paragon Bank & Trust                    recipients of the caring, personal involvement in key local events supported by the employees of the Bank.
          JOHN P. VAN EENENAAM
             ATTORNEY AT LAW
         Scholten and Fant, P.C.                                       CARING THROUGH INVOLVEMENT.

             BERNARD J. WADE                                             /s/ JOHN D. GROOTHUIS
                PRESIDENT                                                  JOHN D. GROOTHUIS
          Advanced Signs, Inc.               [LOGO]                PRESIDENT & CHIEF EXECUTIVE OFFICER

           GERALD A. WITHERELL
                PRESIDENT
           Oakes Agency, Inc.


                OFFICERS

          JOHN P. VAN EENENAAM
          CHAIRMAN OF THE BOARD

            PETER E. BOLLINE
              VICE CHAIRMAN

            CALVIN D. MEEUSEN
                SECRETARY

            JOHN D. GROOTHUIS
   PRESIDENT & CHIEF EXECUTIVE OFFICER

           SHERRY J. PATTERSON
             VICE PRESIDENT

                          [PHOTO OF KENT COMMERCE BANK]                                         BOARD OF DIRECTORS

                               KENT COMMERCE BANK                                                JAMES M. BADALUCO
                                                                                                  VICE PRESIDENT
                               4050 Lake Drive SE                                             S.J. Wisinski & Company
                             Grand Rapids, MI 49546
                                  616.974.0200                                                    PAUL R. BALLARD
                              www.kentcommerce.com                                           EXECUTIVE VICE PRESIDENT
                                                                                              Capitol Bancorp Limited
At Kent Commerce Bank, we are constantly looking for ways to enhance our service
to the community through products and services designed specifically to meet                   MICHAEL L. BRAUGHTON
our customers' needs. We have:                                                       RETIRED VICE PRESIDENT/CHIEF FINANCIAL OFFICER
                                                                                           Davenport Educational System
*    Produced the largest increase in SBA loans of ANY bank in West Michigan in
     order to assist local companies in starting or expanding their businesses.                  SHARON M. BUURSMA
                                                                                             EXECUTIVE VICE PRESIDENT
*    Introduced an interest-bearing checking account for local nonprofit                          Spectrum Health
     organizations.
                                                                                                 KEVIN J. EINFELD
*    Partnered with the City of Kentwood, Michigan to jointly provide low-equity                     PRESIDENT
     financing to companies purchasing real estate, equipment or other major                         BDR, Inc.
     fixed assets. This enables businesses to obtain major project financing
     when they would otherwise be ineligible.                                                     GRANT J. GRUEL
                                                                                                      PARTNER
*    Developed a tuition assistance program for families with children in local            Gruel, Mills, Nims, & Pylman
     private schools, whereby school tuition costs can be reduced by maintaining
     deposit and loan accounts at our Bank.                                                       GARY D. HENSCH
                                                                                            CERTIFIED PUBLIC ACCOUNTANT
Some of our Bank's promotional material contains the phrase, "Kent Commerce Bank                 Hensch & Bailey,
-paying a higher rate of attention." That's more than just a slogan, it's how we        Certified Public Accountant, P.C.
serve the needs of our community.
                                                                                                    TED HUDSON
             KENT COMMERCE BANK - PAYING A HIGHER RATE OF ATTENTION.                                   OWNER
                                                                                              Prestige Property, Inc.
                              /s/ DAVID E. VEEN
                                DAVID E. VEEN                                                     HAROLD A. MARKS
                      PRESIDENT & CHIEF EXECUTIVE OFFICER                 [LOGO]                      PARTNER
                                                                                                Prangley Marks LLP

                                                                                                 CALVIN D. MEEUSEN
                                                                                                 MANAGING PARTNER
                                                                                                Calvin D. Meeusen,
                                                                                           Certified Public Accountant

                                                                                                VALERIE R. OVERHEUL
                                                                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                                           Summit Training Source, Inc.

                                                                                                   MARY L. URSUL
                                                                                                  VICE PRESIDENT
                                                                                            Professionals Direct, Inc.

                                                                                                   DAVID E. VEEN
                                                                                        PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                                                                Kent Commerce Bank

                                                                                                 MICHAEL C. WALTON
                                                                                                  ATTORNEY AT LAW
                                                                                      Rhoades, McKee, Boer, Goodrich & Titta


                                                                                                     OFFICERS

                                                                                                 MICHAEL C. WALTON
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                  PAUL R. BALLARD
                                                                                                   VICE CHAIRMAN

                                                                                                 KEVIN J. EINFELD
                                                                                                     SECRETARY

                                                                                                   DAVID E. VEEN
                                                                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                                                                                                 WILLIAM H. YOUNG
                                                                                               SENIOR VICE PRESIDENT

                                                                                                  SANDRA L. BLOEM
                                                                                                  VICE PRESIDENT

                                                                                                MICHAEL P. BOELENS
                                                                                                  VICE PRESIDENT

                                                                                                   JOHN J. CODER
                                                                                                  VICE PRESIDENT

                                                                                                   THOMAS J. KIM
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                        [PHOTO OF MACOMB COMMUNITY BANK]

             ROBERT C. CARR                                                MACOMB COMMUNITY BANK
  EXECUTIVE VICE PRESIDENT & TREASURER
         Capitol Bancorp Limited                                        16000 Hall Road, Suite 102
                                                                        Clinton Township, MI 48038
            TIMOTHY J. CUTTLE                                                  586.228.1600
   PRESIDENT & CHIEF EXECUTIVE OFFICER                                   www.macombcommunity.com
          Macomb Community Bank
                                             Every bank has the responsibility to support the community it serves. As a
         CHRISTINA D'ALESSANDRO              community bank, Macomb Community Bank takes this responsibility very seriously.
             VICE PRESIDENT                  We support several community-based organizations and individuals in a variety
           Villa Custom Homes                of ways. It's important that we help others, help those in need. Our Directors and employees are committed to this vision. We would like to share some examples
            RONALD G. FORSTER                of our more recent efforts:
                TREASURER
        Arkay Manufacturing, Inc.            *    Provided financial support to the Mt. Clemens General Hospital Foundation and the Macomb County Osteopathic Society. The Foundation and the
              JAMES R. KAYE                       Osteopathic Society help support the financial needs of Mount Clemens
   PRESIDENT & CHIEF EXECUTIVE OFFICER            General Hospital, a primary care hospital here in Macomb County.
          Oakland Commerce Bank
                                             *    Our staff supported the March of Dimes by accepting contributions from many
             DAVID F. KEOWN                       of our customers on their behalf during the holiday season.
            BUILDING OFFICIAL
           Washington Township               *    Participated in the "Toys for Tots" program sponsored by the United States
                                                  Marine Corps.
           DELIA RENDON MARTIN
                CO-OWNER                     *    Provided financial support for the second annual "Clinton Township
           Martin Enterprises                     Community Blood Drive." These funds were used to support the various local activities of the American Red Cross in our community.
               VITO MUNACO
             OWNER/OPERATOR                  *    Turning Point, which supports programs to assist abused women and children
                  WEMCO                           in Macomb County, benefitted from the sales of raffle tickets offering prizes donated by our Bank.
                OFFICERS
                                             *    An area physician donates services to patients in need of reconstructive
             ROBERT C. CARR                       surgery. The Bank served as a resource and accepted public donations to
          CHAIRMAN OF THE BOARD                   underwrite the costs associated with medical procedures for individuals without insurance.
            RONALD G. FORSTER
              VICE CHAIRMAN                                          WE PUT THE COMMUNITY BACK IN BANKING.

         CHRISTINA D'ALESSANDRO                                            /s/ TIMOTHY J. CUTTLE
                SECRETARY                                                    TIMOTHY J. CUTTLE
                                             [LOGO]                  PRESIDENT & CHIEF EXECUTIVE OFFICER
            TIMOTHY J. CUTTLE
   PRESIDENT & CHIEF EXECUTIVE OFFICER

            KENNETH E. BRYANT
             VICE PRESIDENT

            KENNETH O. FLYNN
             VICE PRESIDENT

                               [PHOTO OF MESA BANK]                                             BOARD OF DIRECTORS

                                    MESA BANK                                                      NEIL R. BARNA
                                                                                        PRESIDENT & CHIEF EXECUTIVE OFFICER
                             63 East Main, Suite 100                                                 Mesa Bank
                                 Mesa, AZ 85201
                                  480.649.5100                                                   MICHAEL J. DEVINE
                              www.mesabankers.com                                                 ATTORNEY AT LAW

                                                                                                  DEBRA L. DUVALL
Mesa Bank has grown and prospered because the community has recognized the value                  SUPERINTENDENT
of a financial institution with local management, local decision making and a                   Mesa Public Schools
strong board of directors. It is important that we give back to our community,
accepting the challenge through participation in many local civic activities                     BRIAN K. ENGLISH
such as Rotary, United Way and Junior Achievement. Mesa Bank also provides                        GENERAL COUNSEL
support for other programs, by:                                                               Capitol Bancorp Limited

*    Sponsoring the City of Mesa "Business Speaks", a program hosted by the                    ROBERT R. EVANS, SR.
     Chamber of Commerce, which focuses on the long-term economic development of                      PARTNER
     our community.                                                                          Evans Management Company

*    Serving on the citizen's committee to update Mesa Public Schools' long-term                 STEWART A. HOGUE
     strategic plan.                                                                                 PRINCIPAL
                                                                                              Salk Management L.L.C.
*    Funding nearly 150 residential loans throughout the county, including a
     unique modular-home construction program targeting moderate-income                          MICHAEL L. KASTEN
     families.                                                                                   MANAGING PARTNER
                                                                                            Kasten Investments, L.L.C.
*    Serving as an instructor in the local Junior Achievement chapter,
     supporting concepts and skills that encourage continued education.                          PHILIP S. KELLIS
                                                                                                      PARTNER
*    Participating in the organization of the Dwight Patterson Sports Academy                    Dobson Ranch Inn
     which supports the development of youth sports programs.
                                                                                                  RUTH L. NESBITT
*    Serving on the Mesa Family YMCA Capital Campaign Committee, which raised                MESA COMMUNITY VOLUNTEER
     funds for the renovation of a fifty year-old facility; also,
                                                                                                 WAYNE C. POMEROY
*    Mesa Bank provides no-service-fee checking accounts to all registered                             OWNER
     nonprofit agencies in addition to contributing to the Mesa United Way,                   Pomeroy's Men's Stores
     United Food Bank and the Mesa Safety Foundation through charitable giving
     programs.                                                                                   JAMES A. SCHMIDT
                                                                                                EXECUTIVE DIRECTOR
We recognize the value in service to our community.                                        Nelson Lambson & Company, PLC

                        BANKING - WITH A HUMAN TOUCH.                                           DANIEL P. SKINNER
                                                                                                 OWNER & MANAGER
                             /s/ NEIL R. BARNA                                              Lebaron & Carroll LSI, Inc.
                               NEIL R. BARNA
                     PRESIDENT & CHIEF EXECUTIVE OFFICER                  [LOGO]                   TERRY D. TURK
                                                                                                     PRESIDENT
                                                                                           Sun American Mortgage Company

                                                                                                 JAMES K. ZAHARIS
                                                                                                     PRINCIPAL
                                                                                                 The Zaharis Group


                                                                                                     OFFICERS

                                                                                               ROBERT R. EVANS, SR.
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                 MICHAEL L. KASTEN
                                                                                                   VICE CHAIRMAN

                                                                                                   NEIL R. BARNA
                                                                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                                                                                                 DAVID D. FORTUNE
                                                                                   EXECUTIVE VICE PRESIDENT, CHIEF CREDIT OFFICER
                                                                                                   & SECRETARY

                                                                                                STEPHEN P. HAGGARD
                                                                                                  VICE PRESIDENT

                                                                                                  DANIEL R. LAUX
                                                                                                  VICE PRESIDENT

                                                                                                STEVEN R. MITCHELL
                                                                                                  VICE PRESIDENT

                                                                                                 SANDRA S. ZAZULA
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                       [PHOTO OF MUSKEGON COMMERCE BANK]

             RICK E. AMIDON                                               MUSKEGON COMMERCE BANK
                PRESIDENT
        Baker College of Muskegon                                            255 Seminole Road
                                                                            Muskegon, MI 49444
            PHILIP J. ANDRIE                                                   231.737.4431
                PRESIDENT                                                www.muskegoncommerce.com
              Andrie, Inc.
                                             In an era when banks are considered to be too big and too impersonal to be
             PAUL R. BALLARD                 customer friendly, Muskegon Commerce Bank consistently finds new ways to
        EXECUTIVE VICE PRESIDENT             distinguish itself in the community. In addition to serving on numerous
         Capitol Bancorp Limited             nonprofit boards and volunteering hundreds of hours of employees' time, we have earned our reputation as a community-oriented bank by:
            WILLIAM C. COOPER
                PRESIDENT                    *    Establishing an "in-school bank" for a local inner-city elementary school
            Omni Fitness Club                     where children learn the basics of banking and the discipline of saving money. For the past four years we have trained sixth grade students to be
           THOMS F. DEVOURSNEY                    "tellers" and assisted them as they processed deposits from their fellow
                PRESIDENT                         students. Collectively we've helped over 500 students learn how to save
            Shape Corporation                     money.

              EDGAR W. HUNT                  *    Originating over $10 million in SBA 504 loans that assisted the financial
       RETIRED - FORMER PRESIDENT                 needs of several "non-conforming" customers and resulted in having Senior
     First of America Bank- Muskegon              Vice President, David Seppala, named as West Michigan SBA Lender of the
                                                  Year for 2001. These loans helped create over 200 new jobs in our
          CHRISTOPHER L. KELLY                    community.
               SHAREHOLDER
         Parmenter O'Toole, P.C.             *    Having several of our directors actively involved in major fundraisers that raise approximately $300,000 annually for Muskegon Catholic Central
              DANIEL KUZNAR                       Schools.
                  OWNER
  Quality Tool & Stamping Company, Inc.      Together our employees, officers, and directors are proud to serve our customers and we're gratified to know that our hard work benefits so many people in our
           ROBERT J. MCCARTHY                community.
   PRESIDENT & CHIEF EXECUTIVE OFFICER
         Muskegon Commerce Bank                                         BANKING ON OUR COMMUNITY...

           CHRIS ANN MCGUIGAN                                            /s/ ROBERT J. MCCARTHY
   PRESIDENT & CHIEF EXECUTIVE OFFICER                                     ROBERT J. MCCARTHY
Community Foundation for Muskegon County     [LOGO]                PRESIDENT & CHIEF EXECUTIVE OFFICER

            DAVID W. SEPPALA
          SENIOR VICE PRESIDENT
         Muskegon Commerce Bank

          JAMES STANFORD TYLER
                PRESIDENT
        Tyler Sales Company, Inc.


                OFFICERS

              EDGAR W. HUNT
          CHAIRMAN OF THE BOARD

             JAMES S. TYLER
              VICE CHAIRMAN

           ROBERT J. MCCARTHY
    PRESIDENT, CHIEF EXECUTIVE OFFICER
              & SECRETARY

            DAVID W. SEPPALA
          SENIOR VICE PRESIDENT

          DAVID A. CHRISTOPHER
             VICE PRESIDENT

             TERRI K. SWARTS
             VICE PRESIDENT

                        [PHOTO OF OAKLAND COMMERCE BANK]                                        BOARD OF DIRECTORS

                              OAKLAND COMMERCE BANK                                               MARK A. AIELLO
                                                                                                  ATTORNEY AT LAW
                           31731 Northwestern Highway                                             Foley & Lardner
                           Farmington Hills, MI 48334
                                  248.855.0550                                                    DONALD A. BOSCO
                            www.oaklandcommerce.com                                                  PRESIDENT
                                                                                          Donald A. Bosco Building, Inc.
At Oakland Commerce Bank, our commitment to serve customers goes beyond the
walls of our bank and extends into the community where we live. We feel that our                  ROBERT C. CARR
involvement with the people and businesses of Farmington Hills and its                 EXECUTIVE VICE PRESIDENT & TREASURER
surrounding neighborhoods strengthens not only the economic framework of our                  Capitol Bancorp Limited
community, but offers an opportunity to strengthen our overall quality of life.
                                                                                                 MARK B. CHURELLA
A few of the programs we have supported are:                                            PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                                                                     FDI Group
*    Construction/permanent financing for a new pediatric care center.
                                                                                                   LEON S. COHAN
*    Seminars for the employees of some of our local business customers. These                  COUNSEL TO THE FIRM
     classes outlined special financing programs that encourage home ownership.            Barris, Scott, Denn & Driker

*    A mentoring program with the local high school which provided students a                    MICHAEL J. DEVINE
     look at how a bank works, the ultimate goal providing insight into banking                   ATTORNEY AT LAW
     as a career.
                                                                                               JEFFREY L. HAUSWIRTH
*    Constructing loans which would ultimately refurbish and remodel some small      CERTIFIED PUBLIC ACCOUNTANT, CVA & PRINCIPAL
     businesses in Detroit targeted primarily as job opportunities for                 Jenkins, Magnus, Volk & Carroll, P.C.
     low-to-moderate income families.
                                                                                                   JAMES R. KAYE
*    The Judson Center. This facility provides food, clothing and residential           PRESIDENT & CHIEF EXECUTIVE OFFICER
     facilities to area families in need.                                                      Oakland Commerce Bank

*    International business support programs. Oakland Commerce sponsored                          IHOR J. KUCZER
     representatives of foreign businesses visiting the region who are actively          SENIOR VICE PRESIDENT & SECRETARY
     looking to invest in our community. The new businesses are interested in a                Oakland Commerce Bank
     competitive job market with a stable workforce. Additional lending
     opportunities and new job offerings in this area will offer the best                          DAVID F. LAU
     solution for helping people help themselves.                                     CHARTERED FINANCIAL CONSULTANT & OWNER
                                                                                           Lau & Lau Associates, L.L.C.

                           OAKLAND COMMERCE BANK . . .                                            JEFFREY M. LEIB
             OFFERING DIVERSE LENDING SOLUTIONS FOR OUR COMMUNITY.                          ATTORNEY AT LAW & PRESIDENT
                                                                                                 Leib, Leib & Kramer
                               /s/ JAMES R. KAYE
                                 JAMES R. KAYE                                                      AKRAM NAMOU
                      PRESIDENT & CHIEF EXECUTIVE OFFICER                 [LOGO]           CERTIFIED PUBLIC ACCOUNTANT

                                                                                                 JULIUS L. PALLONE
                                                                                                     PRESIDENT
                                                                                              J.L. Pallone Associates

                                                                                                  FRANCINE PEGUES
                                                                                              REGIONAL SALES DIRECTOR
                                                                                      Blue Cross Blue Shield of Mich, SE Regio


                                                                                                     OFFICERS

                                                                                                 MICHAEL J. DEVINE
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                  ROBERT C. CARR
                                                                                                   VICE CHAIRMAN

                                                                                                   JAMES R. KAYE
                                                                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                                                                                                  IHOR J. KUCZER
                                                                                         SENIOR VICE PRESIDENT & SECRETARY

                                                                                                NICOLET B. CASSIDY
                                                                                                  VICE PRESIDENT

                                                                                                  JAMES F. MILLER
                                                                                                  VICE PRESIDENT

                                                                                                 THOMAS K. PERKINS
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                        [PHOTO OF PARAGON BANK & TRUST]

             PAUL R. BALLARD                                               PARAGON BANK & TRUST
        EXECUTIVE VICE PRESIDENT
         Capitol Bancorp Limited                                           301 Hoover Boulevard
                                                                            Holland, MI 49423
             ROBERT J. BATES                                                   616.394.9600
                PHYSICIAN                                                  www.paragonbank.com
 Western Michigan Urological Assoc. P.C.
                                             At Paragon Bank & Trust, it is not enough to meet the banking needs of our
            CHARLES A. BROWER                customers. We also are dedicated to meeting the needs of our community through
  CERTIFIED PUBLIC ACCOUNTANT & PARTNER      providing financial services, advice and time to people in need:
          DeLong & Brower, P.C.
                                             *    Two of our employees prepare tax returns free-of-charge for those who are
            SCOTT DIEPENHORST                     unable to complete the appropriate yearly filings.
                PRINCIPAL
          SD & Associates, Inc.              *    All of the officers of the Bank are serving the community through many nonprofit causes such as Community Action House, Latin Americans United for
              PAUL ELZINGA                        Progress, United Way and The Holland Rescue Mission. We also organized a
CHAIRMAN & DIRECTOR OF BUSINESS DEVELOPMENT       team of Bank employees to take part in a Walk-a-Thon to benefit the
         Elzinga & Volkers, Inc.                  Juvenile Diabetes Foundation.

            JOHN D. GROOTHUIS                *    The Bank has also supported charitable organizations like the Good
   PRESIDENT & CHIEF EXECUTIVE OFFICER            Samaritan Center to provide temporary housing to the homeless, and provided
            Grand Haven Bank                      counseling to those in the program that seek employment in the Holland
                                                  Area.
            JEFFREY K. HELDER
             ATTORNEY AT LAW                 *    We provided loans, financial support and expertise to the Children's
         Cunningham Dalman, P.C.                  Assessment Center, a nonprofit corporation that facilitates a multidisciplinary approach when treating patients who have experienced
          LAWRENCE D. KERKSTRA                    abusive situations.
   PRESIDENT & CHIEF EXECUTIVE OFFICER
         Kerkstra Precast, Inc.              Loans and deposits are important to the Bank, but giving back to the community a full measure of personal commitment solidifies Paragon Bank & Trust as your full
             SCOTT G. KLING                  service community bank.
   PRESIDENT & CHIEF EXECUTIVE OFFICER
          Paragon Bank & Trust                                 PROVIDING EXCELLENCE IN RELATIONSHIP BANKING.

              LEONARD MAAS                                 /s/ SCOTT R. KLING                  /s/ RANDALL R. SMITH
                PRESIDENT                                    SCOTT R. KLING                      RANDALL R. SMITH
      Gillisse Construction Company               PRESIDENT & CHIEF EXECUTIVE OFFICER         CHIEF OPERATING OFFICER
                                             [LOGO]
           MITCHELL W. PADNOS
        EXECUTIVE VICE PRESIDENT
    Louis Padnos Iron & Metal Company

             HENRI PATERSON
        ASSOCIATE BROKER/PARTNER
          Woodland Realty, Inc.

             RICHARD H. RUCH
            DIRECTOR EMERITUS

            RICHARD G. SWANEY
             ATTORNEY AT LAW
          Swaney & Thomas, P.C.

            ROBERT J. TRAMERI
            CHAIRMAN EMERITUS
          Paragon Bank & Trust


                OFFICERS

            RICHARD G. SWANEY
          CHAIRMAN OF THE BOARD

             ROBERT J. BATES
       VICE CHAIRMAN AND SECRETARY

             SCOTT G. KLING
   PRESIDENT & CHIEF EXECUTIVE OFFICER

            RANDALL R. SMITH
         CHIEF OPERATING OFFICER

            ERIC J. HOOGSTRA
          SENIOR VICE PRESIDENT

            MARK D. HOFMEYER
          SENIOR VICE PRESIDENT

             JANE RIEMERSMA
             VICE PRESIDENT

            DEAN R. WEERSTRA
             VICE PRESIDENT

                        [PHOTO OF PORTAGE COMMERCE BANK]                                        BOARD OF DIRECTORS

                              PORTAGE COMMERCE BANK                                               PAUL R. BALLARD
                                                                                             EXECUTIVE VICE PRESIDENT
                              800 East Milham Road                                            Capitol Bancorp Limited
                               Portage, MI 49002
                                  616.323.2200                                                    DAVID L. BECKER
                            www.portagecommerce.com                                                  DIRECTOR
                                                                                           Becker Insurance Agency, P.C.

Portage Commerce Bank and its employees meet the needs of the community we call                 THOMAS R. BERGLUND
"home." Our commitment goes far beyond the daily activities conducted at the                         PHYSICIAN
Bank, to searching for ways in which we can contribute to the well-being of our                 Portage Physicians
community as a whole. Examples of our efforts include:
                                                                                                 ROBERT B. BORSOS
*    A specially designed lease-to-purchase program to encourage investor                     ATTORNEY & SHAREHOLDER
     acquisition of 15 homes throughout Kalamazoo County. The goal is to enable       Kreis, Enderle, Callander & Hudgins,P.C.
     tenants to acquire properties through conventional financing and realize
     the dream of home ownership.                                                                  JOHN M. BRINK
                                                                                            CERTIFIED PUBLIC ACCOUNTANT
*    Providing service charge-free accounts to nonprofit organizations so that            Brink, Key & Chludzinski, P.C.
     the funds they raise may be exclusively dedicated to their missions.
                                                                                                 PATRICIA E. DOLAN
*    Loaning significant funds to four local churches who have used the money to                COMMUNITY VOLUNTEER
     either expand their worship facilities or create additional space for area
     youth group activities.                                                                      ALAN A. HALPERN
                                                                                                     PHYSICIAN
*    Actively participating and contributing to events that help others and               Michigan Orthopedic Surgery &
     enrich the lives of those in our community. These include record support                  Rehabilitation, P.C.
     from our employees for the United Way, and sponsorships such as our City's
     Summer Shakespeare Festival, an international keyboard festival, and a                      ROBERT L. JOHNSON
     Challenger Little League team for mentally and physically disabled                    RETIRED SECRETARY & TREASURER
     children.                                                                              Medallion Porperities, Inc.

              WE APPRECIATE THE OPPORTUNITY TO SERVE OUR COMMUNITY.                              MICHAEL L. KASTEN
                                                                                                 MANAGING PARTNER
                               /s/ DENNIS J. KUHN                                           Kasten Investments, L.L.C.
                                 DENNIS J. KUHN
                       PRESIDENT & CHIEF EXECUTIVE OFFICER                [LOGO]                  DENNIS J. KUHN
                                                                                        PRESIDENT & CHIEF EXECUTIVE OFFICER
                                                                                               Portage Commerce Bank

                                                                                                   PAUL M. LANE
                                                                                              PROFESSOR OF MARKETING
                                                                                            Seidman School of Business
                                                                                          Grand Valley State University

                                                                                                WILLIAM J. LONGJOHN
                                                                                              RETIRED VICE PRESIDENT
                                                                                             Midwest Business Exchange

                                                                                                  JOHN W. MARTENS
                                                                                            CERTIFIED PUBLIC ACCOUNTANT

                                                                                                RUSSELL M. RATHBURN
                                                                                                 PRESIDENT & OWNER
                                                                                            Rathco Safety Supply, Inc.

                                                                                                     OFFICERS

                                                                                                 MICHAEL L. KASTEN
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                WILLIAM J. LONGJOHN
                                                                                             VICE CHAIRMAN & SECRETARY

                                                                                                  DENNIS J. KUHN
                                                                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                                                                                                  ALLAN T. REIFF
                                                                                               SENIOR VICE PRESIDENT

                                                                                                 KENNETH R. BLOUGH
                                                                                                  VICE PRESIDENT

                                                                                                ROY L. DANGEL, JR.
                                                                                                  VICE PRESIDENT

                                                                                                KIMBERLEE M. FERRIS
                                                                                                  VICE PRESIDENT

                                                                                                 CHERYL M. GERMAIN
                                                                                            VICE PRESIDENT AND CASHIER

                                                                                                  ALBERT C. GRANT
                                                                                                  VICE PRESIDENT

                                                                                                 JAMES V. LUNARDE
                                                                                                  VICE PRESIDENT

                                                                                                  BETH A. WRIGHT
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                       [PHOTO OF RED ROCK COMMUNITY BANK]

             ERIC L. COLVIN                                               RED ROCK COMMUNITY BANK
          SECRETARY & TREASURER
    Marnell Corrao Association, Inc.                                 10000 West Charleston, Suite 100
                                                                           Las Vegas, NV 89135
            MICHAEL J. DEVINE                                                  702.948.7500
             ATTORNEY AT LAW                                             www.redrockcommunity.com

            MOLLY K. HAMRICK                 As a corporate partner of the Summerlin community and the Las Vegas Valley as a
 VICE PRESIDENT & CHIEF FINANCIAL OFFICER    whole, it has become part of our mission to touch people's lives in many ways.
     Coldwell Banker Premier Realty          Part of our success is measured by our response to our customers, which includes creating new ways to interact with them.
          PHILIP G. HARDY, JR.
             VICE PRESIDENT                  Our commitment to community service is one of the best ways for us to
        Hardy Painting & Drywall             communicate our core values. Time honored values of personal service, honesty, trustworthiness and treating others with respect and integrity are inherent in
             JAMES A. HARRIS                 our banking philosophy. It's this commitment that has Red Rock Community Bank
             VICE PRESIDENT                  active in the affairs of the following events and organizations:
         Brown & Brown Insurance
                                             *    Annual Red Rock National Recreation Area Clean-up. Our involvement in this
            KATHRYN D. JUSTYN                     effort helps preserve the natural setting of the RRNRA so that it can be
         CHIEF EXECUTIVE OFFICER                  enjoyed by future generations.
           Summerlin Hospital
                                             *    Summerlin Turkey Trot. For the past two years, we've sponsored this
           KEITH W. LANGLANDS                     Thanksgiving time event to help raise funds for The Ronald McDonald House
                 PARTNER                          charities.
       Langlands and Anaya Limited
                                             *    Financial contributions. This past year, in conjunction with our Board of
            CHARLES L. LASKY                      Directors, the Bank made financial contributions to some of Southern
                PRESIDENT                         Nevada's worthiest causes like American Red Cross, Women's Development
       Lasky Fifarek & Hogan P.C.                 Center, Boy Scouts of America, Big Brothers Big Sisters, and Candlelighters
                                                  for Childhood Cancer.
            STEVEN E. MALLORY
                PRESIDENT                    Now more than ever, we need to foster personal connections and relationships
         Red Rock Community Bank             with our customers outside the traditional roles of banking. It's this focus, and our service to the Summerlin community, that sets us apart as a bank that
           THOMAS C. MANGIONE                lives its mission and builds its brand - one relationship at a time.
   PRESIDENT & CHIEF OPERATING OFFICER
    Nevada Community Bancorp Limited                                 PART OF THE SUMMERLIN LANDSCAPE.

                JIM MOORE                                                  /s/ STEVEN E. MALLORY
         CHIEF EXECUTIVE OFFICER                                             STEVEN E. MALLORY
        The Developers of Nevada             [LOGO]                              PRESIDENT

           JOSEPH D. REID III
            CORPORATE COUNSEL
         Capitol Bancorp Limited

               JOHN STUART
                PRESIDENT
        Tartan Consultants, Ltd.

        JOHN CHRISTOPHER STUHMER
         CHIEF EXECUTIVE OFFICER
            Christopher Homes

            FREDERICK P. WAID
                PRINCIPAL
             SBG Group L.L.C.


                OFFICERS

            THOMAS C. MAGIONE
          CHAIRMAN OF THE BOARD

            CHARLES L. LASKY
                SECRETARY

            STEVEN E. MALLORY
                PRESIDENT

           JAMES F. WOJEWODKA
EXECUTIVE VICE PRESIDENT & CHIEF CREDIT
                OFFICER

              MARY E. DAVIS
          SENIOR VICE PRESIDENT

               SHAHZAD ALI
          SENIOR VICE PRESIDENT

             MICHAEL R. BEAL
             VICE PRESIDENT

            SUSAN E. DALEIDEN
             VICE PRESIDENT

             SARAH S. GUINDY
             VICE PRESIDENT

             JOEY E. JOHNSON
             VICE PRESIDENT

            BRENT D. KAMERATH
             VICE PRESIDENT

                    [PHOTO OF SOUTHERN ARIZONA COMMUNITY BANK]                                  BOARD OF DIRECTORS

                         SOUTHERN ARIZONA COMMUNITY BANK                                      WILLIAM R. ASSENMACHER
                                                                                                     PRESIDENT
                             6400 North Oracle Road                                         T.A. Caid Industries, Inc.
                                Tucson, AZ 85704
                                  520.219.5000                                                JODY A. COMSTOCK, M.D.
                           www.southernarizonabank.com                                           PHYSICIAN & OWNER
                                                                                                   Skin Spectrum
Community banking is a tried and true concept. Why return to banking the "old"
way? Because our customers want a connection to their bank's president, officers                 MICHAEL J. DEVINE
and staff. We at Southern Arizona Community Bank partner with our customers. We                   ATTORNEY AT LAW
help them grow their businesses. Ultimately, they employ more people and use
local suppliers and contractors as they expand. We make our resources available                  ROBERT A. ELLIOTT
to nonprofits, minority businesses and individuals. Examples of Southern Arizona                 PRESIDENT & OWNER
Community Bank's commitment to community are varied. We:                                   The Elliott Accounting Group

*    Provided the financial resources necessary for a local company to assist in                 BRIAN K. ENGLISH
     the renovation of the Pentagon following the September 11, 2001 terrorist                    GENERAL COUNSEL
     attack.                                                                                  Capitol Bancorp Limited

*    Participated in a 90+ unit residential development in Tucson's inner city.                  MICHAEL L. KASTEN
     We collaborated with a local developer and a utility company to fund                        MANAGING PARTNER
     energy-efficient housing and help revitalize downtown Tucson.                          Kasten Investments, L.L.C.

*    Allocated financial resources necessary for a minority-owned engineering                       YORAM LEVY
     firm to assist in its continued growth and expansion into Yuma and Phoenix.                  PROJECT MANAGER
                                                                                              Diamond Ventures, Inc.
*    Developed and delivered a financial education program for new medical
     residents enrolling in the University of Arizona internship program.                          JOHN P. LEWIS
                                                                                                     PRESIDENT
Additionally, our bank officers contribute their time and expertise to several            Southern Arizona Community Bank
worthwhile nonprofits. Those organizations benefiting from their personal time
include: the Tucson YMCA Youth Foundation; One-on-One Partners, a nonprofit                        JIM LIVENGOOD
organization whose mission includes mentoring youth; and, The Pima Community                   DIRECTOR OF ATHLETICS
College Entrepreneur Program, an intensive 12-week training for owners of small                University of Arizona
to medium-sized businesses. Southern Arizona Community Bank continues to operate
the old-fashioned way--with genuine, in-person banking.                                           JAMES A. MATHER
                                                                                             C.P.A. & ATTORNEY AT LAW
                          EVERYTHING OLD IS NEW AGAIN.
                                                                                                   MORGAN NORTH
                                /s/ JOHN P. LEWIS                                                PRESIDENT & OWNER
                                  JOHN P. LEWIS                                        Borderland Construction Company, Inc.
                                    PRESIDENT                             [LOGO]
                                                                                                  JAMES SAKRISON
                                                                                                     PRINCIPAL
                                                                                          Slutes, Sakrison, & Hill, P.C.

                                                                                                 PAUL A. ZUCARELLI
                                                                                                     PRESIDENT
                                                                                       Gordon, Zucarelli & Handley Insurance


                                                                                                     OFFICERS

                                                                                                 PAUL A. ZUCARELLI
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                 MICHAEL L. KASTEN
                                                                                                   VICE CHAIRMAN

                                                                                                 ROBERT A. ELLIOT
                                                                                                     SECRETARY

                                                                                                  JOSEPH D. REID
                                                                                              CHIEF EXECUTIVE OFFICER

                                                                                                   JOHN P. LEWIS
                                                                                                     PRESIDENT

                                                                                                 MICHAEL J. TRUEBA
                                                                                     EXECUTIVE VICE PRESIDENT & CHIEF CREDIT OFFICER

                                                                                                  TERESA R. GOMEZ
                                                                                                  VICE PRESIDENT

                                                                                               JEAN M. GRIFFIN-GETEK
                                                                                                  VICE PRESIDENT

                                                                                                   MINDY C. WEBB
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                     [PHOTO OF SUNRISE BANK OF ALBUQUERQUE]

          FREDERICK D. BERNSON                                          SUNRISE BANK OF ALBUQUERQUE
                PRESIDENT
       Sunrise Bank of Albuquerque                                              225 Gold SW
                                                                          Albuquerque, NM 87102
               STEVE BLACK                                                     505.243.3388
      PRESIDENT, CALIFORNIA REGION                                   www.sunrisebankofalbuquerque.com
       Sunrise Capital Corporation
                                             At Sunrise Bank of Albuquerque, becoming part of the community and working to
            TURNER W. BRANCH                 improve banking services to small businesses and working professionals, was part
          Branch Law Firm, P.A.              of our mission when we were formed two years ago. This dedication to community involvement and superior service continues today. We:
             DAVID J. DANIEL
        EXECUTIVE VICE PRESIDENT             *    Selected a downtown Albuquerque location in 1999 and invested in
       Sunrise Bank of Albuquerque                improvements at a time when a major revitalization of historic downtown
                                                  Albuquerque was just beginning. As the only Bank located in the downtown
              HELEN ELLIOTT                       redevelopment district, we have become part of a significant renovation
       CERTIFIED PUBLIC ACCOUNTANT                process that now includes a new 14-screen theater and a major new
     Helen Elliott & Associates P.C.              transportation center within a two-block radius.

            E. GARY FICHTNER                 *    Actively participate in the development of the arts scene in downtown
       Esthetic Dental Arts, Inc.                 Albuquerque through Magnifico!, Albuquerque's designated arts organization.

              DONALD E. FRY                  *    At the request of our physically-challenged customers, provided a loan to
         UNM-School of Medicine                   the only technician in Albuquerque who provides equipment to, and services, their special equipment needs when Medicare payments are delayed.
           WILLIAM D. HINZ, II
                PRESIDENT                    *    Have an employee that spends her winter weekends in the Adaptive Ski
         Sunrise Bank of Arizona                  Program to provide free skiing instruction for disabled adults and children.
            JOHN R. LEWINGER
         CHIEF EXECUTIVE OFFICER             *    Operate as a resource to individuals and couples through the Credit Women's
     Grubb & Ellis/Lewinger Hamilton              Professionals organization. At an individual's request, we instruct them in how to obtain loans and further understand loan transactions. We often
           RANDY E. WHITEHEAD                     attend their closings.
                PRESIDENT
        New Mexico Coffee Company                                    SMALLER BANK. BIGGER SERVICE.(TM)

                                                                         /s/ FREDERICK D. BERNSON
                OFFICERS                                                   FREDERICK D. BERNSON
                                             [LOGO]                             PRESIDENT
             JOSEPH D. REID
                CHAIRMAN

           WILLIAM D. HINZ, II
         CHIEF EXECUTIVE OFFICER

          FREDERICK D. BERNSON
                PRESIDENT

             DAVID J. DANIEL
 EXECUTIVE VICE PRESIDENT, SECRETARY & CHIEF
             CREDIT OFFICER

             CONNI L. JONES
  VICE PRESIDENT & OPERATIONS MANAGER

             JOAN ARCHIBEQUE
             VICE PRESIDENT

                       [PHOTO OF SUNRISE BANK OF ARIZONA]                                       BOARD OF DIRECTORS

                             SUNRISE BANK OF ARIZONA                                              SANDY A. ABALOS
                                                                                                     PRESIDENT
                      4350 East Camelback Road, Suite 100A                                   Abalos & Associates, P.C.
                                Phoenix, AZ 85018
                                  602.956.6250                                                   MICHAEL R. ALLEN
                          www.sunrisebankofarizona.com                                               PRESIDENT
                                                                                                Sureway Properties
At Sunrise Bank of Arizona, giving back to the community is important to us;
thus we make active involvement our priority. We are proud to be an integral                       JAMES P. DEW
part of our community. We have committed to it in the following ways:                                PRESIDENT
                                                                                               Dew Wealth Management
*    The Bank is proud to have been the number one SBA 504 lender in Arizona.
     Twenty 504 loans totaling more than $16 million were made, which created or                 MICHAEL J. DEVINE
     retained 295 jobs.                                                                           ATTORNEY AT LAW

*    We adopted the Arcadia neighborhood and sponsored numerous events for the                   BRIAN K. ENGLISH
     families who live there. Three Bank employees participated in the Arcadia                    GENERAL COUNSEL
     Pride Golf Tournament and one employee became treasurer of the Arcadia                   Capitol Bancorp Limited
     Little League.
                                                                                               HOWARD J. HICKEY III
*    We donated Arizona Diamondback tickets to charities including Kivel Care,               EXECUTIVE VICE PRESIDENT
     Esperanca, and Golden Gate Community Center. These organizations raffled                 Sunrise Bank of Arizona
     them off at their annual charity events to raise money to support their
     causes.                                                                                    WILLIAM D. HINZ, II
                                                                                                     PRESIDENT
*    Several Bank employees were active supporters of the Metropolitan Phoenix                Sunrise Bank of Arizona
     Boys and Girls Club programs. In addition to serving on their Executive
     Council, Bank employees participated in the Shopping for Kids program, a                    MICHAEL L. KASTEN
     golf tournament, and a wine tasting fundraising event.                                      MANAGING PARTNER
                                                                                            Kasten Investments, L.L.C.
*    Ten Bank employees competed as a team in "Brokers for Kids," an annual
     Olympiad competition organized by the local real estate community. Events                    KEVIN B. KINERK
     included volleyball, basketball, horseshoes, and bocci ball. All of the                 EXECUTIVE VICE PRESIDENT
     money raised went to support numerous children's charities in the valley.                Sunrise Bank of Arizona

*    The bank was recognized "SBA Lender of the Year" and "Bank of the Year" by                 GERALD D. PAQUETTE
     Ranking Arizona. Recipients of this prestigious award are chosen by local                    PARTNER/LABORER
     citizens based upon their contributions to the community.                              Caliber Construction, Inc.

                    BRINGING THE RELATIONSHIP BACK TO BANKING                                     JOSEPH D. REID
                                                                                        CHAIRMAN & CHIEF EXECUTIVE OFFICER
                             /s/ WILLIAM D. HINZ, II                                          Capitol Bancorp Limited
                               WILLIAM D. HINZ, II                                             Sun Community Bancorp
                                    PRESIDENT                             [LOGO]
                                                                                                    MARK STEIG
                                                                                                   ORTHODONTIST
                                                                                                Mark Steig, DDS, MS

                                                                                                   MEYER TURKEN
                                                                                                     PRESIDENT
                                                                                           Turken Industrial Properties


                                                                                                     OFFICERS

                                                                                                  JOSEPH D. REID
                                                                                        CHAIRMAN & CHIEF EXECUTIVE OFFICER

                                                                                                 MICHAEL L. KASTEN
                                                                                                   VICE CHAIRMAN

                                                                                                WILLIAM D. HINZ, II
                                                                                                     PRESIDENT

                                                                                               HOWARD J. HICKEY, III
                                                                                       EXECUTIVE VICE PRESIDENT & SECRETARY

                                                                                                  KEVIN B. KINERK
                                                                                             EXECUTIVE VICE PRESIDENT

                                                                                                DOUGLAS N. REYNOLDS
                                                                                       VICE PRESIDENT & CHIEF CREDIT OFFICER

                                                                                                  MARIAN B. CREEL
                                                                                                  VICE PRESIDENT

                                                                                                 JAMES A. SELLICK
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                      [PHOTO OF SUNRISE BANK OF SAN DIEGO]

             RICHARD A. BYER                                             SUNRISE BANK OF SAN DIEGO
                PRESIDENT
        Bycor General Contractor                                      4570 Executive Drive, Suite 110
                                                                            San Diego, CA 92121
            CRAIG V. CASTANOS                                                  858.625.9050
                  OWNER                                                 www.sunrisebanksandiego.com
           Craig V. Castanos,
      Certified Public Accountant            At Sunrise Bank there is a well recognized slogan that is promoted throughout the Bank - "STAY THE COURSE." The "course" is our day-to-day attitude and
           RANDALL S. CUNDIFF                actions that contribute to the primary goal of providing unparalleled service to
                PRESIDENT                    our community.
        Sunrise Bank of San Diego
                                             In 2001 we:
            LESLIE JANE HAHN
                 PARTNER                     *    Were honored as the year's "EMERGING SMALL BUSINESS 504 LENDER(TM)," San
          Hahn & Burnett, AP.C.                   Diego District Office for our exemplary service in Small Business Lending and Community Development.
           WILLIAM D. HINZ, II
                PRESIDENT                    *    Provided SBA financing for a minority, female dentist to expand her
         Sunrise Bank of Arizona                  practice and provide services into a low-income area.

              JOHN S. LEWIS                  *    Provided financing for a local plastic surgeon, who donates substantial
                PRESIDENT                         time and money performing cleft pallet and burn reconstruction surgery in
      Sun Community Bancorp Limited               Tijuana, Mexico.

           TOBY T. MACFARLANE                Officers and employees of the Bank participated in:
          SENIOR VICE PRESIDENT
          United Title Company               *    Boys and Girls Club of San Dieguito's annual "Bucks for Boys and Girls" and helped raise over $140,000 to sponsor youth activities.
           ROBERT J. MATKOVICH
     Robert J. Matkovich, DDS, Inc.          *    "Light the Night" annual walkathon fund-raiser to fight leukemia and lymphoma cancers.
             JOHN F. MCCOLL
            MANAGING DIRECTOR                *    The After School Tennis program as part of Volunteer San Diego, providing a
             Sentre Partners                      safe haven for kids.

           JAMES L. MCCULLOUGH               Our strength and purpose are enhanced by the synergy of our staff and community.
              ENTREPRENEUR                   Our purpose remains, building partnerships with San Diego's business community and leaders. We remain committed to our community and we will...
            RONALD D. MCMAHON
                PRESIDENT                                                    STAY THE COURSE.
    McMahon Development Group, L.L.C.

             JOHN M. ROONEY                                               /s/ RANDALL S. CUNDIFF
                PRESIDENT                                                   RANDALL S. CUNDIFF
         Torrey Financial Group              [LOGO]                               PRESIDENT

               STEVE SATO
              ENTREPRENEUR

             RANDE H. TURNER
                PRESIDENT
               T2 Ventures


                OFFICERS

              JOHN S. LEWIS
   CHAIRMAN & CHIEF EXECUTIVE OFFICER

           WILLIAM D. HINZ, II
              VICE CHAIRMAN

           RANDALL S. CUNDIFF
          PRESIDENT & SECRETARY

           SUZANNE K. GREGORY
    EXECUTIVE VICE PRESIDENT & CHIEF
             CREDIT OFFICER

              BETTY B. BARK
             VICE PRESIDENT

          TIMOTHY M. HIMSTREET
             VICE PRESIDENT

            JOSEPH L. KENNEDY
             VICE PRESIDENT

                     [PHOTO OF VALLEY FIRST COMMUNITY BANK]                                     BOARD OF DIRECTORS

                           VALLEY FIRST COMMUNITY BANK                                            W. CRAIG BERGER
                                                                                                    CLU & CHFC
              7501 East McCormick Parkway, North Court, Suite 105 N                         Spence, Driscoll & Company
                              Scottsdale, AZ 85258
                                  480.596.0883                                                  KATHRYN H. CAMPANA
                             www.valleyfirstbank.com                                               FORMER MAYOR
                                                                                                City of Scottsdale
Community Service is an integral part of Valley First Community Bank's mission
statement. We believe in supporting the communities we serve, as evidenced by                   MARILYN D. CUMMINGS
the following programs:                                                                               REALTOR
                                                                                             Russ Lyon Realty Company
*    A unique Holiday Doll and Toy program - bank customers, friends, and staff
     take unclothed dolls and wooden toy kits purchased by the Bank, clothe the                  MICHAEL J. DEVINE
     dolls, and assemble and paint the trains and planes, so Santa can                            ATTORNEY AT LAW
     distribute them to local charities sponsored by the Bank;
                                                                                                  JUDITH R. EGAN
*    Mother's Day at the Chrysalis Shelter (a domestic violence program) - Bank               CHIEF OPERATING OFFICER
     sponsored career day counselors help the women with their appearance and               Valley First Community Bank
     job search activities;
                                                                                              WILLIAM R. FITZPATRICK
*    YMCA Youth Camp fundraiser - the Bank is a member of the prestigious                   CERTIFIED PUBLIC ACCOUNTANT
     President's Club due to the amount of money raised;                                       Fitzpatrick, Hopkins,
                                                                                               Kelly & Leonhard, PLC
*    Bank promotion of education training in Scottsdale schools on saving,
     budgeting, and using credit carefully;                                                     STEVEN M. GOLDSTEIN
                                                                                                  ATTORNEY AT LAW
*    Entrepreneur's Business Council - we established this group of 12 local                Sacks Tierney, P.A. Lawyers
     business owners to provide feedback and suggestions on how we may better
     serve our customers and our community;                                                     ROSS HALLIDAY, M.D.
                                                                                       Institute for Bone & Joint Disorders
*    Quarterly Business Forums - in partnership with our Entrepreneur's Business
     Council, we host a quarterly business forum for small business owners in                     GARY W. HICKEL
     our community, where we provide educational seminars on banking and                             PRESIDENT
     finance-related topics.                                                                Valley First Community Bank

Community service is something we believe in and practice every day at Valley                    MICHAEL L. KASTEN
First Community Bank.                                                                            MANAGING PARTNER
                                                                                            Kasten Investments, L.L.C.
                 OUR BUSINESS IS HELPING YOUR BUSINESS TO GROW!
                                                                                                 DONALD J. MAHONEY
           /s/ GARY W. HICKEL                   /s/ JUDITH R. EGAN                               MANAGING DIRECTOR
             GARY W. HICKEL                       JUDITH R. EGAN                               Trammell Crow Company
                PRESIDENT                    CHIEF OPERATIING OFFICER     [LOGO]
                                                                                                 GORDON D. MURPHY
                                                                                                 CHAIRMAN EMERITUS
                                                                                                  Esperanca, Inc.

                                                                                               HARRY ROSENZWEIG, JR.
                                                                                                     CO-OWNER
                                                                                               Harry's Fine Jewelry

                                                                                              PATRICIA B. TERNES, CFP
                                                                                                  VICE PRESIDENT
                                                                                            Dain Rauscher Incorporated

                                                                                                     OFFICERS

                                                                                                 GORDON D. MURPHY
                                                                                               CHAIRMAN OF THE BOARD

                                                                                                 MICHAEL J. DEVINE
                                                                                                   VICE CHAIRMAN

                                                                                               HARRY ROSENZWEIG, JR.
                                                                                                     SECRETARY

                                                                                                  JOSEPH D. REID
                                                                                              CHIEF EXECUTIVE OFFICER

                                                                                                  GARY W. HICKEL
                                                                                                     PRESIDENT

                                                                                                  JUDITH R. EGAN
                                                                                              CHIEF OPERATING OFFICER

                                                                                                 DAVID D. FORTUNE
                                                                                      EXECUTIVE VICE PRESIDENT & CHIEF CREDIT
                                                                                                      OFFICER

                                                                                                JEFFREY S. BIRKELO
                                                                                                  VICE PRESIDENT

                                                                                                 JEFFREY L. LE BAR
                                                                                                  VICE PRESIDENT

                                                                                                   LANCE K. WISE
                                                                                                  VICE PRESIDENT

           BOARD OF DIRECTORS                                         [PHOTO OF YUMA COMMUNITY BANK]

              BRUCE I. ASH                                                  YUMA COMMUNITY BANK
             VICE PRESIDENT
       Paul Ash Management, L.L.C.                                        454 West Catalina Drive
                                                                              Yuma, AZ 85365
         STEVEN M. BINKLEY, JR.                                                928.782.7000
           SW DIVISION MANAGER                                               www.yumabank.com
     Arizona Public Service Company
                                             During the formation of Yuma Community Bank, selecting the Bank name was of
          KATHERINE M. BRANDON               primary importance. Communities are structurally and functionally oriented
                PRESIDENT                    around the social institutions which characterize human society: family, health,
           Yuma Community Bank               church, education, economic activities, recreation, government, and welfare. A simple community need not have all institutions common to the society, but most
            RAYMOND R. CORONA                of them must be present and functioning adequately enough to satisfy the
        OPTOMETRIST AND PRESIDENT            community's needs, or it will disintegrate. Hence, our name tells the story.
             Corona Optique                  Yuma Community Bank embraces the philosophy of meeting and serving the community's needs.
               JULI JESSEN
         CHIEF OPERATING OFFICER             *    Members of our board of directors not only fully support this philosophy,
              Gowan Company                       they also live it by serving in leadership positions on the boards of Yuma
                                                  Regional Medical Center, Arizona Western College Foundation, the Greater
             RAM R. KRISHNA                       Yuma Economic Development Corporation, Yuma Elementary School District,
         PHYSICIAN AND PRESIDENT                  Boys and Girls Club of Yuma and many, many more.
       Ram R. Krishna, M.D., P.C.
                                             *    We were pleased to be the lender which allowed Yuma Community Food Bank to
            JOHN T. OSTERMAN                      renovate an 81,000 square-foot facility gifted to them, for their new
                PRESIDENT                         office and warehousing facility.
        Osterman Financial Group
                                             *    Assisted a long time farming company in financing living facilities for
              DAVID SELLERS                       their seasonal farm laborers.
                PRESIDENT
    Sellers Petroleum Products, Inc.         Our expectations are to build on our first year with continuing community service. Yuma Community Bank is honored to share the same name as our community.
            CARYL L. STANLEY
                 PARTNER
         Costen-Stanley Company

           JOHN R. STERNITZKE                                               PUTTING YUMA FIRST.
                PRESIDENT
         Sternco Engineers, Inc.                                         /s/ KATHERINE M. BRANDON
                                                                           KATHERINE M. BRANDON
            PAMELA K. WALSMA                 [LOGO]                              PRESIDENT
             ATTORNEY AT LAW
 Westover, Shadle, Carter & Walsma, PLC

            RONALD S. WATSON
              BROKER/OWNER
        Era Matt Fischer Realtor

               LENN ZAZULA
        EXECUTIVE VICE PRESIDENT
      Sun Community Bancorp Limited

                OFFICERS

            RONALD S. WATSON
          CHAIRMAN OF THE BOARD

          RAM R. KRISHNA, M.D.
              VICE CHAIRMAN

             JOSEPH D. REID
         CHIEF EXECUTIVE OFFICER

            PAMELA K. WALSMA
                SECRETARY

          KATHERINE M. BRANDON
                PRESIDENT

            GEORGE E. WHITMER
       EXECUTIVE VICE PRESIDENT &
          CHIEF CREDIT OFFICER

            SANDRA K. DUNCAN
             VICE PRESIDENT

              KARI M. REILY
             VICE PRESIDENT

             THERESA N. WINE
             VICE PRESIDENT

                            CAPITOL BANCORP LIMITED

                           200 Washington Square North
                               Lansing, MI 48933
                                  517.487.6555
                             www.capitolbancorp.com