Form 10-Q
period 2002-03-31
CAPITOL BANCORP LTD
filed 2002-05-03
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR
       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________

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

     Common stock, No par value: 10,679,145 shares outstanding as of April 30, 2002.

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

                                                                            Page
                                                                            ----
Item 1.  Financial Statements (unaudited):
         Consolidated balance sheets - March 31, 2002 and
           December 31, 2001.                                                  3
         Consolidated statements of income - Three months ended
           March 31, 2002 and 2001.                                            4
         Consolidated statements of changes in stockholders' equity -
           Three months ended March 31, 2002 and 2001.                         5
         Consolidated statements of cash flows - Three months ended
           March 31, 2002 and 2001.                                            6
         Notes to consolidated financial statements.                           7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   20
Item 2.  Changes in Securities and Use of Proceeds.                           20
Item 3.  Defaults Upon Senior Securities.                                     20
Item 4.  Submission of Matters to a Vote of Security Holders.                 20
Item 5.  Other Information.                                                   20
Item 6.  Exhibits and Reports on Form 8-K.                                    20

SIGNATURES                                                                    21

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                   As of March 31, 2002 and December 31, 2001

                                                                        March 31      December 31
                                                                          2002           2001
                                                                       -----------    -----------
                                                                            (in thousands)
ASSETS

Cash and due from banks                                                $   124,827    $    83,833
Interest-bearing deposits with banks                                        20,760         10,999
Federal funds sold                                                          95,373         68,859
                                                                       -----------    -----------
                                 Cash and cash equivalents                 240,960        163,691
Loans held for resale                                                       49,889         62,487
Investment securities:
  Available for sale, carried at market value                               36,534         35,598
  Held for long-term investment, carried at
    amortized cost which approximates market value                           7,610          8,089
                                                                       -----------    -----------
                                 Total investment securities                44,144         43,687
Portfolio loans:
  Commercial                                                             1,596,200      1,535,451
  Real estate mortgage                                                     119,006        121,676
  Installment                                                               79,001         77,462
                                                                       -----------    -----------
                                 Total portfolio loans                   1,794,207      1,734,589
  Less allowance for loan losses                                           (24,744)       (23,238)
                                                                       -----------    -----------
                                 Net portfolio loans                     1,769,463      1,711,351
Premises and equipment                                                      16,486         16,441
Accrued interest income                                                      9,544          9,471
Excess of cost over net assets of acquired subsidiaries                     15,523          8,527
Other assets                                                                28,325         28,351
                                                                       -----------    -----------

            TOTAL ASSETS                                               $ 2,174,334    $ 2,044,006
                                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                  $   287,296    $   272,593
  Interest-bearing                                                       1,566,047      1,467,792
                                                                       -----------    -----------
                                 Total deposits                          1,853,343      1,740,385
Debt obligations                                                            89,361         89,911
Accrued interest on deposits and other liabilities                          16,310         14,244
                                                                       -----------    -----------
                                 Total liabilities                       1,959,014      1,844,540

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                              48,636         48,621

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                             40,320         70,673

STOCKHOLDERS' EQUITY
Common stock, no par value, 25,000,000 shares authorized;
  issued and outstanding:  2002 - 10,640,201 shares
                           2001 - 7,829,178 shares                         111,823         67,692
Retained earnings                                                           16,428         14,173
Market value adjustment (net of tax effect) for
  investment securities available for sale (accumulated
  other comprehensive income)                                                  (36)           158
                                                                       -----------    -----------
                                                                           128,215         82,023
Less note receivable from exercise of stock options
  and unallocated ESOP shares                                               (1,851)        (1,851)
                                                                       -----------    -----------
                                 Total stockholders' equity                126,364         80,172
                                                                       -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 2,174,334    $ 2,044,006
                                                                       ===========    ===========

                              CAPITOL BANCORP LTD.
                       Consolidated Statements of Income
               For the Three Months Ended March 31, 2002 and 2001
                     (in thousands, except per share data)

                                                                             Three Months Ended March 31
                                                                             ---------------------------
                                                                               2002               2001
                                                                             --------           --------
Interest income:
  Portfolio loans (including fees)                                           $ 35,619           $ 35,004
  Loans held for resale                                                           734                597
  Taxable investment securities                                                   397                826
  Federal funds sold                                                              264              1,015
  Other                                                                           241                372
                                                                             --------           --------
                                 Total interest income                         37,255             37,814
Interest expense:
  Deposits                                                                     12,193             17,700
  Debt obligations and other                                                    2,239              1,663
                                                                             --------           --------
                                 Total interest expense                        14,432             19,363
                                                                             --------           --------
                                 Net interest income                           22,823             18,451
Provision for loan losses                                                       2,090              1,624
                                                                             --------           --------
                                 Net interest income after
                                   provision for loan losses                   20,733             16,827
Noninterest income:
  Service charges on deposit accounts                                             958                710
  Trust fee income                                                                531                483
  Fees from origination of non-portfolio
    residential mortgage loans                                                    893                602
  Realized gain (loss) on sale of investment
    securities available for sale                                                 (64)                 3
  Other                                                                           480                325
                                                                             --------           --------
                                 Total noninterest income                       2,798              2,123
Noninterest expense:
  Salaries and employee benefits                                               11,027              9,013
  Occupancy                                                                     1,520              1,375
  Equipment rent, depreciation and maintenance                                  1,055              1,036
  Other                                                                         5,191              3,974
                                                                             --------           --------
                                 Total noninterest expense                     18,793             15,398
                                                                             --------           --------
Income before federal income taxes and minority interest                        4,738              3,552
Federal income taxes                                                            1,543              1,431
                                                                             --------           --------
   Income before minority interest                                              3,195              2,121
Minority interest in net losses (income)
   of consolidated subsidiaries                                                  (151)               262
                                                                             --------           --------

          NET INCOME                                                         $  3,044           $  2,383
                                                                             ========           ========

          NET INCOME PER SHARE -- Note C
                               Basic                                         $   0.39           $   0.31
                                                                             ========           ========

                               Diluted                                       $   0.38           $   0.31
                                                                             ========           ========

See notes to consolidated financial statements

                              CAPITOL BANCORP LTD.
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 2002 and 2001
                        (in thousands except share data)

                                                                                             Note
                                                                                          Receivable
                                                                                         from Exercise
                                                                                           of Stock
                                                                           Accumulated    Options and
                                                                              Other       Unallocated
                                                   Common      Retained   Comprehensive      ESOP
                                                    Stock      Earnings       Income        Shares        Total
                                                  ---------    ---------    ---------      ---------    ---------
Three Months Ended March 31, 2001
---------------------------------
Balances at January 1, 2001                       $  65,939    $   6,569    $    (108)     $  (1,996)   $  70,404

Proceeds from the sale of 130,000 shares
  of common stock and 32,500 warrants to
  purchase common stock                               1,495                                                 1,495

Issuance of 200 shares of common stock
  upon exercise of warrants                               2                                                     2

Cash dividends paid                                                 (766)                                    (766)

Components of comprehensive income:
  Net income for the period                                        2,383                                    2,383
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                            258                         258
                                                                                                        ---------
    Comprehensive income for the period                                                                     2,641
                                                  ---------    ---------    ---------      ---------    ---------

  BALANCES AT MARCH 31, 2001                      $  67,436    $   8,186    $     150      $  (1,996)   $  73,776
                                                  =========    =========    =========      =========    =========

Three Months Ended March 31, 2002
---------------------------------

Balances at January 1, 2002                       $  67,692    $  14,173    $     158      $  (1,851)   $  80,172

Issuance of 2,721,749 shares of common stock to
  acquire shares of Sun Community Bancorp held
  by shareholders other than Capitol                 43,165                                                43,165

Issuance of 70,174 shares of common stock
  upon exercise of stock options                        753                                                   753

Issuance of 19,100 shares of common stock
  upon exercise of warrants                             213                                                   213

Cash dividends paid                                                 (789)                                    (789)

Components of comprehensive income:
  Net income for the period                                        3,044                                    3,044
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                           (194)                       (194)
                                                                                                        ---------
    Comprehensive income for the period                                                                     2,850
                                                  ---------    ---------    ---------      ---------    ---------

  BALANCES AT MARCH 31, 2002                      $ 111,823    $  16,428    $     (36)     $  (1,851)   $ 126,364
                                                  =========    =========    =========      =========    =========

                              CAPITOL BANCORP LTD.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001

                                                                                     2002            2001
                                                                                   ---------       ---------
                                                                                        (in thousands)
OPERATING ACTIVITIES
  Net income                                                                       $   3,044       $   2,383
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                        2,090           1,624
      Depreciation of premises and equipment                                             802             812
      Amortization of goodwill and other intangibles                                      --             191
      Net amortization (accretion) of investment security
        premiums (discounts)                                                               1             (13)
      Loss on sale of premises and equipment                                               5             273
      Minority interest in net income (losses) of consolidated subsidiaries              151            (262)
  Originations and purchases of loans held for resale                               (203,954)       (118,403)
  Proceeds from sales of loans held for resale                                       216,552         100,782
  Increase in accrued interest income and other assets                                (2,649)         (1,696)
  Increase in accrued interest and other liabilities                                   2,066           7,339
                                                                                   ---------       ---------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      18,108          (6,970)

INVESTING ACTIVITIES
  Proceeds from sale of investment securities available for sale                          --             500
  Proceeds from calls, prepayments and maturities of investment
    securities                                                                        11,560          26,913
  Purchases of investment securities                                                 (12,313)         (7,074)
  Net increase in portfolio loans                                                    (60,202)       (103,352)
  Proceeds from sales of premises and equipment                                           --             104
  Purchases of premises and equipment                                                   (852)         (4,168)
                                                                                   ---------       ---------

                NET CASH USED BY INVESTING ACTIVITIES                                (61,807)        (87,077)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                                  83,333          56,470
  Net increase in certificates of deposit                                             29,625          70,393
  Net borrowings from (payments on) debt obligations                                    (550)          4,325
  Resources provided by minority interests                                             8,383           2,670
  Net proceeds from issuance of common stock                                             966           1,497
  Cash dividends paid                                                                   (789)           (766)
                                                                                   ---------       ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                            120,968         134,589
                                                                                   ---------       ---------

                INCREASE IN CASH AND CASH EQUIVALENTS                                 77,269          40,542

Cash and cash equivalents at beginning of period                                     163,691         142,784
                                                                                   ---------       ---------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 240,960       $ 183,326
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

     The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     The consolidated balance sheet as of December 31, 2001 was derived from audited consolidated financial statements as of that date. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

NOTE B - NEW BANKS

     Bank of Las Vegas, located in Las Vegas, Nevada, opened in February 2002. It is majority-owned by Nevada Community Bancorp Limited, which is majority-owned by Sun Community Bancorp Limited, a wholly-owned subsidiary of Capitol.

     Napa Community Bank, located in Napa, California, opened in March 2002. It is majority-owned by First Northern California Bancorp, which is majority-owned by Sun Community Bancorp Limited, a wholly-owned subsidiary of Capitol.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED

NOTE C - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                                       Three Months Ended
                                                                            March 31
                                                                    -----------------------
                                                                       2002         2001
                                                                    ----------   ----------
Numerator--net income for the period                                $3,044,000   $2,383,000
                                                                    ==========   ==========
Denominator:
   Weighted average number of common shares
     outstanding (denominator for basic earnings per share)          7,900,928    7,676,292

  Effect of dilutive securities--stock options and warrants            178,937       92,010
                                                                    ----------   ----------
Denominator for dilutive net income per share--
   Weighted average number of common shares and
     potential dilution                                              8,079,865    7,768,302
                                                                    ==========   ==========
Number of antidilutive stock options excluded from
  diluted earnings per share computation                               119,336      347,097
                                                                    ==========   ==========

NOTE D - SHARE EXCHANGE REGARDING SUN COMMUNITY BANCORP

     In November 2001, the boards of directors of Capitol and Sun Community Bancorp Limited entered into a plan of share exchange. The plan of share exchange was approved by the shareholders of both Capitol and Sun at special meetings held in late March 2002. The share exchange was based on a fixed exchange ratio and resulted in Capitol issuing .734 shares of its previously unissued common stock for each common share of Sun's common stock held by shareholders other than Capitol, effective March 31, 2002. Capitol issued approximately 2.7 million shares of its common stock and 850,000 stock options resulting from the share exchange, for aggregate consideration approximating $43.2 million. This transaction has been accounted for as a purchase. Had the transaction occurred at the beginning of the periods presented, net income would have approximated $3.3 million ($.30 per diluted share) and $2.4 million ($.23 per diluted share) in 2002 and 2001, respectively.

     Sun was previously included in Capitol's consolidated financial statements. The carrying value of assets and liabilities of Sun closely approximated their fair values at the date of the share exchange with Capitol. Identified intangible assets (principally deposit core intangibles) were estimated to approximate $2.7 million, and will be amortized over a period of approximately five years. Additionally, goodwill of approximately $4 million was recorded in conjunction with the share exchange and will not be amortized, but will be reviewed at least annually for impairment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED

NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. This standard did not have a material effect on Capitol's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement January 1, 2002. This new standard requires that goodwill be reviewed annually for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, if and when determined. Capitol's previous business combinations (generally, acquisitions of minority interests) have been accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill (excess of cost over net assets of acquired subsidiaries) approximated $12.8 million and other intangible assets approximated $2.7 million. Upon implementation, this new standard has not had a material effect on Capitol's consolidated financial statements, other than the elimination of goodwill amortization (such amortization approximated $191,000 for the three months ended March 31, 2001).

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

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets approximated $2.17 billion at March 31, 2002, an increase of $130 million from the December 31, 2001 level of $2.04 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

                                                     Total Assets
                                                    (in $1,000's)
                                              --------------------------
                                                March 31        Dec 31
                                                  2002           2001
                                              -----------    -----------
       Ann Arbor Commerce Bank                $   288,099    $   271,116
       Brighton Commerce Bank                      73,207         70,530
       Capitol National Bank                      178,055        173,177
       Detroit Commerce Bank                       32,728         33,768
       Grand Haven Bank                           112,472         98,740
       Kent Commerce Bank                          73,458         66,873
       Macomb Community Bank                       86,840         97,113
       Muskegon Commerce Bank                      78,204         74,284
       Oakland Commerce Bank                      102,170        115,249
       Paragon Bank & Trust                        96,523         93,667
       Portage Commerce Bank                      121,738        127,884
       Indiana Community Bancorp Limited:
         Elkhart Community Bank                    36,574         35,939
         Goshen Community Bank                     41,490         28,681
       Sun Community Bancorp Limited:
         Arrowhead Community Bank                  41,287         33,658
         Bank of Tucson                           121,726        121,075
         Camelback Community Bank                  79,342         67,210
         East Valley Community Bank                37,235         39,591
         Mesa Bank                                 56,701         52,308
         Southern Arizona Community Bank           71,469         55,423
         Valley First Community Bank               56,420         58,625
         Yuma Community Bank                       34,255         23,202
         Nevada Community Bancorp Limited:
           Bank of Las Vegas(2)                    12,401            n/a
           Black Mountain Community Bank           50,487         50,909
           Desert Community Bank                   60,389         56,844
           Red Rock Community Bank                 84,694         84,971
         Sunrise Capital Corporation:
           Sunrise Bank of Albuquerque             31,963         35,984
           Sunrise Bank of Arizona                 61,472         63,141
           Sunrise Bank of San Diego(1)            41,689         37,912
         First Northern California Bancorp:
           Napa Community Bank(2)                  11,308            n/a
       Other, net                                     (62)       (23,868)
                                              -----------    -----------

       Consolidated                           $ 2,174,334    $ 2,044,006
                                              ===========    ===========

       n/a  Not applicable
       (1)  Commenced operations as a DE NOVO bank in 2001.
       (2)  Commenced operations as DE NOVO banks in 2002.

     Portfolio loans increased during the three-month period by approximately $60 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2002 is net of about $14 million of commercial loans sold to other financial institutions.

     The allowance for loan losses at March 31, 2002 approximated $24.7 million or 1.38% of total portfolio loans, an increase from the year-end 2001 ratio of 1.34%.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date. Management's determination of the adequacy of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio, loan commitments outstanding and other factors. The allowance is increased by provisions charged to operations and reduced by net charge-offs.

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                                    2002          2001
                                                                 ----------    ----------
Allowance for loan losses at January 1                           $   23,238    $   17,449

Loans charged-off:
         Commercial                                                     530           229
         Real estate mortgage                                            25             1
         Installment                                                     90            36
                                                                 ----------    ----------
                                 Total charge-offs                      645           266
Recoveries:
         Commercial                                                      38           114
         Real estate mortgage                                             2             2
         Installment                                                     21             7
                                                                 ----------    ----------

                                 Total recoveries                        61           123
                                                                 ----------    ----------
                                 Net charge-offs                        584           143
Additions to allowance charged to expense                             2,090         1,624
                                                                 ----------    ----------

         Allowance for loan losses at March 31                   $   24,744    $   18,930
                                                                 ==========    ==========

Average total portfolio loans for period ended March 31          $1,761,605    $1,409,323
                                                                 ==========    ==========

Ratio of net charge-offs (annualized) to average portfolio
   loans outstanding                                                   0.13%         0.04%
                                                                 ==========    ==========

     The amounts of the allowance for loan losses allocated in the following table (in thousands) include all loans for which, based on Capitol's loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

                                           March 31, 2002           December 31, 2001
                                      -----------------------    -----------------------
                                                  Percentage                  Percentage
                                                   of Total                    of Total
                                                   Portfolio                  Portfolio
                                        Amount       Loans         Amount       Loans
                                      ----------   ----------    ----------   ----------
Commercial                            $   23,237         1.29%   $   20,570         1.19%
Real estate mortgage                          51         0.01         1,630         0.09
Installment                                1,456         0.08         1,038         0.06
                                      ----------   ----------    ----------   ----------

Total allowance for loan losses       $   24,744         1.38%   $   23,238         1.34%
                                      ==========   ==========    ==========   ==========

  Total portfolio loans outstanding   $1,794,207                 $1,734,589
                                      ==========                 ==========

     In addition to the allowance for loan losses, certain commercial loans in Michigan and Indiana are enrolled in state-sponsored loan programs and have additional reserves established to provide for loss protection. At March 31, 2002, total loans under these programs approximated $35 million. Reserves related to these loans, which are represented by earmarked funds on deposit at some of the bank subsidiaries, approximated $1.4 million and are not included in the allowance for loan losses.

     The state agency administering the Michigan program has announced plans to terminate the program in 2002. Upon termination of the program, loans previously enrolled in the program and related reserves would continue until the underlying loans are repaid, but no new loans would be enrolled in the program. While this program has complimented the lending efforts of Capitol's Michigan banks, termination of the program is not expected to have a material adverse affect on those banks' lending activities in the future. The termination of the program may adversely affect the future availability of credit for those borrowers who otherwise would have been eligible for enrollment in the program.

     Impaired loans (i.e., loans for which there is a reasonable probability that borrowers would be unable to repay all principal and interest due under the contractual terms of the loan documents) were not material.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                 March 31        Dec 31
                                                   2002           2001
                                                 -------        -------
      Nonaccrual loans:
                        Commercial               $16,403        $11,220
                        Real estate                  188            356
                        Installment                  355            466
                                                 -------        -------
      Total nonaccrual loans                      16,946         12,042

      Past due (>90 days) loans:
                        Commercial                 3,213          4,290
                        Real estate                  515            787
                        Installment                1,630            119
                                                 -------        -------
      Total past due loans                         5,358          5,196
                                                 -------        -------

      Total nonperforming loans                  $22,304        $17,238
                                                 =======        =======

     Nonperforming loans increased approximately $5.1 million during the three months ended March 31, 2002. Most of these loans at March 31, 2002 are loans in various stages of resolution which management believes to be adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan ratings. At inception, all loans are individually assigned a rating which grade the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrowers' business climate, local economic conditions and other subjective factors. The loan rating process is fluid and subjective.

     Potential  problem loans  include  loans which are generally  performing as agreed; however, because of loan review's and/or lending staff's risk assessment, increased monitoring is deemed appropriate. In addition, some loans are assigned a more adverse classification, with specific performance issues or other risk factors requiring close management and development of specific remedial action plans.

     At March 31, 2002, potential problem loans (including nonperforming loans) approximated $77 million, or about 4% of total consolidated portfolio loans. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed `impaired'), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $2.5 million at March 31, 2002 and $3.0 million at December 31, 2001.

         The  following   comparative  analysis  summarizes  each  bank's  total
portfolio loans, allowance for loan losses, nonperforming loans and certain ratios (dollars in thousands):

                                                                                                                    Allowance as a
                                                                                                                       Percentage
                                               Total                  Allowance for             Nonperforming           of Total
                                           Portfolio Loans             Loan Losses                  Loans           Portfolio Loans
                                       -----------------------   -----------------------   -----------------------  ----------------
                                        March 31      Dec 31      March 31      Dec 31      March 31      Dec 31    March 31  Dec 31
                                          2002         2001         2002         2001         2002         2001       2002     2001
                                       ----------   ----------   ----------   ----------   ----------   ----------  --------  ------
Ann Arbor Commerce Bank                $  241,412   $  233,920   $    3,380   $    3,219   $    1,209   $    1,960    1.40%    1.38%
Brighton Commerce Bank                     63,519       60,984          772          732          227          227    1.22     1.20
Capitol National Bank                     146,944      144,485        2,080        1,983        2,259          465    1.42     1.37
Detroit Commerce Bank                      28,297       29,243          318          351          292          539    1.12     1.20
Grand Haven Bank                          102,081       89,989        1,374        1,212        1,597        1,234    1.35     1.35
Kent Commerce Bank                         69,387       63,782          833          766          957           55    1.20     1.20
Macomb Community Bank                      74,296       79,844        1,088        1,088        1,883        1,431    1.46     1.36
Muskegon Commerce Bank                     69,499       70,151          855          842          116          123    1.23     1.20
Oakland Commerce Bank                      82,478       81,711        1,004        1,063          478          406    1.22     1.30
Paragon Bank & Trust                       81,971       81,430        1,062        1,018        3,528          586    1.30     1.25
Portage Commerce Bank                     112,020      109,393        1,585        1,550        2,858        2,845    1.41     1.42
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)                33,543       31,492          504          473          175          222    1.50     1.50
  Goshen Community Bank(1)                 26,728       22,966          401          345                              1.50     1.50
Sun Community Bancorp Limited:
  Arrowhead Community Bank(1)              32,624       30,430          490          457          208                 1.50     1.50
  Bank of Tucson                           86,516       88,218        1,311        1,224          249          407    1.52     1.39
  Camelback Community Bank                 61,668       56,555          839          743          644          334    1.36     1.31
  East Valley Community Bank(1)            27,361       27,402          370          423          384          432    1.35     1.54
  Mesa Bank                                50,022       45,672          681          594          542          542    1.36     1.30
  Southern Arizona Community Bank          53,478       50,879          728          662          363          298    1.36     1.30
  Valley First Community Bank              41,947       41,851          653          670          508        1,018    1.56     1.60
  Yuma Community Bank(1)                   20,396       18,539          316          285                              1.55     1.54
  Nevada Community Bancorp Limited:
   Bank of Las Vegas(1)                     8,015          n/a          121          n/a                              1.51      n/a
   Black Mountain Community Bank(1)        40,200       40,111          610          602          240          240    1.52     1.50
   Desert Community Bank(1)                50,551       50,361          806          806          949          989    1.59     1.60
   Red Rock Community Bank(1)              70,577       67,117          964        1,008          947          942    1.37     1.50
  Sunrise Capital Corporation:
   Sunrise Bank of Albuquerque(1)          28,885       28,061          390          379          715          614    1.35     1.35
   Sunrise Bank of Arizona                 51,765       55,730          753          753          976        1,329    1.45     1.35
   Sunrise Bank of San Diego(1)            34,396       32,910          485          455                              1.41     1.38
  First Northern California Bancorp:
   Napa Community Bank(1)                   2,268          n/a           35          n/a                              1.54      n/a
Other, net                                  1,363        1,363          (64)        (465)
                                       ----------   ----------   ----------   ----------   ----------   ----------    ----     ----

Consolidated                           $1,794,207   $1,734,589   $   24,744   $   23,238   $   22,304   $   17,238    1.38%    1.34%
                                       ==========   ==========   ==========   ==========   ==========   ==========    ====     ====

n/a  Not applicable
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2002 amounted to $3.0 million ($.38 per diluted share), a 28% increase from $2.4 million ($.31 per diluted share) earned during the corresponding period of 2001.

     First quarter 2002 earnings were a new record level. This period was benefited by strong bank performance coupled with earnings from Sun Community Bancorp, the southwestern bank development affiliate, and its banks.

         Operating results (dollars in thousands) were as follows:

                                                                       Three months ended March 31
                                             --------------------------------------------------------------------------------
                                                                                                Return on         Return on
                                                Total Revenues            Net Income         Average Equity    Average Assets
                                             --------------------    --------------------    --------------    --------------
                                               2002        2001        2002        2001       2002     2001     2002     2001
                                             --------    --------    --------    --------    -----    -----    -----    -----
Ann Arbor Commerce Bank                      $  5,415    $  5,792    $  1,144    $    925    21.39%   20.90%    1.69%    1.53%
Brighton Commerce Bank                          1,353       1,370         188         117    12.40     8.58     1.05      .76
Capitol National Bank                           3,120       3,437         740         577    21.94    20.39     1.70     1.54
Detroit Commerce Bank                             601         633         (26)        (31)     n/a      n/a      n/a      n/a
Grand Haven Bank                                2,141       1,838         421         199    20.39    13.25     1.61     1.02
Kent Commerce Bank                              1,408       1,042         176           7    10.64      .56      .98      .06
Macomb Community Bank                           1,501       2,272         283         265    11.61    11.74     1.24     1.01
Muskegon Commerce Bank                          1,564       1,519         331         138    17.50     9.35     1.75      .83
Oakland Commerce Bank                           1,870       2,230         307         313    14.24    16.40     1.17     1.27
Paragon Bank & Trust                            1,971       2,080         230         104    10.72     6.04      .96      .52
Portage Commerce Bank                           2,461       2,949         418         409    15.92    16.92     1.36     1.26
Indiana Community Bancorp Limited:
  Elkhart Community Bank                          626         566          29         (36)    2.53      n/a      .32      n/a
  Goshen Community Bank                           493         181           6        (111)     .58      n/a      .09      n/a
Sun Community Bancorp Limited:
  Arrowhead Community Bank                        666         249         (31)       (167)     n/a      n/a      n/a      n/a
  Bank of Tucson                                2,432       2,582         573         524    22.73    24.35     1.94     2.08
  Camelback Community Bank                      1,403       1,188         153          97     9.33     9.79      .85      .76
  East Valley Community Bank                      699         801         (97)        (69)     n/a      n/a      n/a      n/a
  Mesa Bank                                     1,186       1,004         167          76    12.06     7.30     1.24      .78
  Southern Arizona Community Bank               1,140         977         158          46    11.08     4.72     1.00      .44
  Valley First Community Bank                     997       1,304          63         129     4.51    11.09      .46      .93
  Yuma Community Bank                             518         140         (14)       (180)     n/a      n/a      n/a      n/a
  Nevada Community Bancorp Limited:
   Bank of Las Vegas(2)                           130         n/a        (337)        n/a      n/a      n/a      n/a      n/a
   Black Mountain Community Bank                  836         704          55         (33)    4.85      n/a      .45      n/a
   Desert Community Bank                        1,152       1,004         104          43     8.51     3.91      .69      .44
   Red Rock Community Bank                      1,523       1,261         210         189     9.65     9.40      .99     1.46
  Sunrise Capital Corporation:
   Sunrise Bank of Albuquerque                    608         632         (25)          9      n/a      .96      n/a      .14
   Sunrise Bank of Arizona                      1,372       1,666         261         119    17.15     9.36     1.67      .76
   Sunrise Bank of San Diego(1)                   954         545          93        (619)    5.10      n/a      .90      n/a
  First Northern California Bancorp:
   Napa Community Bank(2)                          44         n/a        (394)        n/a      n/a      n/a      n/a      n/a
Other, net                                       (131)        (29)     (2,142)       (657)     n/a      n/a      n/a      n/a
                                             --------    --------    --------    --------    -----    -----    -----    -----

Consolidated                                 $ 40,053    $ 39,937    $  3,044    $  2,383    14.80%   13.22%     .58%     .56%
                                             ========    ========    ========    ========    =====    =====    =====    =====

n/a  Not applicable
(1)  Commenced operations as a DE NOVO bank in 2001.
(2)  Commenced operations as DE NOVO banks in 2002.

     Net interest income increased 23.7% during the three-month period versus the corresponding period of 2001. This increase is attributable to the expansion in number of banks and the banks' growth.

     Noninterest income increased in 2002 to $2.8 million for the three-month period, as compared with $2.1 million in 2001. Service charge revenue and trust fee income both increased due to volume in the 2002 period by 35% and 10%, respectively, compared to 2001. Fees from origination of non-portfolio residential mortgage loans increased in the 2002 period by 48%, compared to 2001, due to higher volume resulting from periods of lower interest rates.

     Provisions for loan losses approximated $2.1 million for the three months ended March 31, 2002 compared to $1.6 million during the corresponding 2001 period. The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense for the three months ended March 31, 2002 approximated $18.8 million compared with $15.4 million in 2001. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both employee compensation and occupancy mostly relate to the growth in the number of banks within the consolidated group.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $113 million for the three-month 2002 period, compared to $126.9 million in the corresponding period of 2001. Such growth occurred in all deposit categories, with the majority coming from time deposits. The banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $190 million as of March 31, 2002, or about 10% of total deposits, an increase of $47 million during the interim 2002 period. Brokered deposits, as a funding source, have increased in recent periods due to competitive environments and increased depositor usage of the Internet, and may similarly increase in future periods.

     Noninterest-bearing deposits approximated 16% of total deposits at March 31, 2002 and December 31, 2001. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Interim 2002 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $241 million or 11% of total assets at March 31, 2002 as compared with $163.7 million or 8% of total assets at December 31, 2001. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at March 31, 2002 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At March 31, 2002, the banks had approximately $36.5 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

     Some of the banks have secured lines of credit with a Federal Home Loan Bank. Borrowings thereunder approximated $68 million and additional borrowing capacity approximated $13.4 million at March 31, 2002. These borrowings increased in 2002 as a lower-cost funding source versus various rates and maturities of time deposits. At March 31, 2002, Capitol had unused lines of credit from an unrelated financial institution aggregating $6 million.

     Capitol's Board of Directors recently approved a second quarterly cash dividend of $.10 per share (payable June 1, 2002 to shareholders of record by as of May 1, 2002), following a cash dividend of $.10 per share paid on March 1, 2002 ($.10 per share in the corresponding period of 2001).

     In November 2001, the boards of directors of Capitol and Sun Community Bancorp Limited entered into a plan of share exchange. The plan of share exchange was approved by the shareholders of both Capitol and Sun at special meetings held in late March 2002. The share exchange was based on a fixed exchange ratio and resulted in Capitol issuing .734 shares of its previously unissued common stock for each common share of Sun's common stock held by shareholders other than Capitol, effective March 31, 2002. Capitol issued approximately 2.7 million shares of its common stock and 850,000 stock options resulting from the share exchange, for aggregate consideration approximating $43.2 million. This transaction has been accounted for as a purchase. Had the transaction occurred at the beginning of the periods presented, net income would have approximated $3.3 million ($.30 per diluted share) and $2.4 million ($.23 per diluted share) in 2002 and 2001, respectively.

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

     Stockholders' equity, as a percentage of total assets, approximated 5.8% at March 31, 2002, an increase from the ratio of 3.9% at the beginning of the year. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $215.3 million or 9.9% of total assets at March 31, 2002. The following table summarizes the amounts (in thousands) and related ratios of individually significant subsidiaries (total assets of $200 million or more at the beginning of 2002) and consolidated regulatory capital position at March 31, 2002:

                                                                        Sun
                                                     Ann Arbor       Community
                                                     Commerce         Bancorp
                                                       Bank           Limited       Consolidated
                                                    -----------     -----------     ------------
Tier I capital to average total assets:
  Minimum required amount                           >= $ 10,840     >= $ 31,990     >= $ 82,775
  Actual amount                                        $ 21,394        $101,678        $199,830
    Ratio                                                  7.89%          12.71%           9.66%

Tier I capital to risk-weighted assets:
  Minimum required amount(1)                        >= $  9,622     >= $ 25,833     >= $ 74,418
  Actual amount                                        $ 21,394        $101,678        $199,830
    Ratio                                                  8.89%          15.74%          10.74%

Combined Tier I and Tier II capital to
 risk-weighted assets:
  Minimum required amount(2)                        >= $ 19,243     >= $ 51,667     >= $148,836
  Amount required to meet "Well-Capitalized"
    category(3)                                     >= $ 24,054     >= $ 64,583     >= $186,045
  Actual amount                                        $ 24,405        $110,338        $223,104
    Ratio                                                 10.15%          17.08%          11.99%

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

     During 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on numerous separate dates, for an unprecedented decrease of 475 basis points during the year. In this early period of 2002, interest rates have remained relatively stable.

     Because variable rate loans reprice more rapidly than interest-bearing deposits, such market interest rate decreases compressed net interest margins at Capitol's banks in 2001. In early 2002, however, a more stable interest rate environment has favorably impacted net interest margins at Capitol's banks from interest-bearing deposits repricing at lower rates. As the Open Market Committee continues to influence interest rates and other economic policy in 2002, including the potential of rate increases, net interest margins may become more compressed (having an adverse impact on earnings) as the year progresses.

     Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks are expected to detract from consolidated earnings performance and additional start-up banks formed in 2002 and beyond will similarly negatively impact short-term profitability.

     General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

     Media reports of raising questions about the health of the domestic economy have continued in early 2002. In 2002, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that all business combinations be accounted for under a prior standard of purchase accounting, eliminating the so-called pooling-method which was used to account for some business combinations. This standard did not have a material effect on Capitol's consolidated financial statements.

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of the Statement January 1, 2002. This new standard requires that goodwill be reviewed annually for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, if and when determined. Capitol's previous business combinations (generally, acquisitions of minority interests) have been accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill (excess of cost over net assets of acquired subsidiaries) approximated $12.8 million and other intangible assets approximated $2.7 million. Upon implementation, this new standard has not had a material effect on Capitol's consolidated financial statements, other than the elimination of goodwill amortization (such amortization approximated $191,000 for the three months ended March 31, 2001).

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

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                    None.

          (b)  Reports on Form 8-K:

                    A report on Form 8-K was filed on March 29, 2002, reporting the consummation of a share exchange transaction regarding Sun Community Bancorp Limited.

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

Date: May 3, 2002