Form 10-Q
period 2002-06-30
CAPITOL BANCORP LTD
filed 2002-07-30
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR
       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________

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

     Common stock, No par value: 10,706,465 shares outstanding as of July 15, 2002.

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

                                                                            Page
                                                                            ----
Item 1.    Financial Statements (unaudited):
           Consolidated balance sheets - June 30, 2002 and
             December 31, 2001.                                                3
           Consolidated statements of income - Three months and
             six months ended June 30, 2002 and 2001.                          4
           Consolidated statements of changes in stockholders' equity -
             Six months ended June 30, 2002 and 2001.                          5
           Consolidated statements of cash flows - Six months ended
             June 30, 2002 and 2001.                                           6
           Notes to consolidated financial statements.                         7
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                       11

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.                                                 21
Item 2.    Changes in Securities and Use of Proceeds.                         21
Item 3.    Defaults Upon Senior Securities.                                   21
Item 4.    Submission of Matters to a Vote of Security Holders.               21
Item 5.    Other Information.                                                 21
Item 6.    Exhibits and Reports on Form 8-K.                                  21

SIGNATURES                                                                    22

                                 PART I, ITEM 1

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                    As of June 30, 2002 and December 31, 2001

                                                               (Unaudited)
                                                                 June 30       December 31
                                                                  2002            2001
                                                               -----------     -----------
                                                                      (in thousands)
ASSETS

Cash and due from banks                                        $   111,758     $    83,833
Money-market and mutual funds and interest-bearing deposits         26,053          10,999
Federal funds sold                                                  81,849          68,859
                                                               -----------     -----------
               Cash and cash equivalents                           219,660         163,691
Loans held for resale                                               25,873          62,487
Investment securities:
  Available for sale, carried at market value                       36,318          35,598
  Held for long-term investment, carried at
    amortized cost which approximates market value                   7,923           8,089
                                                               -----------     -----------
               Total investment securities                          44,241          43,687
Portfolio loans:
  Commercial                                                     1,694,134       1,535,451
  Real estate mortgage                                             127,362         121,676
  Installment                                                       76,280          77,462
                                                               -----------     -----------
               Total portfolio loans                             1,897,776       1,734,589
  Less allowance for loan losses                                   (26,310)        (23,238)
                                                               -----------     -----------
               Net portfolio loans                               1,871,466       1,711,351
Premises and equipment                                              17,159          16,441
Accrued interest income                                             10,085           9,471
Goodwill and other intangibles                                      15,390           8,527
Other assets                                                        29,892          28,351
                                                               -----------     -----------

     TOTAL ASSETS                                              $ 2,233,766     $ 2,044,006
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                          $   314,167     $   272,593
  Interest-bearing                                               1,594,192       1,467,792
                                                               -----------     -----------
               Total deposits                                    1,908,359       1,740,385
Debt obligations                                                    88,248          89,911
Accrued interest on deposits and other liabilities                  15,008          14,244
                                                               -----------     -----------
               Total liabilities                                 2,011,615       1,844,540

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                      51,551          48,621

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                     40,377          70,673

STOCKHOLDERS' EQUITY
Common stock, no par value, 25,000,000 shares authorized;
  issued and outstanding: 2002 - 10,705,378 shares
                          2001 - 7,829,178 shares                  112,648          67,692
Retained earnings                                                   19,273          14,173
Market value adjustment (net of tax effect) for
  investment securities available for sale
  (accumulated other comprehensive income)                             153             158
                                                               -----------     -----------
                                                                   132,074          82,023
Less note receivable from exercise of stock
  options and unallocated ESOP shares                               (1,851)         (1,851)
                                                               -----------     -----------
               Total stockholders' equity                          130,223          80,172
                                                               -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 2,233,766     $ 2,044,006
                                                               ===========     ===========

                              CAPITOL BANCORP LTD.
                  Consolidated Statements of Income (Unaudited)
        For the Three Months and Six Months Ended June 30, 2002 and 2001
                      (in thousands, except per share data)

                                                        Three Months Ended       Six Months Ended
                                                             June 30                 June 30
                                                       --------------------    --------------------
                                                         2002        2001        2002        2001
                                                       --------    --------    --------    --------
Interest income:
  Portfolio loans (including fees)                     $ 37,082    $ 36,504    $ 72,701    $ 71,508
  Loans held for resale                                     500         637       1,234       1,234
  Taxable investment securities                             388         521         785       1,347
  Federal funds sold                                        336         862         600       1,877
  Other                                                     255         370         496         742
                                                       --------    --------    --------    --------
               Total interest income                     38,561      38,894      75,816      76,708
Interest expense:
  Deposits                                               11,815      17,380      24,008      35,080
  Debt obligations and other                              2,325       1,801       4,564       3,464
                                                       --------    --------    --------    --------
               Total interest expense                    14,140      19,181      28,572      38,544
                                                       --------    --------    --------    --------
               Net interest income                       24,421      19,713      47,244      38,164
Provision for loan losses                                 2,684       1,697       4,774       3,321
                                                       --------    --------    --------    --------
     Net interest income after provision
       for loan losses                                   21,737      18,016      42,470      34,843
Noninterest income:
  Service charges on deposit accounts                       981         810       1,939       1,520
  Trust fee income                                          639         526       1,170       1,009
  Fees from origination of non-portfolio residential
    mortgage loans                                        1,478         789       2,371       1,391
  Realized gains (losses) on sale of investment
    securities available for sale                            46          --         (18)          3
  Other                                                     280         364         760         689
                                                       --------    --------    --------    --------
               Total noninterest income                   3,424       2,489       6,222       4,612
Noninterest expense:
  Salaries and employee benefits                         11,776       9,730      22,803      18,743
  Occupancy                                               1,622       1,328       3,142       2,703
  Equipment rent, depreciation and maintenance            1,289       1,114       2,344       2,150
  Other                                                   4,353       3,919       9,544       7,893
                                                       --------    --------    --------    --------
               Total noninterest expense                 19,040      16,091      37,833      31,489
                                                       --------    --------    --------    --------
Income before federal income taxes and
  minority interest                                       6,121       4,414      10,859       7,966
Federal income taxes                                      2,151       1,370       3,694       2,801
                                                       --------    --------    --------    --------
  Income before minority interest                         3,970       3,044       7,165       5,165
Minority interest in net income of
  consolidated subsidiaries                                 (57)       (444)       (208)       (182)
                                                       --------    --------    --------    --------

     NET INCOME                                        $  3,913    $  2,600    $  6,957    $  4,983
                                                       ========    ========    ========    ========
     NET INCOME PER SHARE -- Note C
               Basic                                   $   0.37    $   0.33    $   0.75    $   0.64
                                                       ========    ========    ========    ========

               Diluted                                 $   0.35    $   0.33    $   0.73    $   0.63
                                                       ========    ========    ========    ========

                             CAPITOL BANCORP LIMITED
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                 For the Six Months Ended June 30, 2002 and 2001
                        (in thousands except share data)


                                                                                                 Note
                                                                                              Receivable
                                                                                             from Exercise
                                                                                               of Stock
                                                                               Accumulated    Options and
                                                                                 Other        Unallocated
                                                   Common        Retained     Comprehensive      ESOP
                                                    Stock        Earnings        Income         Shares          Total
                                                  ---------      ---------    -------------   -----------      ---------
SIX MONTHS ENDED JUNE 30, 2001

Balances at January 1, 2001                       $  65,939      $   6,569      $    (108)     $  (1,996)      $  70,404

Proceeds from the sale of 130,000 shares
  of common stock and 32,500 warrants to
  purchase common stock                               1,495                                                        1,495

Issuance of 1,873 shares of common stock
  upon exercise of warrants                              20                                                           20

Issuance of 17,043 shares of common stock
  upon exercise of stock options                        161                                                          161

Cash dividends paid ($0.20 per share)                               (1,548)                                       (1,548)

Components of comprehensive income:
  Net income for the period                                          4,983                                         4,983
  Market value adjustment for investment
     securities available for sale (net of
     income tax effect)                                                               250                            250
                                                                                                               ---------
     Comprehensive income for the period                                                                           5,233
                                                  ---------      ---------      ---------      ---------       ---------

  BALANCES AT JUNE 30, 2001                       $  67,615      $  10,004      $     142      $  (1,996)      $  75,765
                                                  =========      =========      =========      =========       =========

SIX MONTHS ENDED JUNE 30, 2002

Balances at January 1, 2002                       $  67,692      $  14,173      $     158      $  (1,851)      $  80,172

Issuance of 2,721,749 shares of common stock to
  acquire shares of Sun Community Bancorp held
  by shareholders other than Capitol                 43,160                                                       43,160

Issuance of 86,136 shares of common stock
  upon exercise of stock options                        963                                                          963

Issuance of 52,717 shares of common stock
  upon exercise of warrants                             583                                                          583

Issuance of 15,598 shares of common stock
  in exchange for investment security                   250                                                          250

Cash dividends paid ($0.20 per share)                               (1,857)                                       (1,857)

Components of comprehensive income:
  Net income for the period                                          6,957                                         6,957
  Market value adjustment for investment
     securities available for sale (net of
     income tax effect)                                                                (5)                            (5)
                                                                                                               ---------
     Comprehensive income for the period                                                                           6,952
                                                  ---------      ---------      ---------      ---------       ---------

  BALANCES AT JUNE 30, 2002                       $ 112,648      $  19,273      $     153      $  (1,851)      $ 130,223
                                                  =========      =========      =========      =========       =========

                              CAPITOL BANCORP LTD.
                Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2002 and 2001

                                                                       2002         2001
                                                                     ---------    ---------
                                                                         (in thousands)
OPERATING ACTIVITIES
  Net income                                                         $   6,957    $   4,983
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                          4,774        3,321
      Depreciation of premises and equipment                             1,655        1,692
      Amortization of goodwill and other intangibles                       133          386
      Net amortization (accretion) of investment security
        premiums (discounts)                                                20          (31)
      Loss (gain) on sale of premises and equipment                         (1)         105
      Minority interest in net income of consolidated subsidiaries         208          182
  Originations and purchases of loans held for resale                 (373,681)    (298,386)
  Proceeds from sales of loans held for resale                         410,295      277,086
  Decrease (increase) in accrued interest income and other assets       (4,590)       1,298
  Increase in accrued interest and other liabilities                       764        1,033
                                                                     ---------    ---------

               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         46,534       (8,331)

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
    available for sale                                                   2,327          500
  Proceeds from maturities of investment securities
    available for sale                                                  26,462       43,298
  Purchases of investment securities available for sale                (29,370)     (18,454)
  Net increase in portfolio loans                                     (164,889)    (209,218)
  Proceeds from sales of premises and equipment                             51          292
  Purchases of premises and equipment                                   (2,423)      (4,650)
                                                                     ---------    ---------

               NET CASH USED BY INVESTING ACTIVITIES                  (167,842)    (188,232)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                   138,349      132,261
  Net increase in certificates of deposit                               29,625       96,417
  Net borrowings from (payments on) debt obligations                    (1,663)      13,138
  Net proceeds from issuance of trust-preferred securities               2,899           --
  Resources provided by minority interests                               8,383        3,663
  Net proceeds from issuance of common stock                             1,541        1,676
  Cash dividends paid                                                   (1,857)      (1,548)
                                                                     ---------    ---------

               NET CASH PROVIDED BY FINANCING ACTIVITIES               177,277      245,607
                                                                     ---------    ---------

               INCREASE IN CASH AND CASH EQUIVALENTS                    55,969       49,044

Cash and cash equivalents at beginning of period                       163,691      142,784
                                                                     ---------    ---------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 219,660    $ 191,828
                                                                     =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              CAPITOL BANCORP LTD.


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Capitol Bancorp Ltd. ("Capitol") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim periods.

     The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

     Napa Community Bank, located in Napa, California, opened in March 2002. It is majority-owned by First California Northern Bancorp, which is majority-owned by Sun Community Bancorp Limited, a wholly-owned subsidiary of Capitol.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE C - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                 Three Months Ended June 30     Six Months Ended June 30
                                                 --------------------------    --------------------------
                                                    2002           2001           2002           2001
                                                 -----------    -----------    -----------    -----------
Numerator--net income for the period             $ 3,913,000    $ 2,600,000    $ 6,957,000    $ 4,983,000
                                                 ===========    ===========    ===========    ===========
Denominator:
  Weighted average number of common shares
    outstanding (denominator for basic earnings
    per share)                                    10,685,203      7,807,442      9,300,756      7,742,229

  Effect of dilutive securities--stock options
     and warrants                                    501,910        155,574        240,472        120,280
                                                 -----------    -----------    -----------    -----------
Denominator for dilutive net income per share--
  Weighted average number of common shares
    and potential dilution                        11,187,113      7,963,016      9,541,228      7,862,509
                                                 ===========    ===========    ===========    ===========
Number of antidilutive stock options excluded
  from diluted earnings per share computation        107,752        121,416        126,577        264,479
                                                 ===========    ===========    ===========    ===========

NOTE D - SHARE EXCHANGE TRANSACTIONS

     In November 2001, the boards of directors of Capitol and Sun Community Bancorp Limited entered into a plan of share exchange. The plan of share exchange was approved by the shareholders of both Capitol and Sun at special meetings held in late March 2002. The share exchange was based on a fixed exchange ratio and resulted in Capitol issuing .734 shares of its previously unissued common stock for each common share of Sun's common stock held by shareholders other than Capitol, effective March 31, 2002. Capitol issued approximately 2.7 million shares of its common stock and 850,000 stock options resulting from the share exchange, for aggregate consideration approximating $43.2 million. This transaction has been accounted for as a purchase. Had the transaction occurred at the beginning of the periods presented, net income would have approximated $7.2 million ($0.66 per diluted share) and $5.1 million ($0.48 per diluted share) for the six months ended June 30, 2002 and 2001, respectively.

     Sun was previously included in Capitol's consolidated financial statements. The carrying value of assets and liabilities of Sun closely approximated their fair values at the date of the share exchange with Capitol. Identified intangible assets (principally core deposit intangibles) were estimated to approximate $2.7 million, and are being amortized over a period of approximately five years. Additionally, goodwill of approximately $4 million was recorded in conjunction with the share exchange and will not be amortized, but will be reviewed at least annually for impairment (see Note E).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE D - SHARE EXCHANGE TRANSACTIONS - CONTINUED

     As of June 30, 2002, potential share exchange transactions were pending regarding the minority shareholders of Indiana Community Bancorp Limited and Sunrise Capital Corporation which, if completed, would result in Capitol issuing approximately 450,000 additional shares of common stock and those majority-owned subsidiaries becoming wholly-owned.

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

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceased upon adoption of the Statement on January 1, 2002. This new standard requires that goodwill be reviewed annually for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, if and when determined.

     Capitol's previous business combinations (generally, acquisitions of minority interests) have been accounted for using the purchase method. As of June 30, 2002, the net carrying amount of reporting-unit goodwill approximated $12.8 million and other intangible assets approximated $2.6 million. Upon implementation, this new standard has not had a material effect on Capitol's consolidated financial statements, other than the elimination of goodwill amortization.

     Statement  No.  142  requires  that   intangible   assets  not  subject  to
amortization, such as Capitol's reporting-unit goodwill, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such potential impairment is measured by comparing the fair value of a reporting unit with its carrying amount within the consolidated group.

     When goodwill is reviewed for potential impairment, impairment losses must be charged against earnings if and when determined. Substantially all of Capitol's recorded reporting-unit goodwill relates to acquisitions of minority interests in consolidated subsidiaries. Such acquisitions have been made at modest premiums in relation to the underlying fair value of net assets when acquired. Based on management's review of recorded reporting-unit goodwill at the transition date for Statement No. 142, January 1, 2002, no impairment losses were identified as of that date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS - CONTINUED

     Paragraph 61 of Statement No. 142 requires supplemental disclosure of historical information, as adjusted to exclude amortization of goodwill no longer being amortized, which is summarized below (in $1,000s except per share amounts):

                               Six Months Ended
                                    June 30                  Year Ended December 31
                            -----------------------   ------------------------------------
                               2002         2001         2001         2000         1999
                            ----------   ----------   ----------   ----------   ----------
Net income, as reported     $    6,957   $    4,983   $   10,718   $    8,035   $    5,409
Add back -- goodwill
  amortization                      --          386          979          561          318
                            ----------   ----------   ----------   ----------   ----------

Net income, as adjusted     $    6,957   $    5,369   $   11,697   $    8,596   $    5,727
                            ==========   ==========   ==========   ==========   ==========
Net income per share,
  as reported:
        Basic               $     0.75   $     0.64   $     1.38   $     1.14   $     0.84
                            ==========   ==========   ==========   ==========   ==========
        Diluted             $     0.73   $     0.63   $     1.35   $     1.13   $     0.83
                            ==========   ==========   ==========   ==========   ==========
Add back -- goodwill
  amortization per share:
        Basic                       --   $     0.05   $     0.12   $     0.08   $     0.05
                                         ==========   ==========   ==========   ==========
        Diluted                     --   $     0.05   $     0.12   $     0.08   $     0.05
                                         ==========   ==========   ==========   ==========
Net income per share,
  as adjusted:
        Basic               $     0.75   $     0.69   $     1.50   $     1.22   $     0.89
                            ==========   ==========   ==========   ==========   ==========
        Diluted             $     0.73   $     0.68   $     1.47   $     1.21   $     0.88
                            ==========   ==========   ==========   ==========   ==========

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

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets approximated $2.2 billion at June 30, 2002, an increase of $190 million from the December 31, 2001 level of $2.0 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

                                                   Total Assets
                                                   (in $1,000's)
                                            --------------------------
                                              June 30        Dec 31
                                               2002           2001
                                            -----------    -----------
     Ann Arbor Commerce Bank                $   285,357    $   271,116
     Brighton Commerce Bank                      75,114         70,530
     Capitol National Bank                      184,564        173,177
     Detroit Commerce Bank                       31,791         33,768
     Grand Haven Bank                           116,708         98,740
     Kent Commerce Bank                          75,169         66,873
     Macomb Community Bank                       86,802         97,113
     Muskegon Commerce Bank                      81,937         74,284
     Oakland Commerce Bank                       97,409        115,249
     Paragon Bank & Trust                        99,374         93,667
     Portage Commerce Bank                      131,479        127,884
     Indiana Community Bancorp Limited:
       Elkhart Community Bank                    38,416         35,939
       Goshen Community Bank                     33,458         28,681
     Sun Community Bancorp Limited:
       Arrowhead Community Bank                  44,010         33,658
       Bank of Tucson                           126,214        121,075
       Camelback Community Bank                  85,356         67,210
       East Valley Community Bank                40,642         39,591
       Mesa Bank                                 60,550         52,308
       Southern Arizona Community Bank           72,406         55,423
       Valley First Community Bank               48,858         58,625
       Yuma Community Bank                       37,089         23,202
       Nevada Community Bancorp Limited:
         Bank of Las Vegas(2)                    21,882            n/a
         Black Mountain Community Bank           51,657         50,909
         Desert Community Bank                   58,797         56,844
         Red Rock Community Bank                 92,802         84,971
       Sunrise Capital Corporation:
         Sunrise Bank of Albuquerque             40,304         35,984
         Sunrise Bank of Arizona                 66,574         63,141
         Sunrise Bank of San Diego(1)            46,683         37,912
       First California Northern Bancorp:
         Napa Community Bank(2)                  23,809            n/a
     Other, net                                 (21,445)       (23,868)
                                            -----------    -----------
     Consolidated                           $ 2,233,766    $ 2,044,006
                                            ===========    ===========

n/a  Not applicable
(1)  Commenced operations as a DE NOVO bank in 2001.
(2)  Commenced operations as DE NOVO banks in 2002.

     Portfolio loans increased during the six-month 2002 period by approximately $163 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2002 is net of about $28 million of commercial loans sold to other financial institutions.

     The allowance for loan losses at June 30, 2002 approximated $26.3 million or 1.39% of total portfolio loans, an increase from the year-end 2001 ratio of 1.34%.

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

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                           2002          2001
                                                        ----------    ----------
Allowance for loan losses at January 1                  $   23,238    $   17,449

Loans charged-off:
     Commercial                                              1,714           477
     Real estate mortgage                                      146            10
     Installment                                               154           139
                                                        ----------    ----------
          Total charge-offs                                  2,014           626

Recoveries:
     Commercial                                                192           258
     Real estate mortgage                                       61             3
     Installment                                                59            15
                                                        ----------    ----------
          Total recoveries                                     312           276
                                                        ----------    ----------
          Net charge-offs                                    1,702           350

Additions to allowance charged to expense                    4,774         3,321
                                                        ----------    ----------

     Allowance for loan losses at June 30               $   26,310    $   20,420
                                                        ==========    ==========

Average total portfolio loans for period ended June 30  $1,804,451    $1,463,142
                                                        ==========    ==========
Ratio of net charge-offs (annualized) to average
  portfolio loans outstanding                                0.19%         0.05%
                                                        ==========    ==========

     The amounts of the allowance for loan losses allocated in the following table (in thousands) include all loans for which, based on Capitol's loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

                                           June 30, 2002            December 31, 2001
                                      -----------------------    -----------------------
                                                   Percentage                 Percentage
                                                    of Total                   of Total
                                                   Portfolio                  Portfolio
                                        Amount       Loans         Amount       Loans
                                      ----------   ----------    ----------   ----------
Commercial                            $   24,749         1.31%   $   20,570         1.19%
Real estate mortgage                         171         0.01         1,630         0.09
Installment                                1,390         0.07         1,038         0.06
                                      ----------   ----------    ----------   ----------

Total allowance for loan losses       $   26,310         1.39%   $   23,238         1.34%
                                      ==========   ==========    ==========   ==========

  Total portfolio loans outstanding   $1,897,776                 $1,734,589
                                      ==========                 ==========

     In addition to the allowance for loan losses, certain commercial loans in Michigan and Indiana are enrolled in state-sponsored loan programs and have additional reserves established to provide for loss protection. At June 30, 2002, total loans under these programs approximated $32 million. Reserves related to these loans, which are represented by earmarked funds on deposit at some of the bank subsidiaries, approximated $1.4 million and are not included in the allowance for loan losses.

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

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                    June 30         Dec 31
                                                      2002           2001
                                                    --------       --------
     Nonaccrual loans:
          Commercial                                $ 14,082       $ 11,220
          Real estate                                    674            356
          Installment                                    584            466
                                                    --------       --------
     Total nonaccrual loans                           15,340         12,042

     Past due (>=90 days) loans:
          Commercial                                   6,833          4,290
          Real estate                                    884            787
          Installment                                    253            119
                                                    --------       --------
     Total past due loans                              7,970          5,196
                                                    --------       --------

     Total nonperforming loans                      $ 23,310       $ 17,238
                                                    ========       ========

     Nonperforming loans increased approximately $6 million during the six-month period ended June 30, 2002. These loans at June 30, 2002 are in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

     At June 30, 2002, potential problem loans (including nonperforming loans) approximated $83 million, or about 4% of total consolidated portfolio loans. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed `impaired'), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher loan losses in the first half of 2002.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $2.7 million at June 30, 2002 and $3.0 million at December 31, 2001.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

                                                                                                                 Allowance as a
                                                                                                                   Percentage
                                             Total                Allowance for            Nonperforming            of Total
                                        Portfolio Loans            Loan Losses                 Loans             Portfolio Loans
                                    -----------------------   ----------------------   ---------------------   --------------------
                                     June 30       Dec 31      June 30      Dec 31      June 30     Dec 31     June 30      Dec 31
                                       2002         2001        2002         2001        2002        2001        2002        2001
                                    ----------   ----------   ---------    ---------   ---------   ---------   --------    --------
Ann Arbor Commerce Bank             $  261,525   $  233,920   $   3,674    $   3,219   $   1,697   $   1,960       1.40%       1.38%
Brighton Commerce Bank                  65,870       60,984         808          732         227         227       1.23        1.20
Capitol National Bank                  153,647      144,485       2,202        1,983       2,486         465       1.43        1.37
Detroit Commerce Bank                   28,438       29,243         328          351         282         539       1.15        1.20
Grand Haven Bank                       104,845       89,989       1,424        1,212       1,578       1,234       1.36        1.35
Kent Commerce Bank                      71,026       63,782         853          766         916          55       1.20        1.20
Macomb Community Bank                   72,226       79,844       1,238        1,088       2,403       1,431       1.71        1.36
Muskegon Commerce Bank                  74,669       70,151         934          842         259         123       1.25        1.20
Oakland Commerce Bank                   82,438       81,711         926        1,063       1,754         406       1.12        1.30
Paragon Bank & Trust                    84,180       81,430       1,070        1,018       3,273         586       1.27        1.25
Portage Commerce Bank                  118,105      109,393       1,650        1,550       2,915       2,845       1.40        1.42
Indiana Community Bancorp Limited:
  Elkhart Community Bank(1)             36,739       31,492         552          473         175         222       1.50        1.50
  Goshen Community Bank(1)              30,082       22,966         452          345          --          --       1.50        1.50
Sun Community Bancorp Limited:
  Arrowhead Community Bank(1)           35,288       30,430         475          457           2                   1.35        1.50
  Bank of Tucson                        87,744       88,218       1,404        1,224         572         407       1.60        1.39
  Camelback Community Bank              67,823       56,555         728          743           2         334       1.07        1.31
  East Valley Community Bank            26,864       27,402         377          423         372         432       1.40        1.54
  Mesa Bank                             53,188       45,672         766          594         678         542       1.44        1.30
  Southern Arizona Community Bank       58,113       50,879         814          662         278         298       1.40        1.30
  Valley First Community Bank           37,682       41,851         647          670         114       1,018       1.72        1.60
  Yuma Community Bank(1)                23,887       18,539         359          285          --          --       1.50        1.54
  Nevada Community Bancorp Limited:
    Bank of Las Vegas(1)                12,474          n/a         188          n/a                               1.51         n/a
    Black Mountain Community Bank(1)    44,930       40,111         665          602         135         240       1.48        1.50
    Desert Community Bank(1)            45,137       50,361         678          806         527         989       1.50        1.60
    Red Rock Community Bank(1)          75,257       67,117       1,130        1,008         926         942       1.50        1.50
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(1)      34,155       28,061         462          379         692         614       1.35        1.35
    Sunrise Bank of Arizona             56,501       55,730         763          753         997       1,329       1.35        1.35
    Sunrise Bank of San Diego(1)        41,228       32,910         557          455          50          --       1.35        1.38
  First California Northern Bancorp:
    Napa Community Bank(1)              12,350          n/a         186          n/a          --         n/a       1.51         n/a
Other, net                               1,365        1,363                     (465)
                                    ----------   ----------   ---------    ---------   ---------   ---------   --------    --------

Consolidated                        $1,897,776   $1,734,589   $  26,310    $  23,238   $  23,310   $  17,238       1.39%       1.34%
                                    ==========   ==========   =========    =========   =========   =========   ========    ========

n/a  Not applicable
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 2002, was $3.9 million, an increase of $1.3 million over the same period last year. Diluted earnings per share were $.35 compared to $.33 for the prior year period. Net income for the first half of 2002 was $7 million ($.73 per diluted share), a 40% increase from $5 million ($.63 per diluted share) in the comparable period of 2001. The percentage increase in net income per share was less than the percentage increase in the amount of net income in 2002 because of the larger share base resulting from Capitol's share exchange regarding Sun Community Bancorp which was completed March 31, 2002.

     Second quarter 2002 earnings were a new record level. This period was benefited by strong bank performance coupled with earnings from Sun Community Bancorp, the southwestern bank development affiliate, and its banks.

     Net interest income for the second quarter of 2002 totaled $24.4 million, a 24% increase as compared to $19.7 million for the comparable period in 2001. Net interest income for the six-month 2002 period was $47.2 million, as compared to $38.2 million for the same period in 2001. Net interest income increased 24% during the six-month period versus 23% in the corresponding period of 2001. These increases are attributable to the expansion in number of banks, the banks' growth and a stable interim 2002 interest rate environment.

     Noninterest income for the quarter ended June 30, 2002 was $3.4 million, an increase of $935,000, or 38%, over the same period last year. On a year-to-date basis, noninterest income totaled $6.2 million for the 2002 period, as compared to $4.6 million in the first six months of 2001. Service charges on deposit accounts and trust fee income both increased due to volume in the second quarter of 2002 by 21% compared to the same period in 2001. Service charges on deposits and trust fee income totaled $1.9 million and $1.2 million, respectively, for the six-month period in 2002, as compared to $1.5 million and $1 million, respectively, for the 2001 period. Fees from origination of non-portfolio residential mortgage loans totaled $1.5 million for the second quarter of 2002, and were $2.4 million for the six-month period, as compared to $789,000 and $1.4 million for the comparable periods in 2001, due to higher loan volume resulting from lower interest rates.

     The provision for loan losses for the quarter ended June 30, 2002 was $2.7 million as compared to $1.7 million during the corresponding 2001 period. The loan loss provision for the six-month period in 2002 was $4.8 million, as compared to $3.3 million for the same period in 2001. Increases in the provision for loan losses are principally related to loan growth. The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense totaled $19 million for the second quarter, and $37.8 million for the six-month period in 2002, as compared to $16.1 million and $31.5 million, respectively, for the comparable periods in 2001. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both occupancy and salary and employee benefits mostly relate to the growth in the number of banks within the consolidated group.

     Operating results (dollars in thousands) were as follows:

                                                                        Six months ended June 30
                                      --------------------------------------------------------------------------------------------
                                                                                           Return on               Return on
                                         Total Revenues            Net Income            Average Equity          Average Assets
                                      --------------------    --------------------    --------------------    --------------------
                                        2002        2001        2002        2001        2002        2001        2002        2001
                                      --------    --------    --------    --------    --------    --------    --------    --------
Ann Arbor Commerce Bank               $ 11,097    $ 11,738    $  2,339    $  2,002       21.64%      22.98%       1.67%       1.61%
Brighton Commerce Bank                   2,774       2,804         428         257       13.84        9.50        1.17         .81
Capitol National Bank                    6,335       6,720       1,482       1,194       21.74       21.47        1.67        1.57
Detroit Commerce Bank                    1,188       1,307         (29)        (86)        n/a         n/a         n/a         n/a
Grand Haven Bank                         4,350       3,795         883         460       20.15       15.57        1.61        1.13
Kent Commerce Bank                       2,946       2,170         466         (26)      13.57         n/a        1.25         n/a
Macomb Community Bank                    2,982       4,505         437         526        8.94       11.82         .98         .98
Muskegon Commerce Bank                   3,138       3,132         631         360       16.50       12.40        1.65        1.08
Oakland Commerce Bank                    3,638       4,582         632         695       14.57       18.46        1.23        1.34
Paragon Bank & Trust                     3,979       4,190         515         227       11.51        7.21        1.07         .54
Portage Commerce Bank                    5,029       5,801         926         801       17.58       16.75        1.50        1.24
Indiana Community Bancorp Limited:
  Elkhart Community Bank                 1,306       1,184          93         (64)       4.01         n/a         .49         n/a
  Goshen Community Bank                  1,046         437          34        (254)       1.53         n/a         .21         n/a
Sun Community Bancorp Limited:
  Arrowhead Community Bank               1,549         631           3        (275)        .14         n/a         .01         n/a
  Bank of Tucson                         4,869       5,156       1,153       1,037       22.54       24.24        1.92        2.02
  Camelback Community Bank               2,906       2,411         292         208        8.55       10.50         .78         .83
  East Valley Community Bank             1,348       1,641        (185)        (73)        n/a         n/a         n/a         n/a
  Mesa Bank                              2,462       2,097         381         183       13.55        8.83        1.36         .90
  Southern Arizona Community Bank        2,353       2,012         288         113        9.80        5.76         .86         .50
  Valley First Community Bank            1,940       2,518          65         252        2.31        9.57         .24         .90
  Yuma Community Bank                    1,159         392           8        (310)        .42         n/a         .05         n/a
  Nevada Community Bancorp Limited:
    Bank of Las Vegas(2)                   375         n/a        (478)        n/a         n/a         n/a         n/a         n/a
    Black Mountain Community Bank        1,782       1,498         131         (49)       5.69         n/a         .53         n/a
    Desert Community Bank                2,200       2,087         131          43        5.25        1.93         .43         .21
    Red Rock Community Bank              3,141       2,751         407         378        9.24        9.55         .93        1.33
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque          1,334       1,427         (16)         70         n/a        3.87         n/a         .48
    Sunrise Bank of Arizona              2,751       3,316         243         238        7.88        9.33         .77         .74
    Sunrise Bank of San Diego(1)         1,990       1,093         165        (743)       4.51         n/a         .76         n/a
  First California Northern Bancorp:
    Napa Community Bank(2)                 341         n/a        (549)        n/a         n/a         n/a         n/a         n/a
Other, net                                (270)        (75)     (3,919)     (2,181)        n/a         n/a         n/a         n/a
                                      --------    --------    --------    --------    --------    --------    --------    --------
Consolidated                          $ 82,038    $ 81,320    $  6,957    $  4,983       13.23%      13.64%        .65%        .57%
                                      ========    ========    ========    ========    ========    ========    ========    ========

n/a  Not applicable
(1)  Commenced operations as a DE NOVO bank in 2001.
(2)  Commenced operations as DE NOVO banks in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $168 million for the six-month 2002 period, compared to $229 million in the corresponding period of 2001. Such growth occurred in all deposit categories, with the majority coming from time deposits. The banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $196 million as of June 30, 2002, or about 10% of total deposits, an increase of $53 million during the interim 2002 period. Brokered deposits, as a funding source, have increased in recent periods due to competitive environments and increased depositor usage of the Internet, and may similarly increase in future periods.

     Noninterest-bearing deposits approximated 16% of total deposits at June 30, 2002 and December 31, 2001. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Interim 2002 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $220 million or 10% of total assets at June 30, 2002 as compared with $164 million or 8% of total assets at December 31, 2001. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at June 30, 2002 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At June 30, 2002, the banks had approximately $36.3 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

     Some of the banks have secured lines of credit with a Federal Home Loan Bank. Borrowings thereunder approximated $76 million and additional borrowing capacity approximated $9.3 million at June 30, 2002. These borrowings increased ($13 million in the first half of 2002) as a lower-cost funding source versus various rates and maturities of time deposits. At June 30, 2002, Capitol had unused lines of credit from an unrelated financial institution aggregating $10 million.

     In November 2001, the boards of directors of Capitol and Sun entered into a plan of share exchange. The plan of share exchange was approved by the shareholders of both Capitol and Sun at special meetings held in late March 2002. The share exchange was based on a fixed exchange ratio and resulted in Capitol issuing .734 shares of its previously unissued common stock for each common share of Sun's common stock held by shareholders other than Capitol, effective March 31, 2002. Capitol issued approximately 2.7 million shares of its common stock and 850,000 stock options resulting from the share exchange, for aggregate consideration approximating $43.2 million. This transaction has been accounted for as a purchase. Had the transaction occurred at the beginning of the periods presented, net income would have approximated $7.2 million ($0.66 per diluted share) and $5.1 million ($0.48 per diluted share) for the six months ended June 30, 2002 and 2001, respectively.

     As of June 30, 2002, potential share exchange transactions were pending regarding the minority shareholders of Indiana Community Bancorp Limited and Sunrise Capital Corporation which, if completed, would result in Capitol issuing approximately 450,000 additional shares of common stock and those majority-owned subsidiaries becoming wholly-owned.

     Capitol and its banks are subject to complex regulatory capital requirements, which require maintaining certain minimum capital ratios. These ratio measurements, in addition to certain other requirements, are used by regulatory agencies to determine the level of regulatory intervention and enforcement applied to financial institutions. Management believes Capitol and each of its banks are in compliance with regulatory requirements and are expected to maintain such compliance.

     Stockholders' equity, as a percentage of total assets, approximated 5.8% at June 30, 2002, increased from the ratio of 3.9% at the beginning of the year, primarily as a result of the previously-mentioned share exchange regarding Sun. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $222.2 million or 10% of total assets at June 30, 2002.

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

     During 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on numerous separate dates, for an unprecedented decrease of 475 basis points during the year. In the first half of 2002, interest rates have remained relatively stable.

     Because variable rate loans reprice more rapidly than interest-bearing deposits, such market interest rate decreases compressed net interest margins at Capitol's banks in 2001. In 2002, however, a more stable interest rate environment has favorably impacted net interest margins at Capitol's banks from interest-bearing deposits repricing at lower rates. As the Open Market Committee continues to influence interest rates and other economic policy in 2002, including the potential of rate increases, net interest margins may become more compressed (having an adverse impact on earnings) as the year progresses.

     Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks are expected to detract from consolidated earnings performance and start-up banks formed in 2002 and beyond will similarly negatively impact short-term profitability.

     General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

     Media reports of raising questions about the health of the domestic economy have continued in 2002. In 2002, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

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

     Statement No. 142 requires that goodwill no longer be amortized and charged against earnings, but instead be reviewed for impairment. Amortization of goodwill ceased upon adoption of the Statement on January 1, 2002. This new standard requires that goodwill be reviewed annually for impairment and, accordingly, impairment adjustments of goodwill be charged against earnings, if and when determined. Capitol's previous business combinations (generally, acquisitions of minority interests) have been accounted for using the purchase method. As of June 30, 2002, the net carrying amount of goodwill approximated $12.8 million and other intangible assets approximated $2.6 million. Upon implementation, this new standard has not had a material effect on Capitol's consolidated financial statements, other than the elimination of goodwill amortization (such amortization approximated $386,000 for the six months ended June 30, 2001).

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     In May 2002, the Securities and Exchange Commission proposed significant changes in disclosure rules applicable to public companies. One of those proposed significant changes involves the identification of "critical accounting policies". Capitol's significant accounting policies are described in the financial section of its 2001 Annual Report. In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the allowance for loan losses (due to the inherent subjectivity in estimating loan losses), accounting for income taxes (due to the significant U.S. corporate income tax rate and realization of deferred tax assets) and accounting for goodwill (due to new accounting standards effective at the beginning of 2002).

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                         None.

               (b)  Reports on Form 8-K:

                         No reports on Form 8-K were filed during the three months ended June 30, 2002.

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

Date: July 30, 2002