Form 10-Q
period 2002-09-30
CAPITOL BANCORP LTD
filed 2002-11-12
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from _____ to ____

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

     Common stock, No par value: 11,187,263 shares outstanding as of October 15, 2002.

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

                                                                            Page
                                                                            ----
Item 1.  Financial Statements (unaudited):
         Consolidated balance sheets - September 30, 2002 and
           December 31, 2001.                                                  3
         Consolidated statements of income - Three months and nine
           months ended September 30, 2002 and 2001.                           4
         Consolidated statements of changes in stockholders' equity -
           Nine months ended September 30, 2002 and 2001.                      5
         Consolidated statements of cash flows - Nine months ended
           September 30, 2002 and 2001.                                        6
         Notes to consolidated financial statements.                           7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          23
Item 4.  Controls and Procedures.                                             23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   24
Item 2.  Changes in Securities and Use of Proceeds.                           24
Item 3.  Defaults Upon Senior Securities.                                     24
Item 4.  Submission of Matters to a Vote of Security Holders.                 24
Item 5.  Other Information.                                                   24
Item 6.  Exhibits and Reports on Form 8-K.                                    24

SIGNATURES                                                                    25

CERTIFICATIONS                                                                26

                                 PART I, ITEM I

                             CAPITOL BANCORP LIMITED
                           Consolidated Balance Sheets
                 As of September 30, 2002 and December 31, 2001

                                                                 (Unaudited)
                                                                 September 30    December 31
                                                                     2002            2001
                                                                 ------------    ------------
                                                                        (in thousands)
ASSETS

Cash and due from banks                                          $    119,281    $     83,833
Money market funds, mutual funds and interest-bearing deposits         39,755          10,999
Federal funds sold                                                     68,125          68,859
                                                                 ------------    ------------
        Cash and cash equivalents                                     227,161         163,691
Loans held for resale                                                  65,496          62,487
Investment securities:
  Available for sale, carried at market value                          37,821          35,598
  Held for long-term investment, carried at
    amortized cost which approximates market value                      8,057           8,089
                                                                 ------------    ------------
        Total investment securities                                    45,878          43,687
Portfolio loans:
  Commercial                                                        1,749,122       1,535,451
  Real estate mortgage                                                130,713         121,676
  Installment                                                          78,985          77,462
                                                                 ------------    ------------
        Total portfolio loans                                       1,958,820       1,734,589
  Less allowance for loan losses                                      (27,898)        (23,238)
                                                                 ------------    ------------
        Net portfolio loans                                         1,930,922       1,711,351
Premises and equipment                                                 19,232          16,441
Accrued interest income                                                 9,699           9,471
Goodwill and other intangibles                                         20,286           8,527
Other assets                                                           28,920          28,351
                                                                 ------------    ------------

      TOTAL ASSETS                                               $  2,347,594    $  2,044,006
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                            $    333,246    $    272,593
  Interest-bearing                                                  1,684,805       1,467,792
                                                                 ------------    ------------
        Total deposits                                              2,018,051       1,740,385
Debt obligations                                                       83,168          89,911
Accrued interest on deposits and other liabilities                     15,628          14,244
                                                                 ------------    ------------
        Total liabilities                                           2,116,847       1,844,540

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                         51,567          48,621

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                        34,342          70,673

STOCKHOLDERS' EQUITY
Common stock, no par value, 25,000,000 shares authorized;
  issued and outstanding: 2002 - 11,181,368 shares
                          2001 - 7,829,178 shares                     124,022          67,692
Retained earnings                                                      22,435          14,173
Market value adjustment (net of tax effect) for
  investment securities available for sale (accumulated
  other comprehensive income)                                             232             158
                                                                 ------------    ------------
                                                                      146,689          82,023
Less note receivable from exercise of stock options
  and unallocated ESOP shares                                          (1,851)         (1,851)
                                                                 ------------    ------------
        Total stockholders' equity                                    144,838          80,172
                                                                 ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  2,347,594    $  2,044,006
                                                                 ============    ============

                             CAPITOL BANCORP LIMITED
                  Consolidated Statements of Income (Unaudited)
     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                     (in thousands, except per share data)

                                                         Three Months Ended        Nine Months Ended
                                                            September 30              September 30
                                                       ----------------------    ----------------------
                                                          2002         2001         2002         2001
                                                       ---------    ---------    ---------    ---------
Interest income:
  Portfolio loans (including fees)                     $  38,807    $  36,682    $ 111,508    $ 108,190
  Loans held for resale                                      535          984        1,769        2,218
  Taxable investment securities                              357          455        1,142        1,802
  Federal funds sold and other                               763          937        1,859        3,556
                                                       ---------    ---------    ---------    ---------
            Total interest income                         40,462       39,058      116,278      115,766
Interest expense:
  Deposits                                                12,113       16,361       36,121       51,441
  Debt obligations and other                               2,156        1,989        6,720        5,453
                                                       ---------    ---------    ---------    ---------
            Total interest expense                        14,269       18,350       42,841       56,894
                                                       ---------    ---------    ---------    ---------
            Net interest income                           26,193       20,708       73,437       58,872
Provision for loan losses                                  3,918        2,316        8,692        5,637
                                                       ---------    ---------    ---------    ---------
      Net interest income after provision
        for loan losses                                   22,275       18,392       64,745       53,235
Noninterest income:
  Service charges on deposit accounts                      1,041          836        2,980        2,356
  Trust fee income                                           712          400        1,882        1,409
  Fees from origination of non-portfolio residential
    mortgage loans                                         2,011          803        4,382        2,194
  Realized gains (losses) on sale of investment
    securities available for sale                             12           --           (6)           3
  Other                                                      377          343        1,137        1,032
                                                       ---------    ---------    ---------    ---------
            Total noninterest income                       4,153        2,382       10,375        6,994
Noninterest expense:
  Salaries and employee benefits                          12,113        9,355       34,916       28,098
  Occupancy                                                1,655        1,571        4,797        4,274
  Equipment rent, depreciation and maintenance             1,052        1,170        3,396        3,320
  Other                                                    4,109        3,773       13,653       11,666
                                                       ---------    ---------    ---------    ---------
            Total noninterest expense                     18,929       15,869       56,762       47,358
                                                       ---------    ---------    ---------    ---------
Income before federal income taxes and
  minority interest                                        7,499        4,905       18,358       12,871
Federal income taxes                                       2,686        1,437        6,380        4,238
                                                       ---------    ---------    ---------    ---------
  Income before minority interest                          4,813        3,468       11,978        8,633
Minority interest in net income of
  consolidated subsidiaries                                 (366)        (696)        (574)        (878)
                                                       ---------    ---------    ---------    ---------

      NET INCOME                                       $   4,447    $   2,772    $  11,404    $   7,755
                                                       =========    =========    =========    =========
      NET INCOME PER SHARE -- Note C
            Basic                                      $    0.42    $    0.35    $    1.17    $    1.00
                                                       =========    =========    =========    =========

            Diluted                                    $    0.40    $    0.35    $    1.12    $    0.98
                                                       =========    =========    =========    =========

                             CAPITOL BANCORP LIMITED
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
              For the Nine Months Ended September 30, 2002 and 2001
                        (in thousands except share data)

                                                                                                             Note
                                                                                                          Receivable
                                                                                                         from Exercise
                                                                                                           of Stock
                                                                                           Accumulated    Options and
                                                                                              Other       Unallocated
                                                                Common       Retained     Comprehensive      ESOP
                                                                Stock        Earnings         Income        Shares          Total
                                                              ---------      ---------      ---------      ---------      ---------
NINE MONTHS ENDED SEPTEMBER 30, 2001

Balances at January 1, 2001                                   $  65,939      $   6,569      $    (108)     $  (1,996)     $  70,404

Proceeds from the sale of 130,000 shares
  of common stock and 32,500 warrants to
  purchase common stock                                           1,495                                                       1,495

Issuance of 3,287 shares of common stock
  upon exercise of warrants                                          36                                                          36

Issuance of 17,043 shares of common stock
  upon exercise of stock options                                    161                                                         161

Cash dividends paid ($.30 per share)                                            (2,328)                                      (2,328)

Components of comprehensive income:
  Net income for the period                                                      7,755                                        7,755
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                                            379                           379
                                                                                                                          ---------
    Comprehensive income for the period                                                                                       8,134
                                                              ---------      ---------      ---------      ---------      ---------

  BALANCES AT SEPTEMBER 30, 2001                              $  67,631      $  11,996      $     271      $  (1,996)     $  77,902
                                                              =========      =========      =========      =========      =========

NINE MONTHS ENDED SEPTEMBER 30, 2002

Balances at January 1, 2002                                   $  67,692      $  14,173      $     158      $  (1,851)     $  80,172

Issuance of common stock and stock options to
  acquire shares of Sun Community Bancorp held
  by shareholders other than Capitol                             43,160                                                      43,160

Issuance of common stock and stock options to
  acquire shares of Sunrise Capital Corporation held
  by shareholders other than Capitol                              6,725                                                       6,725

Issuance of restricted common stock and stock options
  to acquire shares of Indiana Community Bancorp held
  by shareholders other than Capitol                              4,259                                                       4,259

Issuance of 113,398 shares of common stock
  upon exercise of stock options                                  1,340                                                       1,340

Issuance of 53,804 shares of common stock
  upon exercise of warrants                                         596                                                         596

Issuance of 15,598 shares of restricted common
  stock in exchange for investment security                         250                                                         250

Cash dividends paid ($.32 per share)                                            (3,142)                                      (3,142)

Components of comprehensive income:
  Net income for the period                                                     11,404                                       11,404
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                                             74                            74
                                                                                                                          ---------
    Comprehensive income for the period                                                                                      11,478
                                                              ---------      ---------      ---------      ---------      ---------

  BALANCES AT SEPTEMBER 30, 2002                              $ 124,022      $  22,435      $     232      $  (1,851)     $ 144,838
                                                              =========      =========      =========      =========      =========

                              CAPITOL BANCORP LTD.
                Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2002 and 2001

                                                                                2002         2001
                                                                             ---------    ---------
                                                                                 (in thousands)
OPERATING ACTIVITIES
  Net income                                                                 $  11,404    $   7,755
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                  8,692        5,637
      Depreciation of premises and equipment                                     2,517        2,522
      Amortization of goodwill and other intangibles                               266          602
      Net accretion of investment security discounts                               (33)         (75)
      Loss (gain) on sale of premises and equipment                                 (4)         106
      Minority interest in net income of consolidated subsidiaries                 574          878
  Originations and purchases of loans held for resale                         (593,581)    (444,502)
  Proceeds from sales of loans held for resale                                 590,572      423,505
  Increase in accrued interest income and other assets                          (3,710)      (4,506)
  Increase in accrued interest expense and other liabilities                     1,384        3,037
                                                                             ---------    ---------

        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        18,081       (5,041)

INVESTING ACTIVITIES
  Proceeds from sale of investment securities available for sale                 6,477          500
  Proceeds from calls, prepayments and maturities of investment securities      45,865       49,301
  Purchases of investment securities                                           (54,388)     (24,098)
  Net increase in portfolio loans                                             (228,263)    (305,481)
  Proceeds from sales of premises and equipment                                     56          301
  Purchases of premises and equipment                                           (5,360)      (4,976)
                                                                             ---------    ---------

        NET CASH USED BY INVESTING ACTIVITIES                                 (235,613)    (284,453)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                           213,679      206,704
  Net increase in certificates of deposit                                       63,987       79,891
  Net borrowings from (payments on) debt obligations                            (6,743)      19,287
  Resources provided by minority interests                                       8,386        3,729
  Net proceeds from issuance of common stock                                     1,936        1,692
  Net proceeds from issuance of trust-preferred securities                       2,899       24,248
  Cash dividends paid                                                           (3,142)      (2,328)
                                                                             ---------    ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                              281,002      333,223
                                                                             ---------    ---------

        INCREASE IN CASH AND CASH EQUIVALENTS                                   63,470       43,729

Cash and cash equivalents at beginning of period                               163,691      142,784
                                                                             ---------    ---------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 227,161    $ 186,513
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

     The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     The consolidated balance sheet as of December 31, 2001 was derived from audited consolidated financial statements as of that date. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

NOTE B - NEW BANKS AND OTHER BANK DEVELOPMENT ACTIVITIES

     Bank of Las Vegas, located in Las Vegas,  Nevada,  opened in February 2002.
It  is  majority-owned   by  Nevada  Community  Bancorp  Limited,   which  is  a
majority-owned subsidiary of Capitol.

     Napa Community Bank, located in Napa, California,  opened in March 2002. It
is   majority-owned   by  First  California   Northern   Bancorp,   which  is  a
majority-owned subsidiary of Capitol.

     Sunrise Bank of Arizona, a wholly-owned subsidiary of Sunrise Capital Corporation (a wholly-owned subsidiary of Capitol) has expanded its operations in 2002 through opening a private banking center in Scottsdale, Arizona and loan production offices in the states of California, Georgia and Texas.

     Bank development efforts are currently under consideration at September 30, 2002 in the states of California, Indiana and Michigan. Activities include pre-development exploratory discussions in a number of other states.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE C - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                       Three Months Ended          Nine Months Ended
                                                           September 30               September 30
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                   -----------   -----------   -----------   -----------
Numerator--net income for the period               $ 4,447,000   $ 2,772,000   $11,404,000   $ 7,755,000
                                                   ===========   ===========   ===========   ===========
Denominator:
   Weighted average number of common shares
     outstanding (denominator for basic earnings
     per share)                                     10,713,287     7,822,606     9,776,774     7,769,316

   Effect of dilutive securities--stock options
     and warrants                                      525,301       197,753       420,179       151,008
                                                   -----------   -----------   -----------   -----------
Denominator for dilutive net income per share--
   Weighted average number of common shares
     and potential dilution                         11,238,588     8,020,359    10,196,953     7,920,324
                                                   ===========   ===========   ===========   ===========
Number of antidilutive stock options excluded
  from diluted earnings per share computation          160,637       121,665       249,849       158,190
                                                   ===========   ===========   ===========   ===========

NOTE D - SHARE EXCHANGE TRANSACTIONS

     Share exchange transactions regarding Sunrise Capital Corporation (Sunrise) and Indiana Community Bancorp Limited (Indiana) were completed effective September 30, 2002. An earlier share exchange transaction regarding Sun Community Bancorp Limited (Sun) was completed effective March 31, 2002. In each transaction, the shares acquired from shareholders other than Capitol were exchanged for Capitol's common stock according to a fixed, but differing, exchange ratio. To the extent those subsidiaries had stock options outstanding, such stock options were similarly exchanged for stock options of Capitol. Capitol's common shares issued in the Sun and Sunrise share exchanges are unrestricted; shares issued in the Indiana exchange have resale and transfer restrictions which expire in 2004. In total, Capitol has issued approximately
3.2 million shares of its common stock and 1.1 million stock options resulting from these share exchanges (for aggregate consideration approximating $54.1 million), of which about 450,000 shares were issued effective September 30, 2002. These transactions have been recorded using the purchase-method of accounting. Had these transactions occurred at the beginning of the periods presented, net income would have approximated $11.7 million ($1.01 per diluted share) and $7.9 million ($.71 per diluted share) for the nine months ended September 30, 2002 and 2001, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE D - SHARE EXCHANGE TRANSACTIONS - CONTINUED

     Sun, Sunrise and Indiana were previously included in Capitol's consolidated financial statements. The carrying value of assets and liabilities of those entities closely approximated their fair values at the date of the share exchanges with Capitol. Identified intangible assets (principally core deposit intangibles relating to the Sun share exchange) were estimated to approximate $2.7 million, and are being amortized over a period of approximately five years. Additionally, goodwill of approximately $9.4 million was recorded in conjunction with the share exchanges and will not be amortized, but will be reviewed at least annually for impairment (see Note E).

     As of September 30, 2002, potential share exchange transactions were pending regarding the minority shareholders of Detroit Commerce Bank and East Valley Community Bank which, if completed, would result in Capitol issuing approximately 54,000 additional shares of common stock and those majority-owned subsidiaries becoming wholly-owned.

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

     Capitol's previous business combinations (generally, acquisitions of minority interests) have been accounted for using the purchase method. As of September 30, 2002, the net carrying amount of reporting-unit goodwill approximated $17.9 million and other intangible assets approximated $2.4 million. Upon implementation, this new standard has not had a material effect on Capitol's consolidated financial statements, other than the elimination of goodwill amortization.

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

     Paragraph 61 of Statement No. 142 requires supplemental disclosure of historical information, as adjusted to exclude amortization of goodwill no longer being amortized, which is summarized below (in $1,000s except per share amounts):

                                Periods Ended
                              September 30, 2001               Year Ended December 31
                          -------------------------   ---------------------------------------
                          Three Months  Nine Months       2001          2000        1999(1)
                          ------------  -----------   -----------   -----------   -----------
Net income, as reported   $     2,772   $     7,755   $    10,718   $     8,035   $     5,409
Add back -- goodwill
  amortization                    216           602           979           561           318
                          -----------   -----------   -----------   -----------   -----------

Net income, as adjusted   $     2,988   $     8,357   $    11,697   $     8,596   $     5,727
                          ===========   ===========   ===========   ===========   ===========

Net income per share,
  as reported:
    Basic                 $      0.35   $      1.00   $      1.38   $      1.14   $      0.84
                          ===========   ===========   ===========   ===========   ===========
    Diluted               $      0.35   $      0.98   $      1.35   $      1.13   $      0.83
                          ===========   ===========   ===========   ===========   ===========
Add back -- goodwill
  amortization
  per share:
    Basic                 $      0.03   $      0.08   $      0.12   $      0.08   $      0.05
                          ===========   ===========   ===========   ===========   ===========
    Diluted               $      0.02   $      0.08   $      0.12   $      0.08   $      0.05
                          ===========   ===========   ===========   ===========   ===========
Net income per share,
  as adjusted:
    Basic                 $      0.38   $      1.08   $      1.50   $      1.22   $      0.89
                          ===========   ===========   ===========   ===========   ===========
    Diluted               $      0.37   $      1.06   $      1.47   $      1.21   $      0.88
                          ===========   ===========   ===========   ===========   ===========

(1) Including cumulative effect of change in accounting principle, which required write-off of previously capitalized start-up costs as of January 1, 1999 ($197, net of income tax effect, or $.03 per share).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS - CONTINUED

     Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, becomes effective January 1, 2003. Management has not completed its analysis of this new standard; however, implementation of this new standard is not expected to have a material impact on Capitol's consolidated financial statements.

     Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, became effective on January 1, 2002. This new standard did not have a material impact on Capitol's consolidated financial statements.

     Statement No. 145, which updates, clarifies and simplifies certain existing accounting pronouncements (rescission of Statements No. 4, 44 and 64, amendment of Statement No. 13 and technical corrections) beginning at various dates in 2002/2003 is not expected to have a material effect on Capitol's consolidated financial statements.

     Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, becomes effective January 1, 2003. Management has not completed its analysis of this new standard; however, it is not expected to have a material impact on Capitol's consolidated financial statements, upon implementation.

     Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, amends prior standards relating to some acquisitions of financial institutions, requiring such transactions to be accounted for in accordance with Statements No. 141 and 142 and is generally effective October 1, 2002. Management has not completed its analysis of this new standard; however, it is not expected to have a material effect on Capitol's consolidated financial statements, upon implementation.

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

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Total assets approximated $2.3 billion at September 30, 2002, an increase of $304 million from the December 31, 2001 level of $2.0 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

                                                     Total Assets
                                                     (in $1,000's)
                                              --------------------------
                                                Sept 30         Dec 31
                                                  2002           2001
                                              -----------    -----------
       Great Lakes Region:
         Ann Arbor Commerce Bank              $   310,263    $   271,116
         Brighton Commerce Bank                    77,834         70,530
         Capitol National Bank                    200,824        173,177
         Detroit Commerce Bank                     30,250         33,768
         Grand Haven Bank                         119,008         98,740
         Kent Commerce Bank                        72,992         66,873
         Macomb Community Bank                     86,072         97,113
         Muskegon Commerce Bank                    85,301         74,284
         Oakland Commerce Bank                    119,755        115,249
         Paragon Bank & Trust                     103,947         93,667
         Portage Commerce Bank                    138,170        127,884
         Indiana Community Bancorp Limited:
           Elkhart Community Bank                  47,875         35,939
           Goshen Community Bank                   36,907         28,681
                                              -----------    -----------
             Great Lakes Region Total           1,429,198      1,287,021
       Southwestern Region:
         Arrowhead Community Bank                  43,557         33,658
         Bank of Tucson                           128,665        121,075
         Camelback Community Bank                  78,439         67,210
         East Valley Community Bank                35,490         39,591
         Mesa Bank                                 58,305         52,308
         Southern Arizona Community Bank           76,169         55,423
         Valley First Community Bank               42,276         58,625
         Yuma Community Bank                       37,336         23,202
         Nevada Community Bancorp Limited:
           Bank of Las Vegas(2)                    23,486            n/a
           Black Mountain Community Bank           59,857         50,909
           Desert Community Bank                   56,488         56,844
           Red Rock Community Bank                103,498         84,971
         Sunrise Capital Corporation:
           Sunrise Bank of Albuquerque             44,017         35,984
           Sunrise Bank of Arizona                 75,411         63,141
                                              -----------    -----------
             Southwestern Region Total            862,994        742,941
       California Region:
           Sunrise Bank of San Diego(1)            53,951         37,912
         First California Northern Bancorp:
           Napa Community Bank(2)                  29,855            n/a
                                              -----------    -----------
             California Region Total               83,806         37,912
       Other, net                                 (28,404)       (23,868)
                                              -----------    -----------
       Consolidated                           $ 2,347,594    $ 2,044,006
                                              ===========    ===========

       n/a    Not applicable
       (1)    Commenced  operations  as a DE NOVO bank in 2001.  Sunrise Bank of
              San  Diego  is a  majority-owned  subsidiary  of  Sunrise  Capital
              Corporation.
       (2)    Commenced operations as DE NOVO banks in 2002.

     Portfolio loans increased during the nine-month 2002 period by approximately $224 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2002 is net of about $51 million of commercial loans sold to other financial institutions.

     The allowance for loan losses at September 30, 2002 approximated $28 million or 1.42% of total portfolio loans, an increase from the year-end 2001 ratio of 1.34%.

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

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                      2002          2001
                                                   ----------    ----------
Allowance for loan losses at January 1             $   23,238    $   17,449

Loans charged-off:
  Commercial                                            4,079         1,269
  Real estate mortgage                                    204            42
  Installment                                             206           301
                                                   ----------    ----------
      Total charge-offs                                 4,489         1,612

Recoveries:
  Commercial                                              318           314
  Real estate mortgage                                     61            36
  Installment                                              78            25
                                                   ----------    ----------
      Total recoveries                                    457           375
                                                   ----------    ----------
      Net charge-offs                                   4,032         1,237

Additions to allowance charged to expense               8,692         5,637
                                                   ----------    ----------

      Allowance for loan losses at September 30    $   27,898    $   21,849
                                                   ==========    ==========

Average total portfolio loans for period ended
  September 30                                     $1,847,149    $1,513,528
                                                   ==========    ==========

Ratio of net charge-offs (annualized) to average
  portfolio loans outstanding                            0.29%         0.11%
                                                   ==========    ==========

     Net charge-offs of loans increased $2.8 million in 2002, compared to the nine-month period in 2001. Of that increase, $1.4 million occurred during the quarter ended September 30, 2002, mainly due to losses associated with loans secured by business equipment and accounts receivable. Loan charge-offs have increased throughout 2002.

     The amounts of the allowance for loan losses allocated in the following table (in thousands) include all loans for which, based on Capitol's loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

                                        September 30, 2002       December 31, 2001
                                      ----------------------  ----------------------
                                                  Percentage              Percentage
                                                   of Total                of Total
                                                  Portfolio               Portfolio
                                        Amount      Loans       Amount      Loans
                                      ----------  ----------  ----------  ----------
Commercial                            $   26,167     1.34%    $   20,570     1.19%
Real estate mortgage                         185     0.01          1,630     0.09
Installment                                1,546     0.07          1,038     0.06
                                      ----------    -----     ----------    -----

Total allowance for loan losses       $   27,898     1.42%    $   23,238     1.34%
                                      ==========    =====     ==========    =====

Total portfolio loans outstanding     $1,958,820              $1,734,589
                                      ==========              ==========

     In addition to the allowance for loan losses, certain commercial loans in Michigan and Indiana are enrolled in state-sponsored loan programs and have additional reserves established to provide for loss protection. At September 30, 2002, total loans under these programs approximated $32 million. Reserves related to these loans, which are represented by earmarked funds on deposit at some of the bank subsidiaries, approximated $1.1 million and are not included in the allowance for loan losses.

     The state agency administering the Michigan program has announced plans to terminate its program. Upon termination of the program, loans previously enrolled in the program and related reserves will continue until the underlying loans are repaid, but no new loans will be enrolled in the program. While this program has complimented the lending efforts of Capitol's Michigan banks, termination of the program is not expected to have a material adverse affect on those banks' lending activities in the future. The termination of the program may adversely affect the future availability of credit for those borrowers who otherwise would have been eligible for enrollment in the program.

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                    Sept 30    Dec 31
                                     2002       2001
                                   --------   --------
     Nonaccrual loans:
       Commercial                  $ 16,198   $ 11,220
       Real estate                      986        356
       Installment                      682        466
                                   --------   --------
     Total nonaccrual loans          17,866     12,042

     Past due (>=90 days) loans:
       Commercial                     6,721      4,290
       Real estate                    1,444        787
       Installment                      270        119
                                   --------   --------
     Total past due loans             8,435      5,196
                                   --------   --------

     Total nonperforming loans     $ 26,301   $ 17,238
                                   ========   ========

     Nonperforming loans increased approximately $9 million during the nine-month period ended September 30, 2002. Of the nonperforming loans at September 30, 2002, about 70% are real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans are generally secured by other business assets. Nonperforming loans at September 30, 2002 are in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

     In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan ratings. At inception, all loans are individually assigned a rating which grades the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrower's business climate, local economic conditions and other subjective factors. The loan rating process is fluid and subjective.

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

     At September 30, 2002, potential problem loans (including the previously mentioned nonperforming loans) approximated $93 million, or about 5% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed `impaired'), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher loan losses in the interim 2002 period.

     Other real estate owned (generally real estate acquired through foreclosure or a deed in lieu of foreclosure and classified as a component of other assets) approximated $3.7 million at September 30, 2002 and $3.0 million at December 31, 2001. The majority of these properties had sale offers pending at September 30, 2002.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

                                                                                                                     Allowance as a
                                                                                                                       Percentage
                                                Total                 Allowance for              Nonperforming          of Total
                                           Portfolio Loans             Loan Losses                   Loans           Portfolio Loans
                                       -----------------------   -----------------------    -----------------------  ---------------
                                        Sept 30       Dec 31      Sept 30       Dec 31       Sept 30       Dec 31    Sept 30  Dec 31
                                          2002         2001         2002         2001          2002         2001       2002    2001
                                       ----------   ----------   ----------   ----------    ----------   ----------  -------  ------
Great Lakes Region:
  Ann Arbor Commerce Bank              $  271,217   $  233,920   $    3,810   $    3,219    $    3,743   $    1,960    1.40%   1.38%
  Brighton Commerce Bank                   66,227       60,984          822          732           227          227    1.24    1.20
  Capitol National Bank                   152,402      144,485        2,212        1,983         1,597          465    1.45    1.37
  Detroit Commerce Bank                    28,666       29,243          463          351           669          539    1.62    1.20
  Grand Haven Bank                        109,980       89,989        1,548        1,212         1,503        1,234    1.41    1.35
  Kent Commerce Bank                       69,317       63,782          853          766           362           55    1.23    1.20
  Macomb Community Bank                    70,685       79,844        1,083        1,088         2,265        1,431    1.53    1.36
  Muskegon Commerce Bank                   78,152       70,151          977          842         1,439          123    1.25    1.20
  Oakland Commerce Bank                    82,861       81,711          997        1,063         2,623          406    1.20    1.30
  Paragon Bank & Trust                     87,238       81,430        1,131        1,018         3,240          586    1.30    1.25
  Portage Commerce Bank                   125,947      109,393        1,700        1,550         3,208        2,845    1.35    1.42
  Indiana Community Bancorp Limited:
    Elkhart Community Bank                 40,670       31,492          611          473           420          222    1.50    1.50
    Goshen Community Bank(1)               33,299       22,966          500          345            --           --    1.50    1.50
                                       ----------   ----------   ----------   ----------    ----------   ----------
      Great Lakes Region Total          1,216,661    1,099,390       16,707       14,642        21,296       10,093
Southwestern Region:
  Arrowhead Community Bank(1)              35,595       30,430          534          457            72           --    1.50    1.50
  Bank of Tucson                           93,735       88,218        1,500        1,224           421          407    1.60    1.39
  Camelback Community Bank                 66,836       56,555          877          743            96          334    1.31    1.31
  East Valley Community Bank               26,797       27,402          389          423           121          432    1.45    1.54
  Mesa Bank                                54,213       45,672          797          594           456          542    1.47    1.30
  Southern Arizona Community Bank          59,321       50,879          867          662           241          298    1.46    1.30
  Valley First Community Bank              34,170       41,851          619          670           331        1,018    1.81    1.60
  Yuma Community Bank(1)                   24,158       18,539          363          285            --           --    1.50    1.54
  Nevada Community Bancorp Limited:
    Bank of Las Vegas(1)                   16,506          n/a          248          n/a            --          n/a    1.50     n/a
    Black Mountain Community Bank(1)       52,257       40,111          784          602           144          240    1.50    1.50
    Desert Community Bank                  42,818       50,361          694          806           447          989    1.62    1.60
    Red Rock Community Bank(1)             80,446       67,117        1,352        1,008         1,791          942    1.68    1.50
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque(1)         34,919       28,061          472          379           292          614    1.35    1.35
    Sunrise Bank of Arizona                60,448       55,730          817          753           593        1,329    1.35    1.35
                                       ----------   ----------   ----------   ----------    ----------   ----------
      Southwestern Region Total           682,219      600,926       10,313        8,606         5,005        7,145
California Region:
    Sunrise Bank of San Diego(1)           42,738       32,910          577          455            --           --    1.35    1.38
  First California Northern Bancorp:
    Napa Community Bank(1)                 13,695          n/a          206          n/a            --          n/a    1.50     n/a
                                       ----------   ----------   ----------   ----------    ----------   ----------
      California Region Total              56,433       32,910          783          455            --           --
Other, net                                  3,507        1,363           95         (465)
                                       ----------   ----------   ----------   ----------    ----------   ----------   -----   -----
Consolidated                           $1,958,820   $1,734,589   $   27,898   $   23,238    $   26,301   $   17,238    1.42%   1.34%
                                       ==========   ==========   ==========   ==========    ==========   ==========   =====   =====

n/a  Not applicable
(1) As a condition of charter approval, bank is required to maintain an allowance for loan losses of not less than 1% for the first three years of operations.

RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 2002, was $4.4 million, an increase of $1.7 million or 60% over the same period last year. Diluted earnings per share were $0.40 compared to $0.35 for the prior year period. Net income for the nine-month 2002 period was $11.4 million ($1.12 per diluted share), a 47% increase from $7.8 million ($0.98 per diluted share) in the comparable period of 2001. The percentage increase in net income per share was less than the percentage increase in the amount of net income in 2002 because of the larger share base resulting from Capitol's share exchange regarding Sun Community Bancorp effective March 31, 2002. The share exchange transactions regarding Sunrise Capital Corporation and Indiana Community Bancorp, which are discussed elsewhere in this narrative, had no significant effect on results of operations for the interim 2002 periods inasmuch as those share exchange transactions were consummated effective September 30, 2002.

     Net interest income for the third quarter of 2002 totaled $26.2 million, a 26% increase as compared to $20.7 million for the comparable period in 2001. Net interest income for the nine-month 2002 period was $73.4 million, compared to $58.9 million for the same period in 2001, an increase of 25% during the nine-month period versus 22% in the corresponding period of 2001. These increases are attributable to the expansion in number of banks, the banks' growth and a stable interim 2002 interest rate environment.

     Noninterest income for the quarter ended September 30, 2002 was $4.2 million, an increase of $1.8 million, or 74%, over the same period in 2001. On a year-to-date basis, noninterest income totaled $10.4 million in 2002, compared to $7.0 million in 2001. Fees from origination of non-portfolio residential mortgage loans totaled $2 million for the third quarter of 2002, and were $4.4 million for the nine-month period, as compared to $803,000 and $2.2 million for the comparable periods in 2001, respectively, due to higher loan volume resulting from lower interest rates. Service charges on deposit accounts and trust fee income both increased in the third quarter of 2002 by 42% on a combined basis, compared to 2001. Service charges on deposits and trust fee income totaled $3 million and $1.9 million, respectively, for the nine-month period in 2002, as compared to $2.4 million and $1.4 million, respectively, in 2001. Increases in service charges on deposit accounts and trust fee income in 2002 resulted from increased transaction volume.

     The provision for loan losses for the third quarter of 2002 was $3.9 million as compared to $2.3 million during the corresponding 2001 period. The loan loss provision for the nine-month 2002 period was $8.7 million, compared to $5.6 million in 2001. Increases in the provision for loan losses are principally related to higher levels of loan charge-offs, increases in nonperforming loans and aggregate loan growth. The provision for loan losses is based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense totaled $18.9 million for the third quarter, and $56.8 million for the nine-month period in 2002, as compared to $15.9 million and $47.4 million, respectively, for the comparable periods in 2001. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the number of banks within the consolidated group.

     Operating results (dollars in thousands) were as follows:

                                                                      Nine months ended September 30
                                       --------------------------------------------------------------------------------------------
                                                                                               Return on             Return on
                                            Total Revenues             Net Income            Average Equity        Average Assets
                                       ----------------------    ----------------------    ------------------    ------------------
                                          2002         2001         2002         2001        2002       2001       2002       2001
                                       ---------    ---------    ---------    ---------    -------    -------    -------    -------
Great Lakes Region:
  Ann Arbor Commerce Bank              $  17,041    $  17,586    $   3,670    $   3,075     22.23%     22.21%      1.71%      1.64%
  Brighton Commerce Bank                   4,204        4,217          679          407     14.46       9.74       1.21        .83
  Capitol National Bank                    9,670       10,074        2,307        1,914     22.28      21.96       1.69       1.64
  Detroit Commerce Bank                    1,752        2,001         (275)        (155)      n/a        n/a        n/a        n/a
  Grand Haven Bank                         6,774        5,799        1,454          764     21.26      15.60       1.72       1.21
  Kent Commerce Bank                       4,378        3,431          745          (15)    14.09        n/a       1.33        n/a
  Macomb Community Bank                    4,441        6,582          438          823      8.25      11.96        .91       1.02
  Muskegon Commerce Bank                   4,829        4,716        1,038          545     14.46      11.93       1.21       1.07
  Oakland Commerce Bank                    5,502        6,688        1,034        1,013     15.76      17.30       1.35       1.30
  Paragon Bank & Trust                     6,132        6,258          664          127      9.47       2.40        .90        .20
  Portage Commerce Bank                    7,800        8,549        1,441        1,230     18.09      16.79       1.50       1.27
  Indiana Community Bancorp Limited:
    Elkhart Community Bank                 2,093        1,833          163          (29)     4.65        n/a        .54        n/a
    Goshen Community Bank                  1,663          788           75         (322)     2.28        n/a        .30        n/a
                                       ---------    ---------    ---------    ---------
      Great Lakes Region Total            76,279       78,522       13,433        9,377
Southwestern Region:
  Arrowhead Community Bank                 2,485        1,174           64         (359)     2.33        n/a        .26        n/a
  Bank of Tucson                           7,439        7,873        1,688        1,609     21.62      23.63       1.82       2.00
  Camelback Community Bank                 4,461        3,770          449          325      8.39       9.58        .77        .81
  East Valley Community Bank               2,061        2,509         (275)         (35)      n/a        n/a        n/a        n/a
  Mesa Bank                                3,718        3,168          579          302     13.46       9.35       1.34        .95
  Southern Arizona Community Bank          3,658        3,067          459          200     10.03       6.62        .89        .58
  Valley First Community Bank              2,793        3,677          127          354      2.99       8.64        .33        .86
  Yuma Community Bank                      1,874          825           63         (356)     2.33        n/a        .26        n/a
  Nevada Community Bancorp Limited:
    Bank of Las Vegas(2)                     774          n/a         (535)         n/a       n/a        n/a        n/a        n/a
    Black Mountain Community Bank          2,869        2,383          235          (12)     6.74        n/a        .61        n/a
    Desert Community Bank                  3,260        3,261          129          100      3.44       2.97        .29        .29
    Red Rock Community Bank                5,032        4,233          734          542     10.94       8.77       1.08       1.17
  Sunrise Capital Corporation:
    Sunrise Bank of Albuquerque            2,054        2,169          (61)          64       n/a       2.32        n/a        .27
    Sunrise Bank of Arizona                4,567        4,912           65          472      1.41      11.78        .13        .97
                                       ---------    ---------    ---------    ---------
      Southwestern Region Total           47,045       43,021        3,721        3,206
California Region:
    Sunrise Bank of San Diego(1)           2,971        1,740          250         (833)     4.55        n/a        .75        n/a
  First California Northern Bancorp:
    Napa Community Bank(2)                   816          n/a         (535)         n/a       n/a        n/a        n/a        n/a
                                       ---------    ---------    ---------    ---------
      California Region Total              3,787        1,740         (285)        (833)
Other, net                                  (458)        (523)      (5,465)      (3,995)      n/a        n/a        n/a        n/a
                                       ---------    ---------    ---------    ---------    ------     ------      -----      -----

Consolidated                           $ 126,653    $ 122,760    $  11,404    $   7,755     13.78%     14.82%       .70%       .57%
                                       =========    =========    =========    =========    ======     ======      =====      =====

n/a  Not applicable
(1)  Commenced operations as a DE NOVO bank in 2001.
(2)  Commenced operations as DE NOVO banks in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $278 million for the nine-month 2002 period, slightly less than the $287 million increase in the corresponding period of 2001. Growth occurred in all deposit categories, with the majority coming from time deposits. The banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $193 million as of September 30, 2002, or about 10% of total deposits, an increase of $50 million during the interim 2002 period. Brokered deposits, as a funding source, have increased in recent periods due to competitive environments and selective opportunities to grow deposits at a faster pace and/or lower cost than traditional sources, and may similarly increase in future periods.

     Noninterest-bearing   deposits   approximated  17%  of  total  deposits  at
September 30, 2002 and 16% at December 31, 2001. Levels of noninterest-bearing deposits fluctuate based on customers' transaction activity.

     Interim 2002 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $227 million or 10% of total assets at September 30, 2002 as compared with $164 million or 8% of total assets at December 31, 2001. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at September 30, 2002 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At September 30, 2002, the banks had approximately $38 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

     Some of the banks have secured lines of credit with a Federal Home Loan Bank. Borrowings thereunder approximated $69.8 million and additional borrowing capacity approximated $11.2 million at September 30, 2002. These borrowings increased ($6.6 million in the interim periods of 2002) as a lower-cost funding source versus various rates and maturities of time deposits. At September 30, 2002, Capitol had unused lines of credit from an unrelated financial institution aggregating $15 million.

     Share exchange transactions regarding Sunrise Capital Corporation (Sunrise) and Indiana Community Bancorp Limited (Indiana) were completed effective September 30, 2002. An earlier share exchange transaction regarding Sun Community Bancorp Limited (Sun) was completed effective March 31, 2002. In each transaction, the shares acquired from shareholders other than Capitol were exchanged for Capitol's common stock according to a fixed, but differing, exchange ratio. To the extent those subsidiaries had stock options outstanding, such stock options were similarly exchanged for stock options of Capitol. Capitol's common shares issued in the Sun and Sunrise share exchanges are unrestricted; shares issued in the Indiana exchange have resale and transfer restrictions which expire in 2004. In total, Capitol has issued approximately
3.2 million shares of its common stock and 1.1 million stock options resulting from these share exchanges (for aggregate consideration approximating $54.1 million), of which about 450,000 shares were issued effective September 30, 2002. These transactions have been recorded using the purchase-method of accounting. Had these transactions occurred at the beginning of the periods presented, net income would have approximated $11.7 million ($1.01 per diluted share) and $7.9 million ($.71 per diluted share) for the nine months ended September 30, 2002 and 2001, respectively.

     As of September 30, 2002, potential share exchange transactions were pending regarding the minority shareholders of Detroit Commerce Bank and East Valley Community Bank which, if completed, would result in Capitol issuing approximately 54,000 additional shares of common stock and those majority-owned subsidiaries becoming wholly-owned.

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

     Stockholders' equity, as a percentage of total assets, approximated 6.2% at September 30, 2002 and increased from 3.9% at the beginning of the year, primarily as a result of the previously-mentioned share exchanges regarding Sun, Sunrise and Indiana. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $230.7 million or 10% of total assets at September 30, 2002.

     Capitol's operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in, acquire or otherwise develop additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol.

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

     During 2001, the Open Market Committee of the Federal Reserve Board decreased interbank interest rates on numerous separate dates, for an unprecedented decrease of 475 basis points during the year. In the first nine months of 2002, interest rates have remained relatively stable.

     Because variable rate loans reprice more rapidly than interest-bearing deposits, such market interest rate decreases compressed net interest margins at Capitol's banks in 2001. In 2002, however, a more stable interest rate environment has favorably impacted net interest margins at Capitol's banks from interest-bearing deposits repricing at lower rates. As the Open Market Committee continues to influence interest rates and other economic policy during the remainder of 2002, including the potential of rate increases (or decreases), net interest margins may become more compressed (having an adverse impact on earnings) in future periods.

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

     Capitol's previous business combinations (generally, acquisitions of minority interests) have been accounted for using the purchase method. As of
September 30, 2002, the net carrying amount of goodwill approximated $17.9 million and other intangible assets approximated $2.4 million. Upon implementation, this new standard did not have a material effect on Capitol's consolidated financial statements, other than the elimination of goodwill amortization (such amortization approximated $602,000 for the nine months ended September 30, 2001).

     Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, becomes effective January 1, 2003. Management has not completed its analysis of this new standard; however, implementation of this new standard is not expected to have a material impact on Capitol's consolidated financial statements.

     Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, became effective on January 1, 2002. This new standard did not have a material impact on Capitol's consolidated financial statements.

     Statement No. 145, which updates, clarifies and simplifies certain existing accounting pronouncements (rescission of Statements No. 4, 44 and 64, amendment of Statement No. 13 and technical corrections) beginning at various dates in 2002/2003 is not expected to have a material effect on Capitol's consolidated financial statements.

     Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, becomes effective January 1, 2003. Management has not completed its analysis of this new standard; however, it is not expected to have a material impact on Capitol's consolidated financial statements, upon implementation.

     Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, amends prior standards relating to some acquisitions of financial institutions, requiring such transactions to be accounted for in accordance with Statements No. 141 and 142 and is generally effective October 1, 2002. Management has not completed its analysis of this new standard; however, it is not expected to have a material effect on Capitol's consolidated financial statements, upon implementation.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     In May 2002, the Securities and Exchange Commission proposed significant changes in disclosure rules applicable to public companies. One of those proposed significant changes involves the identification of "critical accounting policies". Capitol's significant accounting policies are described in the financial section of its 2001 Annual Report. In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the allowance for loan losses (due to the inherent subjectivity in estimating loan losses), accounting for income taxes (due to the significant U.S. corporate income tax rate and realization of deferred tax assets), accounting for loan fees (relating to the periods of revenue recognition) and accounting for goodwill (due to new accounting standards effective at the beginning of 2002).

                                 PART I, ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                 PART I, ITEM 4

                             CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Disclosure controls and procedures were evaluated as of September 30, 2002 ("Evaluation Date"). Such evaluation concluded that Capitol's disclosure controls and procedures are effective to ensure that material information relating to Capitol, including its consolidated subsidiaries, is made known to Capitol's senior management, particularly during the period for which this quarterly report has been prepared.

(b)  CHANGES IN INTERNAL CONTROL.

     As of the signature date of this report, there have been no significant changes in Capitol's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date referred to in (a) above.

(c)  ASSET-BACKED ISSUERS.

     Not applicable.


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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                         EXHIBIT NO.    DESCRIPTION OF EXHIBIT
                         -----------    ----------------------

                            99.1 Certification of Chief Executive Officer, Joseph D. Reid, pursuant to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002.

                            99.2 Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002.

               (b)  Reports on Form 8-K:

                              No reports on Form 8-K were filed during the three months ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAPITOL BANCORP LTD.
                                        (Registrant)

                                        /s/ Joseph D. Reid
                                        -----------------------------------
                                        Joseph D. Reid
                                        Chairman and CEO
                                        (duly authorized to sign on behalf
                                         of the registrant)


                                        /s/ Lee W. Hendrickson
                                        -----------------------------------
                                        Lee W. Hendrickson
                                        Executive Vice President and
                                        Chief Financial Officer

Date: November 11, 2002

                                 CERTIFICATIONS

I, Joseph D. Reid, Chairman and CEO, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Capitol Bancorp Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                                        /s/ Joseph D. Reid
                                        -----------------------------------
                                        Joseph D. Reid
                                        Chairman and CEO

              [The remainder of this page intentionally left blank]

I, Lee W. Hendrickson, Executive Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Capitol Bancorp Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                                        /s/ Lee W. Hendrickson
                                        -----------------------------------
                                        Lee W. Hendrickson
                                        Executive Vice President and
                                        Chief Financial Officer

              [The remainder of this page intentionally left blank]