Form 10-K
period 2002-12-31
CAPITOL BANCORP LTD
filed 2003-03-28
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                      (X) ANNUAL REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the fiscal year ended December 31, 2002 or
                    ( ) TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                             CAPITOL BANCORP CENTER
                           200 WASHINGTON SQUARE NORTH
                             LANSING, MICHIGAN 48933
                    (Address of principal executive offices)

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

                              YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                              YES [X]     NO [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common security, as of the last business day of the registrant's most recently completed second fiscal quarter: $225,733,593. (Such amount was computed based on shares held by non-affiliates as of March 17, 2003 and the common stock closing price reported by Nasdaq on June 28, 2002. For purposes of this computation, all executive officers, directors and 5% shareholders of registrant have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of registrant.)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,717,709 as of March 17, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            See Cross-Reference Sheet

                              CAPITOL BANCORP LTD.
                                    Form 10-K
                      Fiscal Year Ended: December 31, 2002
                              CROSS REFERENCE SHEET

ITEM OF FORM 10-K                                    INCORPORATION BY REFERENCE FROM:
-----------------                                    --------------------------------
         PART I
Item 1,  Business                                    Pages 7-10, 18-20, 21-24, 30-31 and 42, Financial
                                                       Information Section of Annual Report

Item 2,  Properties                                  Page 40, Financial Information Section of Annual Report;
                                                       Proxy Statement; and certain individual pages,
                                                       Marketing Section of Annual Report

         PART II
Item 5,  Market for Registrant's                     Pages 2-3, 41, 43 and 50-51, Financial Information
           Common Equity and Related                   Section of Annual Report
           Stockholder Matters

Item 6,  Selected Financial Data                     Page 2, Financial Information Section of Annual Report

Item 7,  Management's Discussion                     Pages 5 and 7-24, Financial Information Section of
           and Analysis of Financial Condition         Annual Report
           and Results of Operations

Item 7a, Quantitative and Qualitative                Pages 5 and 21-24, Financial Information Section of
           Disclosures About Market Risk               Annual Report

Item 8,  Financial Statements and                    Pages 2 and 26-54, Financial Information Section of
           Supplementary Data                          Annual Report

         PART III
Item 10, Directors and Executive Officers            Proxy Statement
           of the Registrant

Item 11, Executive Compensation                      Proxy Statement

Item 12, Security Ownership of Certain Beneficial    Proxy Statement
           Owners and Management and
           Related Stockholder Matters

Item 13, Certain Relationships and Related           Proxy Statement
           Transactions

         PART IV
Item 15, Exhibits, Financial Statement Schedules     Pages 26-54, Financial Information Section of Annual Report
           and Reports on Form 8-K

KEY:
"Annual Report"    means the 2002 Annual Report of the Registrant provided to Stockholders and the Commission pursuant to Rule 14a-3(b). Capitol's 2002 Annual Report consists of two documents: a Financial Information
                   Section and a Marketing Section.

"Proxy Statement"  means the Proxy Statement of the Registrant on Schedule 14A to be filed pursuant to Rule 14a-101, within 120 days after December 31, 2002.

Note: The page number references herein are based on the paper version of the referenced documents. Accordingly, those page number references may differ from the electronically filed versions of those documents.

                              CAPITOL BANCORP LTD.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM  1.   Business........................................................    5

ITEM  2.   Properties......................................................   15

ITEM  3.   Legal Proceedings...............................................   16

ITEM  4.   Submission of Matters to a Vote of Security Holders.............   16

                                     PART II

ITEM  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters ..........................................   17

ITEM  6.   Selected Financial Data.........................................   17

ITEM  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................   17

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk......   18

ITEM  8.   Financial Statements and Supplementary Data.....................   18

ITEM  9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure .....................................   18

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant...............   19

ITEM 11.  Executive Compensation...........................................   19

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................   19

ITEM 13.  Certain Relationships and Related Transactions...................   19

ITEM 14.  Controls and Procedures..........................................   20

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   20

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




              [The remainder of this page intentionally left blank]

                                     PART I

ITEM 1, BUSINESS.

a. General development of business:

     Incorporated by reference from Pages 7-9 under the captions "The Business of Capitol and its Banks", and "Capitol's Structure", and Pages 31-32, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

b. Financial information about segments:

     Incorporated by reference from Pages 31-32, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation".

c. Narrative description of business:

     Incorporated by reference from Pages 7-9 under the captions "The Business of Capitol and its Banks", and "Capitol's Structure", Pages 31-32, Financial Information Section of Annual Report, under the caption "Note A--Nature of Operations, Basis of Presentation and Principles of Consolidation", Page 10, Financial Information Section of Annual Report, under the caption "Critical Accounting Policies", Pages 22-25, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages 18-21, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy".

     At December 31, 2002, Capitol and its subsidiaries employed 801 full time equivalent employees.

     In 1997, the Registrant formed Capitol Trust I, a Delaware statutory business trust. Capitol Trust I's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of the Registrant. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. During 2001, the Registrant formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities, which are structured similar to Capitol Trust I. Capitol Trust IV was similarly formed in 2002. Additional information regarding trust-preferred securities is incorporated by reference from Page 43, Financial Information Section of Annual Report, under the caption "Note I--Trust-Preferred Securities".

     The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A) CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2002, 2001 and 2000.

                                                                      2002                                     2001
                                                     --------------------------------------   --------------------------------------
                                                                    Interest        (1)                      Interest        (1)
                                                      Average        Income/      Average      Average        Income/      Average
                                                      Balance        Expense     Yield/Cost    Balance        Expense     Yield/Cost
                                                     ----------     ----------   ----------   ----------     ----------   ----------
ASSETS
 Federal funds sold                                  $   87,460     $    1,376      1.57%     $   82,237     $    3,186      3.87%
 Interest-bearing deposits with banks                    29,592            807      2.73%         16,335            322      1.97%
 Investment securities:
   U.S. Treasury, government agencies and other          43,447          1,792      4.12%         46,962          2,804      5.97%
   States and political subdivisions                        470             20      4.26%          1,572             66      4.20%
 Loans held for resale                                   51,042          2,674      5.24%         42,894          3,002      7.00%
 Portfolio loans (2)                                  1,884,646        149,785      7.95%      1,560,337        144,417      9.26%
                                                     ----------     ----------     -----      ----------     ----------     -----
     Total interest-earning
       assets/interest income                         2,096,657        156,454      7.46%      1,750,337        153,797      8.79%
 Allowance for loan losses (deduct)                     (26,010)                                 (20,337)
 Cash and due from banks                                 99,604                                   73,573
 Premises and equipment, net                             18,184                                   16,910
 Other assets                                            46,699                                   40,434
                                                     ----------                               ----------
           Total assets                              $2,235,134                               $1,860,917
                                                     ==========                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
   Savings deposits                                  $   65,124          1,036      1.59%     $   51,801          1,558      3.01%
   Time deposits under $100,000                         335,332         12,910      3.85%        356,338         20,533      5.76%
   Time deposits of $100,000 or more                    550,381         20,546      3.73%        478,497         27,388      5.72%
   Other interest-bearing deposits                      654,853         13,356      2.04%        479,314         16,176      3.37%
 Debt obligations                                        89,992          3,981      4.42%         68,510          4,422      6.45%
                                                     ----------     ----------                ----------     ----------
     Total interest-bearing
       liabilities/interest expense                   1,695,682         51,829      3.06%      1,434,460         70,077      4.89%
 Trust - preferred securities                            50,213          4,031      8.03%         34,112          3,215      9.42%
                                                     ----------     ----------     -----      ----------     ----------     -----
                                                      1,745,895         55,860      3.20%      1,468,572         73,292      4.99%
 Noninterest-bearing demand deposits                    303,227                                  236,048
 Accrued interest on deposits and
   other liabilities                                     15,738                                   47,009
 Minority interests in consolidated subsidiaries         45,324                                   38,886
 Stockholders' equity                                   124,950                                   70,402
                                                     ----------                               ----------
         Total liabilities and
           stockholders' equity                      $2,235,134                               $1,860,917
                                                     ==========     ----------                ==========     ----------
Net interest income                                                 $  100,594                               $   80,505
                                                                    ==========                               ==========
Interest Rate Spread (3)                                                            4.26%                                    3.80%
                                                                                   =====                                    =====
Net Yield on Interest-Earning Assets (4)                                            4.80%                                    4.60%
                                                                                   =====                                    =====
Ratio of Average Interest-Earning
  Assets to Interest-Bearing Liabilities                   1.20                                     1.19
                                                     ==========                               ==========

                                                                      2000
                                                     --------------------------------------
                                                                    Interest        (1)
                                                      Average        Income/      Average
                                                      Balance        Expense     Yield/Cost
ASSETS                                               ----------     ----------   ----------
 Federal funds sold                                  $   63,664     $    3,985      6.26%
 Interest-bearing deposits with banks                    13,681            820      5.99%
 Investment securities:
   U.S. Treasury, government agencies and other          79,092          4,645      5.87%
   States and political subdivisions                      1,605             80      4.98%
 Loans held for resale                                   11,081          1,044      9.42%
 Portfolio loans (2)                                  1,213,192        121,737     10.03%
                                                     ----------     ----------     -----
     Total interest-earning
       assets/interest income                         1,382,315        132,311      9.57%
 Allowance for loan losses (deduct)                     (14,866)
 Cash and due from banks                                 54,581
 Premises and equipment, net                             14,490
 Other assets                                            36,096
                                                     ----------
           Total assets                              $1,472,616
                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
   Savings deposits                                  $   45,251          1,758      3.88%
   Time deposits under $100,000                         328,605         21,162      6.44%
   Time deposits of $100,000 or more                    367,751         21,657      5.89%
   Other interest-bearing deposits                      353,956         15,679      4.43%
 Debt obligations                                        45,249          3,506      7.75%
                                                     ----------     ----------
     Total interest-bearing
       liabilities/interest expense                   1,140,812         63,762      5.59%
 Trust - preferred securities                            24,244          2,150      8.87%
                                                     ----------     ----------     -----
                                                      1,165,056         65,912      5.66%
 Noninterest-bearing demand deposits                    176,804
 Accrued interest on deposits and
   other liabilities                                     25,512
 Minority interests in consolidated subsidiaries         46,956
 Stockholders' equity                                    58,288
                                                     ----------
         Total liabilities and
           stockholders' equity                      $1,472,616
                                                     ==========     ----------
Net interest income                                                 $   66,399
                                                                    ==========
Interest Rate Spread (3)                                                            3.91%
                                                                                   =====
Net Yield on Interest-Earning Assets (4)                                            4.80%
                                                                                   =====
Ratio of Average Interest-Earning
  Assets to Interest-Bearing Liabilities                   1.19
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

                                                          2002 compared to 2001               2001 compared to 2000
                                                    --------------------------------    --------------------------------
                                                     Volume       Rate     Net Total     Volume       Rate     Net Total
                                                    --------    --------   ---------    --------    --------   ---------
Increase (decrease) in interest income:
  Federal funds sold                                $    191    $ (2,001)   $ (1,810)   $    970    $ (1,769)   $   (799)
  Interest-bearing deposits with banks                   329         156         485         135        (633)       (498)
  Investment securities:
    U.S. Treasury, government agencies and other        (197)       (815)     (1,012)     (1,917)         76      (1,841)
    States and political subdivisions                    (47)          1         (46)         (2)        (12)        (14)
  Loans held for resale                                  509        (837)       (328)      2,290        (332)      1,958
  Portfolio loans                                     27,492     (22,124)      5,368      32,707     (10,027)     22,680
                                                    --------    --------    --------    --------    --------    --------
      Total                                           28,277     (25,620)      2,657      34,183     (12,697)     21,486

Increase (decrease) in interest expense deposits:
  Savings deposits                                       334        (856)       (522)        232        (432)       (200)
  Time deposits under $100,000                        (1,150)     (6,473)     (7,623)      1,702      (2,331)       (629)
  Time deposits of $100,000 or more                    3,683     (10,525)     (6,842)      6,354        (623)      5,731
  Other interest-bearing deposits                      4,797      (7,617)     (2,820)      4,762      (4,265)        497
Debt obligations                                       1,169      (1,610)       (441)      1,575        (659)        916
Trust preferred securities                             1,346        (530)        816         923         142       1,065
                                                    --------    --------    --------    --------    --------    --------
      Total                                           10,179     (27,611)    (17,432)     15,548      (8,168)      7,380
                                                    --------    --------    --------    --------    --------    --------
Increase (decrease) in net
  interest income                                   $ 18,098    $  1,991    $ 20,089    $ 18,635    $ (4,529)   $ 14,106
                                                    ========    ========    ========    ========    ========    ========

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated market value of investment securities as of December 31, 2002, 2001 and 2000 (in $1,000s):

                                            2002                    2001                    2000
                                    ---------------------   ---------------------   ---------------------
                                                Estimated               Estimated               Estimated
                                    Amortized     Market    Amortized     Market    Amortized     Market
                                      Cost        Value       Cost        Value       Cost        Value
                                    ---------   ---------   ---------   ---------   ---------   ---------
U.S. Treasury                       $   2,505   $   2,586   $   3,704   $   3,757   $   5,086   $   5,101
Government agencies                    22,460      22,668      30,253      30,429      55,514      55,334
States and political subdivisions         101         101       1,402       1,412       1,604       1,606
Corporate bonds                                                                           251         251
                                    ---------   ---------   ---------   ---------   ---------   ---------
                                       25,066      25,355      35,359      35,598      62,455      62,292
Other securities:
  Federal Reserve Bank stock              424         424         394         394         394         394
  Federal Home Loan Bank stock          5,950       5,950       4,716       4,716       3,583       3,583
  Corporate stock                       1,075       1,075         895         895         907         907
  Other investments                     1,335       1,335       2,084       2,084       1,750       1,750
                                    ---------   ---------   ---------   ---------   ---------   ---------
         Total other securities         8,784       8,784       8,089       8,089       6,634       6,634
                                    ---------   ---------   ---------   ---------   ---------   ---------
    Total investment securities     $  33,850   $  34,139   $  43,448   $  43,687   $  69,089   $  68,926
                                    =========   =========   =========   =========   =========   =========

The table below shows the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 2002 (in $1,000s):

                                              U.S. Treasury and                 States and Political
                                             Government Agencies                    Subdivisions
                                       ---------------------------------   ---------------------------------                 Total
                                                   Estimated   Weighted                Estimated   Weighted      Total     Estimated
                                       Amortized     Market     Average    Amortized     Market     Average    Amortized     Market
                                         Cost        Value       Yield       Cost        Value       Yield       Cost        Value
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Maturity:
  Due in one year or less              $   3,411   $   3,445       4.38%                                       $   3,411   $   3,445
  Due after one year but within
    five years                            17,375      17,551       3.68%                                          17,375      17,551
  Due after five years but within
    ten years                              1,664       1,682       5.69%   $     101   $     101       5.40%       1,765       1,783
  Due after ten years                      2,515       2,576       6.65%                                           2,515       2,576
  Without stated maturities                                                                                        8,784       8,784
                                       ---------   ---------               ---------   ---------               ---------   ---------
                          Total        $  24,965   $  25,254               $     101   $     101               $  33,850   $  34,139
                                       =========   =========               =========   =========               =========   =========

Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2002:

U.S. Treasury securities                   1 year         7 months
U.S. Agencies                              5 years        7 months
States and political subdivisions          6 years

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

                                    2002                 2001                 2000                 1999                 1998
                             -------------------  -------------------  -------------------  -------------------  -------------------
Commercial - real estate     $1,531,637   76.91%  $1,154,757   66.57%  $  865,382   63.83%  $  627,029   59.76%  $  417,296   57.62%
Commercial - other              257,399   12.93%     380,694   21.95%     308,354   22.74%     247,531   23.59%     173,055   23.89%
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total commercial loans    1,789,036   89.84%   1,535,451   88.52%   1,173,736   86.57%     874,560   83.35%     590,351   81.51%

Real estate mortgage            127,855    6.42%     121,676    7.01%     113,324    8.36%      96,000    9.15%      80,808   11.16%
Installment                      74,481    3.74%      77,462    4.47%      68,738    5.07%      78,644    7.50%      53,121    7.33%
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total portfolio loans    $1,991,372  100.00%  $1,734,589  100.00%  $1,355,798  100.00%  $1,049,204  100.00%  $  724,280  100.00%
                             ==========  ======   ==========  ======   ==========  ======   ==========  ======   ==========  ======

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2002 according to scheduled repayments of principal.

                                                           Fixed       Variable
                                                            Rate         Rate         Total
                                                         ----------   ----------   ----------
Aggregate maturities of portfolio loan balances
  which are due in one year or less:                     $  339,821   $  735,247   $1,075,068
    After one year but within five years                    547,397      263,338      810,735
    After five years                                         28,363       60,589       88,952
    Nonaccrual loans                                         16,617                    16,617
                                                         ----------   ----------   ----------
        Total                                            $  932,198   $1,059,174   $1,991,372
                                                         ==========   ==========   ==========

The following summarizes, in general, Capitol's various loan classifications:

     Commercial - real estate
     Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size approximates $500,000 and, at December 31, 2002, approximately 25% of such properties were owner-occupied and approximately 11% of the commercial real estate total consisted of a combination of multi-family and residential rental income properties.

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

CAPITOL BANCORP LIMITED

The aggregate amount of nonperforming portfolio loans is summarized below as of December 31 (in $1,000's). Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. See Note D of the Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

                                          2002        2001        2000        1999        1998
                                        --------    --------    --------    --------    --------
Nonperforming loans:
  Nonaccrual loans:  Commercial         $ 15,444    $ 11,220    $  4,082    $  2,709    $  2,608
                     Real estate             560         356         163         103         199
                     Installment             613         466         171         100         185
                                        --------    --------    --------    --------    --------
      Total nonaccrual loans              16,617      12,042       4,416       2,912       2,992

  Past due loans:    Commercial            5,728       4,290       1,656         834       3,963
                     Real estate             323         787         534         196         183
                     Installment             222         119         151         182         104
                                        --------    --------    --------    --------    --------
      Total past due loans                 6,273       5,196       2,341       1,212       4,250
                                        --------    --------    --------    --------    --------

Total nonperforming loans               $ 22,890    $ 17,238    $  6,757    $  4,124    $  7,242
                                        ========    ========    ========    ========    ========
Nonperforming loans as a percentage
  of total portfolio loans                  1.15%       0.99%       0.50%       0.39%       1.00%
                                        ========    ========    ========    ========    ========
Nonperforming loans as a percentage
  of total assets                           0.95%       0.84%       0.41%       0.32%       0.71%
                                        ========    ========    ========    ========    ========
Allowance for loan losses as a
  percentage of nonperforming loans       126.49%     134.81%     258.24%     306.47%     121.75%
                                        ========    ========    ========    ========    ========

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

At December 31, 2002, potential problem loans (including nonperforming loans) approximated $98.5 million or about 5% of total consolidated portfolio loans. Such totals typically approximate 4% to 5% of loans outstanding as an important part of management's ongoing and augmented loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes these loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

                                                2002         2001         2000         1999         1998
                                              --------     --------     --------     --------     --------
     Other real estate owned at January 1     $  3,044     $  3,094     $  3,614     $    541     $    165

     Properties acquired in restructure
       of loans or in lieu of foreclosure        4,578          860          324        3,426          612

     Properties sold                            (2,998)        (233)        (717)        (376)        (161)

     Payments received from borrowers or
       tenants, credited to carrying amount         --           (3)          --           --          (75)

     Other changes, net                            (19)        (674)        (127)          23           --
                                              --------     --------     --------     --------     --------
     Other real estate owned at December 31   $  4,605     $  3,044     $  3,094     $  3,614     $    541
                                              ========     ========     ========     ========     ========

Of the other real estate owned at December 31, 2002, one property, with a carrying value of $1.7 million is partially guaranteed by an agency of the federal government. Other real estate owned is valued at the lower of cost or fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000's):

                                                      2002          2001          2000          1999          1998
                                                   ----------    ----------    ----------    ----------    ----------
Allowance for loan losses at January 1             $   23,238    $   17,449    $   12,639    $    8,817    $    6,229

Loans charged-off:
  Commercial                                            6,824         2,280         2,850         1,201         1,165
  Real estate                                             352           143           204                           9
  Installment                                             527           506           117            97           131
                                                   ----------    ----------    ----------    ----------    ----------
          Total charge-offs                             7,703         2,929         3,171         1,298         1,305
Recoveries:
  Commercial                                              588           485           734           391           336
  Real estate                                              61            37            13             6             4
  Installment                                              93            29            18            13            30
                                                   ----------    ----------    ----------    ----------    ----------
          Total recoveries                                742           551           765           410           370
                                                   ----------    ----------    ----------    ----------    ----------
          Net charge-offs                               6,961         2,378         2,406           888           935
Additions to allowance charged to expense              12,676         8,167         7,216         4,710         3,523
                                                   ----------    ----------    ----------    ----------    ----------
    Allowance for loan losses at December 31       $   28,953    $   23,238    $   17,449    $   12,639    $    8,817
                                                   ==========    ==========    ==========    ==========    ==========
Total portfolio loans outstanding at December 31   $1,991,372    $1,734,589    $1,355,798    $1,049,204    $  724,280
                                                   ==========    ==========    ==========    ==========    ==========
Ratio of allowance for loan losses to
  portfolio loans outstanding                            1.45%         1.34%         1.29%         1.20%         1.22%
                                                   ==========    ==========    ==========    ==========    ==========
Average total portfolio loans for the year         $1,884,646    $1,560,337    $1,213,192    $  872,481    $  605,923
                                                   ==========    ==========    ==========    ==========    ==========
Ratio of net charge-offs to average
  portfolio loans outstanding                            0.37%         0.15%         0.20%         0.10%         0.15%
                                                   ==========    ==========    ==========    ==========    ==========

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the allowance for loan losses and description of factors which influence management's judgment in determining the amounts of additions to the allowance.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E CONTINUED)
CAPITOL BANCORP LIMITED

The amount of the allowance for loan losses allocated in the following table (in $1,000's) as of December 31, is based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

                                                  2002                        2001                        2000
                                        ------------------------    ------------------------    ------------------------
                                                      Percentage                  Percentage                  Percentage
                                          Amount       of Loans       Amount       of Loans       Amount       of Loans
                                        ----------    ----------    ----------    ----------    ----------    ----------
Commercial                              $   27,226       1.37%      $   20,570       1.19%      $   16,096       1.19%
Real estate mortgage                         1,009       0.05%           1,630       0.09%             285       0.02%
Installment                                    718       0.03%           1,038       0.06%           1,068       0.08%
Unallocated                                     --                          --                          --
                                        ----------                  ----------                  ----------
  Total allowance for loan losses       $   28,953       1.45%      $   23,238       1.34%      $   17,449       1.29%
                                        ==========      =====       ==========      =====       ==========      =====
    Total portfolio loans outstanding   $1,991,372                  $1,734,589                  $1,355,798
                                        ==========                  ==========                  ==========

                                                  1999                        1998
                                        ------------------------    ------------------------
                                                      Percentage                  Percentage
                                          Amount       of Loans       Amount       of Loans
                                        ----------    ----------    ----------    ----------
Commercial                              $    5,965       0.57%      $    4,501       0.62%
Real estate mortgage                           165       0.02%             127       0.02%
Installment                                    385       0.04%             262       0.04%
Unallocated                                  6,124       0.58%           3,927       0.54%
                                        ----------                  ----------
  Total allowance for loan losses       $   12,639       1.20%      $    8,817       1.22%
                                        ==========      =====       ==========      =====
    Total portfolio loans outstanding   $1,049,204                  $  724,280
                                        ==========                  ==========

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2002, 2001 and 2000:

                                                2002                        2001                        2000
                                      ------------------------    ------------------------    ------------------------
                                                      Average                    Average                     Average
                                        Amount         Rate         Amount        Rate          Amount         Rate
                                      ----------    ----------    ----------    ----------    ----------    ----------
Noninterest-bearing demand deposits   $  303,227                  $  236,048                  $  176,804
Savings deposits                          65,124       1.59%          51,801       3.01%          45,251       3.88%
Time deposits under $100,000             335,332       3.85%         356,338       5.76%         328,605       6.44%
Time deposits of $100,000 or more        550,381       3.73%         478,497       5.72%         367,751       5.89%
Other interest-bearing deposits          654,853       2.04%         479,314       3.37%         353,956       4.43%
                                      ----------                  ----------                  ----------
    Total deposits                    $1,908,917                  $1,601,998                  $1,272,367
                                      ==========                  ==========                  ==========

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2002 (in $1,000s):

Three months or less                  $  140,408
Three months to six months               103,259
Six months to twelve months              154,125
Over 12 months                           166,768
                                      ----------
    Total                             $  564,560
                                      ==========

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

                                                        Year Ended December 31
                                                       ------------------------
                                                        2002     2001     2000
                                                       ------   ------   ------
Net income as a percentage of:
  Average stockholders' equity                         13.33%   15.22%   13.78%
  Average total assets                                  0.75%    0.58%    0.55%

Capital ratios:
  Average stockholders' equity as a
    percentage of average total assets                  5.59%    3.78%    3.96%
  Average total equity (stockholders' equity and
    minority interests in consolidated subsidiaries)
    as a percentage of average total assets             7.62%    5.87%    7.15%
  Average total capital funds (stockholders'
    equity, minority interests in consolidated
    subsidiaries and trust-preferred securities)
    as a percentage of average total assets             9.86%    7.71%    8.79%

Dividend payout ratio (cash dividends per share
  as a percentage of net income per share):
    Basic                                              26.83%   28.99%   31.58%
    Diluted                                            28.03%   29.63%   31.86%

ITEM 2, PROPERTIES.

     Substantially all of the office locations are leased. Each of Capitol's banks operates from a single location, except Capitol National Bank (which has two branch locations, one in Okemos and one in Lansing, Michigan), Red Rock Community Bank (which has two locations in Las Vegas, Nevada), Mesa Bank (which has two locations in Mesa, Arizona) and Sunrise Bank of Arizona (which has multiple office locations). The addresses of each bank's main office are shown in the Marketing Section of Annual Report, which are incorporated herein by reference, from the following captioned pages therein:

       Ann Arbor Commerce Bank            Macomb Community Bank
       Arrowhead Community Bank           Mesa Bank
       Bank of Tucson                     Muskegon Commerce Bank
       Bank of Las Vegas                  Napa Community Bank
       Black Mountain Community Bank      Oakland Commerce Bank
       Brighton Commerce Bank             Paragon Bank & Trust
       Camelback Community Bank           Portage Commerce Bank
       Capitol National Bank              Red Rock Community Bank
       Desert Community Bank              Southern Arizona Community Bank
       Detroit Commerce Bank              Sunrise Bank of Albuquerque
       East Valley Community Bank         Sunrise Bank of Arizona
       Elkhart Community Bank             Sunrise Bank of San Diego
       Goshen Community Bank              Valley First Community Bank
       Grand Haven Bank                   Yuma Community Bank
       Kent Commerce Bank

     Ann Arbor Commerce Bank, in 1998, and Portage Commerce Bank, in 1997, relocated their main offices to substantially larger leased facilities (approximately 18,000 and 10,000 square feet, respectively) in response to asset growth and to better serve customers. Grand Haven Bank owns its stand-alone bank facility.

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

     Capitol's Great Lakes headquarters are located within the same building as Capitol National Bank in Lansing, Michigan. Those headquarters include administrative, operations, accounting, and executive staff. Data processing centers are located in Lansing, Michigan and Tempe, Arizona.

     Capitol's Western Regions headquarters are located within the same building as Camelback Community Bank in Phoenix, Arizona.

     Certain of the office locations are leased from related parties. Incorporated by reference from Page 41, Financial Information Section of Annual Report, under the caption "Note F--Premises and Equipment". Additional disclosures regarding leases with related parties are incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days after December 31, 2002.

     Management believes Capitol's and its subsidiaries' offices to be in good and adequate condition and adequately covered by insurance.

ITEM 3, LEGAL PROCEEDINGS.

     As of December 31, 2002, there were no material pending legal proceedings to which Capitol or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2002, no matters were submitted to a vote by security holders.









              [The remainder of this page intentionally left blank]

                                     PART II

ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.   Market Information:
          Incorporated by reference from Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock", Pages 44-45 under the caption "Note J--Common Stock, Warrants and Stock Options" and Page 4, under the caption "Shareholder Information".

B.   Holders:
          Incorporated by reference from first sentence of third paragraph on Page 3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock".

C.   Dividends:
          Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share", Pages 50-51, Financial Information Section of Annual Report, under the caption "Note P--Dividend Limitations of Subsidiaries and Other Capital Requirements" and the last paragraph on Page 42, Financial Information Section of Annual Report, under the caption "Note H--Debt Obligations".

D.   Securities Authorized for Issuance Under Equity Compensation Plan:

          Summary of equity compensation plans as of December 31, 2002:

                                                               Weighted Average     Number Available
                                                 Number            Exercise            for Future
                                               Outstanding          Price               Issuance
                                                ---------          ------              ---------
     Equity compensation plans:
       Approved by shareholders                   450,394          $11.87                114,501
       Not approved by shareholders               446,511           15.63                     --
       Resulting from share exchanges           1,651,631           16.20                     --
                                                ---------          ------              ---------

             Total                              2,548,536          $15.23                114,501
                                                =========          ======              =========

ITEM 6, SELECTED FINANCIAL DATA.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2002, 2001, 2000, 1999 and 1998".

ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from Pages 7-25, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Page 5, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference from Pages 21-24, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page 5, Financial Information Section of Annual Report, under the caption "Forward Looking Statements".

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

ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from Corporation's definitive proxy statement to be filed within 120 days after December 31, 2002.

     Executive officers of Capitol are as follows:

                            Name and                                   Year First Became
                       Principal Positions                    Age          An Officer
     -------------------------------------------------       -----     -----------------
     Joseph D. Reid                                           60             1988
       Chairman, President and Chief Executive Officer
     David O'Leary                                            72             1988
       Secretary
     Robert C. Carr                                           63             1988
       Executive Vice President and Treasurer
     David J. Dutton                                          52             2000
       Chief Information Officer
     Cristin Reid English                                     34             1997
       Chief Administrative Officer
     Lee W. Hendrickson                                       47             1991
       Chief Financial Officer
     Michael L. Kasten                                        57             2002
       Vice Chairman
     Lyle W. Miller                                           59             2002
       Vice Chairman
     John S. Lewis                                            49             2002
       President - Western Regions
     Michael M. Moran                                         43             2000
       Chief of Capital Markets
     David K. Powers                                          57             1990
       Director of Loan Administration
     William E. Rheaume                                       61             1998
       Senior Counsel
     Bruce A. Thomas                                          45             1998
       Chief of Bank Performance, Great Lakes Region
     Brian K. English                                         37             2001
       General Counsel
     Carl C. Farrar                                           53             1998
       Senior Vice President
     John C. Smythe                                           56             1983
       Senior Vice President
     Marie D. Walker                                          43             1990
       Senior Vice President, Accounting
     Linda D. Pavona                                          51             1991
       Senior Vice President

ITEM 11, EXECUTIVE COMPENSATION.

     Incorporated by reference from Corporation's definitive proxy statement to be filed within 120 days after December 31, 2002.

ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from Corporation's definitive proxy statement to be filed within 120 days after December 31, 2002.

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from Corporation's definitive proxy statement to be filed within 120 days after December 31, 2002.

ITEM 14, CONTROLS AND PROCEDURES.

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) were evaluated as of December 31, 2002 ("Evaluation Date"). Such evaluation concluded that Capitol's disclosure controls and procedures are effective to ensure that material information relating to Capitol, including its consolidated subsidiaries, is made known to Capitol's senior management, particularly during the period for which this annual report has been prepared.

(b)  CHANGES IN INTERNAL CONTROL.

     As of the signature date of this report, there have been no significant changes in Capitol's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date referred to in (a) above.

(c)  ASSET-BACKED ISSUERS.

     Not applicable.

                                     PART IV

ITEM 15, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.   Exhibits:

          The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and report of independent auditors included on Pages 26-54 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

          Report of Independent Auditors.

          Consolidated balance sheets--December 31, 2002 and 2001.

          Consolidated statements of income--Years ended December 31, 2002, 2001 and 2000.

          Consolidated statements of changes in stockholders' equity--Years ended December 31, 2002, 2001 and 2000.

          Consolidated statements of cash flows--Years ended December 31, 2002, 2001 and 2000.

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

B.   Reports on Form 8-K:

     During the fourth quarter of 2002, no reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD.
Registrant
By: /s/ Joseph D. Reid                    By: /s/ Lee W. Hendrickson
    ---------------------------------         ----------------------------------
    Joseph D. Reid                            Lee W. Hendrickson
    Chairman and                              Chief Financial Officer
    Chief Executive Officer                   (Principal Financial and
                                              Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 28, 2003.

/s/ Joseph D. Reid                            /s/ Robert C. Carr
-------------------------------------         ----------------------------------
Joseph D. Reid, Chairman,                     Robert C. Carr, Executive Vice
Chief Executive Officer and Director          President, Treasurer and Director

/s/ David O'Leary                             /s/ Michael L. Kasten
------------------------------------          ----------------------------------
David O'Leary, Secretary and Director         Michael L. Kasten, Vice Chairman
                                              and Director

/s/ Lyle W. Miller
-------------------------------------         ----------------------------------
Lyle W. Miller, Vice Chairman and             Louis G. Allen, Director
Director

/s/ Paul R. Ballard                           /s/ David L. Becker
-------------------------------------         ----------------------------------
Paul R. Ballard, Director                     David L. Becker, Director

/s/ Douglas E. Crist                          /s/ Michael J. Devine
-------------------------------------         ----------------------------------
Douglas E. Crist, Director                    Michael J. Devine, Director

/s/ James C. Epolito                          /s/ Gary A. Falkenberg
-------------------------------------         ----------------------------------
James C. Epolito, Director                    Gary A. Falkenberg, Director

                                              /s/ Kathleen A. Gaskin
-------------------------------------         ----------------------------------
Joel I. Ferguson, Director                    Kathleen A. Gaskin, Director

/s/ H. Nicholas Genova                        /s/ Michael F. Hannley
-------------------------------------         ----------------------------------
H. Nicholas Genova, Director                  Michael F. Hannley, Director

/s/ Lewis D. Johns                            /s/ John S. Lewis
-------------------------------------         ----------------------------------
Lewis D. Johns, Director                      John S. Lewis, President, Western
                                              Regions and Director

/s/ Humberto S. Lopez                         /s/ Leonard Maas
-------------------------------------         ----------------------------------
Humberto S. Lopez, Director                   Leonard Maas, Director

/s/ Kathryn L. Munro                          /s/ Cristin Reid English
-------------------------------------         ----------------------------------
Kathryn L. Munro, Director                    Cristin Reid English, Chief
                                              Administrative Officer and
                                              Director

/s/ Ronald K. Sable
-------------------------------------
Ronald K. Sable, Director

                                 CERTIFICATIONS

I, Joseph D. Reid, Chairman and CEO, certify that:

1. I have reviewed this annual report on Form 10-K of Capitol Bancorp Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                        /s/ Joseph D. Reid
                                        -----------------------------
                                        Joseph D. Reid
                                        Chairman and CEO

I, Lee W. Hendrickson, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Capitol Bancorp Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                        /s/ Lee W. Hendrickson
                                        --------------------------
                                        Lee W. Hendrickson
                                        Chief Financial Officer

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
              (h)   Capitol Bancorp Ltd. 2000 Incentive
                    Stock Plan

10                  Material Contracts:
              (a)   Joseph D. Reid Employment
                    Agreement (as amended effective
                    January 1, 1989)                                                 (2)
              (b)   Profit Sharing/401(k) Plan
                    (as amended and restated April 1, 1995)                         (13)
              (b1)  First and Second Amendments to Profit Sharing/
                    401(k) Plan                                                     (15)
              (b2)  Third, Fourth and Fifth Amendments to Profit
                    Sharing/401(k) Plan                                             (17)
              (b3)  Sixth, Seventh, Eighth and Ninth Amendments
                    to Profit Sharing/401(k) Plan                                   (18)
              (b4)  Tenth, Eleventh, Twelfth, Thirteenth,
                    Fourteenth and Fifteenth Amendments to
                    Profit Sharing/401(k) Plan                                      (20)
              (b5)  Sixteenth and Seventeenth Amendments to
                    Profit Sharing 401(k) Plan
              (c)   Lease Agreement with Business &
                    Trade Center, Ltd.                                              (11)
              (d)   Employee Stock Ownership Plan
                    (as amended and restated February 10, 1994)                     (12)
              (d1)  Second and Third Amendments to Employee
                    Stock Ownership Plan                                            (15)
              (d2)  Fourth Amendment to Employee Stock
                    Ownership Plan                                                  (17)
              (d3)  Fifth Amendment to Employee Stock
                    Ownership Plan                                                  (18)
              (e)   Employment Agreements with
                    Robert C. Carr, John C. Smythe,
                    and Charles J. McDonald                                          (2)

                                                                               PAGE NUMBER OR
                                                                               INCORPORATED BY
EXHIBIT NO.         DESCRIPTION                                                REFERENCE FROM:
-----------         -----------                                                ---------------
10                  Material Contracts--continued:

              (f)   Executive Supplemental Income Agreements with Robert
                    C. Carr, Paul R. Ballard, Richard G. Dorner, James R.
                    Kaye, Scott G. Kling, John D. Groothuis, David K.
                    Powers, John C. Smythe and Charles J. McDonald                  (13)
              (g)   Amendment to Employment Agreement
                    of Joseph D. Reid, dated October 2, 1989                         (3)
              (h)   Consolidation Agreement between
                    the Corporation and Portage
                    Commerce Bank                                                    (4)
              (i)   Amendment to Employment Agreement
                    of Joseph D. Reid, dated
                    January 30, 1990                                                 (5)
              (j)   Employment Agreements with
                    Paul R. Ballard and Richard G.
                    Dorner                                                           (6)
              (k)   Employment Agreement with
                    David K. Powers                                                  (7)
              (l)   Definitive Exchange Agreement and
                    Closing Memorandum between the
                    Registrant and United Savings
                    Bank, FSB                                                        (8)
              (m)   Employment Agreement with James R. Kaye                          (9)
              (n)   Definitive Exchange Agreement between the
                    Registrant and Financial Center Corporation                     (10)
              (o)   Employment Agreement by and between Sun
                    Community Bancorp Limited and Joseph D.
                    Reid. (Exhibit 10.1 of Sun Community
                    Bancorp Limited)                                                (16)
              (p)   Employment Agreement by and between Sun
                    Community Bancorp Limited and John S.
                    Lewis. (Exhibit 10.7 of Sun Community
                    Bancorp Limited)                                                (16)
              (q)   Anti-dilution Agreement by and between Sun
                    Community Bancorp Limited and Capitol
                    Bancorp Ltd. (Exhibit 10.10 of Sun
                    Community Bancorp Limited)                                      (16)
              (r)   Plan of Share Exchange dated November
                    16, 2001 between and among Capitol
                    Bancorp Ltd, and Sun Community Bancorp
                    Limited                                                         (19)

13                  Annual Report to Security Holders
                    A. Marketing Section of 2002 Annual Report
                    B. Financial Information Section of 2002
                       Annual Report

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

KEY:
----
(1)  Form S-18, Reg. No. 33-24728C, filed September 15, 1988.

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

(20) Form 10-K for year ended December 31, 2001, filed March 15, 2002.