Form 10-Q
period 2003-03-31
CAPITOL BANCORP LTD
filed 2003-05-14
CIK 840264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to _________


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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common stock, No par value: 12,293,820 shares outstanding as of April 22, 2003.

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

                                                                            Page
                                                                            ----

Item 1.  Financial Statements (unaudited):
         Consolidated balance sheets - March 31, 2003 and
           December 31, 2002.                                                  3
         Consolidated statements of income - Three months ended
           March 31, 2003 and 2002.                                            4
         Consolidated statements of changes in stockholders' equity -
           Three months ended March 31, 2003 and 2002.                         5
         Consolidated statements of cash flows - Three months ended
           March 31, 2003 and 2002.                                            6
         Notes to consolidated financial statements.                           7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          20
Item 4.  Controls and Procedures.                                             20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   21
Item 2.  Changes in Securities and Use of Proceeds.                           21
Item 3.  Defaults Upon Senior Securities.                                     21
Item 4.  Submission of Matters to a Vote of Security Holders.                 21
Item 5.  Other Information.                                                   21
Item 6.  Exhibits and Reports on Form 8-K.                                    21

SIGNATURES                                                                    22

CERTIFICATIONS                                                                23

                                 PART I, ITEM I

                              CAPITOL BANCORP LTD.
                           Consolidated Balance Sheets
                   As of March 31, 2003 and December 31, 2002

                                                           (Unaudited)
                                                             March 31     December 31
                                                              2003           2002
                                                           -----------    -----------
                                                                  (in thousands)
ASSETS
Cash and due from banks                                     $   128,623    $   125,146
Money market, mutual funds and interest-bearing deposits         54,958         42,301
Federal funds sold                                              140,364         83,737
                                                            -----------    -----------
      Cash and cash equivalents                                 323,945        251,184
Loans held for resale                                            65,465         75,420
Investment securities:
  Available for sale, carried at market value                    31,693         25,355
  Held for long-term investment, carried at
    amortized cost which approximates market value                8,824          8,784
                                                            -----------    -----------
      Total investment securities                                40,517         34,139
Portfolio loans:
  Commercial                                                  1,846,601      1,789,036
  Real estate mortgage                                          128,605        127,855
  Installment                                                    76,951         74,481
                                                            -----------    -----------
      Total portfolio loans                                   2,052,157      1,991,372
  Less allowance for loan losses                                (30,034)       (28,953)
                                                            -----------    -----------
      Net portfolio loans                                     2,022,123      1,962,419
Premises and equipment                                           20,565         21,737
Accrued interest income                                           9,342          9,286
Goodwill and other intangibles                                   24,606         24,739
Other assets                                                     33,726         30,364
                                                            -----------    -----------

   TOTAL ASSETS                                             $ 2,540,289    $ 2,409,288
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                       $   359,916    $   360,669
  Interest-bearing                                            1,821,524      1,701,403
                                                            -----------    -----------
      Total deposits                                          2,181,440      2,062,072
Debt obligations                                                 84,348         93,398
Accrued interest on deposits and other liabilities               16,923         14,182
                                                            -----------    -----------
      Total liabilities                                       2,282,711      2,169,652

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                   61,299         51,583

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                  31,808         28,016

STOCKHOLDERS' EQUITY
Common stock, no par value, 25,000,000 shares authorized;
  issued and outstanding: 2003 - 11,737,860 shares
                          2002 - 11,663,412 shares              134,211        135,234
Retained earnings                                                30,228         26,318
Market value adjustment (net of tax effect) for
  investment securities available for sale (accumulated
  other comprehensive income)                                       177            191
                                                            -----------    -----------
                                                                164,616        161,743
Less note receivable from exercise of stock options
  and unallocated ESOP shares                                      (145)        (1,706)
                                                            -----------    -----------
      Total stockholders' equity                                164,471        160,037
                                                            -----------    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 2,540,289    $ 2,409,288
                                                            ===========    ===========

                              CAPITOL BANCORP LTD.
                  Consolidated Statements of Income (Unaudited)
               For the Three Months Ended March 31, 2003 and 2002
                      (in thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
Interest income:
  Portfolio loans (including fees)                         $ 38,385    $ 35,619
  Loans held for resale                                         762         734
  Taxable investment securities                                 199         397
  Federal funds sold                                            284         264
  Other                                                         356         241
                                                           --------    --------
      Total interest income                                  39,986      37,255
Interest expense:
  Deposits                                                   11,002      12,193
  Debt obligations and other                                  1,997       2,239
                                                           --------    --------
      Total interest expense                                 12,999      14,432
                                                           --------    --------
      Net interest income                                    26,987      22,823
Provision for loan losses                                     1,890       2,090
                                                           --------    --------
      Net interest income after provision
        for loan losses                                      25,097      20,733
Noninterest income:
  Service charges on deposit accounts                         1,071         958
  Trust fee income                                              522         531
  Fees from origination of non-portfolio
    residential mortgage loans                                2,237         893
  Realized gain (loss) on sale of investment
    securities available for sale                                 3         (64)
  Other                                                         696         480
                                                           --------    --------
      Total noninterest income                                4,529       2,798
Noninterest expense:
  Salaries and employee benefits                             13,427      11,027
  Occupancy                                                   1,873       1,520
  Equipment rent, depreciation and maintenance                1,165       1,055
  Other                                                       4,691       5,191
                                                           --------    --------
      Total noninterest expense                              21,156      18,793
                                                           --------    --------
Income before federal income taxes and minority interest      8,470       4,738
Federal income taxes                                          2,944       1,543
                                                           --------    --------
   Income before minority interest                            5,526       3,195
Minority interest in net income of
   consolidated subsidiaries                                   (213)       (151)
                                                           --------    --------

     NET INCOME                                            $  5,313    $  3,044
                                                           ========    ========

     NET INCOME PER SHARE--Note C
      Basic                                                $   0.45    $   0.39
                                                           ========    ========

      Diluted                                              $   0.44    $   0.38
                                                           ========    ========

                              CAPITOL BANCORP LTD.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
               For the Three Months Ended March 31, 2003 and 2002
                        (in thousands except share data)

                                                                                                   Note
                                                                                                Receivable
                                                                                              from Exercise
                                                                                                 of Stock
                                                                                 Accumulated   Options and
                                                                                   Other       Unallocated
                                                      Common       Retained     Comprehensive      ESOP
                                                      Stock        Earnings        Income         Shares          Total
                                                    ---------      ---------      ---------      ---------      ---------
THREE MONTHS ENDED MARCH 31, 2002

Balances at January 1, 2002                         $  67,692      $  14,173      $     158      $  (1,851)     $  80,172

Issuance of 2,721,749 shares of common stock to
  acquire shares of Sun Community Bancorp held
  by shareholders other than Capitol                   43,165                                                      43,165

Issuance of 70,174 shares of common stock
  upon exercise of stock options                          753                                                         753

Issuance of 19,100 shares of common stock
  upon exercise of warrants                               213                                                         213

Cash dividends paid ($.10 per share)                                    (789)                                        (789)

Components of comprehensive income:
  Net income for the period                                            3,044                                        3,044
  Market value adjustment for investment
    securities available for sale (net of
    income tax effect)                                                                 (194)                         (194)
                                                                                                                ---------
    Comprehensive income for the period                                                                             2,850
                                                    ---------      ---------      ---------      ---------      ---------

    BALANCES AT MARCH 31, 2002                      $ 111,823      $  16,428      $     (36)     $  (1,851)     $ 126,364
                                                    =========      =========      =========      =========      =========

THREE MONTHS ENDED MARCH 31, 2003

Balances at January 1, 2003                         $ 135,234      $  26,318      $     191      $  (1,706)     $ 160,037

Issuance of 123,850 shares of common
  stock upon exercise of stock options, net
  of common stock surrendered to
  facilitate exercise                                     279                                                         279

Issuance of 22,512 shares of common stock
  upon exercise of warrants                               259                                                         259

Surrender and cancellation of 71,914 shares
  of common stock in repayment
  of note receivable from exercise
  of stock options                                     (1,561)                                       1,561              0

Cash dividends paid ($.12 per share)                                  (1,403)                                      (1,403)

Components of comprehensive income:
   Net income for the period                                           5,313                                        5,313
   Market value adjustment for investment
      securities available for sale (net of
      income tax effect)                                                                (14)                          (14)
                                                                                                                ---------
      Comprehensive income for the period                                                                           5,299
                                                    ---------      ---------      ---------      ---------      ---------

    BALANCES AT MARCH 31, 2003                      $ 134,211      $  30,228      $     177      $    (145)     $ 164,471
                                                    =========      =========      =========      =========      =========

                              CAPITOL BANCORP LTD.
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2003 and 2002

                                                                             2003         2002
                                                                           ---------    ---------
                                                                               (in thousands)
OPERATING ACTIVITIES
  Net income                                                               $   5,313    $   3,044
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                1,890        2,090
      Depreciation of premises and equipment                                     958          802
      Amortization of intangibles                                                133           --
      Net amortization of investment security premiums                            29            1
      Loss (gain) on sale of premises and equipment                              (90)           5
      Minority interest in net income of consolidated subsidiaries               213          151
  Originations and purchases of loans held for resale                       (257,718)    (203,954)
  Proceeds from sales of loans held for resale                               267,673      216,552
  Increase in accrued interest income and other assets                        (3,393)      (2,649)
  Increase in accrued interest on deposits and other liabilities               2,741        2,066
                                                                           ---------    ---------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                     17,749       18,108

INVESTING ACTIVITIES
  Proceeds from sale of investment securities available for sale               4,625           --
  Proceeds from calls, prepayments & maturities of investment securities       6,626       11,560
  Purchases of investment securities                                         (17,681)     (12,313)
  Net increase in portfolio loans                                            (61,594)     (60,202)
  Proceeds from sales of premises and equipment                                1,509           --
  Purchases of premises and equipment                                         (1,205)        (852)
                                                                           ---------    ---------

                NET CASH USED BY INVESTING ACTIVITIES                        (67,720)     (61,807)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                          34,661       83,333
  Net increase in certificates of deposit                                     84,707       29,625
  Net payments on debt obligations                                            (9,050)        (550)
  Net proceeds from issuance of trust-preferred securities                     9,700           --
  Resources provided by minority interests                                     3,579        8,383
  Net proceeds from issuance of common stock                                     538          966
  Cash dividends paid                                                         (1,403)        (789)
                                                                           ---------    ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                    122,732      120,968
                                                                           ---------    ---------

                INCREASE IN CASH AND CASH EQUIVALENTS                         72,761       77,269

Cash and cash equivalents at beginning of period                             251,184      163,691
                                                                           ---------    ---------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 323,945    $ 240,960
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

     The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

     The consolidated balance sheet as of December 31, 2002 was derived from audited consolidated financial statements as of that date. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

NOTE B - BANK DEVELOPMENT ACTIVITIES

     Bank development efforts are currently under consideration at March 31, 2003 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks.

NOTE C - NET INCOME PER SHARE

     The computations of basic and diluted earnings per share were as follows:

                                                                    Three Months Ended
                                                                         March 31
                                                                 -------------------------
                                                                    2003          2002
                                                                 -----------   -----------
Numerator--net income for the period                             $ 5,313,000   $ 3,044,000
                                                                 ===========   ===========
Denominator:
   Weighted average number of common shares
     outstanding (denominator for basic earnings per share)       11,697,756     7,900,928

     Effect of dilutive securities--stock options and warrants       438,359       178,937
                                                                 -----------   -----------
Denominator for dilutive net income per share--
   Weighted average number of common shares and
     potential dilution                                           12,136,115     8,079,865
                                                                 ===========   ===========
Number of antidilutive stock options excluded from
  diluted earnings per share computation                             202,372       119,336
                                                                 ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        CAPITOL BANCORP LTD. - CONTINUED


NOTE D - STOCK OPTIONS

Stock option activity for the interim 2003 period is summarized as follows:

                                                                        Weighted
                                    Number of           Exercise         Average
                                  Stock Options          Price          Exercise
                                   Outstanding           Range            Price
                                  -------------    ------------------   -------
     Outstanding at January 1      2,548,536       $  4.92 to $ 25.10   $ 15.23
     Exercised                      (335,893)         8.54 to   16.40     15.13
     Granted                         198,580         20.36 to   23.37     21.32
     Cancelled or expired            (23,290)              --
                                   ---------       ------------------   -------
     Outstanding at March 31       2,387,933       $  4.92 to $ 25.10   $ 15.75

     As of March 31, 2003, stock options outstanding had a weighted average remaining contractual life of 4.9 years. The following table summarizes stock options outstanding segregated by exercise price range:

                                              Weighted Average
                                          ------------------------
                                                        Remaining
      Exercise Price        Number        Exercise     Contractual
           Range         Outstanding       Price          Life
           -----         -----------       -----          ----
     Less than $10.00       95,377         $ 9.14       2.8 years
     $10.00 to 14.99       908,099          12.49       4.7 years
     $15.00 to 19.99       977,480          16.62       5.2 years
     $20.00 to 24.99       306,351          21.60       6.2 years
     $25.00 or more        100,626         $25.10       1.7 years
                         ---------
                         2,387,933

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes an alternative fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. By not electing this alternative, certain pro forma disclosures of the expense recognition provisions of Statement No. 123 are required, which are as follows:

                                                   2003          2002
                                                 -------       -------
     Fair value assumptions:
           Risk-free interest rate                   3.5%          4.5%
           Dividend yield                            2.2%          2.5%
           Stock price volatility                    .50           .46
           Expected option life                  7 years       7 years
     Aggregate estimated fair value of
        options granted (in thousands)           $ 1,890       $    62
     Net income (in thousands):
           As reported                             5,313         3,044
           Less pro forma compensation
           expense regarding fair
           value of stock option
           awards, net of related
           income tax effect                      (1,229)          (41)
                                                 -------       -------
           Pro forma                               4,084         3,003
     Net income per share:
         Basic:
           As reported                              0.45          0.39
           Pro forma                                0.35          0.38
         Diluted:
           As reported                              0.44          0.38
           Pro forma                             $  0.34       $  0.37

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         CAPITOL BANCORP LTD. -CONTINUED

NOTE E - IMPACT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) recently issued Statements No. 146 (ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES) and No. 149 (AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES). These new standards have varying effective dates in 2003 and had no material effect on Capitol's financial statements, upon implementation.

     Statement No. 148 (ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE) provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation and it amends the prior disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures about the effects of stock-based compensation, including interim disclosures (such interim disclosures appear in Note D). As permitted, Capitol has retained its prior method of accounting for stock-based employee compensation.

     FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES AND INDEBTEDNESS OF OTHERS, expands disclosures about obligations under certain guarantees and, in addition, requires recording a liability for the fair value of the obligations undertaken in issuing the guarantee, applicable to guarantees issued or modified after December 31, 2002. This new guidance had no material effect on Capitol's consolidated financial position or results of operations, upon implementation.

     FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, clarifies when some entities previously not consolidated under prior accounting guidance, should be. This new guidance, which was effective upon issuance in January 2003, had no material effect upon Capitol's consolidated financial statements upon implementation.

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

                                 PART I, ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets approximated $2.5 billion at March 31, 2003, an increase of $131 million from the December 31, 2002 level of $2.4 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

                                                       Total Assets
                                                      (in $1,000's)
                                               ---------------------------
                                                March 31         Dec 31
                                                  2003            2002
                                               -----------     -----------
     Great Lakes Region:
       Ann Arbor Commerce Bank                 $   325,946     $   309,152
       Brighton Commerce Bank                       83,323          78,382
       Capitol National Bank                       211,867         206,130
       Detroit Commerce Bank                        37,908          30,589
       Grand Haven Bank                            128,483         123,505
       Kent Commerce Bank                           73,832          73,801
       Macomb Community Bank                        88,749          87,050
       Muskegon Commerce Bank                       86,239          86,465
       Oakland Commerce Bank                       125,280         115,916
       Paragon Bank & Trust                        106,754         103,044
       Portage Commerce Bank                       140,926         139,068
       Elkhart Community Bank                       48,297          53,210
       Goshen Community Bank                        39,608          38,115
                                               -----------     -----------
               Great Lakes Region Total          1,497,212       1,444,427
     Southwest Region:
       Arrowhead Community Bank                     48,427          47,427
       Bank of Tucson                              141,104         132,094
       Camelback Community Bank                     87,483          82,387
       East Valley Community Bank                   37,766          37,640
       Mesa Bank                                    64,585          66,312
       Southern Arizona Community Bank              84,444          75,253
       Valley First Community Bank                  43,379          42,127
       Yuma Community Bank                          41,589          38,214
       Bank of Las Vegas                            28,983          26,880
       Black Mountain Community Bank                67,626          63,202
       Desert Community Bank                        59,812          55,170
       Red Rock Community Bank                     110,276          96,906
       Sunrise Bank of Albuquerque                  50,267          46,898
       Sunrise Bank of Arizona                      90,691          82,126
                                               -----------     -----------
               Southwest Region Total              956,432         892,636
     California Region:
          Sunrise Bank of San Diego                 58,801          50,450
       First California Northern Bancorp:
          Napa Community Bank                       39,545          36,042
                                               -----------     -----------
               California Region Total              98,346          86,492
     Other, net                                    (11,701)        (14,267)
                                               -----------     -----------
     Consolidated                              $ 2,540,289     $ 2,409,288
                                               ===========     ===========

     Portfolio loans increased during the three-month 2003 period by approximately $61 million. Loan growth was funded primarily by higher levels of time deposits. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities. Portfolio loan growth in 2003 is net of about $19 million of commercial loans sold to other financial institutions.

     The allowance for loan losses at March 31, 2003 approximated $30 million or 1.46% of total portfolio loans, an increase from the year-end 2002 ratio of 1.45%.

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

     The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                                 2003            2002
                                                             -----------     -----------
Allowance for loan losses at January 1                       $    28,953     $    23,238

Loans charged-off:
         Commercial                                                 (887)           (530)
         Real estate mortgage                                        (21)            (25)
         Installment                                                 (96)            (90)
                                                             -----------     -----------
                 Total charge-offs                                (1,004)           (645)
Recoveries:
         Commercial                                                  154              38
         Real estate mortgage                                         --               2
         Installment                                                  41              21
                                                             -----------     -----------
                 Total recoveries                                    195              61
                                                             -----------     -----------
                 Net charge-offs                                    (809)           (584)
Additions to allowance charged to expense                          1,890           2,090
                                                             -----------     -----------

         Allowance for loan losses at March 31               $    30,034     $    24,744
                                                             ===========     ===========

Average total portfolio loans for period ended March 31      $ 2,023,830     $ 1,761,605
                                                             ===========     ===========

Ratio of net charge-offs (annualized) to average portfolio
  loans outstanding                                                 0.16%           0.13%
                                                             ===========     ===========

     Net charge-offs of loans increased $225,000 in 2003, compared to the three-month period in 2002. The increase, during the quarter ended March 31, 2003, was mainly due to losses associated with loans secured by business equipment and accounts receivable.

     The amounts of the allowance for loan losses allocated in the following table (in thousands) include all loans for which, based on Capitol's loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

                                           March 31, 2003             December 31, 2002
                                      -------------------------   --------------------------
                                                     Percentage                   Percentage
                                                      of Total                     of Total
                                                      Portfolio                    Portfolio
                                        Amount          Loans       Amount           Loans
                                        ------          -----       ------           -----
Commercial                            $   27,610         1.35%    $    27,226         1.37%
Real estate mortgage                       1,358         0.06           1,009         0.05
Installment                                1,066         0.05             718         0.03
                                      ----------        -----     -----------        -----

Total allowance for loan losses       $   30,034         1.46%    $    28,953         1.45%
                                      ==========        =====     ===========        =====

Total portfolio loans outstanding     $2,052,157                  $ 1,991,372
                                      ==========                  ===========

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                    March 31         Dec 31
                                                       2003           2002
                                                     -------        -------
     Nonaccrual loans:
                       Commercial                    $18,414        $15,444
                       Real estate                       657            560
                       Installment                       995            613
                                                     -------        -------
     Total nonaccrual loans                           20,066         16,617

     Past due (>=90 days) loans:

                       Commercial                      5,045          5,728
                       Real estate                       736            323
                       Installment                       134            222
                                                     -------        -------
     Total past due loans                              5,915          6,273
                                                     -------        -------

     Total nonperforming loans                       $25,981        $22,890
                                                     =======        =======

     Nonperforming loans increased approximately $3.1 million during the three-month period ended March 31, 2003. Of the nonperforming loans at March 31, 2003, about 65% are real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans are generally secured by other business assets. Nonperforming loans at March 31, 2003 are in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

     At March 31, 2003, potential problem loans (including the previously mentioned nonperforming loans) approximated $104 million, or about 5% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed `impaired'), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher loan losses in the interim 2003 period.

     The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

                                                                                                                    Allowance as a
                                                                                                                       Percentage
                                             Total                 Allowance for            Nonperforming              of Total
                                        Portfolio Loans             Loan Losses                  Loans              Portfolio Loans
                                    -----------------------   -----------------------   ---------------------     ------------------
                                     March 31      Dec 31      March 31      Dec 31       March        Dec 31     March 31    Dec 31
                                       2003         2002         2003         2002         2003         2002        2003       2002
                                    ----------   ----------   ----------   ----------   ----------   ----------    -------   -------
Great Lakes Region:
  Ann Arbor Commerce Bank            $  281,066   $  272,604   $    4,025   $    3,840   $    2,829   $    2,624    1.43%      1.41%
  Brighton Commerce Bank                 69,664       68,239          721          851          170          170    1.03       1.25
  Capitol National Bank                 162,305      158,651        2,308        2,322        1,764        1,753    1.42       1.46
  Detroit Commerce Bank                  28,719       26,799          585          627        1,098          751    2.04       2.34
  Grand Haven Bank                      121,114      114,616        1,744        1,626        2,038        1,605    1.44       1.42
  Kent Commerce Bank                     69,575       68,848          835          830           86          293    1.20       1.21
  Macomb Community Bank                  78,890       73,915        1,142        1,136        3,040        3,012    1.45       1.54
  Muskegon Commerce Bank                 79,544       77,247        1,012          966        2,890        1,806    1.27       1.25
  Oakland Commerce Bank                  89,857       86,049        1,173        1,119        1,375        1,805    1.31       1.30
  Paragon Bank & Trust                   91,872       86,571        1,562        1,291        3,035        2,628    1.70       1.49
  Portage Commerce Bank                 132,111      129,710        1,905        1,815        3,305        3,135    1.44       1.40
  Elkhart Community Bank                 44,279       43,277          664          658          244          245    1.50       1.52
  Goshen Community Bank                  36,936       35,408          556          532           --           --    1.51       1.50
                                     ----------   ----------   ----------   ----------   ----------   ----------
    Great Lakes Region Total          1,285,932    1,241,934       18,232       17,613       21,874       19,827
Southwest  Region:
  Arrowhead Community Bank               36,008       36,185          530          543           --           --    1.47       1.50
  Bank of Tucson                         90,519       90,176        1,164        1,461          187          187    1.29       1.62
  Camelback Community Bank               60,559       63,516          816          960           --          232    1.35       1.51
  East Valley Community Bank             26,748       25,932          405          389          233           17    1.51       1.50
  Mesa Bank                              59,878       55,588          724          834           --          242    1.21       1.50
  Southern Arizona Community Bank        61,928       60,913          789          914           --           --    1.27       1.50
  Valley First Community Bank            28,490       29,075          641          620          260          261    2.25       2.13
  Yuma Community Bank                    24,871       25,485          383          383           --           --    1.54       1.50
  Bank of Las Vegas                      20,515       19,404          321          292           --           --    1.56       1.50
  Black Mountain Community Bank          50,796       52,240          786          784          327          324    1.55       1.50
  Desert Community Bank                  43,037       43,351          661          675        1,166          734    1.54       1.56
  Red Rock Community Bank                82,025       80,152        1,833        1,203        1,789          861    2.23       1.50
  Sunrise Bank of Albuquerque            43,286       38,577          585          521           --           --    1.35       1.35
  Sunrise Bank of Arizona                72,117       65,195          931          881          145          205    1.29       1.35
                                     ----------   ----------   ----------   ----------   ----------   ----------
    Southwest Region Total              700,777      685,789       10,569       10,460        4,107        3,063
California Region:
  Sunrise Bank of San Diego              39,087       39,116          577          577           --           --    1.48       1.48
  First California Northern Bancorp
    Napa Community Bank                  24,697       20,177          392          303           --           --    1.59       1.50
                                     ----------   ----------   ----------   ----------   ----------   ----------
    California Region Total              63,784       59,293          969          880           --           --      --         --
Other, net                                1,664        4,356          264           --           --           --      --         --
                                     ----------   ----------   ----------   ----------   ----------   ----------   -----      -----

Consolidated                         $2,052,157   $1,991,372   $   30,034   $   28,953   $   25,981   $   22,890    1.46%      1.45%
                                     ==========   ==========   ==========   ==========   ==========   ==========   =====      =====

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2003, was $5.3 million, an increase of $2.3 million or 75% over the same period last year. Diluted earnings per share were $0.44 compared to $0.38 for the prior year period. The percentage increase in net income per share was less than the percentage increase in the amount of net income in 2003 because of the larger share base resulting from Capitol's 2002 share exchanges regarding Sun Community Bancorp, Sunrise Capital Corporation, Indiana Community Bancorp and Nevada Community Bancorp.

     Net interest income for the first three months of 2003 totaled $27 million, an 18% increase compared to $22.8 million in 2002. This increase is attributable to the expansion in number of banks, the banks' growth and a stable interest rate environment.

     Noninterest income for the three months ended March 31, 2003 was $4.5 million, an increase of $1.7 million, or 62%, over the same period in 2002. Fees from origination of non-portfolio residential mortgage loans totaled $2.2 million in the interim 2003 period, as compared to $1 million in 2002, due to continuing high volume of loan fees derived from residential mortgage loan refinance activity resulting from sustained low interest rates. Service charges on deposit accounts increased in the first quarter of 2003 by 12%, compared to 2002 due to growth in the number and size of banks.

     The provision for loan losses for the first quarter of 2003 was $1.9 million as compared to $2.1 million during the corresponding 2002 period. The provision for loan losses is based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

         Noninterest expense totaled $21.2 million for the interim 2003 period compared to $18.8 million in 2002. The increase in noninterest expense is associated with newly formed banks, growth and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the number and size of banks within the consolidated group. Other noninterest expense in the 2002 period was higher than in 2003 due to the preopening costs of two start-up banks which commenced operations in the first three months of 2002.

         Operating results (dollars in thousands) were as follows:

                                                                   Three months ended March 31
                                    ----------------------------------------------------------------------------------------
                                                                                        Return on             Return on
                                       Total Revenues            Net Income           Average Equity        Average Assets
                                    --------------------    --------------------   --------------------   ------------------
                                      2003        2002        2003        2002       2003       2002       2003       2002
                                    --------    --------    --------    --------    -------    -------    -------    -------
Great Lakes Region:
  Ann Arbor Commerce Bank           $  5,828    $  5,415    $  1,319    $  1,144      21.91%     21.39%      1.73%      1.69%
  Brighton Commerce Bank               1,367       1,353         319         188      18.88      12.40       1.60       1.05
  Capitol National Bank                3,409       3,120         849         740      22.58      21.94       1.64       1.70
  Detroit Commerce Bank                  518         601         (21)        (26)       n/a        n/a        n/a        n/a
  Grand Haven Bank                     2,511       2,141         569         421      22.01      20.39       1.79       1.61
  Kent Commerce Bank                   1,288       1,408         129         176      13.95      10.64       1.34        .98
  Macomb Community Bank                1,371       1,501         (29)        283        n/a      11.61        n/a       1.24
  Muskegon Commerce Bank               1,614       1,564         366         331      17.29      17.50       1.74       1.75
  Oakland Commerce Bank                1,909       1,870         382         307      16.54      14.24       1.32       1.17
  Paragon Bank & Trust                 2,164       1,971         166         230       6.41      10.72        .63        .96
  Portage Commerce Bank                2,732       2,461         565         418      20.37      15.92       1.61       1.36
  Elkhart Community Bank                 810         626         118          29       9.64       2.53        .61        .32
  Goshen Community Bank                  749         493         118           6      10.30        .58       1.19        .09
                                    --------    --------    --------    --------
       Great Lakes Region Total       26,270      24,524       4,850       4,247
Southwest Region:
  Arrowhead Community Bank               917         666          82         (31)      7.52        n/a        .71        n/a
  Bank of Tucson                       2,281       2,432         780         573      29.35      22.73       2.33       1.94
  Camelback Community Bank             1,447       1,403         306         153      14.98       9.33       1.43        .85
  East Valley Community Bank             660         699         (86)        (97)       n/a        n/a        n/a        n/a
  Mesa Bank                            1,345       1,186         388         167      24.07      12.06       2.31       1.24
  Southern Arizona Community Bank      1,282       1,140         305         158      17.61      11.08       1.56       1.00
  Valley First Community Bank            689         997          69          63       4.82       4.51        .66        .46
  Yuma Community Bank                    753         518          82         (14)      8.71        n/a        .82        n/a
  Bank of Las Vegas                      382         130         (78)       (337)       n/a        n/a        n/a        n/a
  Black Mountain Community Bank        1,105         836         180          55      13.64       4.85       1.13        .45
  Desert Community Bank                  964       1,152         121         104       9.28       8.51        .86        .69
  Red Rock Community Bank              1,760       1,523        (106)        210        n/a       9.65        n/a        .99
  Sunrise Bank of Albuquerque            963         608         105         (25)     10.85        n/a        .88        n/a
  Sunrise Bank of Arizona              2,312       1,372          91         261       5.85      17.15        .42       1.67
                                    --------    --------    --------    --------
       Southwest Region Total         16,860      14,662       2,239       1,240
California Region:
   Sunrise Bank of San Diego             935         954          43          93       2.30       5.10        .31        .90
  First California
    Northern Bancorp:
    Napa Community Bank                  551          44         (11)       (394)       n/a        n/a        n/a        n/a
                                    --------    --------    --------    --------
    California Region Total           1,486         998          32        (301)

Other, net                              (101)       (131)     (1,808)     (2,142)       n/a        n/a        n/a        n/a
                                    --------    --------    --------    --------    -------    -------    -------    -------

Consolidated                        $ 44,515    $ 40,053    $  5,313    $  3,044      13.09%     14.80%       .87%       .58%
                                    ========    ========    ========    ========    =======    =======    =======    =======

n/a  Not applicable

LIQUIDITY AND CAPITAL RESOURCES

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $119 million for the three months ended March 31, 2003, slightly more than the $113 million increase in the corresponding period of 2002. Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposits. The banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $233 million as of March 31, 2003, or about 11% of total deposits, an increase of $32 million during the interim 2003 period. Brokered deposits, as a funding source, have increased in recent periods due to competitive environments and selective opportunities to grow deposits at a faster pace and/or lower cost than traditional sources, and may similarly increase in future periods.

     Noninterest-bearing deposits approximated 16.5% of total deposits at March 31, 2003 and 17.5% at December 31, 2002. Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

     Interim 2003 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $324 million or 13% of total assets at March 31, 2003, compared with $251 million or 10% of total assets at December 31, 2002. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at March 31, 2003 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At March 31, 2003, the banks had approximately $32 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

     Some of the banks have secured lines of credit with a Federal Home Loan Bank. Borrowings thereunder approximated $80 million and additional borrowing capacity approximated $16 million at March 31, 2003. These borrowings increased slightly ($1 million in the interim period of 2003) as a lower-cost funding source versus various rates and maturities of time deposits. At March 31, 2003, Capitol had unused lines of credit from an unrelated financial institution aggregating $21 million.

     In March 2003, Capitol participated in a pooled trust-preferred securities offering, structured with a 30-year maturity and a variable interest rate, with net proceeds of approximately $9.7 million. These securities augment Capitol's existing capital base and the proceeds have been used to reduce borrowings from an unaffiliated bank.

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

     Stockholders' equity, as a percentage of total assets, approximated 6.5% at March 31, 2003 a slight decrease from 6.6% at the beginning of the year. Total capital funds (Capitol's stockholders' equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the Corporation's subordinated debentures) aggregated $258 million or 10% of total assets at March 31, 2003.

     In April 2003, Capitol announced the completion of an $11 million private placement of its common stock to select institutional investors and the issuance of approximately 550,000 shares of previously unissued common stock. Proceeds from the offering have been used to reduce borrowings from an unaffiliated bank and investment in short-term investments.

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

     Changes in interest rates, either up or down, have an impact on net interest income (plus or minus), depending on the direction and timing of such changes. At any point in time, there is a difference between interest rate-sensitive assets and interest rate-sensitive liabilities. This means that when interest rates change, the timing and magnitude of the effect of such interest rate changes can alter the relationship between asset yields and the cost of funds.

     In the first three months of 2003, interest rates have remained relatively stable. The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

     Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks are expected to detract from consolidated earnings performance and start-up banks formed in 2003 and beyond will similarly negatively impact short-term profitability.

     General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

     Media reports raising questions about the health of the domestic economy have continued in 2003. During the first quarter of 2003, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

IMPACT OF NEW ACCOUNTING STANDARDS

     There are several new accounting standards either becoming effective or being issued in 2003. They are listed and discussed in Note E of the accompanying condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     Capitol's critical accounting policies are described on page 10 of the financial section of its 2002 Annual Report. In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates (because of inherent subjectivity), allowance for loan losses (due to the inherent subjectivity in estimating loan losses), accounting for income taxes (due to the significant U.S. corporate income tax rate and realization of deferred tax assets) and accounting for goodwill (due to new accounting standards effective at the beginning of 2002).

                                 PART I, ITEM 3

                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

Not applicable.

                                 PART I, ITEM 4

                             CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Disclosure controls and procedures were evaluated as of March 31, 2003 ("Evaluation Date"). Such evaluation concluded that Capitol's disclosure controls and procedures are effective to ensure that material information relating to Capitol, including its consolidated subsidiaries, is made known to Capitol's senior management, particularly during the period for which this quarterly report has been prepared.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit No.                   Description of Exhibit
          -----------                   ----------------------

            10a          Amended and Restated Employment  Agreement of Joseph D.
                         Reid dated March 17, 2003 and amendment dated April 17, 2003.

            99.1         Certification  of Chief  Executive  Officer,  Joseph D.
                         Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2         Certification  of  Chief  Financial  Officer,   Lee  W.
                         Hendrickson,   pursuant   to   Section   906   of   the
                         Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITOL BANCORP LTD.
                                      (Registrant)

                                      /s/ Joseph D. Reid
                                      ------------------------------------------
                                      Joseph D. Reid
                                      Chairman and CEO
                                      (duly authorized to sign on behalf
                                      of the registrant)


                                      /s/ Lee W. Hendrickson
                                      ------------------------------------------
                                      Lee W. Hendrickson
                                      Executive Vice President and
                                      Chief Financial Officer


Date: May 14, 2003

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


Date: May 14, 2003


                                       /s/ Joseph D. Reid
                                       -----------------------------
                                       Joseph D. Reid
                                       Chairman and CEO


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

Date: May 14, 2003


                                       /s/ Lee W. Hendrickson
                                       -----------------------------
                                       Lee W. Hendrickson
                                       Chief Financial Officer


              [The remainder of this page intentionally left blank]