Form 10-Q
period 2003-06-30
CAPITOL BANCORP LTD
filed 2003-08-08
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to _________

Commission file number 33-24728C

CAPITOL BANCORP LTD.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2761672 (I.R.S. Employer Identification Number)

Capitol Bancorp Center
200 Washington Square North, Lansing, Michigan
(Address of principal executive offices)

48933
(Zip Code)

(517) 487-6555
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

        Common stock, No par value: 13,612,729 shares outstanding as of August 1, 2003.

INDEX

PART I.         FINANCIAL INFORMATION

Forward-Looking Statements

Certain of the statements contained in this document, including Capitol’s consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words “intend”, “expect”, “project”, “estimate”, “predict”, “anticipate”, “should”, “believe”, and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol’s efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol’s banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol’s banks and Capitol’s ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol’s asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, and (xi) other risks detailed in Capitol’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

		Page
Item 1.	Financial Statements (unaudited):
Consolidated balance sheets - June 30, 2003 and December 31, 2002.
Consolidated statements of income - Three months and six months ended
       June 30, 2003 and 2002.
Consolidated statements of changes in stockholders' equity - Six months ended
       June 30, 2003 and 2002.
Consolidated statements of cash flows - Six months ended June 30, 2003 and 2002.
	Notes to consolidated financial statements.	3 4 5 6 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	21
PART II.	OTHER INFORMATION
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings. Changes in Securities and Use of Proceeds. Defaults Upon Senior Securities. Submission of Matters to a Vote of Security Holders. Other Information. Exhibits and Reports on Form 8-K.	22 22 22 22 22 22
SIGNATURES		23
EXHIBIT INDEX		24

PART I, ITEM I

CAPITOL BANCORP LTD.
Consolidated Balance Sheets
As of June 30, 2003 and December 31, 2002

                                                                               (Unaudited)
                                                                                 June 30           December 31
                                                                                   2003                2002
                                                                              --------------      --------------
                                                                                       (in thousands)
ASSETS
------

Cash and due from banks                                                           $ 154,066           $ 125,146
Money market, mutual funds and interest-bearing deposits                             67,923              42,301
Federal funds sold                                                                  119,987              83,737
                                                                              --------------      --------------
                                         Cash and cash equivalents                  341,976             251,184
Loans held for resale                                                                90,077              75,420
Investment securities:
  Available for sale, carried at market value                                        28,646              25,355
  Held for long-term investment, carried at
    amortized cost which approximates market value                                    9,470               8,784
                                                                              --------------      --------------
                                         Total investment securities                 38,116              34,139
Portfolio loans:
  Commercial                                                                      1,880,545           1,789,036
  Real estate mortgage                                                              129,622             127,855
  Installment                                                                        73,818              74,481
                                                                              --------------      --------------
                                         Total portfolio loans                    2,083,985           1,991,372
  Less allowance for loan losses                                                    (29,489)            (28,953)
                                                                              --------------      --------------
                                         Net portfolio loans                      2,054,496           1,962,419
Premises and equipment                                                               21,311              21,737
Accrued interest income                                                               9,527               9,286
Goodwill and other intangibles                                                       24,473              24,739
Other assets                                                                         34,400              30,364
                                                                              --------------      --------------

            TOTAL ASSETS                                                        $ 2,614,376         $ 2,409,288
                                                                              ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
  Noninterest-bearing                                                             $ 387,272           $ 360,669
  Interest-bearing                                                                1,855,867           1,701,403
                                                                              --------------      --------------
                                         Total deposits                           2,243,139           2,062,072
Debt obligations                                                                     82,698              93,398
Accrued interest on deposits and other liabilities                                   14,647              14,182
                                                                              --------------      --------------
                                         Total liabilities                        2,340,484           2,169,652

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN THE CORPORATION'S SUBORDINATED DEBENTURES                                       61,318              51,583

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                      32,718              28,016

STOCKHOLDERS' EQUITY
Common stock, no par value, 25,000,000 shares authorized;
  issued and outstanding:  2003 - 12,566,951 shares
                           2002 - 11,663,412 shares                                 149,789             135,234
Retained earnings                                                                    34,447              26,318
Market value adjustment (net of tax effect) for
  investment securities available for sale (accumulated
  other comprehensive income)                                                           187                 191
                                                                              --------------      --------------
                                                                                    184,423             161,743
Less unearned compensation regarding restricted stock, note receivable
   from exercise of stock options and unallocated ESOP shares                        (4,567)             (1,706)
                                                                              --------------      --------------
                                         Total stockholders' equity                 179,856             160,037
                                                                              --------------      --------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,614,376         $ 2,409,288
                                                                              ==============      ==============

CAPITOL BANCORP LTD.
Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2003 and 2002
(in thousands, except per share data)

                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30                             June 30
                                                                   --------------------------------     -------------------------------
                                                                       2003              2002               2003              2002
                                                                   --------------     -------------     ------------      -------------
Interest income:
  Portfolio loans (including fees)                                 $      39,049      $     37,082      $     77,434      $     72,701
  Loans held for resale                                                      900               500             1,662             1,234
  Taxable investment securities                                              211               388               410               785
  Federal funds sold                                                         407               336               691               600
  Other                                                                      520               255               876               496
                                                                   --------------     -------------     ------------      -------------
                                Total interest income                     41,087            38,561            81,073            75,816
Interest expense:
  Deposits                                                                11,007            11,815            22,009            24,008
  Debt obligations and other                                               2,114             2,325             4,111             4,564
                                                                   --------------     -------------     ------------      -------------
                                Total interest expense                    13,121            14,140            26,120            28,572
                                                                   --------------     -------------     ------------      -------------
                                Net interest income                       27,966            24,421            54,953            47,244
Provision for loan losses                                                  1,826             2,684             3,716             4,774
                                                                   --------------     -------------     ------------      -------------
                                Net interest income after
                                  provision for loan losses               26,140            21,737            51,237            42,470
Noninterest income:
  Service charges on deposit accounts                                      1,045               981             2,116             1,939
  Trust fee income                                                           641               639             1,163             1,170
  Fees from origination of non-portfolio residential
    mortgage loans                                                         2,590             1,478             4,827             2,371
  Realized gains (losses) on sales of investment
    securities available for sale                                             (3)               46                                 (18)
  Other                                                                      944               280             1,640               760
                                                                   --------------     -------------     ------------      -------------
                               Total noninterest income                    5,217             3,424             9,746             6,222
Noninterest expense:
  Salaries and employee benefits                                          14,144            11,776            27,571            22,803
  Occupancy                                                                1,788             1,622             3,661             3,142
  Equipment rent, depreciation and maintenance                             1,190             1,289             2,355             2,344
  Other                                                                    4,831             4,353             9,522             9,544
                                                                   --------------     -------------     ------------      -------------
                              Total noninterest expense                   21,953            19,040            43,109            37,833
                                                                   --------------     -------------     ------------      -------------
Income before federal income taxes and
   minority interest                                                       9,404             6,121            17,874            10,859
Federal income taxes                                                       3,211             2,151             6,155             3,694
                                                                   --------------     -------------     ------------      -------------
   Income before minority interest                                         6,193             3,970            11,719             7,165
Minority interest in net income of
   consolidated subsidiaries                                                (499)              (57)             (712)             (208)
                                                                   --------------     -------------     ------------      -------------

      NET INCOME                                                   $       5,694      $      3,913      $     11,007      $      6,957
                                                                   ==============     =============     =============     =============

      NET INCOME PER SHARE -- Note D
                               Basic                               $        0.46      $       0.37      $       0.92      $       0.75
                                                                   ==============     =============     =============     =============

                               Diluted                             $        0.45      $       0.35      $       0.89      $       0.73
                                                                   ==============     =============     =============     =============

CAPITOL BANCORP LIMITED
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2003 and 2002
(in thousands except share data)

                                                                                               Unearned Compensation
                                                                                                Regarding Restricted
                                                                                               Stock, Note Receivable
                                                                                 Accumulated      from Exercise of
                                                                                   Other           Stock Options
                                                   Common         Retained      Comprehensive     and Unallocated
                                                    Stock         Earnings         Income           ESOP Shares         Total
                                                  ----------     -----------     ----------        -------------     ----------

Six Months Ended June 30, 2002
-----------------------------------------

Balances at January 1, 2002                       $ 67,692        $ 14,173          $ 158             $ (1,851)      $ 80,172

Issuance of 2,721,749 shares of common stock to
   acquire shares of Sun Community Bancorp held
   by shareholders other than Capitol               43,160                                                             43,160

Issuance of 86,136 shares of common stock
   upon exercise of stock options                      963                                                                963

Issuance of 52,717 shares of common stock
   upon exercise of warrants                           583                                                                583

Issuance of 15,598 shares of common stock
   in exchange for investment security                 250                                                                250

Cash dividends paid ($0.20 per share)                               (1,857)                                            (1,857)

Components of comprehensive income:
   Net income for the period                                         6,957                                              6,957
   Market value adjustment for investment
      securities available for sale (net of
      income tax effect)                                                               (5)                                 (5)
                                                                                                                    ----------
      Comprehensive income for the period                                                                               6,952
                                                 ----------     -----------     ----------        -------------     ----------

    BALANCES AT JUNE 30, 2002                    $ 112,648        $ 19,273          $ 153             $ (1,851)     $ 130,223
                                                 ==========     ===========     ==========        =============     ==========

Six Months Ended June 30, 2003
-----------------------------------------

Balances at January 1, 2003                      $ 135,234        $ 26,318          $ 191             $ (1,706)     $ 160,037

Issuance of 176,118 shares of common stock
   upon exercise of stock options, net of
   common stock surrendered to
   facilitate exercise                               1,209                                                              1,209

Issuance of 22,512 shares of common stock
   upon exercise of warrants                           259                                                                259

Private placement of 549,000 shares
   of common stock to institutional investors       10,226                                                             10,226

Surrender and cancellation of 74,179 shares
   of common stock in repayment
   of note receivable from exercise
   of stock options                                 (1,561)                                              1,561              0

Issuance of 214,169 shares of restricted
   common stock                                      4,422                                              (4,422)             0

Cash dividends paid ($0.24 per share)                               (2,878)                                            (2,878)

Components of comprehensive income:
   Net income for the period                                        11,007                                             11,007
   Market value adjustment for investment
      securities available for sale (net of
      income tax effect)                                                               (4)                                 (4)
                                                                                                                    ----------
      Comprehensive income for the period                                                                              11,003
                                                 ----------     -----------     ----------        -------------     ----------

    BALANCES AT JUNE 30, 2003                    $ 149,789        $ 34,447          $ 187             $ (4,567)     $ 179,856
                                                 ==========     ===========     ==========        =============     ==========

CAPITOL BANCORP LTD.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2003 and 2002

                                                                                   2003                       2002
                                                                              ----------------          -----------------
                                                                                            (in thousands)
OPERATING ACTIVITIES
  Net income                                                                         $ 11,007                    $ 6,957
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                                                         3,716                      4,774
      Depreciation of premises and equipment                                            1,907                      1,655
      Amortization of intangibles                                                         266                        133
      Net amortization of investment security
       premiums                                                                            20                         20
      Gain on sale of premises and equipment                                              (85)                        (1)
      Minority interest in net income of consolidated subsidiaries                        712                        208
  Originations and purchases of loans held for resale                                (629,962)                  (373,681)
  Proceeds from sales of loans held for resale                                        615,305                    410,295
  Increase in accrued interest income and other assets                                 (4,241)                    (4,590)
  Increase in accrued interest on deposits and other liabilities                          465                        764
                                                                              ----------------          -----------------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         (890)                    46,534

INVESTING ACTIVITIES
  Proceeds from sale of investment securities available for sale                       14,163                      2,327
  Proceeds from calls, prepayments & maturities of investment securities               12,495                     26,462
  Purchases of investment securities                                                  (30,659)                   (29,370)
  Net increase in portfolio loans                                                     (95,793)                  (164,889)
  Proceeds from sales of premises and equipment                                         1,514                         51
  Purchases of premises and equipment                                                  (2,910)                    (2,423)
                                                                              ----------------          -----------------

                NET CASH USED BY INVESTING ACTIVITIES                                (101,190)                  (167,842)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts and
    savings accounts                                                                  127,758                    138,349
  Net increase in certificates of deposit                                              53,308                     29,625
  Net payments on debt obligations                                                    (10,700)                    (1,663)
  Net proceeds from issuance of trust-preferred securities                              9,700                      2,899
  Resources provided by minority interests                                              3,990                      8,383
  Net proceeds from issuance of common stock                                           11,694                      1,541
  Cash dividends paid                                                                  (2,878)                    (1,857)
                                                                              ----------------          -----------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                             192,872                    177,277
                                                                              ----------------          -----------------

                INCREASE IN CASH AND CASH EQUIVALENTS                                  90,792                     55,969

Cash and cash equivalents at beginning of period                                      251,184                    163,691
                                                                              ----------------          -----------------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 341,976                  $ 219,660
                                                                              ================          =================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD.

Note A – Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Capitol Bancorp Ltd. (“Capitol”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

        The statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim periods.

        The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

        The consolidated balance sheet as of December 31, 2002 was derived from audited consolidated financial statements as of that date. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note B – Bank Development Activities

        Bank development efforts are currently under consideration at June 30, 2003 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks.

Note C – Pending Share Exchange Transactions

        At June 30, 2003, share exchange proposals were pending regarding Black Mountain Community Bank, Desert Community Bank, Elkhart Community Bank and Red Rock Community Bank, which are majority-owned subsidiaries of Capitol. Such share exchange proposals were subject to the approval of the minority shareholders of those banks at shareholder meetings held in late July 2003. The share exchange proposals were subsequently approved and Capitol will issue approximately 982,000 shares of previously unissued shares of its common stock to acquire the minority interests of those banks. Upon completion of the share exchange transactions, effective July 31, 2003, those banks will be wholly-owned by Capitol.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued

Note D – Net Income Per Share

        The computations of basic and diluted earnings per share were as follows:

                                                         Three Months Ended June 30              Six Months Ended June 30
                                                     -----------------------------------    ------------------------------------
                                                          2003                2002               2003                2002
                                                     ---------------     ---------------    ----------------    ----------------

Numerator--net income for the period                  $  5,694,000        $  3,913,000       $11,007,000         $  6,957,000
                                                      ============        ============       ===========         ============

Denominator:
   Weighted average number of common shares
     outstanding (denominator for basic earnings
     per share)                                         12,347,032          10,685,203        12,024,188            9,300,756

  Effect of dilutive securities--stock options
     and warrants                                          424,439             501,910           385,295              240,472
                                                      ------------        ------------       -----------         ------------

Denominator for dilutive net income per share--
   Weighted average number of common shares
     and potential dilution                             12,771,471          11,187,113        12,409,483            9,541,228
                                                      ============        ============       ===========         ============
Number of antidilutive stock options excluded
  from diluted earnings per share computation              100,626             107,752           100,626              126,577
                                                      ============        ============       ===========         ============

Note E – Stock Options

        Stock option activity for the interim 2003 period is summarized as follows:

                                                                                              Weighted
                                               Number of                Exercise              Average
                                             Stock Options               Price                Exercise
                                              Outstanding                Range                 Price
                                           -------------------    ---------------------    ---------------
          Outstanding at January 1             2,548,536           $ 4.92  to  $25.10      $      15.23
          Exercised                             (656,097)            4.92  to   17.42             15.68
          Granted                                231,798            20.36  to   23.37             21.26
          Cancelled or expired                   (25,153)                  --
                                             -----------          ---------------------    ------------
          Outstanding at June 30               2,099,084           $ 4.92  to  $25.10      $      16.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued

Note E – Stock Options – Continued

        As of June 30, 2003, stock options outstanding had a weighted average remaining contractual life of 4.5 years. The following table summarizes stock options outstanding segregated by exercise price range:

                                                                           Weighted Average
                                                                ----------------------------------------
                                                                                         Remaining
             Exercise Price                   Number                Exercise            Contractual
                  Range                    Outstanding               Price                  Life
        --------------------------     ---------------------    -----------------    -------------------
            Less than $10.00                  68,124                  $  9.60            3.7 years
            $10.00  to  14.99                627,173                    11.52            3.8 years
            $15.00  to  19.99                953,689                    16.62            4.9 years
            $20.00  to  24.99                349,472                    21.54            5.9 years
            $25.00  or  more                 100,626                  $ 25.10            1.5 years
                                          ----------
                                           2,099,084

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

                                                             Six Months Ended June 30
                                                      ---------------------------------------
                                                            2003                  2002
                                                      -----------------     -----------------
     Fair value assumptions:
           Risk-free interest rate                          3.4%                  4.5%
           Dividend yield                                   2.1%                  2.5%
           Stock price volatility                           .48                   .46
           Expected option life                           7 years               7 years
     Aggregate estimated fair value of
        options granted (in thousands)                $     2,237           $     4,907
     Net income (in thousands):
           As reported                                     11,007                 6,957
           Less pro forma compensation
            expense regarding fair value
            of stock option awards, net
            of related income tax effect                   (1,476)               (3,190)
                                                         --------              --------
           Pro forma                                        9,531                 3,767
     Net income per share:
         Basic:
           As reported                                        0.92                 0.75
           Pro forma                                          0.79                 0.41
         Diluted:
           As reported                                        0.89                 0.73
           Pro forma                                  $       0.77          $      0.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued

Note F – Impact of New Accounting Standards

        The Financial Accounting Standards Board (FASB) recently issued Statements No. 146 (Accounting for Costs Associated With Exit or Disposal Activities) and No. 149 (Amendment of Statement 133 on Derivative Instruments and Hedging Activities). These new standards have varying effective dates in 2003 and had no material effect on Capitol’s financial statements, upon implementation.

        Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation and it amends the prior disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures about the effects of stock-based compensation, including interim disclosures (such interim disclosures appear in Note E). As permitted, Capitol has retained its prior method of accounting for stock-based employee compensation.

        FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, expands disclosures about obligations under certain guarantees and, in addition, requires recording a liability for the fair value of the obligations undertaken in issuing the guarantee, applicable to guarantees issued or modified after December 31, 2002. This new guidance had no material effect on Capitol’s consolidated financial position or results of operations upon implementation.

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies when some entities previously not consolidated under prior accounting guidance, should be. This new guidance, which was effective upon issuance in January 2003, had no material effect upon Capitol’s consolidated financial statements upon implementation.

        Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, clarifies how some instruments or securities should be classified on an issuer’s balance sheet and their related impact on income and results of operations. It is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for Capitol’s consolidated financial statements beginning July 1, 2003. Implementation of this new standard will result in reclassification of Capitol’s trust-preferred securities from their current mezzanine classification to debt obligations on Capitol’s consolidated balance sheet. This new standard is expected to have no material impact on Capitol’s results of operations upon implementation. It is Capitol’s understanding that the issuance of Statement No. 150 and FASB Interpretation No. 46 has resulted in the Federal Reserve Board announcing potential future reconsideration of trust-preferred securities as elements of regulatory capital.

        A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol’s consolidated financial statements.

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        Total assets approximated $2.6 billion at June 30, 2003, an increase of $205 million from the December 31, 2002 level of $2.4 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

                                                                 Total Assets
                                                                (in $1,000's)
                                                        -------------------------------
                                                          June 30            Dec 31
                                                            2003              2002
                                                        -------------     -------------
               Great Lakes Region:
                 Ann Arbor Commerce Bank                $  329,110        $  309,152
                 Brighton Commerce Bank                     85,855            78,382
                 Capitol National Bank                     205,810           206,130
                 Detroit Commerce Bank                      41,783            30,589
                 Grand Haven Bank                          131,446           123,505
                 Kent Commerce Bank                         81,423            73,801
                 Macomb Community Bank                      95,405            87,050
                 Muskegon Commerce Bank                     84,843            86,465
                 Oakland Commerce Bank                     130,110           115,916
                 Paragon Bank & Trust                      107,501           103,044
                 Portage Commerce Bank                     147,954           139,068
                 Elkhart Community Bank                     48,978            53,210
                 Goshen Community Bank                      44,077            38,115
                                                        ----------        ----------
                         Great Lakes Region Total        1,534,295         1,444,427
               Southwest Region:
                 Arrowhead Community Bank                   52,394            47,427
                 Bank of Tucson                            145,500           132,094
                 Camelback Community Bank                   94,244            82,387
                 East Valley Community Bank                 41,145            37,640
                 Mesa Bank                                  67,276            66,312
                 Southern Arizona Community Bank            85,866            75,253
                 Valley First Community Bank                43,157            42,127
                 Yuma Community Bank                        44,887            38,214
                 Bank of Las Vegas                          31,965            26,880
                 Black Mountain Community Bank              65,070            63,202
                 Desert Community Bank                      57,718            55,170
                 Red Rock Community Bank                   108,425            96,906
                 Sunrise Bank of Albuquerque                59,618            46,898
                 Sunrise Bank of Arizona                    94,300            82,126
                                                        ----------        ----------
                         Southwest Region Total            991,565           892,636
               California Region:
                    Sunrise Bank of San Diego               58,019            50,450
                 First California Northern Bancorp:
                    Napa Community Bank                     48,224            36,042
                                                        ----------        ----------
                         California Region Total           106,243            86,492
               Other, net                                  (17,727)          (14,267)
                                                        ----------        ----------

               Consolidated                             $2,614,376        $2,409,288
                                                        ==========        ==========

        Portfolio loans increased during the six-month 2003 period by approximately $93 million. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities. Portfolio loan growth in 2003 is net of about $38 million of commercial loans sold to other financial institutions.

        The allowance for loan losses at June 30, 2003 approximated $29.5 million or 1.42% of total portfolio loans, a decrease from the year-end 2002 ratio of 1.45%.

        The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date. Management’s determination of the adequacy of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio, loan commitments outstanding and other factors. The allowance is increased by provisions charged to operations and reduced by net charge-offs.

        The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

                                                                             2003                   2002
                                                                       ------------------     ------------------
Allowance for loan losses at January 1                                   $      28,953          $      23,238

Loans charged-off:
         Commercial                                                             (3,396)                (1,714)
         Real estate mortgage                                                      (21)                  (146)
         Installment                                                              (241)                  (154)
                                                                       ------------------     ------------------
                                      Total charge-offs                         (3,658)                (2,014)
Recoveries:
         Commercial                                                                411                    192
         Real estate mortgage                                                       --                     61
         Installment                                                                67                     59
                                                                       ------------------     ------------------
                                      Total recoveries                             478                    312
                                                                       ------------------     ------------------
                                      Net charge-offs                           (3,180)                (1,702)
Additions to allowance charged to expense                                        3,716                  4,774
                                                                       ------------------     ------------------

         Allowance for loan losses at June 30                            $      29,489          $      26,310
                                                                       ==================     ==================

Average total portfolio loans for period ended June 30                   $   2,050,204          $   1,804,451
                                                                       ==================     ==================

Ratio of net charge-offs (annualized) to average portfolio
   loans outstanding                                                              0.31%                  0.19%
                                                                       ==================     ==================

        Net charge-offs of loans increased approximately $1.5 million in 2003, compared to the six-month period in 2002. The increase was mainly due to losses associated with loans secured by business equipment and accounts receivable.

        The amounts of the allowance for loan losses allocated in the following table (in thousands) include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

                                                    June 30, 2003                       December 31, 2002
                                            -------------------------------      --------------------------------
                                                              Percentage                            Percentage
                                                               of Total                              of Total
                                                               Portfolio                            Portfolio
                                               Amount            Loans              Amount            Loans
                                            --------------   --------------      --------------   ---------------

     Commercial                             $      27,131         1.30%          $      27,226          1.37%
     Real estate mortgage                           1,368         0.07                   1,009          0.05
     Installment                                      990         0.05                     718          0.03
                                            --------------   --------------      --------------   ---------------

     Total allowance for loan losses        $      29,489         1.42%          $      28,953          1.45%
                                            ==============   ==============      ==============   ===============

     Total portfolio loans outstanding      $   2,083,985                        $   1,991,372
                                            ==============                       ==============

        Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

                                                                June 30              Dec 31
                                                                  2003                2002
                                                             ---------------     ----------------
     Nonaccrual loans:
                      Commercial                              $    19,022         $    15,444
                      Real estate                                     506                 560
                      Installment                                     697                 613
                                                             ---------------     ----------------
     Total nonaccrual loans                                        20,225              16,617

     Past due (>90 days) loans:
                      Commercial                                    5,045               5,728
                      Real estate                                   1,373                 323
                      Installment                                     108                 222
                                                             ---------------     ----------------
     Total past due loans                                           6,526               6,273
                                                             ---------------     ----------------

     Total nonperforming loans                                $    26,751         $    22,890
                                                             ===============     ================

        Nonperforming loans increased approximately $4 million during the six-month period ended June 30, 2003. Of the nonperforming loans at June 30, 2003, about 65% are real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans are generally secured by other business assets. Nonperforming loans at June 30, 2003 are in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

        In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan ratings. At inception, all loans are individually assigned a rating which grades the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrower’s business climate, local economic conditions and other subjective factors. The loan rating process is fluid and subjective.

        Potential problem loans include loans which are generally performing as agreed; however, because of loan review’s and/or lending staff’s risk assessment, increased monitoring is deemed appropriate. In addition, some loans are assigned a more adverse classification, with specific performance issues or other risk factors requiring close management and development of specific remedial action plans.

        At June 30, 2003, potential problem loans (including the previously mentioned nonperforming loans) approximated $110 million, or about 5% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher loan losses in the interim 2003 period.

        The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

                                                 Total               Allowance for            Nonperforming       Allowance as a Percentage
                                            Portfolio Loans           Loan Losses                 Loans           of Total Portfolio Loans
                                        ----------------------   ----------------------   ----------------------   ----------------------
                                         June 30      Dec 31      June 30      Dec 31      June 30      Dec 31      June 30      Dec 31
                                           2003        2002         2003        2002         2003        2002         2003        2002
                                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Great Lakes Region:
  Ann Arbor Commerce Bank               $  278,954  $  272,604   $  3,800    $  3,840     $  1,828    $  2,624        1.36%       1.41%
  Brighton Commerce Bank                    74,599      68,239        746         851          170         170        1.00        1.25
  Capitol National Bank                    162,645     158,651      2,293       2,322        1,997       1,753        1.41        1.46
  Detroit Commerce Bank                     31,091      26,799        485         627        1,358         751        1.56        2.34
  Grand Haven Bank                         120,734     114,616      1,790       1,626        1,982       1,605        1.48        1.42
  Kent Commerce Bank                        71,794      68,848        835         830          633         293        1.16        1.21
  Macomb Community Bank                     81,740      73,915      1,137       1,136        2,643       3,012        1.39        1.54
  Muskegon Commerce Bank                    78,323      77,247      1,018         966        2,760       1,806        1.30        1.25
  Oakland Commerce Bank                     89,901      86,049      1,169       1,119        2,911       1,805        1.30        1.30
  Paragon Bank & Trust                      87,338      86,571      1,451       1,291        2,875       2,628        1.66        1.49
  Portage Commerce Bank                    134,151     129,710      1,920       1,815        2,881       3,135        1.43        1.40
  Elkhart Community Bank                    43,039      43,277        664         658          363         245        1.54        1.52
  Goshen Community Bank                     39,135      35,408        589         532           --          --        1.51        1.50
                                        ----------  ----------   --------    --------     --------    --------
       Great Lakes Region Total          1,293,444   1,241,934     17,897      17,613       22,401      19,827
Southwest Region:
  Arrowhead Community Bank                  36,736      36,185        534         543           --          --        1.45        1.50
  Bank of Tucson                            88,951      90,176      1,077       1,461          420         187        1.21        1.62
  Camelback Community Bank                  61,926      63,516        816         960          235         232        1.32        1.51
  East Valley Community Bank                27,781      25,932        407         389           78          17        1.47        1.50
  Mesa Bank                                 58,754      55,588        724         834           --         242        1.23        1.50
  Southern Arizona Community Bank           62,208      60,913        789         914           --          --        1.27        1.50
  Valley First Community Bank               26,747      29,075        457         620          170         261        1.71        2.13
  Yuma Community Bank                       26,595      25,485        414         383           --          --        1.56        1.50
  Bank of Las Vegas                         25,526      19,404        321         292           --          --        1.26        1.50
  Black Mountain Community Bank             54,073      52,240        786         784          327         324        1.45        1.50
  Desert Community Bank                     43,368      43,351        691         675        1,122         734        1.59        1.56
  Red Rock Community Bank                   82,809      80,152      1,952       1,203        1,838         861        2.36        1.50
  Sunrise Bank of Albuquerque               46,229      38,577        585         521           --          --        1.27        1.35
  Sunrise Bank of Arizona                   80,219      65,195        931         881          160         205        1.16        1.35
                                        ----------  ----------   --------    --------     --------    --------
       Southwest Region Total              721,922     685,789     10,484      10,460        4,350       3,063
California Region:
   Sunrise Bank of San Diego                42,038      39,116        577         577           --          --        1.37        1.48
  First California Northern Bancorp
   Napa Community Bank                      25,128      20,177        392         303           --          --        1.56        1.50
                                        ----------  ----------   --------    --------     --------    --------
       California Region Total              67,166      59,293        969         880           --          --          --          --
Other, net                                   1,453       4,356        139         --            --          --          --          --
                                        ----------  ----------   --------    --------     --------    --------     -------     -------

Consolidated                            $2,083,985  $1,991,372   $ 29,489    $ 28,953     $ 26,751    $ 22,890        1.42%       1.45%
                                        ==========  ==========   ========    ========     ========    ========     =======     =======

Results of Operations

        Net income for the six months ended June 30, 2003, was $11 million, an increase of $4 million or 58% over the same period in 2002. Diluted earnings per share for the six-month 2003 period were $0.89 compared to $0.73 for the prior year period. Second quarter 2003 earnings were a new record level, $5.7 million, an increase of $1.8 million over the same period in 2002; diluted earnings per share were $0.45 compared to $0.35 in 2002. The percentage increase in net income per share was less than the percentage increase in the amount of net income in 2003 because of the larger share base resulting from Capitol’s 2002 share exchanges regarding Sun Community Bancorp, Sunrise Capital Corporation, Indiana Community Bancorp and Nevada Community Bancorp.

        Net interest income for the first six months of 2003 totaled $55 million, a 16% increase compared to $47.2 million in 2002. Net interest income for the second quarter of 2003 totaled $28 million, a 15% increase as compared to $24.4 million for the comparable period in 2002. This increase is attributable to the banks’ growth in size and a somewhat stable interest rate environment.

        Noninterest income for the six months ended June 30, 2003 was $9.7 million, an increase of $3.5 million, or 57%, over the same period in 2002. Noninterest income for the quarter ended June 30, 2003 was $5.2 million, an increase of $1.8 million, or 52%, over the same period in 2002. Fees from origination of nonportfolio residential mortgage loans totaled $2.6 million for the second quarter of 2003, and were $4.8 million for the six-month period, as compared to $1.5 million and $2.4 million for the comparable periods in 2002, respectively, due to continuing high volume of loan fees derived from residential mortgage loan refinance activity resulting from sustained low interest rates. Service charges on deposit accounts increased in the six-month 2003 period by 9%, compared to 2002, due to growth in the size of banks.

        The provision for loan losses for the six-month period in 2003 was $3.7 million, as compared to $4.8 million for the same period in 2002. The provision for loan losses for the quarter ended June 30, 2003 was $1.8 million as compared to $2.7 million during the corresponding 2002 period. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.

        Noninterest expense totaled $43.1 million for the six-month period and $22 million for the second quarter in 2003, as compared to $37.8 million and $19 million, respectively, for the comparable periods in 2002. The increase in noninterest expense is associated with growth in the size of the banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group. Other noninterest expense in the 2002 period included the preopening costs of two start-up banks which commenced operations in the first quarter of the year (none in the interim 2003 period).

        Operating results (dollars in thousands) were as follows:

                                                                      Six months ended June 30
                                       ---------------------------------------------------------------------------------------
                                                                                          Return on             Return on
                                         Total Revenues           Net Income           Average Equity        Average Assets
                                       --------------------   --------------------   --------------------   ------------------
                                         2003       2002        2003       2002        2003        2002       2003      2002
                                       ---------  ---------   ---------  ---------   ---------   --------   --------  --------
Great Lakes Region:
  Ann Arbor Commerce Bank              $ 11,669   $ 11,097    $  2,587   $  2,339      21.29%      21.64%     1.65%     1.67%
  Brighton Commerce Bank                  2,868      2,774         602        428      17.48       13.84      1.47      1.17
  Capitol National Bank                   6,686      6,335       1,682      1,482      22.10       21.74      1.62      1.67
  Detroit Commerce Bank                   1,069      1,188        (296)       (29)       n/a         n/a       n/a       n/a
  Grand Haven Bank                        5,084      4,350       1,205        883      22.78       20.15      1.87      1.61
  Kent Commerce Bank                      2,622      2,946         316        466      13.95       13.57      1.34      1.25
  Macomb Community Bank                   2,849      2,982        (144)       437        n/a        8.94       n/a       .98
  Muskegon Commerce Bank                  3,221      3,138         769        631      18.00       16.50      1.83      1.65
  Oakland Commerce Bank                   3,990      3,638         822        632      17.68       14.57      1.33      1.23
  Paragon Bank & Trust                    4,264      3,979         407        515       7.82       11.51       .76      1.07
  Portage Commerce Bank                   5,355      5,029       1,125        926      20.12       17.58      1.58      1.50
  Elkhart Community Bank                  1,618      1,306         234         93       9.43        4.01       .61       .49
  Goshen Community Bank                   1,457      1,046         186         34       8.06        1.53       .91       .21
                                       --------   --------    --------   --------
       Great Lakes Region Total          52,752     49,808       9,495      8,837
Southwest Region:
  Arrowhead Community Bank                1,951      1,549         193          3       8.77         .14       .79       .01
  Bank of Tucson                          4,622      4,869       1,376      1,153      25.48       22.54      1.99      1.92
  Camelback Community Bank                2,916      2,906         462        292      11.12        8.55      1.05       .78
  East Valley Community Bank              1,385      1,348        (138)      (185)       n/a         n/a       n/a       n/a
  Mesa Bank                               2,761      2,462         738        381      22.11       13.55      2.18      1.36
  Southern Arizona Community Bank         2,618      2,353         554        288      15.62        9.80      1.35       .86
  Valley First Community Bank             1,430      1,940         148         65       5.15        2.31       .70       .24
  Yuma Community Bank                     1,543      1,159         169          8       8.84         .42       .83       .05
  Bank of Las Vegas                         880        375         (82)      (478)       n/a         n/a       n/a       n/a
  Black Mountain Community Bank           2,283      1,782         378        131      14.06        5.69      1.17       .53
  Desert Community Bank                   1,928      2,200         214        131       8.14        5.25       .75       .43
  Red Rock Community Bank                 3,626      3,141          (9)       407        n/a        9.24       n/a       .93
  Sunrise Bank of Albuquerque             2,021      1,334         234        (16)     11.84         n/a       .90       n/a
  Sunrise Bank of Arizona                 4,653      2,751         292        243       8.99        7.88       .65       .77
                                       --------   --------    --------   --------
       Southwest Region Total            34,617     30,169       4,529      2,423
California Region:
   Sunrise Bank of San Diego              2,223      1,990         249        165       6.49        4.51       .88       .76
  First California Northern Bancorp :
   Napa Community Bank                    1,171        341          67       (549)      1.69         n/a       .33       n/a
                                       --------   --------    --------   --------
       California Region Total            3,394      2,331         316       (384)
Other, net                                   56       (270)     (3,333)    (3,919)       n/a         n/a       n/a       n/a
                                       --------   --------    --------   --------    -------     -------    ------    ------

Consolidated                           $ 90,819   $ 82,038    $ 11,007   $  6,957      13.07%      13.23%      .88%      .65%
                                       ========   ========    ========   ========    =======     =======    ======    ======
n/a  Not applicable

Liquidity and Capital Resources

        The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $181 million for the six months ended June 30, 2003, slightly more than the $168 million increase in the corresponding period of 2002. Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposits. The banks generally do not rely on brokered deposits as a key funding source; brokered deposits approximated $206 million as of June 30, 2003, or about 9% of total deposits, an increase of $5.7 million during the interim 2003 period. Brokered deposits, as a funding source, have increased in recent periods due to competitive environments and selective opportunities to grow deposits at a faster pace and/or lower cost than traditional sources, and may similarly increase in future periods.

        Noninterest-bearing deposits approximated 17.3% of total deposits at June 30, 2003 and 17.5% at December 31, 2002. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.

        Interim 2003 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.

        Cash and cash equivalents amounted to $342 million or 13% of total assets at June 30, 2003, compared with $251 million or 10% of total assets at December 31, 2002. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at June 30, 2003 is adequate to fund loan demand and meet depositor needs.

        In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At June 30, 2003, the banks had approximately $28.6 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

        Some of the banks have secured lines of credit with a Federal Home Loan Bank. Borrowings thereunder approximated $81.2 million and additional borrowing capacity approximated $27.6 million at June 30, 2003. These borrowings increased slightly ($2 million in the interim period of 2003) as a lower-cost funding source versus various rates and maturities of time deposits. At June 30, 2003, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

        In March 2003, Capitol participated in a pooled trust-preferred securities offering, structured with a 30-year maturity and a variable interest rate, with net proceeds of approximately $9.7 million. These securities augment Capitol’s existing capital base and the proceeds have been used to reduce borrowings from an unaffiliated bank.

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

        Stockholders’ equity, as a percentage of total assets, approximated 6.9% at June 30, 2003 a slight increase from 6.6% at the beginning of the year. Total capital funds (Capitol’s stockholders’ equity, plus minority interests in consolidated subsidiaries, plus guaranteed preferred beneficial interests in the Corporation’s subordinated debentures) aggregated $273.9 million or 10.5% of total assets at June 30, 2003.

        In April 2003, Capitol announced the completion of an $11 million private placement of its common stock to select institutional investors and the issuance of approximately 550,000 shares of previously unissued common stock. Proceeds from the offering have been used to reduce borrowings from an unaffiliated bank and deployed into short–term investments.

        Effective June 24, 2003, Capitol’s common stock began trading on the New York Stock Exchange under the trading symbol “CBC”. Upon becoming NYSE-listed, Capitol terminated its prior Nasdaq listing.

        At June 30, 2003, share exchange proposals were pending regarding Black Mountain Community Bank, Desert Community Bank, Elkhart Community Bank and Red Rock Community Bank, which are majority-owned subsidiaries of Capitol. Such share exchange proposals were subject to the approval of the minority shareholders of those banks at shareholder meetings held in late July 2003. The share exchange proposals were subsequently approved and Capitol will issue approximately 982,000 shares of previously unissued shares of its common stock to acquire the minority interests of those banks. Upon completion of the share exchange transactions, effective July 31, 2003, those banks will be wholly-owned by Capitol.

        Capitol’s operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in, acquire or otherwise develop additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol.

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

        In the first six months of 2003, interest rates have remained relatively stable. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.

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

        Media reports raising questions about the health of the domestic economy have continued in 2003. During the second quarter of 2003, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

        There are several new accounting standards either becoming effective or being issued in 2003. They are listed and discussed in Note F of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

        Capitol’s critical accounting policies are described on page 10 of the financial section of its 2002 Annual Report. In the circumstances of Capitol, management believes its “critical accounting policies” are those which encompass the use of estimates (because of inherent subjectivity), allowance for loan losses (due to the inherent subjectivity in estimating loan losses), accounting for income taxes (due to the significant U.S. corporate income tax rate and realization of deferred tax assets) and accounting for goodwill (due to new accounting standards effective at the beginning of 2002).

PART I, ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART I, ITEM 4

CONTROLS AND PROCEDURES

Capitol maintains disclosure controls and procedures designed to ensure that the information Capitol must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Capitol’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated Capitol’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Capitol’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to Capitol required to be included in Capitol’s periodic filings under the Exchange Act.

[The remainder of this page intentionally left blank]

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Capitol and its subsidiaries are parties to certain ordinary, routine litigation incidental to their business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Capitol's consolidated financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds. None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders. None.
Item 5.	Other Information. None.
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits:
	Exhibit No.	Description of Exhibit
	31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K:
On April 21, 2003, a report on Form 8-K was filed which contained a copy of Capitol's announcement of financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD.
(Registrant)

/s/ Joseph D. Reid
Joseph D. Reid
Chairman and CEO
(duly authorized to sign on behalf of the registrant)

/s/ Lee W. Hendrickson
Lee W. Hendrickson
Chief Financial Officer

Date: August 8, 2003

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

Chief Executive Officer Certification
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph D. Reid, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capitol Bancorp Ltd.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2003	/s/ Joseph D. Reid Joseph D. Reid Chief Executive Officer

EXHIBIT 31.2

Chief Financial Officer Certification
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lee W. Hendrickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capitol Bancorp Ltd.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2003	/s/ Lee W. Hendrickson Lee W. Hendrickson Chief Financial Officer

EXHIBIT 32.1

Chief Executive Officer Certification
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Capitol Bancorp Ltd. (the “Company”) on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Joseph D. Reid, the Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2003	/s/ Joseph D. Reid Joseph D. Reid Chief Executive Officer

This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Capitol Bancorp Ltd. and will be retained by Capitol Bancorp Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

Chief Financial Officer Certification
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Capitol Bancorp Ltd. (the “Company”) on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Lee W. Hendrickson, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2003	/s/ Lee W. Hendrickson Lee W. Hendrickson Chief Financial Officer

This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Capitol Bancorp Ltd. and will be retained by Capitol Bancorp Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

E-4