Form 10-Q
period 2003-09-30
CAPITOL BANCORP LTD
filed 2003-11-06
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

       Common stock, No par value: 13,674,401 shares outstanding as of October 31, 2003.

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

		Page
Item 1.	Financial Statements (unaudited):
	Consolidated balance sheets - September 30, 2003 and December 31, 2002.	3
	Consolidated statements of income - Three months and nine months ended
	September 30, 2003 and 2002.	4
	Consolidated statements of changes in stockholders' equity - Nine months ended
	September 30, 2003 and 2002.	5
	Consolidated statements of cash flows - Nine months ended
	September 30, 2003 and 2002.	6
	Notes to consolidated financial statements.	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	23
Item 2.	Changes in Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Submission of Matters to a Vote of Security Holders.	23
Item 5.	Other Information.	23
Item 6.	Exhibits and Reports on Form 8-K.	23

SIGNATURES		24

EXHIBIT INDEX		25

PART I, ITEM I

CAPITOL BANCORP LTD.
Consolidated Balance Sheets
As of September 30, 2003 and December 31, 2002

	(Unaudited) September 30 2003	December 31 2002

	(in thousands)
ASSETS

Cash and due from banks	$149,356	$125,146
Money market, mutual funds and interest-bearing deposits	64,885	42,301
Federal funds sold	141,324	83,737

Cash and cash equivalents	355,565	251,184
Loans held for resale	56,781	75,420
Investment securities:
Available for sale, carried at market value	23,040	25,355
Held for long-term investment, carried at
amortized cost which approximates market value	9,841	8,784

Total investment securities	32,881	34,139
Portfolio loans:
Commercial	1,929,705	1,789,036
Real estate mortgage	136,164	127,855
Installment	70,991	74,481

Total portfolio loans	2,136,860	1,991,372
Less allowance for loan losses	(30,513)	(28,953)

Net portfolio loans	2,106,347	1,962,419
Premises and equipment	24,604	21,737
Accrued interest income	9,374	9,286
Goodwill and other intangibles	30,141	24,739
Other assets	34,997	30,364

TOTAL ASSETS	$2,650,690	$2,409,288

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$393,224	$360,669
Interest-bearing	1,869,614	1,701,403

Total deposits	2,262,838	2,062,072
Debt obligations:
Notes payable	83,198	93,398
Trust-preferred securities -- Note B	61,336	51,583

Total debt obligations	144,534	144,981
Accrued interest on deposits and other liabilities	17,124	14,182

Total liabilities	2,424,496	2,221,235

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	20,736	28,016

STOCKHOLDERS' EQUITY
Common stock, no par value, 25,000,000 shares authorized;
issued and outstanding: 2003 - 13,656,216 shares
2002 - 11,663,412 shares	172,008	135,234
Retained earnings	38,864	26,318
Market value adjustment (net of tax effect) for
investment securities available for sale (accumulated
other comprehensive income)	(67)	191

	210,805	161,743
Less unearned compensation regarding restricted stock,
note receivable from exercise of stock options
and unallocated ESOP shares	(5,347)	(1,706)

Total stockholders' equity	205,458	160,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,650,690	$2,409,288

CAPITOL BANCORP LIMITED
Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2003 and 2002
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Interest income:
Portfolio loans (including fees)	$39,354	$38,807	$116,788	$111,508
Loans held for resale	1,156	535	2,818	1,769
Taxable investment securities	169	357	579	1,142
Federal funds sold	306	455	997	1,055
Other	499	308	1,375	804

Total interest income	41,484	40,462	122,557	116,278
Interest expense:
Deposits	9,972	12,113	31,981	36,121
Debt obligations and other	2,093	2,156	6,204	6,720

Total interest expense	12,065	14,269	38,185	42,841

Net interest income	29,419	26,193	84,372	73,437
Provision for loan losses	2,892	3,918	6,608	8,692

Net interest income after provision
for loan losses	26,527	22,275	77,764	64,745
Noninterest income:
Service charges on deposit accounts	1,112	1,041	3,228	2,980
Trust fee income	717	712	1,880	1,882
Fees from origination of non-portfolio
residential mortgage loans	2,629	2,011	7,456	4,382
Realized gains (losses) on sale of
investment securities available for sale	(2)	12	(2)	(6)
Other	985	377	2,625	1,137

Total noninterest income	5,441	4,153	15,187	10,375
Noninterest expense:
Salaries and employee benefits	13,927	12,113	41,498	34,916
Occupancy	1,983	1,655	5,644	4,797
Equipment rent, depreciation
and maintenance	1,172	1,052	3,527	3,396
Other	5,302	4,109	14,824	13,653

Total noninterest expense	22,384	18,929	65,493	56,762

Income before federal income taxes and
minority interest	9,584	7,499	27,458	18,358
Federal income taxes	3,405	2,686	9,560	6,380

Income before minority interest	6,179	4,813	17,898	11,978
Minority interest in net income of
consolidated subsidiaries	(130)	(366)	(842)	(574)

NET INCOME	$6,049	$4,447	$17,056	$11,404

NET INCOME PER SHARE -- Note E
Basic	$0.46	$0.42	$1.38	$1.17

Diluted	$0.44	$0.40	$1.33	$1.12

CAPITOL BANCORP LIMITED
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2003 and 2002
(in thousands except share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation Regarding Restricted Stock, Note Receivable from Exercise of Stock Options and Unallocated ESOP Shares	Total

Nine Months Ended September 30, 2002

Balances at January 1, 2002	$67,692	$14,173	$158	$(1,851)	$80,172

Issuance of common stock and stock options to
acquire minority interests in bank
holding-company subsidiaries	54,144				54,144

Issuance of 113,398 shares of common stock
upon exercise of stock options	1,340				1,340

Issuance of 53,804 shares of common stock
upon exercise of warrants	596				596

Issuance of 15,598 shares of common stock
in exchange for investment security	250				250

Cash dividends paid ($0.32 per share)		(3,142)			(3,142)

Components of comprehensive income:
Net income for the period		11,404			11,404
Market value adjustment (net of tax) for
investment securities available for sale
(accumulated other comprehensive income)			74		74

Comprehensive income for the period					11,478

BALANCES AT SEPTEMBER 30, 2002	$124,022	$22,435	$232	$(1,851)	$144,838

Nine Months Ended September 30, 2003

Balances at January 1, 2003	$135,234	$26,318	$191	$(1,706)	$160,037

Issuance of common stock to acquire
minority interests in bank subsidiaries	20,002				20,002

Issuance of 183,465 shares of common stock
upon exercise of stock options, net of
common stock surrendered to
facilitate exercise	2,646				2,646

Issuance of 22,512 shares of common stock
upon exercise of warrants	259				259

Private placement of 549,000 shares
of common stock to institutional investors	10,226				10,226

Surrender and cancellation of 74,179 shares
of common stock in repayment
of note receivable from exercise
of stock options	(1,561)			1,561	0

Issuance of 255,632 shares of restricted
common stock	5,202			(5,202)	0

Cash dividends paid ($0.36 per share)		(4,510)			(4,510)

Components of comprehensive income:
Net income for the period		17,056			17,056
Market value adjustment (net of tax) for
investment securities available for sale
(accumulated other comprehensive income)			(258)		(258)

Comprehensive income for the period					16,798

BALANCES AT SEPTEMBER 30, 2003	$172,008	$38,864	$(67)	$(5,347)	$205,458

CAPITOL BANCORP LTD.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2003 and 2002

	2003	2002

	(in thousands)
OPERATING ACTIVITIES
Net income	$17,056	$11,404
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	6,608	8,692
Depreciation of premises and equipment	2,959	2,517
Amortization of intangibles	399	266
Net amortization (accretion) of investment
security premiums (discounts)	53	(33)
Gain on sale of premises and equipment	(68)	(4)
Minority interest in net income of consolidated subsidiaries	842	574
Originations and purchases of loans held for resale	(1,060,120)	(593,581)
Proceeds from sales of loans held for resale	1,078,759	590,572
Increase in accrued interest income and other assets	(1,993)	(3,710)
Increase in accrued interest expense and other liabilities	2,942	1,384

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,437	18,081

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	22,160	6,477
Proceeds from calls, prepayments and maturities of
investment securities	14,963	45,865
Purchases of investment securities	(36,309)	(54,388)
Net increase in portfolio loans	(150,536)	(228,263)
Proceeds from sales of premises and equipment	1,496	56
Purchases of premises and equipment	(7,254)	(5,360)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(155,480)	(235,613)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and
savings accounts	167,525	213,679
Net increase in certificates of deposit	33,241	63,987
Net payments on notes payable	(10,200)	(6,743)
Resources provided by minority interests	3,537	8,386
Net proceeds from issuance of common stock	13,131	1,936
Net proceeds from issuance of trust-preferred securities	9,700	2,899
Cash dividends paid	(4,510)	(3,142)

NET CASH PROVIDED BY FINANCING ACTIVITIES	212,424	281,002

INCREASE IN CASH AND CASH EQUIVALENTS	104,381	63,470

Cash and cash equivalents at beginning of period	251,184	163,691

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$355,565	$227,161

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

        The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

        The consolidated balance sheet as of December 31, 2002 was derived from audited consolidated financial statements as of that date. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note B – Implementation of New Accounting Standard

        Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, clarifies how some instruments or securities should be classified on an issuer’s balance sheet and their related impact on income and results of operations. It is effective for Capitol’s consolidated financial statements beginning July 1, 2003. Implementation of this new standard resulted in the reclassification of Capitol’s trust-preferred securities from their prior “mezzanine” classification (between liabilities and equity) to part of debt obligations on Capitol’s consolidated balance sheet. Although trust-preferred securities are now classified for balance-sheet purposes as debt securities, they continue to be treated as an element of capital for regulatory purposes. Trust-preferred securities outstanding at December 31, 2002 have been similarly reclassified in the accompanying balance sheet for comparative purposes. This new standard had no impact on Capitol’s results of operations upon implementation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued

Note C – Bank Development Activities

        Bank development efforts are currently under consideration at September 30, 2003 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. On October 14, 2003, Capitol announced the opening of its 30th bank affiliate, Bank of Escondido, located in San Diego County, California.

Note D – Share Exchange Transactions

        Share exchange transactions regarding Black Mountain Community Bank, Desert Community Bank, Elkhart Community Bank and Red Rock Community Bank were completed effective July 31, 2003. In each transaction, the shares acquired from shareholders other than Capitol were exchanged for Capitol’s common stock according to fixed, but differing, exchange ratios. Capitol issued approximately 982,000 shares of its common stock resulting from these share exchanges, for aggregate consideration approximating $20 million. These transactions have been recorded using the purchase-method of accounting. Had these transactions occurred at the beginning of the periods presented, net income would have approximated $17.4 million ($1.28 per diluted share) and $12.0 million ($1.08 per diluted share) for the nine months ended September 30, 2003 and 2002, respectively.

        Black Mountain, Desert, Elkhart and Red Rock were previously included in Capitol’s consolidated financial statements. The carrying value of assets and liabilities of those entities closely approximated their fair values at the date of the share exchanges. Additionally, goodwill of approximately $5.8 million was recorded in conjunction with the share exchanges and will not be amortized, but will be reviewed at least annually for impairment.

        As of September 30, 2003, potential share exchange transactions were in the proposal stage regarding the minority interests of Arrowhead Community Bank, Goshen Community Bank, Sunrise Bank of Albuquerque and Yuma Community Bank which, if completed, would result in Capitol issuing approximately 300,000 additional shares of common stock and those majority-owned subsidiaries becoming wholly-owned. Such proposed share exchanges are subject to the separate approval of the minority shareholders of those banks and other contingencies.

8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued

Note E – Net Income Per Share

        The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Numerator--net income for the period	$6,049,000	$4,447,000	$17,056,000	$11,404,000

Denominator:
Weighted average number of common shares
outstanding, excluding unvested shares of
restricted common stock (denominator for
basic earnings per share)	13,050,227	10,713,287	12,328,380	9,776,774
Weighted average number of unvested shares
of restricted common stock outstanding	241,661		123,018
Effect of other dilutive securities--stock
options and, in 2002, warrants	515,132	525,301	414,884	420,179

Denominator for diluted net income per share--
Weighted average number of common shares
and potential dilution	13,807,020	11,238,588	12,866,282	10,196,953

Number of antidilutive stock options excluded
from diluted earnings per share computation	--	160,637	205,370	249,849

Note F – Stock Options

        Stock option activity for the interim 2003 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,548,536	$ 4.92 to $25.10	$15.23
Exercised	(731,294)	4.92 to 25.92	14.50
Granted	445,522	20.36 to 25.92	22.27
Cancelled or expired	(72,599)	--

Outstanding at September 30	2,190,165	$ 9.88 to $25.92	$16.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued

Note F – Stock Options – Continued

        As of September 30, 2003, stock options outstanding had a weighted average remaining contractual life of 4.7 years. The following table summarizes stock options outstanding segregated by exercise price range:

		Weighted Average

Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

Less than $10.00	55,718	$ 9.88	4.3 years
$10.00 to 14.99	564,344	11.55	4.8 years
$15.00 to 19.99	910,195	16.59	4.6 years
$20.00 to 24.99	454,538	21.37	5.9 years
$25.00 or more	205,370	$25.52	2.5 years

	2,190,165

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

	Nine Months Ended September 30

	2003	2002

Fair value assumptions:
Risk-free interest rate	3.4%	4.5%
Dividend yield	2.0%	2.5%
Stock price volatility	.47	.46
Expected option life	7 years	7 years
Aggregate estimated fair value of
options granted (in thousands)	$ 4,821	$ 5,364
Net income (in thousands):
As reported	17,056	11,404
Less pro forma compensation
expense regarding fair value
of stock option awards, net
of related income tax effect	(3,134)	(3,487)

Pro forma	13,922	7,917
Net income per share:
Basic:
As reported	1.38	1.17
Pro forma	1.13	0.81
Diluted:
As reported	1.33	1.12
Pro forma	$ 1.08	$ 0.78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued

Note G – Impact of New Accounting Standards

        The Financial Accounting Standards Board (FASB) recently issued Statements No. 146 (Accounting for Costs Associated With Exit or Disposal Activities) and No. 149 (Amendment of Statement 133 on Derivative Instruments and Hedging Activities). These new standards have varying effective dates in 2003 and had no material effect on Capitol’s financial statements, upon implementation.

        Statement No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation and it amends the prior disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures about the effects of stock-based compensation, including interim disclosures (such interim disclosures appear in Note F). As permitted, Capitol has retained its prior method of accounting for stock-based employee compensation.

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

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), clarifies when some entities previously not consolidated under prior accounting guidance, should be. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The FASB deferred the implementation of FIN 46 relating to potential variable interest entities that existed prior to February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. Capitol is evaluating the impact of FIN 46 and believes that it will not have a material impact on its consolidated financial position or results of operations upon implementation. It is Capitol’s understanding that the issuance of Statement No. 150 (see Note B) and FIN 46 has resulted in the Federal Reserve Board announcing potential future reconsideration of trust-preferred securities as elements of regulatory capital.

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

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

        Total assets approximated $2.7 billion at September 30, 2003, an increase of $241 million from the December 31, 2002 level of $2.4 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets (in $1,000's)

	Sept 30 2003	Dec 31 2002

Great Lakes Region:
Ann Arbor Commerce Bank	$ 326,527	$ 309,152
Brighton Commerce Bank	92,448	78,382
Capitol National Bank	198,150	206,130
Detroit Commerce Bank	44,728	30,589
Grand Haven Bank	130,418	123,505
Kent Commerce Bank	78,064	73,801
Macomb Community Bank	90,996	87,050
Muskegon Commerce Bank	86,227	86,465
Oakland Commerce Bank	115,691	115,916
Paragon Bank & Trust	103,886	103,044
Portage Commerce Bank	152,426	139,068
Elkhart Community Bank	48,376	53,210
Goshen Community Bank	46,160	38,115

Great Lakes Region Total	1,514,097	1,444,427

Southwest Region:
Arrowhead Community Bank	55,965	47,427
Bank of Tucson	146,308	132,094
Camelback Community Bank	87,157	82,387
East Valley Community Bank	43,989	37,640
Mesa Bank	70,067	66,312
Southern Arizona Community Bank	88,935	75,253
Valley First Community Bank	48,682	42,127
Yuma Community Bank	46,167	38,214
Bank of Las Vegas	34,743	26,880
Black Mountain Community Bank	71,192	63,202
Desert Community Bank	54,234	55,170
Red Rock Community Bank	100,991	96,906
Sunrise Bank of Albuquerque	63,829	46,898
Sunrise Bank of Arizona	104,224	82,126

Southwest Region Total	1,016,483	892,636

California Region:
Sunrise Bank of San Diego	66,722	50,450
First California Northern Bancorp:
Napa Community Bank	50,427	36,042

California Region Total	117,149	86,492

Other, net	2,961	(14,267)

Consolidated	$ 2,650,690	$ 2,409,288

        Effective July 31, 2003, four previously 51%-owned bank subsidiaries became wholly-owned as a result of share exchange transactions which are discussed later in this narrative. The acquisitions of these minority interests did not have a material impact on Capitol’s financial position or results of operations for the interim 2003 period.

        Portfolio loans increased during the nine-month 2003 period by approximately $145 million. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities. Portfolio loan growth in 2003 is net of about $59 million of commercial loans sold to other financial institutions.

        The allowance for loan losses at September 30, 2003 approximated $31 million or 1.43% of total portfolio loans, a decrease from the year-end 2002 ratio of 1.45%.

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

        The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

	2003	2002

Allowance for loan losses at January 1	$28,953	$23,238

Loans charged-off:
Commercial	(5,205)	(4,079)
Real estate mortgage	(47)	(204)
Installment	(492)	(206)

Total charge-offs	(5,744)	(4,489)
Recoveries:
Commercial	609	318
Real estate mortgage	--	61
Installment	87	78

Total recoveries	696	457

Net charge-offs	(5,048)	(4,032)
Additions to allowance charged to expense	6,608	8,692

Allowance for loan losses at September 30	$30,513	$27,898

Average total portfolio loans for period ended September 30	$2,073,478	$1,847,149

Ratio of net charge-offs (annualized) to average portfolio
loans outstanding	0.32%	0.29%

        Net charge-offs of loans in the interim 2003 period increased approximately $1 million, compared to the corresponding 2002 period. The increase was mainly due to losses associated with loans secured by business equipment and accounts receivable.

        The amounts of the allowance for loan losses allocated in the following table (in thousands) include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

	September 30, 2003		December 31, 2002

	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Commercial	$28,076	1.31%	$27,226	1.37%
Real estate mortgage	1,439	0.07	1,009	0.05
Installment	998	0.05	718	0.03

Total allowance for loan losses	$30,513	1.43%	$28,953	1.45%

Total portfolio loans outstanding	$2,136,860		$1,991,372

        Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) are summarized below (in thousands):

	Sept 30 2003	Dec 31 2002

Nonaccrual loans:
Commercial	$21,677	$15,444
Real estate	490	560
Installment	561	613

Total nonaccrual loans	22,728	16,617

Past due (>=90 days) loans:
Commercial	7,242	5,728
Real estate	1,486	323
Installment	275	222

Total past due loans	9,003	6,273

Total nonperforming loans	$31,731	$22,890

        Nonperforming loans increased approximately $9 million during the nine-month period ended September 30, 2003. Of the nonperforming loans at September 30, 2003, about 65% are real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans are generally secured by other business assets. Nonperforming loans at September 30, 2003 are in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

        At September 30, 2003, potential problem loans (including the previously mentioned nonperforming loans) approximated $114 million, or about 5% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher loan losses in the interim 2003 period.

        Other real estate (included as a component of other assets), comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure, approximated $3.8 million at September 30, 2003, a decrease of $800,000 from the beginning of the year level of $4.6 million.

        The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total Portfolio Loans		Allowance for Loan Losses		Nonperforming Loans		Allowance as a Percentage of Total Portfolio Loans

	Sept 30 2003	Dec 31 2002	Sept 30 2003	Dec 31 2002	Sept 30 2003	Dec 31 2002	Sept 30 2003	Dec 31 2002

Great Lakes Region:
Ann Arbor Commerce Bank	$ 277,809	$ 272,604	$ 4,050	$ 3,840	$ 3,214	$ 2,624	1.46%	1.41%
Brighton Commerce Bank	74,524	68,239	748	851	1,000	170	1.00	1.25
Capitol National Bank	165,491	158,651	2,321	2,322	2,077	1,753	1.40	1.46
Detroit Commerce Bank	37,539	26,799	574	627	1,366	751	1.53	2.34
Grand Haven Bank	113,459	114,616	1,783	1,626	2,423	1,605	1.57	1.42
Kent Commerce Bank	74,098	68,848	860	830	1,054	293	1.16	1.21
Macomb Community Bank	84,385	73,915	1,050	1,136	2,815	3,012	1.24	1.54
Muskegon Commerce Bank	80,046	77,247	1,042	966	2,988	1,806	1.30	1.25
Oakland Commerce Bank	90,039	86,049	1,243	1,119	2,911	1,805	1.38	1.30
Paragon Bank & Trust	87,423	86,571	1,436	1,291	2,840	2,628	1.64	1.49
Portage Commerce Bank	142,814	129,710	1,900	1,815	2,867	3,135	1.33	1.40
Elkhart Community Bank	44,197	43,277	611	658	160	245	1.38	1.52
Goshen Community Bank	40,674	35,408	610	532	13	--	1.50	1.50

Great Lakes Region Total	1,312,498	1,241,934	18,228	17,613	25,728	19,827

Southwest Region:
Arrowhead Community Bank	39,581	36,185	527	543	--	--	1.33	1.50
Bank of Tucson	93,789	90,176	1,107	1,461	142	187	1.18	1.62
Camelback Community Bank	67,579	63,516	757	960	145	232	1.12	1.51
East Valley Community Bank	27,470	25,932	382	389	156	17	1.39	1.50
Mesa Bank	60,193	55,588	664	834	--	242	1.10	1.50
Southern Arizona Community Bank	62,774	60,913	744	914	180	--	1.19	1.50
Valley First Community Bank	28,567	29,075	540	620	868	261	1.88	2.13
Yuma Community Bank	28,647	25,485	429	383	7	--	1.50	1.50
Bank of Las Vegas	26,718	19,404	327	292	--	--	1.22	1.50
Black Mountain Community Bank	57,949	52,240	655	784	242	324	1.13	1.50
Desert Community Bank	40,753	43,351	694	675	1,077	734	1.70	1.56
Red Rock Community Bank	76,464	80,152	2,579	1,203	3,017	861	3.37	1.50
Sunrise Bank of Albuquerque	51,106	38,577	595	521	14	--	1.16	1.35
Sunrise Bank of Arizona	90,132	65,195	1,057	881	155	205	1.17	1.35

Southwest Region Total	751,812	685,789	11,057	10,460	6,003	3,063

California Region:
Sunrise Bank of San Diego	42,115	39,116	577	577	--	--	1.37	1.48
First California Northern Bancorp:
Napa Community Bank	29,022	20,177	412	303	--	--	1.42	1.50

California Region Total	71,137	59,293	989	880	--	--	--	--

Other, net	1,413	4,356	239	--	--	--	--	---

Consolidated	$2,136,860	$1,991,372	$ 30,513	$ 28,953	$ 31,731	$ 22,890	1.43%	1.45%

Results of Operations

        Net income for the nine months ended September 30, 2003 was $17 million, an increase of $5.7 million or 50% over the same period in 2002. Diluted earnings per share for the nine-month 2003 period were $1.33 compared to $1.12 for the prior year period. Third quarter 2003 earnings were a new record level, $6 million, an increase of $1.6 million over the same period in 2002; diluted earnings per share were $0.44 compared to $0.40 in 2002. The percentage increase in net income per share was less than the percentage increase in the amount of net income in 2003 because of the larger share base resulting primarily from Capitol’s share exchanges in 2003 and 2002.

        Net interest income for the first nine months of 2003 totaled $84.4 million, a 15% increase compared to $73.4 million in 2002. Net interest income for the third quarter of 2003 totaled $29.4 million, a 12% increase as compared to $26.2 million for the comparable period in 2002. This increase is attributable to the banks’ growth in size and a relatively stable interest rate environment.

        Noninterest income for the nine months ended September 30, 2003 was $15.2 million, an increase of $4.8 million, or 46%, over the same period in 2002. Noninterest income for the three months ended September 30, 2003 was $5.4 million, an increase of $1.3 million, or 31%, over the same period in 2002. Fees from origination of nonportfolio residential mortgage loans totaled $2.6 million for the third quarter of 2003, and were $7.5 million for the nine-month period, as compared to $2 million and $4.4 million for the comparable periods in 2002, respectively, due to continuing high volume of loan fees derived from residential mortgage loan refinance activity resulting from record low interest rates; however, interest rates have recently risen which may adversely impact this revenue source in future periods. Service charges on deposit accounts for the nine-month 2003 period increased by 8%, compared to 2002, due to growth in the size of banks.

        The provision for loan losses for the nine-month period in 2003 was $6.6 million, as compared to $8.7 million for the same period in 2002. The provision for loan losses for the quarter ended September 30, 2003 was $2.9 million as compared to $3.9 million during the corresponding 2002 period. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.

        Noninterest expense totaled $65.5 million for the nine-month period and $22.4 million for the third quarter in 2003, as compared to $56.8 million and $18.9 million, respectively, for the comparable periods in 2002. The increase in noninterest expense is associated with growth in the size of the banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group. Other noninterest expense in the 2002 period included the preopening costs of two start-up banks which commenced operations in the first quarter of the year (none in the interim 2003 period).

        Operating results (dollars in thousands) were as follows:

	Nine months ended September 30

	Total Revenues		Net Income		Return on Average Equity		Return on Average Assets

	2003	2002	2003	2002	2003	2002	2003	2002

Great Lakes Region:
Ann Arbor Commerce Bank	$ 17,379	$ 17,041	$ 3,613	$ 3,670	19.66%	22.23%	1.52%	1.71%
Brighton Commerce Bank	4,354	4,204	893	679	16.79	14.46	1.42	1.21
Capitol National Bank	9,926	9,670	2,626	2,307	22.70	22.28	1.69	1.69
Detroit Commerce Bank	1,680	1,752	(377)	(275)	n/a	n/a	n/a	n/a
Grand Haven Bank	7,480	6,774	1,723	1,454	21.38	21.26	1.76	1.72
Kent Commerce Bank	4,108	4,378	591	745	9.97	14.09	1.03	1.33
Macomb Community Bank	4,227	4,441	(32)	438	n/a	8.25	n/a	.91
Muskegon Commerce Bank	4,798	4,829	1,091	1,038	16.85	14.46	1.71	1.21
Oakland Commerce Bank	6,021	5,502	1,233	1,034	16.97	15.76	1.30	1.35
Paragon Bank & Trust	6,324	6,132	719	664	9.11	9.47	.90	.90
Portage Commerce Bank	7,979	7,800	1,738	1,441	20.50	18.09	1.60	1.50
Elkhart Community Bank	2,379	2,093	335	163	8.29	4.65	.61	.54
Goshen Community Bank	2,213	1,663	282	75	8.05	2.28	.89	.30

Great Lakes Region Total	78,868	76,279	14,435	13,433

Southwest Region:
Arrowhead Community Bank	3,054	2,485	327	64	9.77	2.33	.86	.26
Bank of Tucson	7,061	7,439	2,013	1,688	24.64	21.62	1.92	1.82
Camelback Community Bank	4,418	4,461	397	449	6.30	8.39	.59	.77
East Valley Community Bank	2,154	2,061	(134)	(275)	n/a	n/a	n/a	n/a
Mesa Bank	4,147	3,718	1,065	579	20.72	13.46	2.08	1.34
Southern Arizona Community Bank	3,989	3,658	849	459	15.64	10.03	1.34	.89
Valley First Community Bank	2,276	2,793	211	127	4.84	2.99	.64	.33
Yuma Community Bank	2,478	1,874	340	63	11.67	2.33	1.08	.26
Bank of Las Vegas	1,452	774	(39)	(535)	n/a	n/a	n/a	n/a
Black Mountain Community Bank	3,563	2,869	643	235	14.43	6.74	1.30	.61
Desert Community Bank	2,881	3,260	325	129	7.58	3.44	.77	.29
Red Rock Community Bank	5,310	5,032	(315)	734	n/a	10.94	n/a	1.08
Sunrise Bank of Albuquerque	3,236	2,054	411	(61)	13.31	n/a	.98	n/a
Sunrise Bank of Arizona	7,398	4,567	607	65	11.77	1.41	.86	.13

Southwest Region Total	53,417	47,045	6,700	3,721

California Region:
Sunrise Bank of San Diego	3,217	2,971	325	250	5.60	4.55	.75	.75
First California Northern Bancorp:
Napa Community Bank	1,901	816	154	(535)	2.58	n/a	.47	n/a

California Region Total	5,118	3,787	479	(285)
Other, net	341	(458)	(4,558)	(5,465)	n/a	n/a	n/a	n/a

Consolidated	$ 137,744	$ 126,653	$ 17,056	$ 11,404	12.88%	13.78%	.89%	.70%
n/a Not applicable

Liquidity and Capital Resources

        The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $201 million for the nine months ended September 30, 2003, less than the $278 million increase in the corresponding period of 2002. Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposits. The banks generally do not significantly rely on brokered deposits as a key funding source; brokered deposits approximated $193 million as of September 30, 2003, or about 9% of total deposits, a decrease of $7.5 million during the interim 2003 period. Brokered deposits, as a funding source, have decreased in the recent period due to selective opportunities to grow local, core deposits at a lower cost.

        Noninterest-bearing deposits approximated 17.4% of total deposits at September 30, 2003 and 17.5% at December 31, 2002. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.

        Interim 2003 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.

        Cash and cash equivalents amounted to $355.6 million or 13.4% of total assets at September 30, 2003, compared with $251.2 million or 10.4% of total assets at December 31, 2002. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at September 30, 2003 is adequate to fund loan demand and meet depositor needs.

        In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At September 30, 2003, the banks had approximately $23 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

        Several of the banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $83.2 million and additional borrowing capacity approximated $39.4 million at September 30, 2003. They are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total borrowings have decreased $10.2 million in the interim period of 2003. At September 30, 2003, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

        In March 2003, Capitol participated in a pooled trust-preferred securities offering, structured with a 30-year maturity and a variable interest rate, with net proceeds of approximately $9.7 million. These securities augment Capitol’s existing capital base and the proceeds were used to reduce borrowings from an unaffiliated bank.

        In April 2003, Capitol completed an $11 million private placement of its common stock to select institutional investors and the issuance of approximately 550,000 shares of previously unissued common stock. Proceeds from the offering have been used for bank development and deployed into short-term investments.

        Effective June 24, 2003, Capitol’s common stock began trading on the New York Stock Exchange under the trading symbol “CBC”. Upon becoming NYSE-listed, Capitol terminated its prior Nasdaq listing.

        Share exchange transactions regarding Black Mountain Community Bank, Desert Community Bank, Elkhart Community Bank and Red Rock Community Bank were completed effective July 31, 2003. In each transaction, the shares acquired from shareholders other than Capitol were exchanged for Capitol’s common stock according to a fixed, but differing, exchange ratio. Capitol issued approximately 982,000 shares of its common stock resulting from these share exchanges, for aggregate consideration approximating $20 million.

        Stockholders’ equity, as a percentage of total assets, approximated 7.8% at September 30, 2003 an increase from 6.6% at the beginning of the year. Total capital funds (Capitol’s stockholders’ equity, plus minority interests in consolidated subsidiaries, plus trust-preferred securities) aggregated $287.5 million or 11% of total assets at September 30, 2003.

        As of September 30, 2003, potential share exchange transactions were in the proposal stage regarding the minority interests of Arrowhead Community Bank, Goshen Community Bank, Sunrise Bank of Albuquerque and Yuma Community Bank which, if completed, would result in Capitol issuing approximately 300,000 additional shares of common stock and those majority-owned subsidiaries becoming wholly-owned. Such proposed share exchanges are subject to the separate approval of the minority shareholders of those banks and other contingencies.

        In mid-October 2003, Capitol announced that it had participated in a pooled, fixed-rate, trust-preferred securities offering, structured similar to its other trust-preferred securities, with net proceeds of approximately $9.8 million.

        Also in October 2003, when announcing its 45th consecutive quarterly dividend, Capitol announced a 25% increase from $0.12 per share to $0.15 per share, payable December 1, 2003 to shareholders of record as of November 3, 2003.

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

        In the first nine months of 2003, interest rates have remained relatively stable. The Board of Governors of the Federal Reserve, which influences interest rates, has endeavored to maintain a relatively stable, low-rate environment. Home mortgage rates, however, have recently increased, which may adversely impact future fee income from the origination of residential mortgages. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.

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

        Media reports raising questions about the health of the domestic economy have continued in 2003. During the interim periods of 2003, nonperforming loans have increased and it is anticipated that levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

        There are several new accounting standards either becoming effective or being issued in 2003. They are listed and discussed in Note G of the accompanying condensed consolidated financial statements.

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

No change in Capitol’s internal control over financial reporting occurred during Capitol’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Capitol’s internal control over financial reporting.

[The remainder of this page intentionally left blank]

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Capitol and its subsidiaries are parties to certain ordinary, routine litigation incidental to their business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Capitol’s consolidated financial position or results of operations.

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

(b) Reports on Form 8-K:
On July 15, 2003, a report on Form 8-K was filed which contained a copy of Capitol’s announcement of financial results for the interim period ended June 30, 2003.

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

Date: November 6, 2003

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 6, 2003	/s/ Joseph D. Reid Joseph D. Reid Chief Executive Officer

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 6, 2003	/s/ Lee W. Hendrickson Lee W. Hendrickson Chief Financial Officer

EXHIBIT 32.1

Chief Executive Officer Certification
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Capitol Bancorp Ltd. (the “Company”) on Form 10-Q (the “Form 10-Q”) for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Joseph D. Reid, the Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2003

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

EXHIBIT 32.2

Chief Financial Officer Certification
Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Capitol Bancorp Ltd. (the “Company”) on Form 10-Q (the “Form 10-Q”) for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Lee W. Hendrickson, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2003

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