Form 10-K
period 2003-12-31
CAPITOL BANCORP LTD
filed 2004-03-12
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2003 or

( ) TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31708

CAPITOL BANCORP LTD.

(Exact name of registrant as specified in its Charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2761672 (IRS Employer Identification Number)

Capitol Bancorp Center
200 Washington Square North
Lansing, Michigan 48933
(Address of principal executive offices)

Registrant’s telephone number, including area code: (517) 487-6555

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

YES ☒          NO ☐

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

YES ☒          NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒          NO ☐

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common security, as of the last business day of the registrant’s most recently completed second fiscal quarter: $306,741,334. (Such amount was computed based on shares held by non-affiliates as of February 25, 2004 and the common stock closing price reported by the New York Stock Exchange on June 30, 2003. For purposes of this computation, all executive officers, directors and 5% shareholders of registrant have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of registrant.)

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 14,076,346 as of February 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

See Cross-Reference Sheet

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2003
Cross Reference Sheet

Item of Form 10-K		Incorporation by Reference From:
Part I
Item 1,	Business	Pages 7-9, 17-24, 30-32 and 43, Financial
Information Section of Annual Report

Item 2,	Properties	Pages 30 and 40-41, Financial Information
Section of Annual Report; Proxy Statement

Part II
Item 5,	Market for Registrant’s Common	Pages 2-4, 42, 44 and 49-50, Financial Information
	Equity, Related Stockholder Matters	Section of Annual Report
and Issuer Purchases of Equity Securities

Item 6,	Selected Financial Data	Page 2, Financial Information Section of Annual Report

Item 7,	Management’s Discussion	Pages 5 and 6-24, Financial Information Section of
	and Analysis of Financial Condition	Annual Report
and Results of Operations

Item 7a,	Quantitative and Qualitative	Pages 5 and 21-24, Financial Information Section of
	Disclosures About Market Risk	Annual Report

Item 8,	Financial Statements and	Pages 2 and 25-54, Financial Information Section of
	Supplementary Data	Annual Report

Part III
Item 10,	Directors and Executive Officers	Proxy Statement
of the Registrant

Item 11,	Executive Compensation	Proxy Statement

Item 12,	Security Ownership of Certain Beneficial	Proxy Statement
Owners and Management and Related
Stockholder Matters

Item 13,	Certain Relationships and Related	Proxy Statement
Transactions

Item 14,	Principal Accountant Fees and Services	Proxy Statement

Part IV
Item 15,	Exhibits, Financial Statement Schedules	Pages 25-54, Financial Information Section of Annual Report
and Reports on Form 8-K

Key:
“Annual Report”	means the 2003 Annual Report of the Registrant provided to Stockholders and the Commission pursuant to Rule 14a-3(b). Capitol's 2003 Annual Report consists of two documents: a Financial Information Section (filed herewith) and a Marketing Section (to be filed within 120 days after December 31, 2003).
“Proxy Statement”	means the Proxy Statement of the Registrant on Schedule 14A to be filed pursuant to Rule 14a-101, within 120 days after December 31, 2003.

Note:	The page number references herein are based on the paper version of the referenced documents. Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.

2003 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report that are not historical facts are forward-looking statements. Those forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words “intend”, “expect”, “project”, “estimate”, “predict”, “anticipate”, “should”, “will”, “may”, “believe”, and similar expressions also identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol’s efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol’s banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol’s banks and Capitol’s ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol’s asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) changes in management, and (xii) other risks detailed in Capitol’s other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

[The remainder of this page intentionally left blank]

PART I

Item 1, Business.

a. General development of business:

     Incorporated by reference from Page 7, Financial Information Section of Annual Report, under the caption “Capitol Bancorp and its Banking Business”, and Pages 30-32, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation”.

b. Financial information about segments:

     Incorporated by reference from Pages 30-32, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation”.

c. Narrative description of business:

     Incorporated by reference from Page 7, Financial Information Section of Annual Report, under the caption “Capitol Bancorp and its Banking Business”, Pages 30-32, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation”, Pages 8-9, Financial Information Section of Annual Report, under the caption “Critical Accounting Policies Affecting Capitol’s Financial Statements”, Pages 21-24, Financial Information Section of Annual Report, under the caption “Trends Affecting Operations” and Pages 17-20, Financial Information Section of Annual Report, under the caption “Liquidity, Capital Resources and Capital Adequacy”.

     At December 31, 2003, Capitol and its subsidiaries employed 858 full time equivalent employees.

     In 1997, the Registrant formed Capitol Trust I, a Delaware statutory business trust. Capitol Trust I’s business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of the Registrant. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. During 2001, the Registrant formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities, which are structured similar to Capitol Trust I. Capitol Trust IV was similarly formed in 2002 and Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003. Additional information regarding trust-preferred securities is incorporated by reference from Page 43, Financial Information Section of Annual Report, under the caption “Note I—Trust-Preferred Securities”.

     The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol’s business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY (TABLE A)
CAPITOL BANCORP LIMITED

     Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2003, 2002 and 2001.

	2003			2002			2001
		Interest	(1)		Interest	(1)		Interest	(1)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
ASSETS
Federal funds sold	$127,599	$1,344	1.05%	$87,460	$1,376	1.57%	$82,237	$3,186	3.87%
Money market and interest-bearing deposits	6,301	78	1.24%	29,592	807	2.73%	16,335	322	1.97%
Investment securities:
U.S. Treasury, government agencies, mutual funds and other	87,498	2,581	2.95%	43,447	1,792	4.12%	46,962	2,804	5.97%
States and political subdivisions				470	20	4.26%	1,572	66	4.20%
Loans held for resale	68,888	3,299	4.79%	51,042	2,674	5.24%	42,894	3,002	7.00%
Portfolio loans (2)	2,101,617	157,114	7.48%	1,884,646	149,785	7.95%	1,560,337	144,417	9.26%

Total interest-earning assets/interest income	2,391,903	164,416	6.87%	2,096,657	156,454	7.46%	1,750,337	153,797	8.79%
Allowance for loan losses (deduct)	(30,018)			(26,010)			(20,337)
Cash and due from banks	123,781			99,604			73,573
Premises and equipment, net	22,696			18,184			16,910
Other assets	62,827			46,699			40,434

Total assets	$2,571,189			$2,235,134			$1,860,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$65,664	757	1.15%	$65,124	1,036	1.59%	$51,801	1,558	3.01%
Time deposits under $100,000	324,858	10,052	3.09%	335,332	12,910	3.85%	356,338	20,533	5.76%
Time deposits $100,000 and over	571,549	17,169	3.00%	550,381	20,546	3.73%	478,497	27,388	5.72%
Other interest-bearing deposits	864,400	13,282	1.54%	654,853	13,356	2.04%	479,314	16,176	3.37%
Notes payable	89,822	3,608	4.02%	89,992	3,981	4.42%	68,510	4,422	6.45%
Trust-preferred securities	59,901	4,622	7.72%	50,213	4,031	8.03%	34,112	3,215	9.42%

Total interest-bearing liabilities/interest expense	1,976,194	49,490	2.50%	1,745,895	55,860	3.20%	1,468,572	73,292	4.99%
Noninterest-bearing demand deposits	370,726			303,227			236,048
Accrued interest on deposits and other liabilities	16,075			15,738			47,009
Minority interests in consolidated subsidiaries	27,931			45,324			38,886
Stockholders’ equity	180,263			124,950			70,402

Total liabilities and stockholders’ equity	$2,571,189			$2,235,134			$1,860,917

Net interest income		$114,926			$100,594			$80,505

Interest Rate Spread (3)			4.37%			4.26%			3.80%

Net Yield on Interest-Earning Assets (4)			4.80%			4.80%			4.60%

Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	1.21			1.20			1.19

(1)	Average yield/cost is determined by dividing the actual interest income/expense by the daily average balance of the asset or liability category.

(2)	Average balance of loans includes non-accrual loans.

(3)	Interest rate spread represents the average yield on interest-earning assets less the average cost of interest-bearing liabilities.

(4)	Net yield is based on net interest income as a percentage of average total interest-earning assets.

CHANGES IN NET INTEREST INCOME (TABLE B)
CAPITOL BANCORP LIMITED

The table below summarizes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Capitol’s net interest income (in $1,000s). The change in interest attributable to volume is calculated by multiplying the annual change in volume by the prior year’s rate. The change in interest attributable to rate is calculated by multiplying the annual change in rate by the prior year’s average balance. Any variance attributable jointly to volume and rate changes has been allocated to each category based on the percentage of each to the total change in both categories.

	2003 compared to 2002			2002 compared to 2001
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:
Federal funds sold	$510	$(542)	$(32)	$191	$(2,001)	$(1,810)
Money market and interest-bearing deposits	(430)	(299)	(729)	329	156	485
Investment securities:
U.S. Treasury, government agencies, mutual funds and other	1,413	(624)	789	(197)	(815)	(1,012)
States and political subdivisions	(20)	—	(20)	(47)	1	(46)
Loans held for resale	870	(245)	625	509	(837)	(328)
Portfolio loans	16,569	(9,240)	7,329	27,492	(22,124)	5,368

Total	18,912	(10,950)	7,962	28,277	(25,620)	2,657

Increase (decrease) in interest expense deposits:
Savings deposits	9	(288)	(279)	334	(856)	(522)
Time deposits under $100,000	(392)	(2,466)	(2,858)	(1,150)	(6,473)	(7,623)
Time deposits $100,000 and over	765	(4,142)	(3,377)	3,683	(10,525)	(6,842)
Other interest-bearing deposits	3,679	(3,753)	(74)	4,797	(7,617)	(2,820)
Notes payable	(8)	(365)	(373)	1,169	(1,610)	(441)
Trust-preferred securities	753	(162)	591	1,346	(530)	816

Total	4,806	(11,176)	(6,370)	10,179	(27,611)	(17,432)

Increase (decrease) in net interest income	$14,106	$226	$14,332	$18,098	$1,991	$20,089

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated market value of investment securities as of December 31, 2003, 2002 and 2001 (in $1,000s):

	2003		2002		2001
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$832	$835	$2,505	$2,586	$3,704	$3,757
Government agencies	25,431	25,597	22,460	22,668	30,253	30,429
Mutual funds	57,424	56,954
States and political subdivisions			101	101	1,402	1,412

	83,687	83,386	25,066	25,355	35,359	35,598
Other securities:

Federal Reserve Bank stock	483	483	424	424	394	394
Federal Home Loan Bank stock	6,732	6,732	5,950	5,950	4,716	4,716
Corporate stock	1,271	1,271	1,075	1,075	895	895
Other investments	1,335	1,335	1,335	1,335	2,084	2,084

Total other securities	9,821	9,821	8,784	8,784	8,089	8,089

Total investment securities	$93,508	$93,207	$33,850	$34,139	$43,448	$43,687

The table below shows the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 2003 (in $1,000s):

			Estimated	Weighted
		Amortized	Market	Average
		Cost	Value	Yield
Maturity:

Due in one year or less		$59,262	$58,803	3.35%
Due after one year but within five years		19,800	19,907	2.69%
Due after five years but within ten years		324	339	6.00%
Due after ten years		4,301	4,337	5.41%
Without stated maturities		9,821	9,821

	Total	$93,508	$93,207

Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2003:

U.S. Treasury securities		6 months
U.S. Agencies	5 years	7 months

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

	2003		2002		2001		2000		1999
Commercial — real estate	$1,600,334	71.21%	$1,531,637	76.91%	$1,154,757	66.57%	$865,382	63.83%	$627,029	59.76%
Commercial — other	432,763	19.26%	257,399	12.93%	380,694	21.95%	308,354	22.74%	247,531	23.59%

Total commercial loans	2,033,097	90.46%	1,789,036	89.84%	1,535,451	88.52%	1,173,736	86.57%	874,560	83.35%
Real estate mortgage	143,343	6.38%	127,855	6.42%	121,676	7.01%	113,324	8.36%	96,000	9.15%
Installment	71,000	3.16%	74,481	3.74%	77,462	4.47%	68,738	5.07%	78,644	7.50%

Total portfolio loans	$2,247,440	100.00%	$1,991,372	100.00%	$1,734,589	100.00%	$1,355,798	100.00%	$1,049,204	100.00%

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2003 according to scheduled repayments of principal.

	Fixed	Variable
	Rate	Rate	Total
Aggregate maturities of portfolio loan balances which are due:
In one year or less	$300,686	$987,018	$1,287,704
After one year but within five years	511,971	320,858	832,829
After five years	15,929	90,118	106,047
Nonaccrual loans	20,860		20,860

Total	$849,446	$1,397,994	$2,247,440

The following summarizes, in general, Capitol’s various loan classifications:

Commercial — real estate

Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size is generally less than $1,000,000 and, at December 31, 2003, approximately 31% of such properties were owner-occupied and approximately 11% of the commercial real estate total consisted of a combination of multi-family and residential rental income properties.

Commercial — other

Includes a range of business credit products, current asset lines of credit and equipment term loans. These products bear higher inherent economic risk than other types of lending activities. A typical loan size approximates $500,000, and multiple account relationships serve to reduce such risks.

Real Estate Mortgage

Includes single family residential loans held for permanent portfolio and home equity lines of credit. Risks are nominal, borne out by loss experience, housing economic data and loan-to-value percentages.

Installment

Includes a broad range of consumer credit products, secured by automobiles, boats, etc., with typical consumer credit risks.

All loans are subject to underwriting procedures commensurate with the loan size, nature of collateral, industry trends, risks and experience factors. Appropriate collateral is required for most loans, as is documented evidence of debt repayment sources.

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D, CONTINUED)
CAPITOL BANCORP LIMITED

The aggregate amount of nonperforming portfolio loans is summarized below as of December 31 (in $1,000’s). Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. See Note D of the Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

		2003	2002	2001	2000	1999
Nonperforming loans:
Nonaccrual loans:	Commercial	$19,852	$15,444	$11,220	$4,082	$2,709
	Real estate	632	560	356	163	103
	Installment	376	613	466	171	100

Total nonaccrual loans		20,860	16,617	12,042	4,416	2,912

Past due loans:	Commercial	4,544	5,728	4,290	1,656	834
	Real estate	1,083	323	787	534	196
	Installment	385	222	119	151	182

Total past due loans		6,012	6,273	5,196	2,341	1,212

Total nonperforming loans		$26,872	$22,890	$17,238	$6,757	$4,124

Nonperforming loans as a percentage of total portfolio loans		1.20%	1.15%	0.99%	0.50%	0.39%

Nonperforming loans as a percentage of total assets		0.98%	0.95%	0.84%	0.41%	0.32%

Allowance for loan losses as a percentage of nonperforming loans		116.87%	126.49%	134.81%	258.24%	306.47%

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan classifications. At inception, all loans are individually assigned a classification which grade the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrowers’ business climate, local economic conditions and other subjective factors. The loan classification process is fluid and subjective.

Potential problem loans include loans which are generally performing as agreed; however, because of loan review’s and/or lending staff’s risk assessment, increased monitoring is deemed appropriate. In addition, some loans are identified for monitoring because of specific performance issues or other risk factors requiring closer management and development of specific remedial action plans.

At December 31, 2003, potential problem loans (including nonperforming loans) approximated $113 million or about 5% of total consolidated portfolio loans. Such totals typically approximate 4% to 5% of loans outstanding and are an important part of management’s ongoing and augmented loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes these loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2003	2002	2001	2000	1999
Other real estate owned at January 1	$4,605	$3,044	$3,094	$3,614	$541
Properties acquired in restructure of loans or in lieu of foreclosure	3,898	4,578	860	324	3,426
Properties sold	(3,704)	(2,998)	(233)	(717)	(376)
Payments received from borrowers or tenants, credited to carrying amount	(121)	—	(3)	—	—
Other changes, net	(430)	(19)	(674)	(127)	23

Other real estate owned at December 31	$4,248	$4,605	$3,044	$3,094	$3,614

Other real estate owned is valued at the lower of cost or fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000’s):

	2003	2002	2001	2000	1999
Allowance for loan losses at January 1	$28,953	$23,238	$17,449	$12,639	$8,817
Loans charged-off (deduction):
Commercial	(8,068)	(6,824)	(2,280)	(2,850)	(1,201)
Real estate	(115)	(352)	(143)	(204)
Installment	(608)	(527)	(506)	(117)	(97)

Total charge-offs	(8,791)	(7,703)	(2,929)	(3,171)	(1,298)
Recoveries:
Commercial	1,277	588	485	734	391
Real estate	13	61	37	13	6
Installment	91	93	29	18	13

Total recoveries	1,381	742	551	765	410

Net charge-offs	(7,410)	(6,961)	(2,378)	(2,406)	(888)
Additions to allowance charged to expense	9,861	12,676	8,167	7,216	4,710

Allowance for loan losses at December 31	$31,404	$28,953	$23,238	$17,449	$12,639

Total portfolio loans outstanding at December 31	$2,247,440	$1,991,372	$1,734,589	$1,355,798	$1,049,204

Ratio of allowance for loan losses to portfolio loans outstanding	1.40%	1.45%	1.34%	1.29%	1.20%

Average total portfolio loans for the year	$2,101,617	$1,884,646	$1,560,337	$1,213,192	$872,481

Ratio of net charge-offs to average portfolio loans outstanding	0.35%	0.37%	0.15%	0.20%	0.10%

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the allowance for loan losses and description of factors which influence management’s judgement in determining the amount of the allowance for loan losses at the balance-sheet date.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E, CONTINUED)
CAPITOL BANCORP LIMITED

The amounts of the allowance for loan losses allocated in the following table (in $1,000’s) as of December 31, are based on management’s estimates of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2003		2002		2001		2000		1999
		Percentage		Percentage		Percentage		Percentage		Percentage
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans
Commercial	$29,001	1.29%	$27,226	1.37%	$20,570	1.19%	$16,096	1.19%	$5,965	0.57%
Real estate mortgage	1,408	0.06%	1,009	0.05%	1,630	0.09%	285	0.02%	165	0.02%
Installment	995	0.05%	718	0.03%	1,038	0.06%	1,068	0.08%	385	0.04%
Unallocated	—		—		—		—		6,124	0.58%

Total allowance for loan losses	$31,404	1.40%	$28,953	1.45%	$23,238	1.34%	$17,449	1.29%	$12,639	1.20%

Total portfolio loans outstanding	$2,247,440		$1,991,372		$1,734,589		$1,355,798		$1,049,204

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$370,726		$303,227		$236,048
Savings deposits	65,664	1.15%	65,124	1.59%	51,801	3.01%
Time deposits under $100,000	324,858	3.09%	335,332	3.85%	356,338	5.76%
Time deposits $100,000 and over	571,549	3.00%	550,381	3.73%	478,497	5.72%
Other interest-bearing deposits	864,400	1.54%	654,853	2.04%	479,314	3.37%

Total deposits	$2,197,197		$1,908,917		$1,601,998

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2003 (in $1,000s):

Three months or less		$192,548
Three months to six months		101,165
Six months to twelve months		118,203
Over 12 months		172,278

	Total	$584,194

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

	Year Ended December 31
	2003	2002	2001
Net income as a percentage of:
Average stockholders’ equity	12.97%	13.33%	15.22%
Average total assets	0.91%	0.75%	0.58%
Capital ratios:
Average stockholders’ equity as a percentage of average total assets	7.01%	5.59%	3.78%
Average total equity (stockholders’ equity and minority interests in consolidated subsidiaries) as a percentage of average total assets	8.10%	7.62%	5.87%
Average total capital funds (stockholders’ equity, minority interests in consolidated subsidiaries and trust-preferred securities) as a percentage of average total assets	10.43%	9.86%	7.71%
Dividend payout ratio (cash dividends per share as a percentage of net income per share):
Basic	27.42%	26.83%	28.99%
Diluted	28.81%	28.03%	29.63%

Item 2, Properties.

     The names and locations of Capitol’s banks are listed on Page 30, Financial Information Section of Annual Report, under the Caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation”, which is incorporated herein by reference.

     Most of the banks’ locations are leased. Each of Capitol’s banks operates from a single location, except Capitol National Bank (which has two branch locations), Bank of Tucson (which has one branch office), Red Rock Community Bank (which has one branch office), Mesa Bank (which has one branch office) and Sunrise Bank of Arizona (which has multiple office locations). Most of the banks’ facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking. Ann Arbor Commerce Bank, Capitol’s largest bank, occupies the largest leased facility, approximately 18,000 square feet.

     Elkhart Community Bank, Goshen Community Bank, Grand Haven Bank, Muskegon Commerce Bank and Paragon Bank & Trust own their stand-alone bank facilities.

     Some of the banks have drive-up customer service. The banks are typically located in or near high traffic centers of commerce in their respective communities. Customer service is enhanced through utilization of ATMs to process some customer-initiated transactions and some of the banks also make available a courier service to pick up transactions at customers’ locations.

     Capitol’s Great Lakes headquarters is located within the same building as Capitol National Bank in Lansing, Michigan. The headquarters include administrative, operations, accounting, human resources, credit administration and executive staff. Data processing centers are located in both Lansing, Michigan and Tempe, Arizona.

     Capitol’s Western Regions headquarters is located within the same building as Camelback Community Bank in Phoenix, Arizona.

     Certain of the office locations are leased from related parties. Rent expense including rent expense under leases with related parties is incorporated by reference from Pages 40-41, Financial Information Section of Annual Report, under the caption “Note F—Premises and Equipment”. Additional disclosures regarding leases with related parties are incorporated by reference from the Corporation’s definitive proxy statement to be filed within 120 days after December 31, 2003.

     Management believes Capitol’s and its banks’ offices to be in good and adequate condition and adequately covered by insurance.

Item 3, Legal Proceedings.

     As of December 31, 2003, there were no material pending legal proceedings to which Capitol or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

Item 4, Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of 2003, no matters were submitted to a vote by security holders.

PART II

Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information:

Incorporated by reference from Page 3, Financial Information Section of Annual Report, under the caption “Information Regarding Capitol’s Common Stock”, Page 44 under the caption “Note J—Restricted Common Stock and Stock Options” and Page 4, under the caption “Shareholder Information”.

B.	Holders:

Incorporated by reference from first sentence of third paragraph on Page 3, Financial Information Section of Annual Report, under the caption “Information Regarding Capitol’s Common Stock”.

C.	Dividends:

Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption “Quarterly Results of Operations” and subcaption “Cash dividends paid per share”, Pages 49-50, Financial Information Section of Annual Report, under the caption “Note P—Dividend Limitations of Subsidiaries and Other Capital Requirements” and the second paragraph on Page 42, Financial Information Section of Annual Report, under the caption “Note H—Notes Payable”.

D.	Securities Authorized for Issuance Under Equity Compensation Plan:

Summary of equity compensation plans as of December 31, 2003:

		Weighted Average	Number Available
	Number	Exercise	for Future
	Outstanding	Price	Issuance
Equity compensation plans:
Approved by shareholders	624,226	$18.94	586,916
Not approved by shareholders	712,590	18.81	—
Resulting from share exchanges	961,251	16.85	—

Total	2,298,067	$18.07	586,916

E.	There were no purchases of equity securities by the issuer.

Item 6, Selected Financial Data.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption “Selected Consolidated Financial Data” under the column heading “As of and for the Year Ended December 31, 2003, 2002, 2001, 2000 and 1999”.

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from Pages 6-24, Financial Information Section of Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Page 5, Financial Information Section of Annual Report, under the caption “Cautions Regarding Forward-Looking Statements”.

Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference from Pages 21-24, Financial Information Section of Annual Report, under the caption “Trends Affecting Operations” and Page 5, Financial Information Section of Annual Report, under the caption “Cautions Regarding Forward-Looking Statements”.

Item 8, Financial Statements and Supplementary Data.

     See Item 15 (under subcaption “A. Exhibits”) of this Form 10-K for specific description of financial statements incorporated by reference from Financial Information Section of Annual Report.

     Incorporated by reference from Page 2, Financial Information Section of Annual Report, under the caption “Quarterly Results of Operations”.

Item 9, Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A, Controls and Procedures.

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

PART III

Item 10, Directors and Executive Officers of the Registrant.

     Incorporated by reference from Capitol’s definitive proxy statement to be filed within 120 days after December 31, 2003.

     Executive officers of Capitol are as follows:

Name and		Year First Became
Principal Positions	Age	An Officer
Joseph D. Reid	61	1988
Chairman, President and Chief Executive Officer
David O’Leary	73	1988
Secretary
Robert C. Carr	64	1988
Executive Vice President and Treasurer
David J. Dutton	53	2000
Chief Information Officer
Cristin Reid English	35	1997
Chief Administrative Officer
Lee W. Hendrickson	48	1991
Chief Financial Officer
Michael L. Kasten	58	2002
Vice Chairman
Lyle W. Miller	60	2002
Vice Chairman
John S. Lewis	50	2002
President-Western Regions
Michael M. Moran	44	2000
Chief of Capital Markets
David K. Powers	58	1990
Director of Loan Administration
William E. Rheaume	62	1998
Senior Counsel
Bruce A. Thomas	46	1998
Chief of Bank Performance-Great Lakes Region
James F. Crawford	53	2000
Director of Strategic Products and Services
Brian K. English	38	2001
General Counsel
Charles J. McDonald	56	1989
Cashier-Great Lakes Region
Stephen D. Todd	53	2000
Director of Bank Performance-Western Regions
Marie D. Walker	44	1990
Senior Vice President, Director of Accounting
Leonard C. Zazula	49	1999
Cashier-Western Regions

Item 11, Executive Compensation.

     Incorporated by reference from Capitol’s definitive proxy statement to be filed within 120 days after December 31, 2003.

Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Incorporated by reference from Capitol’s definitive proxy statement to be filed within 120 days after December 31, 2003.

Item 13, Certain Relationships and Related Transactions.

     Incorporated by reference from Corporation’s definitive proxy statement to be filed within 120 days after December 31, 2003.

Item 14, Principal Accountant Fees and Services.

     Incorporated by reference from Corporation’s definitive proxy statement to be filed within 120 days after December 31, 2003.

[The remainder of this page intentionally left blank]

PART IV

Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A. Exhibits:

     The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and report of independent auditors included on Pages 25-54 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

Report of Independent Auditors.

Consolidated balance sheets—December 31, 2003 and 2002.

Consolidated statements of income—Years ended December 31, 2003, 2002 and 2001.

Consolidated statements of changes in stockholders’ equity—Years ended December 31, 2003, 2002 and 2001.

Consolidated statements of cash flows—Years ended December 31, 2003, 2002 and 2001.

Notes to consolidated financial statements.

     All financial statements and schedules have been incorporated by reference from the Annual Report or are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations. No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

B. Reports on Form 8-K:

     During the fourth quarter of 2003, the Registrant filed three reports on Form 8-K. A report on Form 8-K was filed by the Registrant on October 21, 2003, reporting third quarter earnings for the period ended September 30, 2003. A report on Form 8-K was filed on December 2, 2003 by the Registrant, reporting the proposed acquisition by Registrant of First Carolina State Bank. A report on Form 8-K was filed on December 4, 2003 by the Registrant, reporting the formation of Capitol Development Bancorp Limited I (CDBL1).

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
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 12, 2004.

/s/ Joseph D. Reid	/s/ Robert C. Carr

Joseph D. Reid, Chairman,	Robert C. Carr, Executive Vice President,
Chief Executive Officer and Director	Treasurer and Director

/s/ David O’Leary	/s/ Michael L. Kasten

David O’Leary, Secretary and Director	Michael L. Kasten, Vice Chairman and Director

/s/ Lyle W. Miller	/s/ Louis G. Allen

Lyle W. Miller, Vice Chairman and	Louis G. Allen, Director
Director

/s/ Paul R. Ballard	/s/ David L. Becker

Paul R. Ballard, Director	David L. Becker, Director

/s/ Michael J. Devine

Douglas E. Crist, Director	Michael J. Devine, Director

/s/ Gary A. Falkenberg

James C. Epolito, Director	Gary A. Falkenberg, Director

/s/ Joel I. Ferguson	/s/ Kathleen A. Gaskin

Joel I. Ferguson, Director	Kathleen A. Gaskin, Director

/s/ H. Nicholas Genova	/s/ Michael F. Hannley

H. Nicholas Genova, Director	Michael F. Hannley, Director

/s/ Lewis D. Johns	/s/ John S. Lewis

Lewis D. Johns, Director	John S. Lewis, President, Western
Regions and Director

/s/ Humberto S. Lopez	/s/ Leonard Maas

Humberto S. Lopez, Director	Leonard Maas, Director

/s/ Kathryn L. Munro	/s/ Myrl D. Nofziger

Kathryn L. Munro, Director	Myrl D. Nofziger, Director

/s/ Cristin Reid English	/s/ Ronald K. Sable

Cristin Reid English, Chief Administrative	Ronald K. Sable, Director
Officer and Director

EXHIBIT INDEX

			Page Number or
			Incorporated by
Exhibit No.		Description	Reference from:
3		Articles of Incorporation and Bylaws	(1)

4		Instruments Defining the Rights of Security Holders:
	(a)	Common Stock Certificate	(1)
	(b)	Indenture dated December 18, 1997	(12)
	(c)	Subordinated Debenture	(12)
	(d)	Amended and Restated Trust Agreement dated December 18, 1997	(12)
	(e)	Preferred Security Certificate dated December 18, 1997	(12)
	(f)	Preferred Securities Guarantee Agreement of Capitol Trust I dated December 18, 1997	(12)
	(g)	Agreement as to Expenses and Liabilities of Capitol Trust I	(12)
	(h)	Capitol Bancorp Ltd. 2000 Incentive Stock Plan	(19)

10		Material Contracts:
	(a)	Amended and Restated Employment Agreement of Joseph D. Reid (dated March 17, 2003 and amendment dated April 17, 2003)	(20)
	(b)	Profit Sharing/401(k) Plan (as amended and restated April 1, 1995)	(11)
	(b1)	First and Second Amendments to Profit Sharing/ 401(k) Plan	(13)
	(b2)	Third, Fourth and Fifth Amendments to Profit Sharing/401(k) Plan	(15)
	(b3)	Sixth, Seventh, Eighth and Ninth Amendments to Profit Sharing/401(k) Plan	(16)
	(b4)	Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth Amendments to Profit Sharing/401(k) Plan	(18)
	(b5)	Sixteenth and Seventeenth Amendments to Profit Sharing/401(k) Plan	(19)
	(c)	Lease Agreement with Business & Trade Center, Ltd.	(9)
	(d)	Employee Stock Ownership Plan
		(as amended and restated February 10, 1994)	(10)
	(d1)	Second and Third Amendments to Employee Stock Ownership Plan	(13)
	(d2)	Fourth Amendment to Employee Stock Ownership Plan	(15)
	(d3)	Fifth Amendment to Employee Stock Ownership Plan	(16)
	(d4)	Sixth Amendment to Employee Stock Ownership Plan
	(d5)	Seventh Amendment to Employee Stock Ownership Plan

			Page Number or
			Incorporated by
Exhibit No.		Description	Reference from:
10		Material Contracts—continued:

	(e)	Employment Agreements with Robert C. Carr, John C. Smythe, and Charles J. McDonald	(2)
	(f)	Executive Supplemental Income
		Agreements with Robert C. Carr, Paul R. Ballard, Richard G. Dorner,
		James R. Kaye, Scott G. Kling, David K. Powers, John C. Smythe and Charles J. McDonald	(11)
	(g)	Consolidation Agreement between the Corporation and Portage Commerce Bank	(4)
	(h)	Employment Agreement with Richard G. Dorner	(4)
	(i)	Employment Agreement with David K. Powers	(5)
	(j)	Definitive Exchange Agreement and Closing Memorandum between the Registrant and United Savings Bank, FSB	(6)
	(k)	Employment Agreement with James R. Kaye	(7)
	(l)	Definitive Exchange Agreement between the Registrant and Financial Center Corporation	(8)
	(m)	Employment Agreement by and between Sun Community Bancorp Limited and Joseph D. Reid. (Exhibit 10.1 of Sun Community Bancorp Limited)	(14)
	(n)	Employment Agreement by and between Sun Community Bancorp Limited and John S. Lewis. (Exhibit 10.7 of Sun Community Bancorp Limited)	(14)
	(o)	Anti-dilution Agreement by and between Sun Community Bancorp Limited and Capitol Bancorp Ltd. (Exhibit 10.10 of Sun Community Bancorp Limited)	(14)
	(p)	Plan of Share Exchange dated November 16, 2001 between and among Capitol Bancorp Ltd, and Sun Community Bancorp Limited	(17)

13		Annual Report to Security Holders
		A. Marketing Section of 2003 Annual Report*
		B. Financial Information Section of 2003 Annual Report

14		Code of Ethics	(21)

21		Subsidiaries of the Registrant

Page Number or
Incorporated by
Exhibit No.	Description	Reference from:
23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Key:

(1)	Form S-18, Reg. No. 33-24728C, filed September 15, 1988.

(2)	Form S-1, Reg. No. 33-30492, filed August 14, 1989.

(3)	Form S-1, Reg. No. 33-31323, filed September 29, 1989.

(4)	Originally filed as exhibit to Form 10-K for year ended December 31, 1990, filed March 6, 1991; refiled as exhibit to Form 10-KSB for year ended December 31, 1995, filed March 14, 1996, due to time limit for incorporation by reference pursuant to Regulation SB
Item 10(f).

(5)	Form 10-K for year ended December 31, 1991, filed February 28, 1992.

(6)	Form 8-K dated July 15, 1992, as amended under Form 8 on September 14, 1992.

(7)	Form 10-KSB for year ended December 31, 1992, filed February 25, 1993.

(8)	Form S-4, Reg. No. 33-73474, filed December 27, 1993.

(9)	Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.

(10)	Form 10-KSB for year ended December 31, 1994, filed March 15, 1995.

(11)	Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.

(12)	Post Effective Amendment No. 1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.

(13)	Form 10-K for year ended December 31, 1998, filed March 17, 1999.

(14)	Amendment No. 2 to the Registration Statement on Form S-1 of Sun Community Bancorp Limited (Registration No. 333-76719) dated June 15, 1999.

(15)	Form 10-K for year ended December 31, 1999, filed March 27, 2000.

(16)	Form 10-K for year ended December 31, 2000, filed March 23, 2001.

(17)	Amendment No. 4 to the Registration Statement on Form S-4 Reg. No. 333-73624 filed February 12, 2002.

(18)	Form 10-K for year ended December 31, 2001, filed March 15, 2002.

(19)	Form 10-K for year ended December 31, 2002, filed March 28, 2003.

(20)	Form 10-Q for the period ended March 31, 2003, filed May 14, 2003.

(21)	Capitol’s Code of Ethics is posted on its website at www.capitolbancorp.com

*	To be filed within 120 days after December 31, 2003.