Form 10-Q
period 2004-03-31
CAPITOL BANCORP LTD
filed 2004-04-30
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                    to

Commission file number 001-31708

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes (X) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     Common stock, No par value: 14,282,363 shares outstanding as of April 15, 2004.

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

PART I, ITEM I

CAPITOL BANCORP LTD.

Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003

	(Unaudited)
	March 31	December 31
	2004	2003
	(in thousands)
ASSETS
Cash and due from banks	$153,098	$145,896
Money market and interest-bearing deposits	12,741	13,570
Federal funds sold	158,605	124,157

Cash and cash equivalents	324,444	283,623
Loans held for resale	50,729	43,001
Investment securities:
Available for sale, carried at market value	66,086	83,386
Held for long-term investment, carried at amortized cost which approximates market value	11,405	9,821

Total investment securities	77,491	93,207
Portfolio loans:
Commercial	2,132,138	2,033,097
Real estate mortgage	145,531	143,343
Installment	69,309	71,000

Total portfolio loans	2,346,978	2,247,440
Less allowance for loan losses	(33,119)	(31,404)

Net portfolio loans	2,313,859	2,216,036
Premises and equipment	24,287	24,793
Accrued interest income	9,521	9,533
Goodwill and other intangibles	34,316	34,449
Other assets	33,153	32,420

TOTAL ASSETS	$2,867,800	$2,737,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$443,089	$435,599
Interest-bearing	1,932,762	1,853,065

Total deposits	2,375,851	2,288,664
Debt obligations:
Notes payable	111,674	92,774
Subordinated debentures	100,774	90,816

Total debt obligations	212,448	183,590
Accrued interest on deposits and other liabilities	14,959	14,965

Total liabilities	2,603,258	2,487,219
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	41,626	30,946
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 25,000,000 shares authorized; issued and outstanding: 2004 - 14,093,475 shares	182,375	180,957
2003 - 14,027,982 shares
Retained earnings	45,442	43,135
Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive income)	112	(200)

	227,929	223,892
Less unearned compensation regarding restricted stock and other	(5,013)	(4,995)

Total stockholders’ equity	222,916	218,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,867,800	$2,737,062

CAPITOL BANCORP LTD.

Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2004 and 2003
(in thousands, except per share data)

	Three Months Ended March 31
	2004	2003
Interest income:
Portfolio loans (including fees)	$40,030	$38,385
Loans held for resale	423	762
Taxable investment securities	530	431
Federal funds sold	292	284
Other	174	124

Total interest income	41,449	39,986
Interest expense:
Deposits	8,790	11,002
Debt obligations and other	2,429	1,997

Total interest expense	11,219	12,999

Net interest income	30,230	26,987
Provision for loan losses	3,508	1,890

Net interest income after provision for loan losses	26,722	25,097
Noninterest income:
Service charges on deposit accounts	1,083	1,071
Trust fee income	881	522
Fees from origination of non-portfolio residential mortgage loans	1,272	2,237
Gain (loss) on sale of investment securities available for sale	(444)	3
Other	1,346	696

Total noninterest income	4,138	4,529
Noninterest expense:
Salaries and employee benefits	15,387	13,427
Occupancy	2,133	1,873
Equipment rent, depreciation and maintenance	1,367	1,165
Other	5,039	4,691

Total noninterest expense	23,926	21,156

Income before federal income taxes and minority interest	6,934	8,470
Federal income taxes	2,528	2,944

Income before minority interest	4,406	5,526
Minority interest in net loss (income) of consolidated subsidiaries	10	(213)

NET INCOME	$4,416	$5,313

NET INCOME PER SHARE—Note D
Basic	$0.32	$0.45

Diluted	$0.30	$0.44

CAPITOL BANCORP LTD.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2004 and 2003
(in thousands except share data)

				Unearned
			Accumulated	Compensation
			Other	Regarding
	Common	Retained	Comprehensive	Restricted Stock
	Stock	Earnings	Income	and Other	Total
Three Months Ended March 31, 2003
Balances at January 1, 2003	$135,234	$26,318	$191	$(1,706)	$160,037
Issuance of 123,850 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	279				279
Issuance of 22,512 shares of common stock upon exercise of warrants	259				259
Surrender and cancellation of 71,914 shares of common stock in repayment of note receivable from exercise of stock options	(1,561)			1,561	0
Cash dividends paid ($.12 per share)		(1,403)			(1,403)
Components of comprehensive income:
Net income for the period		5,313			5,313
Market value adjustment for investment securities available for sale (net of income tax effect)			(14)		(14)

Comprehensive income for the period					5,299

BALANCES AT MARCH 31, 2003	$134,211	$30,228	$177	$(145)	$164,471

Three Months Ended March 31, 2004
Balances at January 1, 2004	$180,957	$43,135	$(200)	$(4,995)	$218,897
Issuance of 53,812 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	1,081				1,081
Issuance of 11,681 shares of restricted common stock	337			(337)	0
Recognition of compensation expense relating to restricted common stock				319	319
Cash dividends paid ($.15 per share)		(2,109)			(2,109)
Components of comprehensive income:
Net income for the period		4,416			4,416
Market value adjustment for investment securities available for sale (net of income tax effect)			312		312

Comprehensive income for the period					4,728

BALANCES AT MARCH 31, 2004	$182,375	$45,442	$112	$(5,013)	$222,916

CAPITOL BANCORP LTD.

Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2004 and 2003

	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$4,416	$5,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,508	1,890
Depreciation of premises and equipment	1,096	958
Amortization of goodwill and other intangibles	133	133
Net amortization (accretion) of investment security premiums (discounts)	(20)	29
Loss (gain) on sale of premises and equipment	9	(90)
Minority interest in net income (losses) of consolidated subsidiaries	(10)	213
Originations and purchases of loans held for resale	(178,877)	(257,718)
Proceeds from sales of loans held for resale	171,150	267,673
Increase in accrued interest income and other assets	(857)	(3,393)
Increase (decrease) in accrued interest expense on deposits and other liabilities	(6)	2,741

NET CASH PROVIDED BY OPERATING ACTIVITIES	542	17,749
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	18,950	4,625
Proceeds from calls, prepayments and maturities of investment securities	1,662	6,626
Purchases of investment securities	(4,406)	(17,681)
Net increase in portfolio loans	(101,331)	(61,594)
Proceeds from sales of premises and equipment	2	1,509
Purchases of premises and equipment	(601)	(1,205)

NET CASH USED BY INVESTING ACTIVITIES	(85,724)	(67,720)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	87,779	34,661
Net increase (decrease) in certificates of deposit	(592)	84,707
Net borrowings from (payments on) notes payable	18,900	(9,050)
Net proceeds from issuance of subordinated debentures	9,935	9,700
Resources provided by minority interests	10,690	3,579
Net proceeds from issuance of common stock	1,400	538
Cash dividends paid	(2,109)	(1,403)

NET CASH PROVIDED BY FINANCING ACTIVITIES	126,003	122,732

INCREASE IN CASH AND CASH EQUIVALENTS	40,821	72,761
Cash and cash equivalents at beginning of period	283,623	251,184

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$324,444	$323,945

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

     The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

     The consolidated balance sheet as of December 31, 2003 was derived from audited consolidated financial statements as of that date. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Note B – Implementation of New Accounting Standard

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (as revised December 2003—FIN 46(R)), clarifies when some entities previously not consolidated under prior accounting guidance, should be. In some instances, it also requires certain previously consolidated entities to be deconsolidated. FIN 46(R) is effective for periods ending after December 15, 2003 for special purpose entities and for periods ending after March 15, 2004 for other types of variable interest entities that are not defined as special purpose entities. Implementation of this new guidance required Capitol to deconsolidate its trusts which issued trust-preferred securities that are classified as debt obligations on Capitol’s consolidated balance sheet effective March 31, 2004.

     Although those trusts are no longer consolidated, the underlying subordinated debentures are reported as debt obligations on Capitol’s consolidated balance sheet. It is, however, unclear what effect, if any, such deconsolidation will have on the regulatory-capital treatment of those securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C – Stock Options

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

	Three Months Ended
	March 31
	2004	2003
Fair value assumptions:
Risk-free interest rate	3.5%	3.5%
Dividend yield	2.1%	2.2%
Stock price volatility	.29	.50
Expected option life	6 years	7 years
Aggregate estimated fair value of options granted (in thousands)	$2,346	$1,890

Net income (in thousands):
As reported	$4,416	$5,313
Less pro forma compensation expense regarding fair value of stock option awards, net of related income tax effect	(1,525)	(1,229)

Pro forma	$2,891	$4,084

Net income per share:
Basic:
As reported	$.32	$.45
Pro forma	.21	.35
Diluted:
As reported	.30	.44
Pro forma	$.20	$.34

     Stock option activity for the interim 2004 period is summarized as follows:

					Weighted
	Number of	Exercise			Average
	Stock Options	Price			Exercise
	Outstanding	Range			Price
Outstanding at January 1	2,298,067	$9.88	to	$27.23	$16.95
Exercised	(53,812)	11.00	to	25.92	15.30
Granted	282,158	27.05	to	28.75	27.13
Cancelled or expired	(5,254)

Outstanding at March 31	2,521,159	$9.88	to	$28.75	$18.69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C – Stock Options – Continued

     As of March 31, 2004, stock options outstanding had a weighted average remaining contractual life of 5 years. The following table summarizes stock options outstanding segregated by exercise price range:

		Weighted Average
			Remaining
Exercise Price	Number	Exercise	Contractual
Range	Outstanding	Price	Life
Less than $10.00	55,718	$9.88	3.7 years
$10.00 to 14.99	527,203	11.53	5.8 years
$15.00 to 19.99	871,932	16.57	4.2 years
$20.00 to 24.99	447,622	21.38	6.0 years
$25.00 or more	618,684	$26.60	4.9 years

Total outstanding	2,521,159

Note D – Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31
	2004	2003
Numerator—net income for the period	$4,416,000	$5,313,000

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	13,795,195	11,697,756
Weighted average number of unvested shares of restricted common stock outstanding	267,226	—
Effect of other dilutive securities	569,121	438,359

Denominator for diluted net income per share—
Weighted average number of common shares and potential dilution	14,631,542	12,136,115

Number of antidilutive stock options excluded from diluted earnings per share computation	—	202,372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note E – Bank Development Activities

     Bank development efforts are currently under consideration at March 31, 2004 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. During March 2004, Capitol completed the capitalization of Capitol Development Bancorp Limited II (CDBL II); CDBL II is substantially similar in structure and purpose to CDBLI which was formed in late 2003. At March 31, 2004, an application was pending for the formation of a de novo bank in Point Loma (San Diego County), California.

Note F – Pending Share Exchange Proposal

     As of March 31, 2004, a potential share exchange transaction was in the proposal stage regarding the minority interest of Sunrise Bank of San Diego which, if completed, would result in Capitol issuing approximately 175,000 additional shares of common stock and the majority-owned subsidiary becoming wholly-owned. Such proposed share exchange is subject to the separate approval of the minority shareholders of the bank and other contingencies.

Note G – Subsequent Acquisition of Bank

     Effective April 1, 2004, Capitol acquired First Carolina State Bank (First Carolina) located in Rocky Mount, North Carolina, in a purchase transaction with total consideration approximating $10 million. Approximately half of the consideration was paid in cash and the remainder through issuance of approximately 183,000 previously unissued shares of Capitol’s common stock. At March 31, 2004, First Carolina’s total assets approximated $61.7 million. Capitol’s acquisition of First Carolina will be accounted for under the purchase method of accounting and its results of operations will be included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition.

Note H – Impact of New Accounting Standards

     AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. The SOP prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. The effects of this new guidance on Capitol’s consolidated financial statements will depend on future acquisition activity, thus, its impact is not readily determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note H – Impact of New Accounting Standards – Continued

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on Capitol.

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

[The remainder of this page intentionally left blank]

PART I, ITEM 2

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Total assets approximated $2.9 billion at March 31, 2004, an increase of $131 million from the December 31, 2003 level of $2.7 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets
	(in $1,000’s)
	March 31	Dec 31
	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$332,342	$329,191
Brighton Commerce Bank	95,251	92,184
Capitol National Bank	224,935	221,426
Detroit Commerce Bank	54,404	44,954
Elkhart Community Bank	56,128	53,586
Goshen Community Bank	48,145	46,751
Grand Haven Bank	117,738	122,076
Kent Commerce Bank	82,108	81,437
Macomb Community Bank	89,377	86,001
Muskegon Commerce Bank	83,709	85,908
Oakland Commerce Bank	129,624	120,059
Paragon Bank & Trust	109,976	104,602
Portage Commerce Bank	163,163	161,028

Great Lakes Region Total	1,586,900	1,549,203
Southwest Region:
Arrowhead Community Bank	64,193	56,192
Bank of Las Vegas	41,742	35,374
Bank of Tucson	159,920	157,717
Black Mountain Community Bank	94,191	83,760
Camelback Community Bank	85,233	81,649
Desert Community Bank	58,121	61,537
East Valley Community Bank	42,472	43,925
Mesa Bank	80,856	70,308
Red Rock Community Bank	107,821	104,944
Southern Arizona Community Bank	85,588	84,374
Sunrise Bank of Albuquerque	72,095	66,359
Sunrise Bank of Arizona	129,865	126,114
Valley First Community Bank	46,785	47,069
Yuma Community Bank	51,721	46,143

Southwest Region Total	1,120,603	1,065,465
California Region:
Bank of Escondido	36,187	26,843
Napa Community Bank	58,641	53,509
Sunrise Bank of San Diego	74,544	67,235

California Region Total	169,372	147,587
Other, net	(9,075)	(25,193)

Consolidated	$2,867,800	$2,737,062

     Portfolio loans increased during the three-month 2004 period by approximately $100 million, compared to net loan growth of about $60 million during the corresponding period of 2003. The first three months of the year tends to be a slower period for loan growth; the 2004 loan growth was significantly higher than expected. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities.

     The allowance for loan losses at March 31, 2004 approximated $33 million or 1.41% of total portfolio loans, a slight increase from the year-end 2003 ratio of 1.40%.

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

	2004	2003
Allowance for loan losses at January 1	$31,404	$28,953
Loans charged-off:
Commercial	(1,942)	(887)
Real estate mortgage	(2)	(21)
Installment	(55)	(96)

Total charge-offs	(1,999)	(1,004)
Recoveries:
Commercial	191	154
Real estate mortgage	—	—
Installment	15	41

Total recoveries	206	195

Net charge-offs	(1,793)	(809)
Additions to allowance charged to expense	3,508	1,890

Allowance for loan losses at March 31	$33,119	$30,034

Average total portfolio loans for period ended March 31	$2,302,115	$2,023,830

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.31%	0.16%

     Net charge-offs of loans in the interim 2004 period increased approximately $1 million, compared to the corresponding 2003 period. The increase was mainly due to losses associated with loans secured by business equipment and accounts receivable, of which $500,000 related to the one loan for which a special $1 million provision for loan losses was also recorded during the period.

     The amounts of the allowance for loan losses allocated in the following table (in thousands) are based on management’s estimate of losses inherent in the portfolio at the balance-sheet date, include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

	March 31, 2004		December 31, 2003
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans
Commercial	$30,660	1.31%	$29,001	1.29%
Real estate mortgage	1,412	0.06	1,408	0.06
Installment	1,047	0.04	995	0.05

Total allowance for loan losses	$33,119	1.41%	$31,404	1.40%

Total portfolio loans outstanding	$2,346,978		$2,247,440

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	March 31	Dec 31
	2004	2003
Nonaccrual loans:
Commercial	$15,506	$19,852
Real estate	599	632
Installment	411	376

Total nonaccrual loans	16,516	20,860
Past due (≥90 days) loans:
Commercial	4,719	4,544
Real estate	728	1,083
Installment	210	385

Total past due loans	5,657	6,012

Total nonperforming loans	22,173	26,872
Other real estate owned and other repossessed assets	6,783	4,288

Total nonperforming assets	$28,956	$31,160

     Nonperforming loans decreased 17.5% or $4.7 million during the three-month period ended March 31, 2004, in large part, due to the resolution of one $2 million credit (without loss), during the period. Nonperforming loans at March 31, 2004 were less than 1% of total portfolio loans, a significant improvement from earlier recent reporting periods. Of the nonperforming loans at March 31, 2004, about 71% are real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans are generally secured by other business assets. Nonperforming loans at March 31, 2004 are in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

     At March 31, 2004, potential problem loans (including the previously mentioned nonperforming loans) approximated $120 million, or about 5% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher loan losses in the interim 2004 period.

     The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	March 31	Dec 31	March 31	Dec 31	March 31	Dec 31	March 31	Dec 31
	2004	2003	2004	2003	2004	2003	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$294,953	$287,766	$4,111	$3,912	$2,920	$2,926	1.39%	1.36%
Brighton Commerce Bank	83,948	79,554	831	795	1,000	1,000	0.99	1.00
Capitol National Bank	181,683	177,599	2,331	2,211	1,016	1,440	1.28	1.24
Detroit Commerce Bank	44,397	38,363	620	595	526	633	1.40	1.55
Elkhart Community Bank	52,629	48,388	583	616	111	89	1.11	1.27
Goshen Community Bank	44,272	39,810	465	578	—	101	1.05	1.45
Grand Haven Bank	102,067	101,645	2,250	1,887	4,308	3,178	2.20	1.86
Kent Commerce Bank	77,902	76,093	898	829	342	651	1.15	1.09
Macomb Community Bank	84,726	81,776	1,155	1,102	1,983	1,973	1.36	1.35
Muskegon Commerce Bank	77,855	79,223	1,034	1,026	1,245	2,677	1.33	1.30
Oakland Commerce Bank	96,913	93,920	2,003	1,459	2,532	3,022	2.07	1.55
Paragon Bank & Trust	93,008	89,499	1,282	1,365	1,080	1,446	1.38	1.53
Portage Commerce Bank	155,509	150,783	1,946	1,915	2,516	2,746	1.25	1.27

Great Lakes Region Total	1,389,862	1,344,419	19,509	18,290	19,579	21,882
Southwest Region:
Arrowhead Community Bank	49,399	46,135	540	527	—	—	1.09	1.14
Bank of Las Vegas	29,843	27,398	363	337	—	—	1.22	1.23
Bank of Tucson	102,117	102,244	1,075	1,149	—	—	1.05	1.12
Black Mountain Community Bank	63,837	63,184	797	725	198	571	1.25	1.15
Camelback Community Bank	66,866	66,260	1,210	882	135	140	1.81	1.33
Desert Community Bank	41,082	42,543	499	626	—	675	1.21	1.47
East Valley Community Bank	34,185	31,916	449	440	8	10	1.31	1.38
Mesa Bank	71,121	61,714	689	664	—	375	0.97	1.08
Red Rock Community Bank	72,449	71,138	2,025	1,812	1,884	2,613	2.80	2.55
Southern Arizona Community Bank	71,402	69,965	725	767	—	—	1.02	1.10
Sunrise Bank of Albuquerque	60,839	54,078	673	593	310	14	1.11	1.10
Sunrise Bank of Arizona	119,568	111,148	1,417	1,337	59	59	1.19	1.20
Valley First Community Bank	36,469	34,769	375	491	—	—	1.03	1.41
Yuma Community Bank	34,714	31,409	460	437	—	—	1.33	1.39

Southwest Region Total	853,891	813,901	11,297	10,787	2,594	4,457
California Region:
Bank of Escondido	14,055	9,273	185	120	—	—	1.32	1.29
Napa Community Bank	40,926	35,033	560	492	—	—	1.37	1.40
Sunrise Bank of San Diego	46,778	43,410	490	577	—	533	1.05	1.33

California Region Total	101,759	87,716	1,235	1,189	—	533	—	—
Other, net	1,466	1,404	1,078	1,138	—	—	—	—

Consolidated	$2,346,978	$2,247,440	$33,119	$31,404	$22,173	$26,872	1.41%	1.40%

Results of Operations

     Net income for the three months ended March 31, 2004 was $4.4 million, a decrease of $897,000 or 17% over the same period in 2003. Diluted earnings per share for the three-month 2004 period were $0.30 compared to $0.44 for the prior year period.

     Three particular items had a significant impact on first quarter earnings:

• Loan growth – As the Corporation’s banks grow their loan portfolios, they typically record additional loan loss reserves – an expense. As mentioned earlier, the first quarter of the year is the slowest period for loan growth. In 2004, consolidated first quarter loan growth was about $100 million. That compares to about $60 million in the same period of 2003. This significant early 2004 loan growth resulted in higher than planned provisions for loan losses.

• A special loan loss provision for one loan – In the first quarter of 2004 a special loan loss provision of $1 million was recorded related to a $1.5 million commercial loan, secured by receivables, and a long-term customer relationship going back to 1994. The loan has been in ‘nonperforming’ status since mid-2003. As additional information became available in the first quarter from both the borrower’s corporate and personal bankruptcy proceedings, management determined that the special loss provision was appropriate.

• Exiting investments in mutual funds – Some of Capitol’s banks had, as of December 31, 2003, invested their excess liquidity of about $57 million in short-term adjustable-rate mortgage mutual funds. At December 31, 2003, these securities were classified as available for sale and had an unrealized loss of about $470,000. These funds continued to be adversely impacted by volatility in the bond markets in the first quarter of 2004 and management determined that, from a risk-management perspective, Capitol’s investment policies should be revised to prohibit investments in mutual funds and, accordingly, all such funds were liquidated in April. The loss on those investments was accrued at March 31, 2004 and included in first quarter 2004 results.

     Net interest income for the first three months of 2004 totaled $30.2 million, a 12% increase compared to $27 million in 2003. This increase is attributable to the banks’ growth in size and a relatively stable interest rate environment. During this 2004 period, however, net interest margin decreased, in part, due to the added carrying costs of trust-preferred securities.

     Noninterest income for the three months ended March 31, 2004 was $4.1 million, a decrease of $391,000, or 9%, over the same period in 2003. Fees from origination of non-portfolio residential mortgage loans totaled $1.3 million for the first quarter of 2004, as compared to $2.2 million for the comparable period in 2003, decreasing as mortgage interest rates have recently risen, caused by a decrease in residential mortgage loan volume. Trust fee income accounts for the three-month 2004 period increased by 69%, compared to 2003, due to growth in the number and size of trust accounts.

     The provision for loan losses for the three-month period in 2004 was $3.5 million, as compared to $1.9 million for the same period in 2003. As previously mentioned, significant loan growth and a special loan loss provision relating to one loan in the 2004 period accounted for the majority of the increase in the provision, compared to the 2003 period. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense totaled $24 million for the three-month period, as compared to $21.2 million for the comparable period in 2003. The increase in noninterest expense is associated with growth in the size of the banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group and the addition of one bank in late 2003.

     Operating results (dollars in thousands) were as follows:

	Three months ended March 31
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2004	2003	2004	2003	2004	2003	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$5,403	$5,828	$1,194	$1,319	18.65%	21.91%	1.49%	1.73%
Brighton Commerce Bank	1,454	1,367	222	319	11.15	18.88	.95	1.60
Capitol National Bank	3,381	3,409	866	849	20.68	22.58	1.56	1.64
Detroit Commerce Bank	767	518	9	(21)	.79	n/a	.07	n/a
Elkhart Community Bank	921	810	186	118	10.66	9.64	.61	.61
Goshen Community Bank	695	749	151	118	9.59	10.30	1.30	1.19
Grand Haven Bank	1,752	2,511	(276)	569	n/a	22.01	n/a	1.79
Kent Commerce Bank	1,275	1,288	57	129	2.76	13.95	.28	1.34
Macomb Community Bank	1,428	1,371	204	(29)	9.23	n/a	.90	n/a
Muskegon Commerce Bank	1,432	1,614	303	366	13.37	17.29	1.44	1.74
Oakland Commerce Bank	1,822	1,909	(317)	382	n/a	16.54	n/a	1.32
Paragon Bank & Trust	1,735	2,164	265	166	9.51	6.41	1.00	.63
Portage Commerce Bank	2,679	2,732	575	565	17.92	20.37	1.41	1.61

Great Lakes Region Total	24,744	26,270	3,439	4,850
Southwest Region:
Arrowhead Community Bank	1,113	917	120	82	8.91	7.52	.78	.71
Bank of Las Vegas	595	382	(28)	(78)	n/a	n/a	n/a	n/a
Bank of Tucson	2,499	2,281	789	780	27.27	29.35	2.04	2.33
Black Mountain Community Bank	1,358	1,105	295	180	14.34	13.64	1.39	1.13
Camelback Community Bank	1,380	1,447	20	306	.94	14.98	.10	1.43
Desert Community Bank	943	964	157	121	8.40	9.28	1.05	.86
East Valley Community Bank	750	660	40	(86)	4.04	n/a	.38	n/a
Mesa Bank	1,522	1,345	307	388	17.65	24.07	1.66	2.31
Red Rock Community Bank	1,478	1,760	(60)	(106)	n/a	n/a	n/a	n/a
Southern Arizona Community Bank	1,367	1,282	350	305	17.38	17.61	1.67	1.56
Sunrise Bank of Albuquerque	1,312	963	226	105	15.53	10.85	1.33	.88
Sunrise Bank of Arizona	2,766	2,312	412	91	15.88	5.85	1.31	.42
Valley First Community Bank	729	689	101	69	6.76	4.82	.84	.66
Yuma Community Bank	854	753	129	82	9.41	8.71	1.10	.82

Southwest Region Total	18,666	16,860	2,858	2,239
California Region:
Bank of Escondido	276		(172)		n/a		n/a
Napa Community Bank	858	551	68	(11)	3.30	n/a	.48	n/a
Sunrise Bank of San Diego	1,219	935	213	43	10.35	2.30	1.24	.31

California Region Total	2,353	1,486	109	32
Other, net	(176)	(101)	(1,990)	(1,808)	n/a	n/a	n/a	n/a

Consolidated	$45,587	$44,515	$4,416	$5,313	7.97%	13.10%	.64%	.86%

n/a Not applicable
(1) Annualized for period presented.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $87 million for the three months ended March 31, 2004, less than the $119 million increase in the corresponding period of 2003. Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposits. The banks generally do not significantly rely on brokered deposits as a key funding source; brokered deposits approximated $170 million as of March 31, 2004, or about 7% of total deposits, a decrease of $15 million during the interim 2004 period. Brokered deposits, as a funding source, have decreased due to selective opportunities to grow local, core deposits at a lower cost.

     Noninterest-bearing deposits approximated 19% of total deposits at March 31, 2004 and at December 31, 2003. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.

     Interim 2004 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $324 million or 11% of total assets at March 31, 2004, compared with $284 million or 10% of total assets at December 31, 2003. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at March 31, 2004 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At March 31, 2004, the banks had approximately $66 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise. Included in those investments were approximately $47.4 million of mutual funds which were liquidated in April 2004, as discussed previously.

     Several of the banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $112 million and additional borrowing capacity approximated $43 million at March 31, 2004. They are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total borrowings have increased $19 million in the interim period of 2004. At March 31, 2004, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

     In March 2004, Capitol participated in a pooled trust-preferred securities offering, structured with a 30-year maturity and a variable interest rate, with net proceeds of approximately $9.9 million. These securities augment Capitol’s existing capital base, which totaled $365 million (subordinated debentures—formerly ‘trust-preferred securities’, minority interests in consolidated subsidiaries and stockholders’ equity) or 12.7% of total assets at March 31, 2004.

     Stockholders’ equity, as a percentage of total assets, approximated 8% at March 31, 2004 and at December 31, 2003.

     As of March 31, 2004, a potential share exchange transaction was in the proposal stage regarding the minority interests of Sunrise Bank of San Diego which, if completed, would result in Capitol issuing approximately 175,000 additional shares of common stock and the majority-owned subsidiary becoming wholly-owned. Such proposed share exchange is subject to the approval of the minority shareholders of the bank and other contingencies.

     Effective April 1, 2004, Capitol acquired First Carolina State Bank (First Carolina) located in Rocky Mount, North Carolina, in a purchase transaction with total consideration approximating $10 million. Approximately half of the consideration was paid in cash and the remainder through issuance of approximately 183,000 previously unissued shares of Capitol’s common stock. At March 31, 2004, First Carolina’s total assets approximated $61.7 million. Capitol’s acquisition of First Carolina will be accounted for under the purchase method of accounting and its results of operations will be included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition.

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

     In the first three months of 2004, interest rates have remained relatively stable. The Board of Governors of the Federal Reserve, which influences interest rates, has endeavored to maintain a relatively stable, low-rate environment. Home mortgage rates, however, have recently increased, which has adversely impacted fee income from the origination of residential mortgages. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.

     Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks are expected to detract from consolidated earnings performance and start-up banks formed in 2004 and beyond will similarly negatively impact short-term profitability.

     General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

     Media reports raising questions about the health of the domestic economy have continued in 2004. During the interim period of 2004, nonperforming loans have decreased, however, it is difficult to predict future movements in levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

     There are several new accounting standards either becoming effective or being issued in 2004. They are listed and discussed in Note H of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

     Capitol’s critical accounting policies are described on pages 8 and 9 of the financial section of its 2003 Annual Report. In the circumstances of Capitol, management believes its “critical accounting policies” are those which encompass the use of estimates (because of inherent subjectivity), accounting for goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and classification of trust-preferred securities.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	None.

(b)	None.

(c)	None.

(d)	Not applicable.

(e)	None.

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

On January 15, 2004, a report on Form 8-K was filed, reporting the proposed acquisition of AEA Bancshares, Inc. On January 30, 2004, a report on Form 8-K was filed which contained a copy of Capitol’s announcement of financial results for the year ended December 31, 2003.

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

Date: April 30, 2004

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