Form 10-Q
period 2004-06-30
CAPITOL BANCORP LTD
filed 2004-07-30
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

     Common stock, No par value: 14,504,869 shares outstanding as of July 15, 2004.

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

PART I, ITEM I

CAPITOL BANCORP LTD.

Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003

	(Unaudited)
	June 30	December 31
	2004	2003
	(in thousands)
ASSETS
Cash and due from banks	$162,904	$145,896
Money market and interest-bearing deposits	6,248	13,570
Federal funds sold	143,562	124,157

Cash and cash equivalents	312,714	283,623
Loans held for resale	41,922	43,001
Investment securities:
Available for sale, carried at market value	32,989	83,386
Held for long-term investment, carried at amortized cost which approximates market value	14,075	9,821

Total investment securities	47,064	93,207
Portfolio loans:
Commercial	2,283,735	2,033,097
Real estate mortgage	155,585	143,343
Installment	72,185	71,000

Total portfolio loans	2,511,505	2,247,440
Less allowance for loan losses	(35,137)	(31,404)

Net portfolio loans	2,476,368	2,216,036
Premises and equipment	30,343	24,793
Accrued interest income	9,646	9,533
Goodwill and other intangibles	40,196	34,449
Other assets	33,577	32,420

TOTAL ASSETS	$2,991,830	$2,737,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$481,523	$435,599
Interest-bearing	1,988,842	1,853,065

Total deposits	2,470,365	2,288,664
Debt obligations:
Notes payable	128,894	92,774
Subordinated debentures	100,798	90,816

Total debt obligations	229,692	183,590
Accrued interest on deposits and other liabilities	15,518	14,965

Total liabilities	2,715,575	2,487,219
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	38,469	30,946
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 25,000,000 shares authorized;
issued and outstanding: 2004 - 14,504,669 shares
2003 - 14,027,982 shares	192,510	180,957
Retained earnings	50,066	43,135
Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive (loss) income)	(61)	(200)

	242,515	223,892
Less unearned compensation regarding restricted stock and other	(4,729)	(4,995)

Total stockholders’ equity	237,786	218,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,991,830	$2,737,062

CAPITOL BANCORP LTD.

Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2004 and 2003
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Interest income:
Portfolio loans (including fees)	$42,038	$39,049	$82,068	$77,434
Loans held for resale	602	900	1,025	1,662
Taxable investment securities	266	613	796	1,044
Federal funds sold	354	407	646	691
Other	174	118	348	242

Total interest income	43,434	41,087	84,883	81,073
Interest expense:
Deposits	8,925	11,007	17,715	22,009
Debt obligations and other	2,561	2,114	4,990	4,111

Total interest expense	11,486	13,121	22,705	26,120

Net interest income	31,948	27,966	62,178	54,953
Provision for loan losses	2,536	1,826	6,044	3,716

Net interest income after provision for loan losses	29,412	26,140	56,134	51,237
Noninterest income:
Service charges on deposit accounts	1,162	1,045	2,245	2,116
Trust fee income	858	641	1,739	1,163
Fees from origination of non-portfolio residential mortgage loans	1,625	2,590	2,897	4,827
Realized gains (losses) on sales of investment securities available for sale	211	(3)	(233)	0
Other	1,900	944	3,246	1,640

Total noninterest income	5,756	5,217	9,894	9,746
Noninterest expense:
Salaries and employee benefits	16,202	14,144	31,589	27,571
Occupancy	2,122	1,788	4,255	3,661
Equipment rent, depreciation and maintenance	1,574	1,190	2,941	2,355
Other	4,866	4,831	9,905	9,522

Total noninterest expense	24,764	21,953	48,690	43,109

Income before federal income taxes and minority interest	10,404	9,404	17,338	17,874
Federal income taxes	3,733	3,211	6,261	6,155

Income before minority interest	6,671	6,193	11,077	11,719
Minority interest in net losses (income) of consolidated subsidiaries	240	(499)	250	(712)

NET INCOME	$6,911	$5,694	$11,327	$11,007

NET INCOME PER SHARE
Basic	$0.49	$0.46	$0.81	$0.92

Diluted	$0.47	$0.45	$0.77	$0.89

CAPITOL BANCORP LIMITED

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2004 and 2003
(in thousands except share data)

				Unearned
			Accumulated	Compensation
			Other	Regarding
	Common	Retained	Comprehensive	Restricted Stock
	Stock	Earnings	Income (Loss)	and Other	Total
Six Months Ended June 30, 2003
Balances at January 1, 2003	$135,234	$26,318	$191	$(1,706)	$160,037
Issuance of 176,118 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	1,209				1,209
Issuance of 22,512 shares of common stock upon exercise of warrants	259				259
Private placement of 549,000 shares of common stock to institutional investors	10,226				10,226
Surrender and cancellation of 74,179 shares of common stock in repayment of note receivable from exercise of stock options	(1,561)			1,561	0
Issuance of 214,169 shares of restricted common stock	4,422			(4,422)	0
Cash dividends paid ($0.24 per share)		(2,878)			(2,878)
Components of comprehensive income:
Net income for the period		11,007			11,007
Market value adjustment for investment securities available for sale (net of income tax effect)			(4)		(4)

Comprehensive income for the period					11,003

BALANCES AT JUNE 30, 2003	$149,789	$34,447	$187	$(4,567)	$179,856

Six Months Ended June 30, 2004
Balances at January 1, 2004	$180,957	$43,135	$(200)	$(4,995)	$218,897
Issuance of 183,349 shares of common stock in conjunction with acquisition of First Carolina State Bank	4,970				4,970
Issuance of 206,999 shares of common stock to acquire minority interest in bank subsidiary	4,974				4,974
Issuance of 73,276 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	1,232				1,232
Issuance of 13,063 shares of restricted common stock	377			(377)	0
Recognition of compensation expense relating to restricted common stock				643	643
Cash dividends paid ($0.31 per share)		(4,396)			(4,396)
Components of comprehensive income:
Net income for the period		11,327			11,327
Market value adjustment for investment securities available for sale (net of income tax effect)			139		139

Comprehensive income for the period					11,466

BALANCES AT JUNE 30, 2004	$192,510	$50,066	$(61)	$(4,729)	$237,786

CAPITOL BANCORP LTD.

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2004 and 2003

	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$11,327	$11,007
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	6,044	3,716
Depreciation of premises and equipment	2,273	1,907
Amortization of intangibles	271	266
Net amortization of investment security premiums	3	20
Loss (gain) on sale of premises and equipment	3	(85)
Minority interest in net income (losses) of consolidated subsidiaries	(250)	712
Originations and purchases of loans held for resale	(403,754)	(629,962)
Proceeds from sales of loans held for resale	404,833	615,305
Increase in accrued interest income and other assets	(5,773)	(4,241)
Increase (decrease) in accrued interest on deposits and other liabilities	(422)	465

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	14,555	(890)
INVESTING ACTIVITIES
Cash and cash equivalents of acquired subsidiary	4,202
Proceeds from sale of investment securities available for sale	66,774	14,163
Proceeds from calls, prepayments and maturities of investment securities	3,827	12,495
Purchases of investment securities	(17,130)	(30,659)
Net increase in portfolio loans	(217,729)	(95,793)
Proceeds from sales of premises and equipment	19	1,514
Purchases of premises and equipment	(6,101)	(2,910)

NET CASH USED BY INVESTING ACTIVITIES	(166,138)	(101,190)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	161,062	127,758
Net increase (decrease) in certificates of deposit	(32,904)	53,308
Net borrowings from (payments on) debt obligations	34,260	(10,700)
Net proceeds from issuance of subordinated debentures (trust-preferred securities)	9,935	9,700
Resources provided by minority interests	10,841	3,990
Net proceeds from issuance of common stock	1,876	11,694
Cash dividends paid	(4,396)	(2,878)

NET CASH PROVIDED BY FINANCING ACTIVITIES	180,674	192,872

INCREASE IN CASH AND CASH EQUIVALENTS	29,091	90,792
Cash and cash equivalents at beginning of period	283,623	251,184

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,714	$341,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD.

Note A — Basis of Presentation

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

     The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

     The consolidated balance sheet as of December 31, 2003 was derived from audited consolidated financial statements as of that date. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Note B — Implementation of New Accounting Standard

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (as revised December 2003—FIN 46(R)), clarifies when some entities previously not consolidated under prior accounting guidance, should be. In some instances, it also requires certain previously consolidated entities to be deconsolidated. FIN 46(R) is effective for periods ending after December 15, 2003 for special purpose entities and for periods ending after March 15, 2004 for other types of variable interest entities that are not defined as special purpose entities. Implementation of this new guidance required Capitol to deconsolidate its trusts which issued trust-preferred securities effective March 31, 2004 and report the underlying subordinated debentures as debt obligations on Capitol’s consolidated balance sheet at that date and thereafter.

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

	Six Months Ended
	June 30
	2004	2003
Fair value assumptions:
Risk-free interest rate	3.8%	3.4%
Dividend yield	2.3%	2.1%
Stock price volatility	.28	.48
Expected option life	6 years	7 years
Aggregate estimated fair value of options granted (in thousands)	$3,201	$2,237

Net income (in thousands):
As reported	$11,327	$11,007
Less pro forma compensation expense regarding fair value of stock option awards, net of related income tax effect	(2,081)	(1,476)

Pro forma	$9,246	$9,531

Net income per share:
Basic:
As reported	$0.81	$0.92
Pro forma	0.66	0.79
Diluted:
As reported	0.77	0.89
Pro forma	$0.63	$0.77

     Stock option activity for the interim 2004 period is summarized as follows:

			Weighted
	Number of	Exercise	Average
	Stock Options	Price	Exercise
	Outstanding	Range	Price
Outstanding at January 1	2,298,067	$9.88 to $27.23	$16.95
Exercised	(89,882)	11.00 to 25.92	14.87
Granted	405,158	22.43 to 28.75	26.52
Cancelled or expired	(5,515)

Outstanding at June 30	2,607,828	$9.88 to $28.75	$19.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C – Stock Options – Continued

     As of June 30, 2004, stock options outstanding had a weighted average remaining contractual life of 4.5 years. The following table summarizes stock options outstanding segregated by exercise price range:

		Weighted Average
			Remaining
Exercise Price	Number	Exercise	Contractual
Range	Outstanding	Price	Life
Less than $10.00	55,718	$9.88	3.5 years
$10.00 to 14.99	502,811	11.44	3.1 years
$15.00 to 19.99	861,244	16.58	4.8 years
$20.00 to 24.99	466,572	21.43	5.3 years
$25.00 or more	721,483	$26.46	4.8 years

Total outstanding	2,607,828

Note D – Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Numerator—net income for the period	$6,911,000	$5,694,000	$11,327,000	$11,007,000

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	14,098,637	12,347,032	13,946,916	12,024,188
Weighted average number of unvested shares of restricted common stock outstanding	265,133	—	266,179	—
Effect of other dilutive securities	440,280	424,439	497,504	385,295

Denominator for diluted net income per share—Weighted average number of common shares and potential dilution	14,804,050	12,771,471	14,710,599	12,409,483

Number of antidilutive stock options excluded from diluted earnings per share computation	721,483	100,626	—	100,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note E – Acquisition of Bank

     Effective April 1, 2004, Capitol acquired First Carolina State Bank (First Carolina) located in Rocky Mount, North Carolina, in a purchase transaction with total consideration approximating $10 million. Approximately half of the consideration was paid in cash and the remainder consisted of approximately 183,000 previously unissued shares of Capitol’s common stock. At March 31, 2004, First Carolina’s total assets approximated $61.7 million. Capitol’s acquisition of First Carolina was accounted for under the purchase-method of accounting and its results of operations are included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition. Goodwill of approximately $4 million was recorded in conjunction with this transaction and will not be amortized, but will be reviewed at least annually for impairment. Had this transaction occurred at the beginning of the periods presented, net income would have approximated $10.9 million ($0.73 per diluted share) and $11.1 million ($0.88 per diluted share) for the six months ended June 30, 2004 and 2003, respectively.

Note F – Bank Development Activities

     Bank development efforts are currently under consideration at June 30, 2004 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. During March 2004, Capitol completed the capitalization of Capitol Development Bancorp Limited II (CDBL II); CDBL II is substantially similar in structure and purpose to CDBL I which was formed in late 2003.

     During mid-2004, regulatory applications were approved for the formation of a de novo bank in Point Loma (San Diego County), California. Point Loma Community Bank will be a consolidated subsidiary of Capitol upon its opening, which is expected to occur in the third quarter of 2004.

Note G – Share Exchange Transaction

     A share exchange transaction regarding Sunrise Bank of San Diego was completed effective May 31, 2004. In this transaction, shares acquired from shareholders other than Capitol were exchanged for Capitol’s common stock according to an exchange ratio. Capitol issued approximately 207,000 shares of its common stock resulting from this share exchange, for aggregate consideration approximating $5 million, and the transaction has been accounted for using the purchase-method of accounting. Had this transaction occurred at the beginning of the periods presented, net income would have approximated $11.5 million ($0.77 per diluted share) and $11.1 million ($0.88 per diluted share) for the six months ended June 30, 2004 and 2003, respectively.

     Sunrise Bank of San Diego was previously included in Capitol’s consolidated financial statements. The carrying value of assets and liabilities of the bank closely approximated the fair value at the date of the share exchange. Additionally, goodwill of approximately $2 million was recorded in conjunction with the share exchange and will not be amortized, but will be reviewed at least annually for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note H – Proposed Share Exchange Transaction

     As of June 30, 2004, a potential share exchange transaction has been proposed regarding the minority interest of First California Northern Bancorp which, if completed, would result in Capitol issuing approximately 170,000 additional shares of common stock and the majority-owned subsidiary becoming wholly-owned. Such proposed share exchange is subject to the separate approval of the minority shareholders of First California Northern Bancorp at a meeting to be held in late August 2004.

Note I – Impact of New Accounting Standards

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

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Legislation has recently been introduced to substantially limit the FASB proposal. Due to the uncertainty of whether the proposal will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on Capitol.

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

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

     Total assets approximated $3 billion at June 30, 2004, an increase of $255 million from the December 31, 2003 level of $2.7 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets
	(in $1,000’s)
	June 30	Dec 31
	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$328,167	$329,191
Brighton Commerce Bank	96,025	92,184
Capitol National Bank	226,101	221,426
Detroit Commerce Bank	59,192	44,954
Elkhart Community Bank	60,744	53,586
Goshen Community Bank	48,951	46,751
Grand Haven Bank	112,876	122,076
Kent Commerce Bank	81,466	81,437
Macomb Community Bank	91,381	86,001
Muskegon Commerce Bank	94,088	85,908
Oakland Commerce Bank	128,898	120,059
Paragon Bank & Trust	107,202	104,602
Portage Commerce Bank	173,532	161,028

Great Lakes Region Total	1,608,623	1,549,203
First Carolina State Bank (1)	65,714	—
Southwest Region:
Arrowhead Community Bank	67,988	56,192
Bank of Las Vegas	49,868	35,374
Bank of Tucson	156,352	157,717
Black Mountain Community Bank	102,871	83,760
Camelback Community Bank	79,931	81,649
Desert Community Bank	59,842	61,537
East Valley Community Bank	41,869	43,925
Mesa Bank	87,643	70,308
Red Rock Community Bank	108,747	104,944
Southern Arizona Community Bank	80,449	84,374
Sunrise Bank of Albuquerque	76,010	66,359
Sunrise Bank of Arizona	133,343	126,114
Valley First Community Bank	52,965	47,069
Yuma Community Bank	55,028	46,143

Southwest Region Total	1,152,906	1,065,465
California Region:
Bank of Escondido	44,485	26,843
Napa Community Bank	65,953	53,509
Sunrise Bank of San Diego	72,198	67,235

California Region Total	182,636	147,587
Other, net	(18,049)	(25,193)

Consolidated	$2,991,830	$2,737,062

(1) Acquired effective April 1, 2004.

     Portfolio loans increased during the six-month 2004 period by approximately $264 million, compared to net loan growth of about $93 million during the corresponding period of 2003. Year-to-date loan growth includes the acquisition of First Carolina State Bank, effective April 1, 2004, which had portfolio loans totaling approximately $50 million at the acquisition date. Loan growth in the first quarter of 2004 approximated $100 million ($60 million in 2003). Second quarter 2004 loan growth approximated $114 million (excluding the impact of the First Carolina acquisition) compared to $32 million in 2003. 2004 loan growth has been significant due to higher loan demand. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities.

     The allowance for loan losses at June 30, 2004 approximated $35 million or 1.40% of total portfolio loans, which equaled the year-end 2003 ratio.

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

	2004	2003
Allowance for loan losses at January 1	$31,404	$28,953
Allowance for loan losses of acquired bank subsidiary	724
Loans charged-off:
Commercial	(3,469)	(3,396)
Real estate mortgage	(99)	(21)
Installment	(140)	(241)

Total charge-offs	(3,708)	(3,658)
Recoveries:
Commercial	631	411
Real estate mortgage	11	—
Installment	31	67

Total recoveries	673	478

Net charge-offs	(3,035)	(3,180)
Additions to allowance charged to expense	6,044	3,716

Allowance for loan losses at June 30	$35,137	$29,489

Average total portfolio loans for period ended June 30	$2,374,923	$2,050,204

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.26%	0.31%

     Net charge-offs of loans in the interim 2004 period decreased approximately $145,000, compared to the corresponding 2003 period. The decrease was mainly due to recoveries associated with commercial loans, while the amount of charge-offs remained about the same for the periods.

     The amounts of the allowance for loan losses allocated in the following table (in thousands) are based on management’s estimate of losses inherent in the portfolio at the balance-sheet date, include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

	June 30, 2004		December 31, 2003
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans
Commercial	$32,448	1.29%	$29,001	1.29%
Real estate mortgage	1,645	0.07	1,408	0.06
Installment	1,044	0.04	995	0.05

Total allowance for loan losses	$35,137	1.40%	$31,404	1.40%

Total portfolio loans outstanding	$2,511,505		$2,247,440

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	June 30	Dec 31
	2004	2003
Nonaccrual loans:
Commercial	$16,823	$19,852
Real estate	886	632
Installment	569	376

Total nonaccrual loans	18,278	20,860
Past due (≥90 days) loans:
Commercial	6,947	4,544
Real estate	970	1,083
Installment	305	385

Total past due loans	8,222	6,012

Total nonperforming loans	26,500	26,872
Other real estate owned and other repossessed assets	3,498	4,288

Total nonperforming assets	$29,998	$31,160

     Nonperforming loans decreased 1.38% or $372,000 during the six-month period ended June 30, 2004, in large part, due to the resolution of one $2 million credit (without loss), during the period. Nonperforming loans at June 30, 2004 were 1.06% of total portfolio loans, a significant improvement from the corresponding period in 2003 of 1.28%. Of the nonperforming loans at June 30, 2004, about 72% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at June 30, 2004 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

     At June 30, 2004, potential problem loans (including the previously mentioned nonperforming loans) approximated $120 million, or about 5% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher provisions for loan losses in the interim 2004 period.

     The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	June 30	Dec 31	June 30	Dec 31	June 30	Dec 31	June 30	Dec 31
	2004	2003	2004	2003	2004	2003	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$294,629	$287,766	$4,086	$3,912	$6,186	$2,926	1.39%	1.36%
Brighton Commerce Bank	84,394	79,554	856	795	1,000	1,000	1.01	1.00
Capitol National Bank	188,692	177,599	2,467	2,211	1,677	1,440	1.31	1.24
Detroit Commerce Bank	54,763	38,363	660	595	318	633	1.21	1.55
Elkhart Community Bank	55,483	48,388	583	616	82	89	1.05	1.27
Goshen Community Bank	44,753	39,810	471	578	21	101	1.05	1.45
Grand Haven Bank	104,855	101,645	2,522	1,887	4,762	3,178	2.41	1.86
Kent Commerce Bank	77,110	76,093	900	829	430	651	1.17	1.09
Macomb Community Bank	86,477	81,776	1,269	1,102	2,055	1,973	1.47	1.35
Muskegon Commerce Bank	85,301	79,223	1,004	1,026	1,409	2,677	1.18	1.30
Oakland Commerce Bank	96,209	93,920	2,024	1,459	2,067	3,022	2.10	1.55
Paragon Bank & Trust	91,713	89,499	1,348	1,365	929	1,446	1.47	1.53
Portage Commerce Bank	158,058	150,783	1,818	1,915	2,140	2,746	1.15	1.27

Great Lakes Region Total	1,422,437	1,344,419	20,008	18,290	23,076	21,882
First Carolina State Bank (1)	50,714	—	525	—	16	—	1.04	—
Southwest Region:
Arrowhead Community Bank	57,409	46,135	563	527	—	—	0.98	1.14
Bank of Las Vegas	33,511	27,398	363	337	—	—	1.08	1.23
Bank of Tucson	101,283	102,244	1,075	1,149	455	—	1.06	1.12
Black Mountain Community Bank	71,824	63,184	845	725	201	571	1.18	1.15
Camelback Community Bank	70,981	66,260	1,304	882	308	140	1.84	1.33
Desert Community Bank	51,635	42,543	605	626	—	675	1.17	1.47
East Valley Community Bank	36,949	31,916	466	440	7	10	1.26	1.38
Mesa Bank	75,088	61,714	701	664	—	375	0.93	1.08
Red Rock Community Bank	66,751	71,138	1,765	1,812	954	2,613	2.64	2.55
Southern Arizona Community Bank	71,453	69,965	709	767	—	—	0.99	1.10
Sunrise Bank of Albuquerque	61,220	54,078	740	593	721	14	1.21	1.10
Sunrise Bank of Arizona	123,525	111,148	1,542	1,337	57	59	1.25	1.20
Valley First Community Bank	47,419	34,769	453	491	—	—	0.96	1.41
Yuma Community Bank	38,133	31,409	465	437	99	—	1.22	1.39

Southwest Region Total	907,181	813,901	11,596	10,787	2,802	4,457
California Region:
Bank of Escondido	25,541	9,273	245	120	—	—	0.96	1.29
Napa Community Bank	47,627	35,033	645	492	606	—	1.35	1.40
Sunrise Bank of San Diego	56,488	43,410	515	577	—	533	0.91	1.33

California Region Total	129,656	87,716	1,405	1,189	606	533	—	—
Other, net	1,517	1,404	1,603	1,138	—	—	—	—

Consolidated	$2,511,505	$2,247,440	$35,137	$31,404	$26,500	$26,872	1.40%	1.40%

(1) Acquired effective April 1, 2004.

Results of Operations

     Second quarter 2004 earnings were a new record level, $6.9 million, an increase of $1.2 million over the same period in 2003; diluted earnings per share were $0.47 for the 2004 period compared to $0.45 in 2003. Net income for the six months ended June 30, 2004 was $11.3 million, an increase of $320,000 or 3% over the same period in 2003. Diluted earnings per share for the six-month 2004 period were $0.77 compared to $0.89 for the prior year period. The marginal increase in six-month results was due to decreased earnings in the first quarter of 2004.

     Net interest income for the first six months of 2004 totaled $62.2 million, a 13% increase compared to $55 million in 2003. Net interest income for the second quarter of 2004 totaled $32 million, a 14% increase, compared to $28 million for the comparable period in 2003. This increase is attributable to the banks’ growth in size and a relatively stable interest rate environment.

     Noninterest income for the six months ended June 30, 2004 was $9.9 million, an increase of $148,000, or 2%, over the same period in 2003. Noninterest income for the quarter ended June 30, 2004 was $5.8 million, an increase of $539,000, or 10%, over the same period in 2003. Fees from origination of nonportfolio residential mortgage loans totaled $1.6 million for the second quarter of 2004, and were $2.9 million for the six-month period, as compared to $2.6 million and $4.8 million for the comparable periods in 2003, respectively, due to lower volume of loan fees derived from residential mortgage loan refinance activity resulting from higher interest rates. Service charges on deposit accounts increased in the six-month 2004 period by 6%, compared to 2003, due to growth in the size of banks. Trust fee income increased nearly 50% in the 2004 six-month period, compared to 2003, due to larger account activity.

     The provision for loan losses for the six-month period in 2004 was $6 million, as compared to $3.7 million for the same period in 2003. The provision for loan losses for the quarter ended June 30, 2004 was $2.5 million as compared to $1.8 million during the corresponding 2003 period. Provisions for loan losses in the first quarter, totaling $3.5 million, were higher than in the prior year due to higher than expected loan growth very early in 2004 and a special $1 million loss provision relating to one customer relationship. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense totaled $48.7 million for the six-month period and $24.8 million for the second quarter in 2004, as compared to $43.1 million and $22 million, respectively, for the comparable periods in 2003. The increase in noninterest expense is associated with growth in the size of the banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group and the addition of one bank in late 2003 and effective April 1, 2004, the addition of First Carolina State Bank.

     Operating results (dollars in thousands) were as follows:

	Six months ended June 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2004	2003	2004	2003	2004	2003	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$10,795	$11,669	$2,143	$2,587	16.78%	21.29%	1.34%	1.65%
Brighton Commerce Bank	3,012	2,868	505	602	12.53	17.48	1.06	1.47
Capitol National Bank	6,740	6,686	1,721	1,682	20.50	22.10	1.55	1.62
Detroit Commerce Bank	1,658	1,069	34	(296)	1.53	n/a	.14	n/a
Elkhart Community Bank	1,857	1,618	352	234	10.14	9.43	1.25	.61
Goshen Community Bank	1,523	1,457	293	186	9.33	8.06	1.24	.91
Grand Haven Bank	3,521	5,084	(117)	1,205	n/a	22.78	n/a	1.87
Kent Commerce Bank	2,622	2,622	324	316	7.97	13.95	.80	1.34
Macomb Community Bank	2,770	2,849	312	(144)	7.13	n/a	.70	n/a
Muskegon Commerce Bank	2,883	3,221	625	769	13.84	18.00	1.49	1.83
Oakland Commerce Bank	3,751	3,990	106	822	2.03	17.68	.15	1.33
Paragon Bank & Trust	3,469	4,264	521	407	9.47	7.82	.99	.76
Portage Commerce Bank	5,467	5,355	1,264	1,125	19.48	20.12	1.53	1.58

Great Lakes Region Total	50,068	52,752	8,083	9,495
First Carolina State Bank(2)	781	—	223	—	8.78	—	1.33	—
Southwest Region:
Arrowhead Community Bank	2,338	1,951	269	193	9.90	8.77	.87	.79
Bank of Las Vegas	1,274	880	(12)	(82)	n/a	n/a	n/a	n/a
Bank of Tucson	4,889	4,622	1,447	1,376	24.92	25.48	1.87	1.99
Black Mountain Community Bank	2,844	2,283	602	378	14.50	14.06	1.38	1.17
Camelback Community Bank	2,771	2,916	220	462	5.13	11.12	.55	1.05
Desert Community Bank	1,932	1,928	263	214	7.06	8.14	.92	.75
East Valley Community Bank	1,521	1,385	81	(138)	4.03	n/a	.39	n/a
Mesa Bank	3,189	2,761	700	738	20.12	22.11	1.79	2.18
Red Rock Community Bank	2,949	3,626	112	(9)	1.83	n/a	.21	n/a
Southern Arizona Community Bank	2,698	2,618	654	554	16.15	15.62	1.57	1.35
Sunrise Bank of Albuquerque	2,639	2,021	439	234	14.97	11.84	1.25	.90
Sunrise Bank of Arizona	5,775	4,653	1,120	292	21.00	8.99	1.75	.65
Valley First Community Bank	1,469	1,430	75	148	2.64	5.15	.34	.70
Yuma Community Bank	1,832	1,543	363	169	13.08	8.84	1.49	.83

Southwest Region Total	38,120	34,617	6,333	4,529
California Region:
Bank of Escondido	749	—	(230)	—	n/a	—	n/a	—
Napa Community Bank	1,890	1,171	102	67	4.29	1.69	.59	.33
Sunrise Bank of San Diego	2,938	2,223	617	249	13.68	6.49	1.75	.88

California Region Total	5,577	3,394	489	316
Other, net	231	56	(3,801)	(3,333)	n/a	n/a	n/a	n/a

Consolidated	$94,777	$90,819	$11,327	$11,007	9.96%	13.07%	.79%	.88%

n/a Not applicable

(1)	Annualized for period presented.

(2)	Acquired effective April 1, 2004.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $128 million (exclusive of the acquisition of First Carolina State Bank) for the six months ended June 30, 2004, less than the $181 million increase in the corresponding period of 2003. Growth occurred in most interest-bearing deposit categories, with the majority coming from money-market deposit accounts. The banks generally do not significantly rely on brokered deposits as a key funding source; brokered deposits approximated $177 million as of June 30, 2004, or about 7% of total deposits, a decrease of $8 million during the interim 2004 period. Brokered deposits, as a funding source, have decreased due to selective opportunities to grow local, core deposits at a lower cost.

     Noninterest-bearing deposits approximated 19% of total deposits at June 30, 2004 and at December 31, 2003. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.

     Interim 2004 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $312.7 million or 10% of total assets at June 30, 2004, compared with $284 million or 10% of total assets at December 31, 2003. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at June 30, 2004 is adequate to fund loan demand and meet depositor needs.

     During the six months ended June 30, 2004, sales of investment securities available for sale approximated $66.8 million, an unusually high level. That amount included about $57 million of mutual fund investments which management decided to liquidate, based on its first quarter review of those investments from a risk-management perspective, and for which a loss was incurred at March 31, 2004.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At June 30, 2004, the banks had approximately $33 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

     Several of the banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $101 million and additional borrowing capacity approximated $45 million at June 30, 2004. They are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total notes payable borrowings increased $36 million in the interim period of 2004. At June 30, 2004, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

     In March 2004, Capitol participated in a pooled trust-preferred securities offering, structured with a 30-year maturity and a variable interest rate, with net proceeds of approximately $9.9 million. These securities, totaling $100.8 million, augment Capitol’s existing capital base, which totaled $377 million (subordinated debentures—formerly ‘trust-preferred securities’, minority interests in consolidated subsidiaries and stockholders’ equity) or 12.6% of total assets at June 30, 2004.

     Stockholders’ equity, as a percentage of total assets, approximated 7.9% at June 30, 2004 and 8.0% at December 31, 2003.

     Effective April 1, 2004, Capitol acquired First Carolina State Bank (First Carolina) located in Rocky Mount, North Carolina, in a purchase transaction with total consideration approximating $10 million. Approximately half of the consideration was paid in cash and the remainder consisted of approximately 183,000 previously unissued shares of Capitol’s common stock. At March 31, 2004, First Carolina’s total assets approximated $61.7 million. Capitol’s acquisition of First Carolina was accounted for under the purchase-method of accounting and its results of operations are included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition.

     A share exchange transaction regarding Sunrise Bank of San Diego was completed effective May 31, 2004. In this transaction, the shares acquired from shareholders other than Capitol were exchanged for Capitol’s common stock according to an exchange ratio. Capitol issued approximately 207,000 shares of its common stock resulting from this share exchange, for aggregate consideration approximating $5 million, and the transaction has been accounted for using the purchase-method of accounting.

     As of June 30, 2004, a potential share exchange transaction has been proposed regarding the minority interest of First California Northern Bancorp which, if completed, would result in Capitol issuing approximately 170,000 additional shares of common stock and the majority-owned subsidiary becoming wholly-owned. Such proposed share exchange is subject to the separate approval of the minority shareholders of First California Northern Bancorp at a meeting to be held in late August 2004.

     Capitol’s operating strategy continues to be focused on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise. Accordingly, Capitol may invest in, acquire or otherwise develop additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain. Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol. Most recently, Capitol has recruited several regional bank development executives to pursue de novo and other bank development opportunities in certain regions of the United States where it seeks to expand in future periods.

     At June 30, 2004, one de novo bank is in process of organization, Point Loma Community Bank, located in San Diego County in California and will become a consolidated subsidiary upon opening, which is expected to occur in the third quarter of 2004.

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

     In the first six months of 2004, interest rates have remained relatively stable. The Board of Governors of the Federal Reserve, which influences interest rates, has endeavored to maintain a relatively stable, low-rate environment. Home mortgage rates, however, have recently increased, which has adversely impacted fee income from the origination of residential mortgages. However, effective June 30, 2004, the Open Market Committee of the Federal Reserve increased their key interest rate 1/4% and have indicated the possibility of future interest rate increases. Many of Capitol’s loans are variable-rate and, accordingly, such rate increases should result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.

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

Impact of New Accounting Standards

     There are several new accounting standards either becoming effective or being issued in 2004. They are listed and discussed in Notes B and I of the accompanying condensed consolidated financial statements.

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

PART I, ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Information about Capitol’s quantitative and qualitative disclosures about market risk were included in Capitol’s annual report on Form 10-K for the year ended December 31, 2003. Capitol does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein (Part I, Item 2), under the caption, “Trends Affecting Operations”.

PART I, ITEM 4

CONTROLS AND PROCEDURES

Capitol maintains disclosure controls and procedures designed to provide reasonable assurance that the information Capitol must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Capitol’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated Capitol’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Capitol’s disclosure controls and procedures, in all material respects, are effective in bringing to their attention on a timely basis material information relating to Capitol required to be included in Capitol’s periodic filings under the Exchange Act.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	None.

(b)	None.

(c)	None.

(d)	Not applicable.

(e)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Capitol’s annual meeting of shareholders was held May 6, 2004. At that meeting, the only matter voted on by the shareholders was the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast
All nominees for director were elected:	For	Withheld
Louis G. Allen	11,018,002	199,227
Paul R. Ballard	10,435,053	782,176
David L. Becker	10,189,117	1,028,112
Robert C. Carr	10,360,867	856,362
Douglas E. Crist	10,893,682	323,547
Michael J. Devine	10,911,483	305,746
Cristin Reid English	10,340,453	876,775
James C. Epolito	11,078,127	139,102
Gary A. Falkenberg	10,979,365	237,864
Joel I. Ferguson	10,155,898	1,061,331
Kathleen A. Gaskin	10,895,189	322,040
H. Nicholas Genova	11,049,905	167,324
Michael F. Hannley	10,356,823	860,406
Lewis D. Johns	10,019,795	1,197,434
Michael L. Kasten	10,324,299	892,930
John S. Lewis	10,356,726	860,503
Humberto S. Lopez	11,020,676	196,553
Leonard Maas	10,913,039	304,190
Lyle W. Miller	10,243,010	974,219
Kathryn L. Munro	11,090,463	126,766
Myrl D. Nofziger	10,150,881	1,066,348
David O’Leary	10,317,706	899,523
Joseph D. Reid	10,322,116	895,113
Ronald K. Sable	10,018,241	1,198,988

There were no broker non-votes.

PART II. OTHER INFORMATION — CONTINUED

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

On April 14, 2004, a report on Form 8-K was filed, reporting that, although earnings will be positive, the Corporation has initiated actions which will reduce reported EPS approximately 35% below reported earnings for the first quarter of last year ($.44). On April 23, 2004, a report on Form 8-K was filed, reporting first quarter 2004 earnings.

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

Date: July 30, 2004

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