Form 10-Q
period 2004-09-30
CAPITOL BANCORP LTD
filed 2004-10-29
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR
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

     Common stock, No par value: 14,742,591 shares outstanding as of October 20, 2004.

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

PART I, ITEM I

CAPITOL BANCORP LTD.

Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003

	(Unaudited)
	September 30	December 31
	2004	2003
	(in thousands)
ASSETS
Cash and due from banks	$157,162	$145,896
Money market and interest-bearing deposits	10,405	13,570
Federal funds sold	120,785	124,157

Cash and cash equivalents	288,352	283,623
Loans held for resale	35,199	43,001
Investment securities:
Available for sale, carried at market value	32,185	83,386
Held for long-term investment, carried at amortized cost which approximates market value	13,537	9,821

Total investment securities	45,722	93,207
Portfolio loans:
Commercial	2,376,624	2,033,097
Real estate mortgage	159,983	143,343
Installment	72,094	71,000

Total portfolio loans	2,608,701	2,247,440
Less allowance for loan losses	(37,027)	(31,404)

Net portfolio loans	2,571,674	2,216,036
Premises and equipment	31,838	24,793
Accrued interest income	10,245	9,533
Goodwill and other intangibles	42,082	34,449
Other assets	33,313	32,420

TOTAL ASSETS	$3,058,425	$2,737,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$494,626	$435,599
Interest-bearing	2,022,478	1,853,065

Total deposits	2,517,104	2,288,664
Debt obligations:
Notes payable	137,956	92,774
Subordinated debentures	100,822	90,816

Total debt obligations	238,778	183,590
Accrued interest on deposits and other liabilities	16,775	14,965

Total liabilities	2,772,657	2,487,219
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	39,758	30,946
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 25,000,000 shares authorized; issued and outstanding: 2004 - 14,738,891 shares	195,325	180,957
2003 - 14,027,982 shares
Retained earnings	55,038	43,135
Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive income)	51	(200)

	250,414	223,892
Less unearned compensation regarding restricted stock and other	(4,404)	(4,995)

Total stockholders’ equity	246,010	218,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,058,425	$2,737,062

CAPITOL BANCORP LIMITED

Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2004 and 2003
(in thousands, except per share data)

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2004	2003	2004	2003
Interest income:
Portfolio loans (including fees)	$44,492	$39,354	$126,560	$116,788
Loans held for resale	504	1,156	1,529	2,818
Taxable investment securities	275	549	1,071	1,593
Federal funds sold	407	306	1,053	997
Other	199	119	547	361

Total interest income	45,877	41,484	130,760	122,557
Interest expense:
Deposits	9,176	9,972	26,891	31,981
Debt obligations and other	2,767	2,093	7,757	6,204

Total interest expense	11,943	12,065	34,648	38,185

Net interest income	33,934	29,419	96,112	84,372
Provision for loan losses	3,553	2,892	9,597	6,608

Net interest income after provision for loan losses	30,381	26,527	86,515	77,764
Noninterest income:
Service charges on deposit accounts	1,091	1,112	3,336	3,228
Trust fee income	796	717	2,535	1,880
Fees from origination of non-portfolio residential mortgage loans	1,314	2,629	4,211	7,456
Realized losses on sale of investment securities available for sale	(191)	(2)	(424)	(2)
Other	1,531	985	4,777	2,625

Total noninterest income	4,541	5,441	14,435	15,187
Noninterest expense:
Salaries and employee benefits	14,493	13,927	46,082	41,498
Occupancy	2,173	1,983	6,428	5,644
Equipment rent, depreciation and maintenance	1,325	1,172	4,266	3,527
Other	6,191	5,302	16,096	14,824

Total noninterest expense	24,182	22,384	72,872	65,493

Income before federal income taxes and minority interest	10,740	9,584	28,078	27,458
Federal income taxes	3,861	3,405	10,122	9,560

Income before minority interest	6,879	6,179	17,956	17,898
Minority interest in net losses (income) of consolidated subsidiaries	560	(130)	810	(842)

NET INCOME	$7,439	$6,049	$18,766	$17,056

NET INCOME PER SHARE
Basic	$0.52	$0.46	$1.33	$1.38

Diluted	$0.50	$0.44	$1.27	$1.33

CAPITOL BANCORP LIMITED

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2004 and 2003
(in thousands except share data)

				Unearned
			Accumulated	Compensation
			Other	Regarding
	Common	Retained	Comprehensive	Restricted Stock
	Stock	Earnings	Income	and Other	Total
Nine Months Ended September 30, 2003
Balances at January 1, 2003	$135,234	$26,318	$191	$(1,706)	$160,037
Issuance of common stock to acquire minority interests in bank subsidiaries	20,002				20,002
Issuance of 183,465 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	2,646				2,646
Issuance of 22,512 shares of common stock upon exercise of warrants	259				259
Private placement of 549,000 shares of common stock to institutional investors	10,226				10,226
Surrender and cancellation of 74,179 shares of common stock in repayment of note receivable from exercise of stock options	(1,561)			1,561	0
Issuance of 255,632 shares of restricted common stock	5,202			(5,202)	0
Cash dividends paid ($0.36 per share)		(4,510)			(4,510)
Components of comprehensive income:
Net income for the period		17,056			17,056
Market value adjustment for investment securities available for sale (net of income tax effect)			(258)		(258)

Comprehensive income for the period					16,798

BALANCES AT SEPTEMBER 30, 2003	$172,008	$38,864	$(67)	$(5,347)	$205,458

Nine Months Ended September 30, 2004
Balances at January 1, 2004	$180,957	$43,135	$(200)	$(4,995)	$218,897
Issuance of 183,349 shares of common stock in conjunction with acquisition of First Carolina State Bank	4,970				4,970
Issuance of 346,947 shares of common stock to acquire minority interest in subsidiaries	8,665				8,665
Issuance of 167,550 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	356				356
Issuance of 13,063 shares of restricted common stock	377			(377)	0
Recognition of compensation expense relating to restricted common stock				968	968
Cash dividends paid ($0.48 per share)		(6,863)			(6,863)
Components of comprehensive income:
Net income for the period		18,766			18,766
Market value adjustment for investment securities available for sale (net of income tax effect)			251		251

Comprehensive income for the period					19,017

BALANCES AT SEPTEMBER 30, 2004	$195,325	$55,038	$51	$(4,404)	$246,010

CAPITOL BANCORP LTD.

Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
	(in thousands)
OPERATING ACTIVITIES
Net income	$18,766	$17,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,597	6,608
Depreciation of premises and equipment	3,520	2,959
Amortization of intangibles	410	399
Net amortization of investment security premiums	19	53
Loss (gain) on sale of premises and equipment	1	(68)
Minority interest in net income (losses) of consolidated subsidiaries	(810)	842
Compensation expense relating to restricted common stock	968	345
Originations and purchases of loans held for resale	(558,147)	(1,060,120)
Proceeds from sales of loans held for resale	565,950	1,078,759
Increase in accrued interest income and other assets	(6,526)	(1,993)
Increase in accrued interest expense on deposits and other liabilities	835	2,942

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,583	47,782
INVESTING ACTIVITIES
Cash and cash equivalents of acquired subsidiary	4,202	—
Proceeds from sale of investment securities available for sale	68,302	22,160
Proceeds from calls, prepayments and maturities of investment securities	5,098	14,963
Purchases of investment securities	(18,451)	(36,309)
Net increase in portfolio loans	(316,590)	(150,536)
Proceeds from sales of premises and equipment	22	1,496
Purchases of premises and equipment	(8,846)	(7,254)

NET CASH USED BY INVESTING ACTIVITIES	(266,263)	(155,480)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	172,176	167,525
Net increase in certificates of deposit	2,722	33,241
Net borrowings from (payments on) debt obligations	43,322	(10,200)
Net proceeds from issuance of subordinated debentures	9,935	9,700
Resources provided by minority interests	14,761	3,537
Net proceeds from issuance of common stock	356	12,786
Cash dividends paid	(6,863)	(4,510)

NET CASH PROVIDED BY FINANCING ACTIVITIES	236,409	212,079

INCREASE IN CASH AND CASH EQUIVALENTS	4,729	104,381
Cash and cash equivalents at beginning of period	283,623	251,184

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$288,352	$355,565

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

     The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

     The consolidated balance sheet as of December 31, 2003 was derived from audited consolidated financial statements as of that date. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Note B – Implementation of New Accounting Standard

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (as revised December 2003—FIN 46(R)), clarifies when some entities previously not consolidated under prior accounting guidance, should be. In some instances, it also requires certain previously consolidated entities to be deconsolidated. FIN 46(R) is effective for periods ending after December 15, 2003 for special purpose entities and for periods ending after March 15, 2004 for other types of variable interest entities that are not defined as special purpose entities. Implementation of this new guidance required Capitol to deconsolidate (or exclude) its trusts which issued trust-preferred securities effective March 31, 2004 and report the underlying subordinated debentures as debt obligations on Capitol’s consolidated balance sheet at that date and thereafter.

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

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2004	2003	2004	2003
Fair value assumptions:
Risk-free interest rate	3.9%	3.8%	3.8%	3.4%
Dividend yield	2.5%	1.8%	2.3%	2.0%
Stock price volatility	.22	.44	.26	.47
Expected option life	7 years	7 years	6.5 years	7 years
Aggregate estimated fair value of options granted (in thousands)	$1,074	$2,584	$4,275	$4,821

Net income (in thousands):
As reported	$7,439	$6,049	$18,766	$17,056
Less pro forma compensation expense regarding fair value of stock option awards, net of related income tax effect	(698)	(1,680)	(2,779)	(3,134)

Pro forma	$6,741	$4,369	$15,987	$13,922

Net income per share:
Basic:
As reported	$0.52	$0.46	$1.33	$1.38
Pro forma	0.47	0.33	1.14	1.13
Diluted:
As reported	0.50	0.44	1.27	1.33
Pro forma	$0.45	$0.32	$1.08	$1.08

     Stock option activity for the interim 2004 period is summarized as follows:

			Weighted
	Number of	Exercise	Average
	Stock Options	Price	Exercise
	Outstanding	Range	Price
Outstanding at January 1	2,298,067	$9.88 to $27.23	$16.95
Exercised	(390,290)	9.88 to 25.92	16.33
Granted	562,715	22.43 to 28.75	26.03
Cancelled or expired	(30,950)

Outstanding at September 30	2,439,542	$9.88 to $28.75	$19.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C – Stock Options – Continued

     As of September 30, 2004, stock options outstanding had a weighted average remaining contractual life of 4.7 years. The following table summarizes stock options outstanding segregated by exercise price range:

		Weighted Average
			Remaining
Exercise Price	Number	Exercise	Contractual
Range	Outstanding	Price	Life
Less than $10.00	11,500	$9.73	1.0 years
$ 10.00 to 14.99	380,693	11.66	6.1 years
$ 15.00 to 19.99	842,380	16.57	3.7 years
$ 20.00 to 24.99	557,361	21.92	4.5 years
$25.00 or more	647,608	$26.65	5.5 years

Total outstanding	2,439,542

Note D – Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2004	2003	2004	2003
Numerator—net income for the period	$7,439,000	$6,049,000	$18,766,000	$17,056,000

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	14,311,842	13,050,227	14,069,446	12,328,380
Weighted average number of unvested shares of restricted common stock outstanding	259,300	241,661	263,869	123,018
Effect of other dilutive securities (stock options)	422,391	515,132	426,651	414,884

Denominator for diluted net income per share—
Weighted average number of common shares and potential dilution	14,993,533	13,807,020	14,759,966	12,866,282

Number of antidilutive stock options excluded from diluted earnings per share computation	—	—	—	205,370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note E – Acquisition of Bank

     Effective April 1, 2004, Capitol acquired First Carolina State Bank (First Carolina) located in Rocky Mount, North Carolina, in a purchase transaction with total consideration approximating $10 million. Approximately half of the consideration was paid in cash and the remainder consisted of approximately 183,000 previously unissued shares of Capitol’s common stock. At March 31, 2004, First Carolina’s total assets approximated $61.7 million. Capitol’s acquisition of First Carolina was accounted for under the purchase-method of accounting and its results of operations are included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition. Goodwill of approximately $4 million was recorded in conjunction with this transaction and will not be amortized, but will be reviewed at least annually for impairment. Had this transaction occurred at the beginning of the periods presented, net income would have approximated $18.4 million ($1.23 per diluted share) and $17.3 million ($1.32 per diluted share) for the nine months ended September 30, 2004 and 2003, respectively.

Note F – Share Exchange Transactions

     A share exchange transaction regarding First California Northern Bancorp was completed effective August 31, 2004. A similar share exchange transaction regarding Sunrise Bank of San Diego was completed effective May 31, 2004. In each transaction, the shares acquired from shareholders other than Capitol were exchanged for Capitol’s common stock according to a fixed, but differing, exchange ratio. In total, Capitol issued approximately 347,000 shares of previously unissued common stock resulting from these share exchanges (for aggregate consideration approximating $8.7 million). These transactions have been recorded using the purchase-method of accounting. Had these transactions occurred at the beginning of the periods presented, net income would have approximated $19.0 million ($1.25 per diluted share) and $17.2 million ($1.30 per diluted share) for the nine months ended September 30, 2004 and 2003, respectively.

     Sunrise Bank of San Diego and First California Northern Bancorp were previously included in Capitol’s consolidated financial statements. The carrying value of assets and liabilities of the entities closely approximated the fair value at the date of the share exchanges. Additionally, goodwill of approximately $4 million was recorded in conjunction with the share exchanges and will not be amortized, but will be reviewed at least annually for impairment.

Note G – New Bank and Bank Development Activities

     Point Loma Community Bank, located in Point Loma (San Diego County), California opened in August 2004. It is majority-owned by First California Southern Bancorp, which is a majority-owned subsidiary of Capitol.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note G – New Bank and Bank Development Activities – Continued

     Bank development efforts are currently under consideration at September 30, 2004 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. During March 2004, Capitol completed the capitalization of Capitol Development Bancorp Limited II (CDBL II); CDBL II is substantially similar in structure and purpose to CDBL I which was formed in late 2003.

Note H – Impact of New Accounting Standards

     AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. The SOP prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. The effects of this new guidance on Capitol’s consolidated financial statements will depend on future loan or debt securities acquisition activity, thus, its impact is not readily determinable.

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, when finalized, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, when approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Legislation has been introduced to substantially limit the FASB proposal. Uncertainty continues as to whether the proposal will be finalized and the FASB has recently announced some major proposed revisions to it, including material changes to the fair-value methodology, among other things. Currently, the most recent announcements suggest that this guidance may become effective for periods beginning after June 15, 2005 for public companies. Management has not completed its review of the proposal or assessed its potential impact on Capitol.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note H – Impact of New Accounting Standards – Continued

     In 2003, the Emerging Issues Task Force of the FASB (EITF) addressed an issue regarding how companies should account for longer-term declines in value (below cost) of investment securities which are classified as available-for-sale. In the EITF’s consensus, expanded disclosures of declines in market value (below cost) of one year or more are required. Further, this new guidance sought to define “other than temporary declines” in market value, as applied to available-for-sale investment securities, including when such declines should be recognized as if they are realized losses. In October 2004, the effective dates for the definitional guidance (and related loss recognition guidance) were postponed. Based on Capitol’s current investment portfolio, management does not expect this guidance will have a significant effect on Capitol’s financial statements upon implementation.

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

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

     Total assets approximated $3.1 billion at September 30, 2004, an increase of $321 million from the December 31, 2003 level of $2.7 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets
	(in $1,000’s)
	Sept 30	Dec 31
	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$330,201	$329,191
Brighton Commerce Bank	101,064	92,184
Capitol National Bank	222,477	221,426
Detroit Commerce Bank	65,862	44,954
Elkhart Community Bank	64,119	53,586
Goshen Community Bank	52,894	46,751
Grand Haven Bank	117,493	122,076
Kent Commerce Bank	87,058	81,437
Macomb Community Bank	95,952	86,001
Muskegon Commerce Bank	93,490	85,908
Oakland Commerce Bank	132,046	120,059
Paragon Bank & Trust	110,588	104,602
Portage Commerce Bank	177,410	161,028

Great Lakes Region Total	1,650,654	1,549,203
First Carolina State Bank(1)	68,516	—
Southwest Region:
Arrowhead Community Bank	71,750	56,192
Bank of Las Vegas	52,439	35,374
Bank of Tucson	157,963	157,717
Black Mountain Community Bank	99,206	83,760
Camelback Community Bank	81,369	81,649
Desert Community Bank	64,870	61,537
East Valley Community Bank	48,980	43,925
Mesa Bank	97,827	70,308
Red Rock Community Bank	106,771	104,944
Southern Arizona Community Bank	84,891	84,374
Sunrise Bank of Albuquerque	71,541	66,359
Sunrise Bank of Arizona	138,302	126,114
Valley First Community Bank	51,501	47,069
Yuma Community Bank	59,187	46,143

Southwest Region Total	1,186,597	1,065,465
California Region:
Bank of Escondido	48,222	26,843
Napa Community Bank	68,833	53,509
Point Loma Community Bank(2)	14,321	—
Sunrise Bank of San Diego	67,529	67,235

California Region Total	198,905	147,587
Other, net	(46,247)	(25,193)

Consolidated	$3,058,425	$2,737,062

(1)	Acquired effective April 1, 2004.

(2)	Commenced operations in August 2004 and is 51%-owned by First California Southern Bancorp, a majority-owned subsidiary of Capitol.

     Portfolio loans increased during the nine-month 2004 period by approximately $361 million, compared to net loan growth of about $145 million during the corresponding period of 2003. Year-to-date loan growth includes the acquisition of First Carolina State Bank, effective April 1, 2004, which had portfolio loans totaling approximately $50 million at the acquisition date. Loan growth in the first quarter of 2004 approximated $100 million ($60 million in 2003). Second and third quarter 2004 loan growth approximated $114 million and $97 million, respectively, (excluding the second quarter impact of the First Carolina acquisition) compared to $32 million and $53 million in 2003. 2004 loan growth has been significant due to higher loan demand. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities.

     The allowance for loan losses at September 30, 2004 approximated $37 million or 1.42% of total portfolio loans, which was slightly higher than the year-end 2003 ratio of 1.40%.

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

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2004	2003	2004	2003
Allowance for loan losses at beginning of period	$35,137	$29,489	$31,404	$28,953
Allowance for loan losses of acquired bank subsidiary			724
Loans charged-off:
Commercial	(1,673)	(1,809)	(5,142)	(5,205)
Real estate mortgage	(17)	(26)	(116)	(47)
Installment	(108)	(251)	(248)	(492)

Total charge-offs	(1,798)	(2,086)	(5,506)	(5,744)
Recoveries:
Commercial	129	198	761	609
Real estate mortgage	—	—	10	—
Installment	6	20	37	87

Total recoveries	135	218	808	696

Net charge-offs	(1,663)	(1,868)	(4,698)	(5,048)
Additions to allowance charged to expense	3,553	2,892	9,597	6,608

Allowance for loan losses at September 30	$37,027	$30,513	$37,027	$30,513

Average total portfolio loans for the period	$2,566,005	$2,110,423	$2,437,698	$2,073,478

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.26%	0.35%	0.26%	0.32%

     Net charge-offs of loans in the nine-month interim 2004 period decreased by approximately $350,000, compared to the corresponding 2003 period. The decrease was mainly due to less installment loan charge-offs and higher recoveries associated with commercial loans.

     The amounts of the allowance for loan losses allocated in the following table (in thousands) are based on management’s estimate of losses inherent in the portfolio at the balance-sheet date, include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

	September 30, 2004		December 31, 2003
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans
Commercial	$34,400	1.32%	$29,001	1.29%
Real estate mortgage	1,596	0.06	1,408	0.06
Installment	1,031	0.04	995	0.05

Total allowance for loan losses	$37,027	1.42%	$31,404	1.40%

Total portfolio loans outstanding	$2,608,701		$2,247,440

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	Sept 30	Dec 31
	2004	2003
Nonaccrual loans:
Commercial	$20,258	$19,852
Real estate	1,291	632
Installment	592	376

Total nonaccrual loans	22,141	20,860
Past due (≥90 days) loans:
Commercial	5,291	4,544
Real estate	1,058	1,083
Installment	308	385

Total past due loans	6,657	6,012

Total nonperforming loans	$28,798	$26,872

Real estate owned and other repossessed assets	3,618	4,288

Total nonperforming assets	$32,416	$31,160

     Nonperforming loans at September 30, 2004 were 1.10% of total portfolio loans, a significant improvement from the corresponding period in 2003 of 1.48%. Nonperforming loans increased 7.2% or $1.9 million during the nine-month period ended September 30, 2004. Of the nonperforming loans at September 30, 2004, about 67% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at September 30, 2004 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

     Potential problem loans include loans which are generally performing as agreed; however, because of internal loan review’s and/or lending staff’s risk assessment, increased monitoring is deemed appropriate. In addition, some loans are assigned a more adverse classification, with specific performance issues or other risk factors requiring close management and development of specific remedial action plans.

     At September 30, 2004, potential problem loans (including the previously mentioned nonperforming loans) approximated $119 million, or about 5% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher provisions for loan losses in the interim 2004 period.

     The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	Sept 30	Dec 31	Sept 30	Dec 31	Sept 30	Dec 31	Sept 30	Dec 31
	2004	2003	2004	2003	2004	2003	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$298,109	$287,766	$3,990	$3,912	$3,874	$2,926	1.34%	1.36%
Brighton Commerce Bank	89,566	79,554	896	795	1,000	1,000	1.00	1.00
Capitol National Bank	193,946	177,599	2,526	2,211	1,884	1,440	1.30	1.24
Detroit Commerce Bank	60,835	38,363	776	595	156	633	1.28	1.55
Elkhart Community Bank	59,129	48,388	624	616	—	89	1.06	1.27
Goshen Community Bank	47,223	39,810	533	578	—	101	1.13	1.45
Grand Haven Bank	108,794	101,645	2,606	1,887	7,432	3,178	2.40	1.86
Kent Commerce Bank	82,182	76,093	1,092	829	375	651	1.33	1.09
Macomb Community Bank	92,268	81,776	1,309	1,102	1,668	1,973	1.42	1.35
Muskegon Commerce Bank	87,015	79,223	1,017	1,026	1,710	2,677	1.17	1.30
Oakland Commerce Bank	94,747	93,920	2,020	1,459	2,636	3,022	2.13	1.55
Paragon Bank & Trust	94,881	89,499	1,391	1,365	1,593	1,446	1.47	1.53
Portage Commerce Bank	164,715	150,783	1,911	1,915	2,321	2,746	1.16	1.27

Great Lakes Region Total	1,473,410	1,344,419	20,691	18,290	24,649	21,882
First Carolina State Bank(1)	50,638	—	525	—	23	—	1.04	—
Southwest Region:
Arrowhead Community Bank	59,937	46,135	600	527	—	—	1.00	1.14
Bank of Las Vegas	38,254	27,398	399	337	—	—	1.04	1.23
Bank of Tucson	107,300	102,244	1,125	1,149	811	—	1.05	1.12
Black Mountain Community Bank	79,058	63,184	923	725	218	571	1.17	1.15
Camelback Community Bank	75,107	66,260	1,050	882	—	140	1.40	1.33
Desert Community Bank	56,086	42,543	700	626	—	675	1.25	1.47
East Valley Community Bank	39,818	31,916	486	440	12	10	1.22	1.38
Mesa Bank	76,184	61,714	726	664	—	375	0.95	1.08
Red Rock Community Bank	73,652	71,138	1,796	1,812	965	2,613	2.44	2.55
Southern Arizona Community Bank	74,187	69,965	736	767	222	—	0.99	1.10
Sunrise Bank of Albuquerque	60,624	54,078	845	593	682	14	1.39	1.10
Sunrise Bank of Arizona	121,924	111,148	1,581	1,337	211	59	1.30	1.20
Valley First Community Bank	48,496	34,769	466	491	—	—	0.96	1.41
Yuma Community Bank	41,117	31,409	465	437	100	—	1.13	1.39

Southwest Region Total	951,744	813,901	11,898	10,787	3,221	4,457
California Region:
Bank of Escondido	30,189	9,273	315	120	—	—	1.04	1.29
Napa Community Bank	50,116	35,033	685	492	606	—	1.37	1.40
Point Loma Community Bank(2)	1,530	—	20	—	—	—	1.31	—
Sunrise Bank of San Diego	49,634	43,410	515	577	299	533	1.04	1.33

California Region Total	131,469	87,716	1,535	1,189	905	533	—	—
Other, net	1,440	1,404	2,378	1,138	—	—	—	—

Consolidated	$2,608,701	$2,247,440	$37,027	$31,404	$28,798	$26,872	1.42%	1.40%

(1)	Acquired effective April 1, 2004.

(2)	Commenced operations in August 2004 and is 51%-owned by First California Southern Bancorp, a majority-owned subsidiary of Capitol.

Results of Operations

     Third quarter 2004 earnings were a new record level, $7.4 million, an increase of $1.4 million over the same period in 2003; diluted earnings per share were $0.50 for the 2004 period compared to $0.44 in 2003. Net income for the nine months ended September 30, 2004 was $18.8 million, an increase of $1.7 million or 10% over the same period in 2003. Diluted earnings per share for the nine-month 2004 period were $1.27 compared to $1.33 for the prior year period. The marginal increase in the amount of nine-month earnings was due to lower income in the first quarter of 2004.

     Net interest income for the first nine months of 2004 totaled $96.1 million, a 14% increase compared to $84.4 million in 2003. Net interest income for the third quarter of 2004 totaled $33.9 million, a 15% increase, compared to $29.4 million for the comparable period in 2003. This increase is attributable to the banks’ growth in size and a continued strong net interest margin resulting from a relatively stable interest rate environment.

     Noninterest income for the nine months ended September 30, 2004 was $14.4 million, a decrease of $752,000, or 5%, over the same period in 2003. Noninterest income for the quarter ended September 30, 2004 was $4.5 million, a decrease of $900,000, or 17%, over the same period in 2003. Fees from origination of nonportfolio residential mortgage loans totaled $1.3 million for the third quarter of 2004, and were $4.2 million for the nine-month period, as compared to $2.6 million and $7.5 million for the comparable periods in 2003, respectively, due to lower volume of loan fees derived from residential mortgage loan refinance activity resulting from higher interest rates. Service charges on deposit accounts increased in the nine-month 2004 period by 3%, compared to 2003, due to growth in the size of banks. Trust fee income increased nearly 35% in the 2004 nine-month period, compared to 2003, due to larger account activity. Other noninterest income increased in the interim 2004 periods primarily due to gains on sale of SBA-guaranteed loans.

     The provision for loan losses for the nine-month period in 2004 was $9.6 million, as compared to $6.6 million for the same period in 2003. The provision for loan losses for the three months ended September 30, 2004 was $3.6 million as compared to $2.9 million during the corresponding 2003 period. Provisions for loan losses were higher than in the prior year due to loan growth and, in the first quarter of 2004, a special $1 million loss provision relating to one customer relationship. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense totaled $72.9 million for the nine-month period and $24.2 million for the third quarter in 2004, as compared to $65.5 million and $22.4 million, respectively, for the comparable periods in 2003. The increase in noninterest expense is associated with growth in the size of the banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group and the addition of a bank in late 2003 and the third quarter of 2004, along with, effective April 1, 2004, the addition of First Carolina State Bank.

     Operating results (dollars in thousands) were as follows:

	Nine months ended September 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2004	2003	2004	2003	2004	2003	2004	2003
Great Lakes Region:
Ann Arbor Commerce Bank	$16,157	$17,379	$3,161	$3,613	16.32%	19.66%	1.31%	1.52%
Brighton Commerce Bank	4,576	4,354	794	893	12.93	16.79	1.10	1.42
Capitol National Bank	10,212	9,926	2,605	2,626	20.34	22.70	1.55	1.69
Detroit Commerce Bank	2,760	1,680	66	(377)	1.78	n/a	.16	n/a
Elkhart Community Bank	2,859	2,379	525	335	9.90	8.29	1.21	.61
Goshen Community Bank	2,372	2,213	373	282	7.83	8.05	1.03	.89
Grand Haven Bank	5,235	7,480	(112)	1,723	n/a	21.38	n/a	1.76
Kent Commerce Bank	3,957	4,108	408	591	6.65	9.97	.68	1.03
Macomb Community Bank	4,242	4,227	596	(32)	9.06	n/a	.87	n/a
Muskegon Commerce Bank	4,602	4,798	1,082	1,091	15.68	16.85	1.66	1.71
Oakland Commerce Bank	5,681	6,021	520	1,233	6.96	16.97	.54	1.30
Paragon Bank & Trust	5,208	6,324	790	719	9.47	9.11	.99	.90
Portage Commerce Bank	8,556	7,979	2,045	1,738	20.18	20.50	1.61	1.60

Great Lakes Region Total	76,417	78,868	12,853	14,435
First Carolina State Bank(2)	1,591	—	326	—	4.23	—	.65	—
Southwest Region:
Arrowhead Community Bank	3,748	3,054	505	327	11.63	9.77	1.04	.86
Bank of Las Vegas	2,068	1,452	77	(39)	1.72	n/a	.18	n/a
Bank of Tucson	7,425	7,061	2,159	2,013	24.39	24.64	1.84	1.92
Black Mountain Community Bank	4,471	3,563	980	643	15.27	14.43	1.41	1.30
Camelback Community Bank	4,083	4,418	286	397	4.39	6.30	.47	.59
Desert Community Bank	3,044	2,881	427	325	7.49	7.58	.97	.77
East Valley Community Bank	2,383	2,154	150	(134)	4.83	n/a	.46	n/a
Mesa Bank	4,963	4,147	1,098	1,065	20.73	20.72	1.79	2.08
Red Rock Community Bank	4,462	5,310	358	(315)	3.90	n/a	.44	n/a
Southern Arizona Community Bank	4,106	3,989	976	849	15.81	15.64	1.56	1.34
Sunrise Bank of Albuquerque	3,937	3,236	674	411	14.84	13.31	1.27	.98
Sunrise Bank of Arizona	8,756	7,398	1,847	607	22.22	11.77	1.88	.86
Valley First Community Bank	2,358	2,276	188	211	4.21	4.84	.50	.64
Yuma Community Bank	2,906	2,478	643	340	15.00	11.67	1.69	1.08

Southwest Region Total	58,710	53,417	10,368	6,700
California Region:
Bank of Escondido	1,350	—	(244)	—	n/a	—	n/a	—
Napa Community Bank	2,884	1,901	327	154	5.20	2.58	.69	.47
Point Loma Community Bank(3)	31	—	(429)	—	n/a	—	n/a	—
Sunrise Bank of San Diego	4,124	3,217	826	325	11.66	5.60	1.53	.75

California Region Total	8,389	5,118	480	479
Other, net	88	341	(5,261)	(4,558)	n/a	n/a	n/a	n/a

Consolidated	$145,195	$137,744	$18,766	$17,056	10.76%	12.88%	.86%	.89%

n/a Not applicable

(1)	Annualized for period presented.

(2)	Acquired effective April 1, 2004.

(3)	Commenced operations in August 2004 and is 51%-owned by First California Southern Bancorp, a majority-owned subsidiary of Capitol.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $175 million (exclusive of the April 1, 2004 acquisition of First Carolina State Bank) for the nine months ended September 30, 2004, less than the $201 million increase in the corresponding period of 2003. Growth occurred in most interest-bearing deposit categories, with the majority coming from money-market deposit accounts. The banks generally do not significantly rely on brokered deposits as a key funding source; brokered deposits approximated $187 million as of September 30, 2004, or about 7% of total deposits, an increase of $1.1 million during the interim 2004 period. Brokered deposits, as a funding source, have increased in recent periods due to competitive environments and to aid in matching repricing of funding sources and assets.

     Noninterest-bearing deposits approximated 20% of total deposits at September 30, 2004 and 19% at December 31, 2003. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.

     Interim 2004 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $288 million or 9% of total assets at September 30, 2004, compared with $284 million or 10% of total assets at December 31, 2003. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at September 30, 2004 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At September 30, 2004, the banks had approximately $32 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

     During the nine months ended September 30, 2004, sales of investment securities available for sale approximated $68 million, an unusually high level. That amount included about $57 million of mutual fund investments which management decided to liquidate, based on its first quarter review of those investments from a risk-management perspective, and for which a loss approximating $500,000 was incurred as of March 31, 2004.

     Several of the banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $125 million and additional borrowing capacity approximated $104 million at September 30, 2004. They are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total notes payable borrowings increased $45 million in the interim period of 2004. At September 30, 2004, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

     In March 2004, Capitol participated in a pooled trust-preferred securities offering, structured with a 30-year maturity and a variable interest rate, with net proceeds of approximately $9.9 million. These securities, totaling $100.8 million, augment Capitol’s existing capital base, which totaled $387 million (subordinated debentures—formerly ‘trust-preferred securities’, minority interests in consolidated subsidiaries and stockholders’ equity) or 12.6% of total assets at September 30, 2004.

     Stockholders’ equity, as a percentage of total assets, approximated 8% at September 30, 2004 and at December 31, 2003.

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

     A share exchange transaction regarding First California Northern Bancorp was completed effective August 31, 2004. A similar share exchange transaction regarding Sunrise Bank of San Diego was completed effective May 31, 2004. In each transaction, the shares acquired from shareholders other than Capitol were exchanged for Capitol’s common stock according to a fixed, but differing, exchange ratio. In total, Capitol has issued approximately 347,000 shares of its common stock resulting from these share exchanges (for aggregate consideration approximating $8.7 million). These transactions have been recorded using the purchase-method of accounting. Had these transactions occurred at the beginning of the periods presented, net income would have approximated $19.0 million ($1.25 per diluted share) and $17.2 million ($1.30 per diluted share) for the nine months ended September 30, 2004 and 2003, respectively.

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

     In the first nine months of 2004, interest rates have remained relatively stable. The Board of Governors of the Federal Reserve, which influences interest rates, has endeavored to maintain a relatively stable, low-rate environment. Home mortgage rates, however, have recently fluctuated, which has adversely impacted fee income from the origination of residential mortgages, particularly from refinancing activities. Additionally, the Open Market Committee of the Federal Reserve increased their key interest rate by 1/4% both during the second and third quarters of 2004 and has indicated the possibility of future interest rate increases. Many of Capitol’s loans are variable-rate and, accordingly, such rate increases should result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.

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

     Media reports raising questions about the health of the domestic economy have continued in 2004. During the interim period of 2004, the amount of nonperforming loans has increased, however, it is difficult to predict future movements in levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

     There are several new accounting standards either becoming effective or being issued in 2004. They are listed and discussed in Notes B and H of the accompanying condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit No.	Description of Exhibit
10.1	Capitol Bancorp Ltd. 2003 Stock Plan.

10.2	Form of Stock Option Agreement for Awards Made Pursuant to the Capitol Bancorp Ltd. 2003 Stock Plan.

31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II. OTHER INFORMATION – Continued

(b)	Reports on Form 8-K:

On July 23, 2004, a report on Form 8-K was filed, reporting the Registrant’s earnings for the period ended June 30, 2004. On July 28, 2004, a report on Form 8-K was filed, announcing the Registrant’s third quarterly dividend, $0.17 per share, payable September 1, 2004 to shareholders of record as of August 16, 2004. On August 10, 2004, a report on Form 8-K was filed, reporting that the Registrant’s discussions with AEA Bancshares, Inc., a Washington corporation (“AEA”) had concluded and the related agreement announced earlier in 2004, providing for the Registrant’s acquisition of AEA, has been terminated. In that announcement, the Registrant announced its plans to pursue de novo bank development opportunities in the Seattle and the greater Northwestern region of the United States.

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
Joseph D. Reid
Chairman and CEO
(duly authorized to sign on behalf of the registrant)

/s/ Lee W. Hendrickson Lee W. Hendrickson
Chief Financial Officer

Date: October 29, 2004

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Capitol Bancorp Ltd. 2003 Stock Plan.

10.2	Form of Stock Option Agreement for Awards Made Pursuant to the Capitol Bancorp Ltd. 2003 Stock Plan.

31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.