Form 10-K
period 2004-12-31
CAPITOL BANCORP LTD
filed 2005-03-16
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2004 or
☐ TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31708

CAPITOL BANCORP LTD.

(Exact name of registrant as specified in its Charter)

MICHIGAN	38-2761672
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

Capitol Bancorp Center
200 Washington Square North
Lansing, Michigan 48933
(Address of principal executive offices)

Registrant’s telephone number, including area code: (517) 487-6555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each	Name of Each Exchange on Which Registered

Common Stock, no par value	New York Stock Exchange

8.50% Cumulative Trust
Preferred Securities, $10
Liquidation Amount	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

YES ☑   NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☑   NO ☐

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common security, as of the last business day of the registrant’s most recently completed second fiscal quarter: $307,280,293. (Such amount was computed based on shares held by non-affiliates as of February 25, 2004 and the common stock closing price reported by the New York Stock Exchange on June 30, 2004. For purposes of this computation, all executive officers, directors and 5% shareholders of registrant have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of registrant.)

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 14,888,400 as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

See Cross-Reference Sheet

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2004
Cross Reference Sheet

Item of Form 10-K	Incorporation by Reference From:
Part I
Item 1. Business	Pages F-6 – F-11, F-18 – F-25, F-34 – F-36 and F-47 – F-48, Financial Information Section of Annual Report

Item 2. Properties	Pages F-34 and F-45, Financial Information Section of Annual Report

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 – F-4, F-48 – F-49 and F-54 – F-55, Financial Information Section of Annual Report

Item 6. Selected Financial Data	Page F-2, Financial Information Section of Annual Report

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages F-5 and F-6 – F-25, Financial Information Section of Annual Report

Item 7a. Quantitative and Qualitative Disclosures About Market Risk	Pages F-5 and F-22 – F-25, Financial Information Section of Annual Report

Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-29 – F-59, Financial Information Section of Annual Report

Item 9a. Controls and Procedures	Page F-26, Financial Information Section of Annual Report

Part III
Item 10. Directors and Executive Officers of the Registrant	Proxy Statement

Item 11. Executive Compensation	Proxy Statement

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement

Item 13. Certain Relationships and Related Transactions	Proxy Statement

Item 14. Principal Accountant Fees and Services	Proxy Statement

Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	Pages F-29 – F-59, Financial Information Section of Annual Report

Key:
“Annual Report”	means the 2004 Annual Report of the Registrant provided to Stockholders and the Commission pursuant to Rule 14a-3(b). Capitol’s 2004 Annual Report is divided into two sections: a Financial Information Section and a Marketing Section.

“Proxy Statement”	means the Proxy Statement of the Registrant on Schedule 14A to be filed pursuant to Rule 14a-101, within 120 days after December 31, 2004.

Note:	The page number references herein are based on the paper version of the referenced documents. Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.

2004 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report that are not historical facts are forward-looking statements. Those forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words “intend”, “expect”, “project”, “estimate”, “predict”, “anticipate”, “should”, “will”, “may”, “believe” and similar expressions also identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol’s efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol’s banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol’s banks and Capitol’s ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol’s asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) changes in management and (xii) other risks detailed in Capitol’s other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions, many of which are based on assumptions relating to the above-stated forward-looking statements, that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates because of the inherent subjectivity and inaccuracy of any estimation. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

[The remainder of this page intentionally left blank]

PART I

Item 1. Business.

a. General development of business:

     Incorporated by reference from Pages F-6 – F-8, Financial Information Section of Annual Report, under the caption “Capitol Bancorp and its Banking Business”, and Pages F-34 – F-36, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation”.

b. Financial information about segments:

     Incorporated by reference from Pages F-34 – F-36, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation”.

c. Narrative description of business:

     Incorporated by reference from Pages F-6 – F-8, Financial Information Section of Annual Report, under the caption “Capitol Bancorp and its Banking Business”, Pages F-34 – F-36, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation”, Pages F-9 – F-11, Financial Information Section of Annual Report, under the caption “Critical Accounting Policies Affecting Capitol’s Financial Statements”, Pages F-22 – F-25, Financial Information Section of Annual Report, under the caption “Trends Affecting Operations” and Pages F-18 – F-21, Financial Information Section of Annual Report, under the caption “Liquidity, Capital Resources and Capital Adequacy”.

     At December 31, 2004, Capitol and its subsidiaries employed 864 full time equivalent employees.

     In 1997, the Registrant formed Capitol Trust I, a Delaware statutory business trust. Capitol Trust I’s business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of Capitol. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. During 2001, the Registrant formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities, which are structured similar to Capitol Trust I. Capitol Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003 and Capitol Trust IX was formed in 2004. Additional information regarding trust-preferred securities is incorporated by reference from Pages F-47 – F-48, Financial Information Section of Annual Report, under the caption “Note I—Subordinated Debt”.

     Capitol maintains an Internet web site at www.capitolbancorp.com that includes links to Capitol’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (the “SEC Reports”). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information on Capitol’s website is not incorporated into this Form 10-K or Capitol’s other securities filings and is not a part of those filings.

     The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol’s business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY (TABLE A)
CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2004, 2003 and 2002.

	2004			2003			2002
		Interest	(1)		Interest	(1)		Interest	(1)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost

ASSETS
Federal funds sold	$132,518	$1,620	1.22%	$127,599	$1,344	1.05%	$87,460	$1,376	1.57%
Money market and interest-bearing deposits	9,082	194	2.14%	6,301	78	1.24%	29,592	807	2.73%
Investment securities:
U.S. Treasury, government agencies, mutual funds and other	56,126	1,749	3.12%	87,498	2,581	2.95%	43,447	1,792	4.12%
States and political subdivisions							470	20	4.26%
Loans held for resale	43,383	2,150	4.96%	68,888	3,299	4.79%	51,042	2,674	5.24%
Portfolio loans (2)	2,492,379	173,376	6.96%	2,101,617	157,114	7.48%	1,884,646	149,785	7.95%

Total interest-earning assets/interest income	2,733,488	179,089	6.55%	2,391,903	164,416	6.87%	2,096,657	156,454	7.46%
Allowance for loan losses (deduct)	(34,815)			(30,018)			(26,010)
Cash and due from banks	135,261			123,781			99,604
Premises and equipment, net	29,099			22,696			18,184
Other assets	82,719			62,827			46,699

Total assets	$2,945,752			$2,571,189			$2,235,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$74,026	732	0.99%	$65,664	757	1.15%	$65,124	1,036	1.59%
Time deposits under $100,000	303,660	7,919	2.61%	324,858	10,052	3.09%	335,332	12,910	3.85%
Time deposits $100,000 and over	596,658	14,578	2.44%	571,549	17,169	3.00%	550,381	20,546	3.73%
Other interest-bearing deposits	998,544	13,466	1.35%	864,400	13,282	1.54%	654,853	13,356	2.04%
Notes payable and short-term borrowings	119,559	3,964	3.32%	89,822	3,608	4.02%	89,992	3,981	4.42%
Subordinated debentures	98,411	6,837	6.95%	59,901	4,622	7.72%	50,213	4,031	8.03%

Total interest-bearing liabilities/interest expense	2,190,858	47,496	2.17%	1,976,194	49,490	2.50%	1,745,895	55,860	3.20%

Noninterest-bearing demand deposits	464,530			370,726			303,227
Accrued interest on deposits and other liabilities	17,177			16,075			15,738
Minority interests in consolidated subsidiaries	35,740			27,931			45,324
Stockholders’ equity	237,447			180,263			124,950

Total liabilities and stockholders’ equity	$2,945,752			$2,571,189			$2,235,134

Net interest income		$131,593			$114,926			$100,594

Interest Rate Spread (3)			4.38%			4.37%			4.26%

Net Yield on Interest-Earning Assets (4)			4.81%			4.80%			4.80%

Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	1.25			1.21			1.20

(1)	Average yield/cost is determined by dividing the actual interest income/expense by the daily average balance of the asset or liability category.

(2)	Average balance of loans includes nonaccrual loans.

(3)	Interest rate spread represents the average yield on interest-earning assets less the average cost of interest-bearing liabilities.

(4)	Net yield is based on net interest income as a percentage of average total interest-earning assets.

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

	2004 compared to 2003			2003 compared to 2002
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:
Federal funds sold	$53	$223	$276	$510	$(542)	$(32)
Money market and interest-bearing deposits	44	72	116	(430)	(299)	(729)
Investment securities:
U.S. Treasury, government agencies, mutual funds and other	(971)	139	(832)	1,413	(624)	789
States and political subdivisions	—	—	—	(20)	—	(20)
Loans held for resale	(1,260)	111	(1,149)	870	(245)	625
Portfolio loans	27,735	(11,473)	16,262	16,569	(9,240)	7,329

Total	25,601	(10,928)	14,673	18,912	(10,950)	7,962

Increase (decrease) in interest expense:
Deposits:
Savings deposits	90	(115)	(25)	9	(288)	(279)
Time deposits under $100,000	(626)	(1,507)	(2,133)	(392)	(2,466)	(2,858)
Time deposits $100,000 and over	727	(3,318)	(2,591)	765	(4,142)	(3,377)
Other interest-bearing deposits	1,920	(1,736)	184	3,679	(3,753)	(74)
Notes payable and short-term borrowings	1,058	(702)	356	(8)	(365)	(373)
Subordinated debentures	2,715	(500)	2,215	753	(162)	591

Total	5,884	(7,878)	(1,994)	4,806	(11,176)	(6,370)

Increase (decrease) in net interest income	$19,717	$(3,050)	$16,667	$14,106	$226	$14,332

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated market value of investment securities as of December 31, 2004, 2003 and 2002 (in $1,000s):

	2004		2003		2002
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$330	$329	$832	$835	$2,505	$2,586
Government agencies	27,897	27,843	25,431	25,597	22,460	22,668
Mutual Funds			57,424	56,954
States and political subdivisions					101	101

	28,227	28,172	83,687	83,386	25,066	25,355

Other securities:
Federal Reserve Bank stock	535	535	483	483	424	424
Federal Home Loan Bank stock	10,878	10,878	6,732	6,732	5,950	5,950
Corporate stock	1,443	1,443	1,271	1,271	1,075	1,075
Other investments	1,335	1,335	1,335	1,335	1,335	1,335

Total other securities	14,191	14,191	9,821	9,821	8,784	8,784

Total investment securities	$42,418	$42,363	$93,508	$93,207	$33,850	$34,139

The table below shows the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 2004 (in $1,000s):

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Maturity:
Due in one year or less	$8,331	$8,293	2.23%
Due after one year but within five years	11,797	11,728	2.94%
Due after five years but within ten years	2,624	2,673	5.40%
Due after ten years	5,475	5,478	5.55%
Without stated maturities	14,191	14,191

Total	$42,418	$42,363

Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at
December 31, 2004:

U.S. Treasury securities			3 months
U.S. Agencies	6 years	and	5 months

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

	2004		2003		2002		2001		2000
Commercial - real estate	$1,969,746	73.15%	$1,600,334	71.21%	$1,531,637	76.91%	$1,154,757	66.57%	$865,382	63.83%
Commercial - other	474,746	17.63%	432,763	19.26%	257,399	12.93%	380,694	21.95%	308,354	22.74%

Total commercial loans	2,444,492	90.78%	2,033,097	90.46%	1,789,036	89.84%	1,535,451	88.52%	1,173,736	86.57%

Real estate mortgage	177,204	6.58%	143,343	6.38%	127,855	6.42%	121,676	7.01%	113,324	8.36%
Installment	71,208	2.64%	71,000	3.16%	74,481	3.74%	77,462	4.47%	68,738	5.07%

Total portfolio loans	$2,692,904	100.00%	$2,247,440	100.00%	$1,991,372	100.00%	$1,734,589	100.00%	$1,355,798	100.00%

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2004 according to scheduled repayments of principal:

	Fixed	Variable
	Rate	Rate	Total
Aggregate maturities of portfolio loan balances which are due in one year or less:	$364,506	$1,202,684	$1,567,190
After one year but within five years	606,149	429,582	1,035,731
After five years	46,448	20,326	66,774
Nonaccrual loans	23,209		23,209

Total	$1,040,312	$1,652,592	$2,692,904

The following summarizes, in general, Capitol’s various loan classifications:

Commercial - real estate
Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size is generally less than $1,000,000 and, at December 31, 2004, approximately 21% of such properties were owner-occupied and approximately 20% of the commercial real estate total consisted of a combination of multi-family and residential rental income properties (including construction).

Commercial - other
Includes a range of business credit products, current asset lines of credit and equipment term loans. These products bear higher inherent economic risk than other types of lending activities. A typical loan size is generally less than $500,000, and multiple account relationships serve to reduce such risks.

Real Estate Mortgage
Includes single family residential loans held for permanent portfolio and home equity lines of credit. Risks are nominal, borne out by loss experience, housing economic data and loan-to-value percentages.

Installment
Includes a broad range of installment credit products, secured by automobiles, boats, etc., with typical consumer credit risks.

All loans are subject to underwriting procedures commensurate with the loan size, nature of collateral, industry trends, risks and experience factors. Appropriate collateral is required for most loans, as is documented evidence of debt repayment sources.

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D CONTINUED)
CAPITOL BANCORP LIMITED

The aggregate amount of nonperforming portfolio loans is summarized below as of December 31 (in $1,000s). Nonperforming loans comprise of (a) loans accounted for on a nonaccrual basis, and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. See Note D of the Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

		2004	2003	2002	2001	2000
Nonperforming loans:
Nonaccrual loans:	Commercial	$20,618	$19,852	$15,444	$11,220	$4,082
	Real estate mortgage	2,396	632	560	356	163
	Installment	195	376	613	466	171

Total nonaccrual loans		23,209	20,860	16,617	12,042	4,416

Past due loans:	Commercial	3,529	4,544	5,728	4,290	1,656
	Real estate mortgage	1,382	1,083	323	787	534
	Installment	351	385	222	119	151

Total past due loans		5,262	6,012	6,273	5,196	2,341

Total nonperforming loans		$28,471	$26,872	$22,890	$17,238	$6,757

Nonperforming loans as a percentage of total portfolio loans		1.06%	1.20%	1.15%	0.99%	0.50%

Nonperforming loans as a percentage of total assets		0.92%	0.98%	0.95%	0.84%	0.41%

Allowance for loan losses as a percentage of nonperforming loans		131.97%	116.87%	126.49%	134.81%	258.24%

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

At December 31, 2004, potential problem loans (including nonperforming loans) approximated $113.2 million or about 4.2% of total consolidated portfolio loans. Such totals typically approximate 4% to 5% of loans outstanding and are an important part of management’s ongoing and augmented loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes these loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2004	2003	2002	2001	2000
Other real estate owned at January 1	$4,248	$4,605	$3,044	$3,094	$3,614

Properties acquired in restructure of loans or in lieu of foreclosure	4,233	3,898	4,578	860	324

Properties sold	(3,833)	(3,704)	(2,998)	(233)	(717)

Payments received from borrowers or tenants, credited to carrying amount	(552)	(121)	—	(3)	—

Other changes, net	(241)	(430)	(19)	(674)	(127)

Other real estate owned at December 31	$3,855	$4,248	$4,605	$3,044	$3,094

Other real estate owned is valued at the lower of cost or fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000s):

		2004	2003	2002	2001	2000
Allowance for loan losses at January 1		$31,404	$28,953	$23,238	$17,449	$12,639

Allowance for loan losses of acquired bank subsidiary		724

Loans charged off:
Commercial		(7,960)	(8,068)	(6,824)	(2,280)	(2,850)
Real estate mortgage		(96)	(115)	(352)	(143)	(204)
Installment		(332)	(608)	(527)	(506)	(117)

	Total charge-offs	(8,388)	(8,791)	(7,703)	(2,929)	(3,171)
Recoveries:
Commercial		1,007	1,277	588	485	734
Real estate mortgage		—	13	61	37	13
Installment		117	91	93	29	18

	Total recoveries	1,124	1,381	742	551	765

	Net charge-offs	(7,264)	(7,410)	(6,961)	(2,378)	(2,406)
Additions to allowance charged to expense		12,708	9,861	12,676	8,167	7,216

Allowance for loan losses at December 31		$37,572	$31,404	$28,953	$23,238	$17,449

Total portfolio loans outstanding at December 31		$2,692,904	$2,247,440	$1,991,372	$1,734,589	$1,355,798

Ratio of allowance for loan losses to portfolio loans outstanding		1.40%	1.40%	1.45%	1.34%	1.29%

Average total portfolio loans for the year		$2,492,379	$2,101,617	$1,884,646	$1,560,337	$1,213,192

Ratio of net charge-offs to average portfolio loans outstanding		0.29%	0.35%	0.37%	0.15%	0.20%

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the allowance for loan losses and description of factors which influence management’s judgment in determining the amount of the allowance for loan losses at the balance-sheet date.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E CONTINUED)
CAPITOL BANCORP LIMITED

The amount of the allowance for loan losses allocated in the following table (in $1,000s) as of December 31, are based on management’s estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2004		2003		2002		2001		2000
		Percentage		Percentage		Percentage		Percentage		Percentage
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans
Commercial	$34,753	1.29%	$29,001	1.29%	$27,226	1.37%	$20,570	1.19%	$16,096	1.19%
Real estate mortgage	1,808	0.07%	1,408	0.06%	1,009	0.05%	1,630	0.09%	285	0.02%
Installment	1,011	0.04%	995	0.05%	718	0.03%	1,038	0.06%	1,068	0.08%

Total allowance for loan losses	$37,572	1.40%	$31,404	1.40%	$28,953	1.45%	$23,238	1.34%	$17,449	1.29%

Total portfolio loans outstanding	$2,692,904		$2,247,440		$1,991,372		$1,734,589		$1,355,798

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$464,530		$370,726		$303,227
Savings deposits	74,026	0.99%	65,664	1.15%	65,124	1.59%
Time deposits under $100,000	303,660	2.61%	324,858	3.09%	335,332	3.85%
Time deposits $100,000 and over	596,658	2.44%	571,549	3.00%	550,381	3.73%
Other interest-bearing deposits	998,544	1.35%	864,400	1.54%	654,853	2.04%

Total deposits	$2,437,418		$2,197,197		$1,908,917

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2004 (in $1,000s):

Three months or less	$284,781
Three months to six months	98,197
Six months to twelve months	143,213
Over 12 months	138,655

Total	$664,846

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

	Year Ended December 31
	2004	2003	2002
Net income as a percentage of:
Average stockholders’ equity	11.25%	12.97%	13.33%
Average total assets	0.91%	0.91%	0.75%

Capital ratios:
Average stockholders’ equity as a percentage of average total assets	8.06%	7.01%	5.59%
Average total equity (stockholders’ equity and minority interests in consolidated subsidiaries) as a percentage of average total assets	9.27%	8.10%	7.62%
Average total capital funds (stockholders’ equity, minority interests in consolidated subsidiaries and trust-preferred securities) as a percentage of average total assets	12.61%	10.43%	9.86%

Dividend payout ratio (cash dividends per share as a percentage of net income per share):
Basic	34.57%	27.42%	26.83%
Diluted	36.31%	28.81%	28.03%

Item 2. Properties.

     The names and locations of Capitol’s banks are listed on Page F-34, Financial Information Section of Annual Report, under the Caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation”, which is incorporated herein by reference.

     Most of the banks’ locations are leased. Most of Capitol’s banks operate from a single location. Most of the banks’ facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking. Ann Arbor Commerce Bank, Capitol’s largest bank, occupies the largest leased facility, approximately 18,000 square feet.

     Elkhart Community Bank, First Carolina State Bank, Goshen Community Bank, Grand Haven Bank, Muskegon Commerce Bank, Paragon Bank & Trust and Portage Commerce Bank own their stand-alone bank facilities.

     Some of the banks have drive-up customer service capability. The banks are typically located in or near high traffic centers of commerce in their respective communities. Customer service is enhanced through utilization of ATMs to process some customer-initiated transactions and some of the banks also make available a courier service to pick up transactions at customers’ locations.

     Capitol’s Eastern Region headquarters is located within the same building as Capitol National Bank in Lansing, Michigan. Those headquarters include administrative, operations, accounting, human resources, credit administration, risk management and executive staff.

     Data processing centers are located in both Lansing, Michigan and Tempe, Arizona.

     Capitol’s Western Region headquarters is located within the same building as Camelback Community Bank in Phoenix, Arizona. Those headquarters include administrative, operations, credit administration, risk management and executive staff.

     Certain office locations are leased from related parties. Rent expense including rent expense under leases with related parties is incorporated by reference from Page F-45, Financial Information Section of Annual Report, under the caption “Note F—Premises and Equipment”.

     Capitol’s subsidiary bank, Portage Commerce Bank, leases its primary banking facility from Portage Commerce Investors L.L.C. Messrs. Kasten and Becker are members of the limited liability leasing entity. Rent paid by Portage Commerce Bank to the leasing entity amounted to $63,445 in 2004. In a transaction that was at market rate and approved by Capitol’s ethics committee, one of Capitol’s subsidiary banks, Portage Commerce Bank, purchased its banking facility from Portage Commerce Investors L.L.C. in 2004. Capitol’s subsidiary bank, Brighton Commerce Bank, leases its primary banking facility from Tri-O Development. Three of Mr. O’Leary’s adult children are members of the leasing entity. Rent paid by Brighton Commerce Bank to the leasing entity amounted to $230,148 in 2004. Capitol and its subsidiary bank, Capitol National Bank, paid rent and tenant improvements of $1,567,352 in 2004 for their principal offices at Capitol Bancorp Center, 200 Washington Square North, Lansing, Michigan to Business & Trade Center Limited, a Michigan limited partnership, under lease agreements with expiration dates of 2012 and portions which are renewable for periods of 5 years. Joseph D. Reid and L. Douglas Johns are partners of the partnership. Capitol’s subsidiary bank, East Valley Community Bank, has a lease agreement with Chandler Properties Group, L.L.C. of which Messrs. Kasten and Devine are members. East Valley Community Bank paid $94,367 in rent in 2004. The lease rates represent what Capitol believes to be fair market value in the respective markets. All leasing arrangements which involve insiders have been approved by Capitol’s ethics committee and reported to bank regulatory agencies prior to their commencement.

     Management believes Capitol’s and its banks’ offices to be in good and adequate condition and adequately covered by insurance.

Item 3. Legal Proceedings.

     As of December 31, 2004, there were no material pending legal proceedings to which Capitol or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of 2004, no matters were submitted to a vote by security holders.

[The remainder of this page intentionally left blank]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information:

     Incorporated by reference from Page F-3, Financial Information Section of Annual Report, under the caption “Information Regarding Capitol’s Common Stock”, Pages F-48 – F-49 under the caption “Note J—Restricted Common Stock and Stock Options” and Page F-4, under the caption “Shareholder Information”.

B.	Holders:

     Incorporated by reference from first sentence of third paragraph on Page F-3, Financial Information Section of Annual Report, under the caption “Information Regarding Capitol’s Common Stock”.

C.	Dividends:

     Incorporated by reference from the second paragraph on Page F-3, Financial Information Section of Annual Report under the caption “Information Regarding Capitol’s Common Stock”. Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption “Quarterly Results of Operations” and subcaption “Cash dividends paid per share” and Pages F-54 – F-55, Financial Information Section of Annual Report, under the caption “Note P—Dividend Limitations of Subsidiaries and Other Capital Requirements”.

D.	Securities Authorized for Issuance Under Equity Compensation Plan:

     Summary of equity compensation plans as of December 31, 2004:

		Weighted Average	Number Available
	Number	Exercise	for Future
	Outstanding	Price	Issuance
Equity compensation plans:
Approved by shareholders	1,454,250	$23.11	—
Not approved by shareholders (1)	344,671	22.12	—
Resulting from share exchanges	785,218	16.80	—

Total	2,584,139	$21.06	—

(1)	Stock options issued pursuant to employment agreements with various officers of Capitol and its subsidiaries.

E.	There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2004.

Item 6. Selected Financial Data.

     Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption “Selected Consolidated Financial Data” under the column heading “As of and for the Year Ended December 31, 2004, 2003, 2002, 2001 and 2000”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from Pages F-6 – F-25, Financial Information Section of Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Page F-5, Financial Information Section of Annual Report, under the caption “Cautions Regarding Forward-Looking Statements”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference from Pages F-22 – F-25, Financial Information Section of Annual Report, under the caption “Trends Affecting Operations” and Page F-5, Financial Information Section of Annual Report, under the caption “Cautions Regarding Forward-Looking Statements”.

Item 8. Financial Statements and Supplementary Data.

     See Item 15 (under subcaption “(a) 1 and 2. Financial Statements/Schedules”) of this Form 10-K for specific description of financial statements incorporated by reference from Financial Information Section of Annual Report.

     Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption “Quarterly Results of Operations”.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

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

Management’s Annual Report on Internal Control Over Financial Reporting:

     Incorporated by reference from Page F-26, Financial Information Section of Annual Report.

Attestation Report of Independent Registered Public Accounting Firm:

     Incorporated by reference from Pages F-27 – F-28, Financial Information Section of Annual Report.

Changes in Internal Control Over Financial Reporting:

     No change in Capitol’s internal control over financial reporting occurred during Capitol’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Capitol’s internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “PROPOSAL ONE: ELECTION OF DIRECTORS,” “COMMITTEE STRUCTURE; Audit Committee,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “EXECUTIVE OFFICERS.”

     The Corporate Governance Guidelines adopted by the Capitol’s Board of Directors, as well as the charters of each of the Audit Committee, the Compensation Committee, the Executive Committee, Ethics Committee, the Nominating and Governance Committee and the Technology Committee and the Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions may be accessed at the “Corporate Governance” page of Capitol’s website at www.capitolbancorp.com. Each of these is also available in print to any shareholder upon request to Secretary, Capitol Bancorp Limited, Capitol Bancorp Center, 200 Washington Square North, Lansing, Michigan 48933. As permitted by SEC rules, Capitol intends to post on its website any amendment to or waiver from any provision in the Code of Ethics that applies to its chief executive officer, chief financial officer, the controller or persons performing similar functions, and that relates to any element of the standards enumerated in the rules of the SEC.

Item 11. Executive Compensation.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “COMPENSATION COMMITTEE REPORT,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “BOARD COMPENSATION,” “EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS,” “STOCK PERFORMANCE GRAPH,” “EXECUTIVE COMPENSATION,” “STOCK OPTIONS GRANTED IN 2004,” and “AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “STOCK OWNERSHIP,” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.”

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14. Principal Accountant Fees and Services.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1 and 2. Financial Statements/Schedules:

     The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-27 – F-59 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2004, are incorporated by reference in Item 8:

     Reports of Independent Registered Public Accounting Firm.

     Consolidated balance sheets—December 31, 2004 and 2003.

     Consolidated statements of income—Years ended December 31, 2004, 2003 and 2002.

     Consolidated statements of changes in stockholders’ equity—Years ended December 31, 2004, 2003 and 2002.

     Consolidated statements of cash flows—Years ended December 31, 2004, 2003 and 2002.

     Notes to consolidated financial statements.

     All financial statements and schedules have been incorporated by reference from the Annual Report or are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations. No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

(b). Reports on Form 8-K:

     During the fourth quarter of 2004, the Registrant filed two reports on Form 8-K. A report on Form 8-K was filed by the Registrant on October 21, 2004, reporting third quarter earnings for the period ended September 30, 2004. A report on Form 8-K was filed on October 26, 2004 by the Registrant, announcing the Registrant’s 49th consecutive quarterly cash dividend.

(c). Exhibits:

     A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 22-24) which immediately precedes such exhibits and is incorporated herein by reference.

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
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 16, 2005.

/s/ Joseph D. Reid	/s/ Robert C. Carr

Joseph D. Reid, Chairman,	Robert C. Carr, Vice Chairman, Executive
Chief Executive Officer and Director	Vice President, Treasurer and Director

/s/ David O’Leary	/s/ Michael L. Kasten

David O’Leary, Secretary and Director	Michael L. Kasten, Vice Chairman and
Director

/s/ Lyle W. Miller	/s/ Louis G. Allen

Lyle W. Miller, Vice Chairman and	Louis G. Allen, Director
Director

/s/ Paul R. Ballard	/s/ David L. Becker

Paul R. Ballard, Director	David L. Becker, Director

/s/ Douglas E. Crist	/s/ Michael J. Devine

Douglas E. Crist, Director	Michael J. Devine, Director

/s/ James C. Epolito	/s/ Gary A. Falkenberg

James C. Epolito, Director	Gary A. Falkenberg, Director

/s/ Joel I. Ferguson	/s/ Kathleen A. Gaskin

Joel I. Ferguson, Director	Kathleen A. Gaskin, Director

/s/ H. Nicholas Genova	/s/ Michael F. Hannley

H. Nicholas Genova, Director	Michael F. Hannley, Director

/s/ Lewis D. Johns	/s/ John S. Lewis

Lewis D. Johns, Director	John S. Lewis, President, Western
Regions and Director

/s/ Leonard Maas	/s/ Kathryn L. Munro

Leonard Maas, Director	Kathryn L. Munro, Director

/s/ Myrl D. Nofziger	/s/ Cristin Reid English

Myrl D. Nofziger, Director	Cristin Reid English, Chief Operating
Officer and Director

/s/ Ronald K. Sable
Ronald K. Sable, Director

EXHIBIT INDEX

			Page Number or
			Incorporated by
Exhibit No.		Description	Reference from:

3		Articles of Incorporation and
		Bylaws	(1)

4		Instruments Defining the Rights
		of Security Holders:

	(a)	Common Stock Certificate	(1)

	(b)	Indenture dated December 18, 1997	(12)

	(c)	Subordinated Debenture	(12)

	(d)	Amended and Restated Trust Agreement
		dated December 18, 1997	(12)

	(e)	Preferred Security Certificate dated
		December 18, 1997	(12)

	(f)	Preferred Securities Guarantee Agreement
		of Capitol Trust I dated December 18, 1997	(12)

	(g)	Agreement as to Expenses and Liabilities
		of Capitol Trust I	(12)

	(h)	Capitol Bancorp Ltd. 2000 Incentive
		Stock Plan	(19)

10		Material Contracts:
		Capitol Bancorp Limited 2003 Stock Plan	(22)
		Form of Stock Option Agreement for Awards pursuant
		to Capitol Bancorp Limited 2003 Stock Plan	(22)

	(a)	Amended and Restated Employment Agreement
		of Joseph D. Reid (dated March 17, 2003 and
		amendment dated April 17, 2003)	(20)

	(b)	Profit Sharing/401(k) Plan
		(as amended and restated April 1, 1995)	(11)

	(b1)	First and Second Amendments to Profit Sharing/
		401(k) Plan	(13)

	(b2)	Third, Fourth and Fifth Amendments to Profit
		Sharing/401(k) Plan	(15)

	(b3)	Sixth, Seventh, Eighth and Ninth Amendments
		to Profit Sharing/401(k) Plan	(16)

	(b4)	Tenth, Eleventh, Twelfth, Thirteenth,
		Fourteenth and Fifteenth Amendments to
		Profit Sharing/401(k) Plan	(18)

	(b5)	Sixteenth and Seventeenth Amendments to
		Profit Sharing/401(k) Plan	(19)

	(b6)	Eighteenth, Nineteenth and Twentieth
		Amendments to Profit Sharing/401(k) Plan

	(c)	Lease Agreement with Business &
		Trade Center, Ltd.	(9)

	(d)	Employee Stock Ownership Plan
		(as amended and restated February 10, 1994)	(10)

	(d1)	Second and Third Amendments to Employee
		Stock Ownership Plan	(13)

	(d2)	Fourth Amendment to Employee Stock
		Ownership Plan	(15)

			Page Number or
			Incorporated by
Exhibit No.		Description	Reference from:
10		Material Contracts—continued:

	(d3)	Fifth Amendment to Employee Stock
		Ownership Plan	(16)

	(d4)	Sixth Amendment to Employee Stock
		Ownership Plan	(21)

	(d5)	Seventh Amendment to Employee Stock
		Ownership Plan	(21)

	(d6)	Eighth Amendment to Employee Stock
		Ownership Plan

	(d7)	Ninth Amendment to Employee Stock
		Ownership Plan

	(d8)	Tenth Amendment to Employee Stock
		Ownership Plan

	(e)	Employment Agreements with
		Robert C. Carr, John C. Smythe,
		and Charles J. McDonald	(2)

	(f)	Executive Supplemental Income
		Agreements with Robert C. Carr,
		Paul R. Ballard, Richard G. Dorner,
		James R. Kaye, Scott G. Kling,
		David K. Powers, John C. Smythe and
		Charles J. McDonald	(11)

	(g)	Consolidation Agreement between the
		Corporation and Portage Commerce Bank	(4)

	(h)	Employment Agreement with
		Richard G. Dorner	(4)

	(i)	Employment Agreement with
		David K. Powers	(5)

	(j)	Definitive Exchange Agreement and
		Closing Memorandum between the Registrant
		and United Savings Bank, FSB	(6)

	(k)	Employment Agreement with James R. Kaye	(7)

	(l)	Definitive Exchange Agreement
		between the Registrant and
		Financial Center Corporation	(8)

	(m)	Employment Agreement by and between Sun
		Community Bancorp Limited and Joseph D.
		Reid. (Exhibit 10.1 of Sun Community
		Bancorp Limited)	(14)

	(n)	Employment Agreement by and between Sun
		Community Bancorp Limited and John S.
		Lewis. (Exhibit 10.7 of Sun Community
		Bancorp Limited)	(14)

	(o)	Anti-dilution Agreement by and between Sun
		Community Bancorp Limited and Capitol
		Bancorp Ltd. (Exhibit 10.10 of Sun
		Community Bancorp Limited)	(14)

	(p)	Plan of Share Exchange dated November
		16, 2001 between and among Capitol Bancorp
		Ltd, and Sun Community Bancorp Limited	(17)

Page Number or
Incorporated by
Exhibit No.	Description	Reference from:
13	Annual Report to Security Holders
A. Marketing Section of 2004 Annual Report
B. Financial Information Section of 2004
Annual Report

21	Subsidiaries of the Registrant

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer,
Joseph D. Reid, pursuant to Section 302
of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer,
Lee W. Hendrickson, pursuant to Section 302
of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer,
Joseph D. Reid, pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer,
Lee W. Hendrickson, pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

33	Certification of Chief Financial Officer,
Joseph D. Reid, pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Key:

(1)	Form S-18, Reg. No. 33-24728C, filed September 15, 1988.

(2)	Form S-1, Reg. No. 33-30492, filed August 14, 1989.

(3)	Form S-1, Reg. No. 33-31323, filed September 29, 1989.

(4)	Originally filed as exhibit to Form 10-K for year ended December 31, 1990, filed March 6,
1991; refiled as exhibit to Form 10-KSB for year ended December 31, 1995, filed March 14,
1996, due to time limit for incorporation by reference pursuant to Regulation SB Item 10(f).

(5)	Form 10-K for year ended December 31, 1991, filed February 28, 1992.

(6)	Form 8-K dated July 15, 1992, as amended under Form 8 on September 14, 1992.

(7)	Form 10-KSB for year ended December 31, 1992, filed February 25, 1993.

(8)	Form S-4, Reg. No. 33-73474, filed December 27, 1993.

(9)	Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.

(10)	Form 10-KSB for year ended December 31, 1994, filed March 15, 1995.

(11)	Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.

(12)	Post Effective Amendment No.1 to Form S-3, Reg. No. 333-41215 and 333-41215-01
filed February 9, 1998.

(13)	Form 10-K for year ended December 31, 1998, filed March 17, 1999.

(14)	Amendment No. 2 to the Registration Statement on Form S-1 of Sun Community Bancorp
Limited (Registration No. 333-76719) dated June 15, 1999.

(15)	Form 10-K for year ended December 31, 1999, filed March 27, 2000.

(16)	Form 10-K for year ended December 31, 2000, filed March 23, 2001.

(17)	Amendment No. 4 to the Registration Statement on Form S-4 Reg. No. 333-73624 filed
February 12, 2002.

(18)	Form 10-K for year ended December 31, 2001, filed March 15, 2002.

(19)	Form 10-K for year ended December 31, 2002, filed March 28, 2003.

(20)	Form 10-Q for the period ended March 31, 2003, filed May 14, 2003.

(21)	Form 10-K for year ended December 31, 2003, filed March 12, 2004.

(22)	Form 10-K for year ended September 30, 2004, filed October 29, 2004.