Form 10-Q
period 2005-03-31
CAPITOL BANCORP LTD
filed 2005-04-29
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     Common stock, No par value: 14,922,284 shares outstanding as of April 15, 2005.

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

PART I. ITEM I

CAPITOL BANCORP LIMITED

Condensed Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004
(in thousands, except share data)

	(Unaudited)
	March 31	December 31
	2005	2004
ASSETS
Cash and due from banks	$161,052	$123,969
Money market and interest-bearing deposits	13,273	10,745
Federal funds sold	115,114	96,390

Cash and cash equivalents	289,439	231,104
Loans held for resale	34,846	43,143
Investment securities:
Available for sale, carried at market value	28,807	28,172
Held for long-term investment, carried at amortized cost which approximates market value	15,327	14,191

Total investment securities	44,134	42,363
Portfolio loans:
Commercial	2,516,999	2,444,492
Real estate mortgage	171,728	177,204
Installment	70,717	71,208

Total portfolio loans	2,759,444	2,692,904
Less allowance for loan losses	(37,725)	(37,572)

Net portfolio loans	2,721,719	2,655,332
Premises and equipment	32,600	32,661
Accrued interest income	11,229	10,447
Goodwill and other intangibles	41,804	41,943
Other assets	39,422	34,425

TOTAL ASSETS	$3,215,193	$3,091,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$529,673	$503,902
Interest-bearing	2,075,191	2,006,170

Total deposits	2,604,864	2,510,072
Debt obligations:
Notes payable and short-term borrowings	187,142	172,534
Subordinated debentures	100,869	100,845

Total debt obligations	288,011	273,379
Accrued interest on deposits and other liabilities	20,381	16,288

Total liabilities	2,913,256	2,799,739

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	43,299	39,520

STOCKHOLDERS’ EQUITY:
Common stock, no par value, 25,000,000 shares authorized; issued and outstanding: 2005 - 14,921,183 shares 2004 - 14,828,750 shares	197,113	196,271
Retained earnings	65,960	60,476
Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive income)	(188)	(36)

	262,885	256,711
Less unearned compensation regarding restricted stock and other	(4,247)	(4,552)

Total stockholders’ equity	258,638	252,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,215,193	$3,091,418

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED

Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2005 and 2004
(in thousands, except per share data)

	Three Months Ended March 31
	2005	2004
Interest income:
Portfolio loans (including fees)	$48,237	$40,030
Loans held for resale	637	423
Taxable investment securities	235	530
Federal funds sold	621	292
Other	191	174

Total interest income	49,921	41,449
Interest expense:
Deposits	10,571	8,790
Debt obligations and other	3,547	2,429

Total interest expense	14,118	11,219

Net interest income	35,803	30,230
Provision for loan losses	2,023	3,508

Net interest income after provision for loan losses	33,780	26,722
Noninterest income:
Service charges on deposit accounts	1,011	1,083
Trust fee income	605	881
Fees from origination of non-portfolio residential mortgage loans	1,265	1,272
Gain (loss) on sale of investment securities available for sale	1	(444)
Other	1,691	1,346

Total noninterest income	4,573	4,138
Noninterest expense:
Salaries and employee benefits	17,217	15,387
Occupancy	2,300	2,133
Equipment rent, depreciation and maintenance	1,439	1,367
Other	5,518	4,677

Total noninterest expense	26,474	23,564

Income before income taxes and minority interest	11,879	7,296
Income taxes	4,560	2,890

Income before minority interest	7,319	4,406
Minority interest in net losses of consolidated subsidiaries	696	10

NET INCOME	$8,015	$4,416

NET INCOME PER SHARE—Note D:
Basic	$0.55	$0.32

Diluted	$0.52	$0.30

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2005 and 2004
(in thousands except share data)

				Unearned
			Accumulated	Compensation
			Other	Regarding
	Common	Retained	Comprehensive	Restricted Stock
	Stock	Earnings	Income	and Other	Total
Three Months Ended March 31, 2004

Balances at January 1, 2004	$180,957	$43,135	$(200)	$(4,995)	$218,897

Issuance of 53,812 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	1,081				1,081

Issuance of 11,681 shares of restricted common stock	337			(337)	0

Recognition of compensation expense relating to restricted common stock				319	319

Cash dividends paid ($.15 per share)		(2,109)			(2,109)

Components of comprehensive income:
Net income for the period		4,416			4,416
Market value adjustment for investment securities available for sale (net of income tax effect)			312		312

Comprehensive income for the period					4,728

BALANCES AT MARCH 31, 2005	$182,375	$45,442	$112	$(5,013)	$222,916

Three Months Ended March 31, 2005

Balances at January 1, 2005	$196,271	$60,476	$(36)	$(4,552)	$252,159

Issuance of 92,433 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	842				842

Recognition of compensation expense relating to restricted common stock				305	305

Cash dividends paid ($.17 per share)		(2,531)			(2,531)

Components of comprehensive income:
Net income for the period		8,015			8,015
Market value adjustment for investment securities available for sale (net of income tax effect)			(152)		(152)

Comprehensive income for the period					7,863

BALANCES AT MARCH 31, 2005	$197,113	$65,960	$(188)	$(4,247)	$258,638

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$8,015	$4,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,023	3,508
Depreciation of premises and equipment	1,363	1,096
Amortization of intangibles	139	133
Net amortization (accretion) of investment security premiums (discounts)	11	(20)
Loss on sale of premises and equipment	1	9
Minority interest in net losses of consolidated subsidiaries	(696)	(10)
Compensation expense relating to restricted common stock	305	319
Originations and purchases of loans held for resale	(152,231)	(178,877)
Proceeds from sales of loans held for resale	160,528	171,150
Increase in accrued interest income and other assets	(5,677)	(1,176)
Increase (decrease) in accrued interest expense on deposits and other liabilities	4,093	(6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,874	542

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	—	18,950
Proceeds from calls, prepayments and maturities of investment securities	961	1,662
Purchases of investment securities	(2,972)	(4,406)
Net increase in portfolio loans	(68,410)	(101,331)
Proceeds from sales of premises and equipment	4	2
Purchases of premises and equipment	(1,308)	(601)

NET CASH USED BY INVESTING ACTIVITIES	(71,725)	(85,724)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	42,948	87,779
Net increase (decrease) in certificates of deposit	51,844	(592)
Net borrowings from debt obligations	14,608	18,900
Net proceeds from issuance of subordinated debentures	—	9,935
Resources provided by minority interest	4,475	10,690
Net proceeds from issuance of common stock	842	1,400
Cash dividends paid	(2,531)	(2,109)

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,186	126,003

INCREASE IN CASH AND CASH EQUIVALENTS	58,335	40,821

Cash and cash equivalents at beginning of period	231,104	283,623

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,439	$324,444

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

     The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

     The consolidated balance sheet as of December 31, 2004 was derived from audited consolidated financial statements as of that date. Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note B – Implementation of New Accounting Standard

     AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. The SOP prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. This new guidance had no effect on Capitol’s consolidated financial statements upon implementation.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended
	March 31
	2005	2004
Fair value assumptions:
Risk-free interest rate	4.1%	3.5%
Dividend yield	2.1%	2.1%
Stock price volatility	.25	.29
Expected option life	7 years	6 years
Aggregate estimated fair value of options granted (in thousands)	$362	$2,346
Net income (in thousands):
As reported	$8,015	$4,416
Less pro forma compensation expense regarding fair value of stock option awards, net of related income tax effect	(223)	(1,525)

Pro forma	$7,792	$2,891

Net income per share:
Basic:
As reported	$0.55	$0.32
Pro forma	0.53	0.21
Diluted:
As reported	0.52	0.30
Pro forma	$0.51	$0.20

     Stock option activity for the interim 2005 period is summarized as follows:

			Weighted
	Number of	Exercise	Average
	Stock Options	Price	Exercise
	Outstanding	Range	Price
Outstanding at January 1	2,584,139	$10.81 to $33.01	$21.06
Exercised	(194,462)	11.00 to 27.05	16.09
Granted	46,470	34.31 to 34.84	34.50
Cancelled or expired	(2,362)	29.10

Outstanding at March 31	2,433,785	$10.81 to $34.84	$21.73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C – Stock Options – Continued

     As of March 31, 2005, stock options outstanding had a weighted average remaining contractual life of 4.3 years. The following table summarizes stock options outstanding segregated by exercise price range:

		Weighted Average
			Remaining
Exercise Price	Number	Exercise	Contractual
Range	Outstanding	Price	Life
$10.00 to 14.99	327,813	$11.31	2.3 years
$15.00 to 19.99	598,840	16.64	3.5 years
$20.00 to 24.99	550,964	21.93	5.0 years
$25.00 to 29.99	750,126	27.01	5.0 years
$30.00 or more	206,042	$33.32	5.8 years

Total outstanding	2,433,785

Note D – Net Income Per Share

     The computations of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31
	2005	2004
Numerator—net income for the period	$8,015,000	$4,416,000

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	14,648,473	13,795,195
Weighted average number of unvested shares of restricted common stock outstanding	215,489	267,226
Effect of other dilutive securities (stock options)	549,430	569,121

Denominator for diluted net income per share—Weighted average number of common shares and potential dilution	15,413,392	14,631,542

Number of antidilutive stock options excluded from diluted earnings per share computation	206,042	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note E – New Bank and Bank Development Activities

     Bank of Michigan, located in Farmington Hills, Michigan, opened in January 2005. It is majority-owned by Capitol Development Bancorp Limited I, which is a controlled subsidiary of Capitol.

     Bank development efforts are currently under consideration at March 31, 2005 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. Currently, Capitol Bancorp has applications pending for additional de novo community banks in California, Colorado, Michigan and Washington.

Note F – Pending Share Exchange Proposal

     As of March 31, 2005, a potential share exchange transaction was in the proposal stage regarding Napa Community Bank which, if completed, would result in Capitol issuing approximately 280,000 additional shares of common stock and the bank becoming wholly-owned if all of the bank’s shareholders, other than Capitol, elect to exchange their shares of the bank’s common stock for shares of Capitol. Capitol anticipates concluding the proposed share exchange mid-year, 2005.

Note G – Subsequent Acquisition of Bank

     In early April 2005, Capitol acquired a 51% interest in Peoples State Bank (“Peoples”) located in Jeffersonville, Georgia, in a purchase transaction with total consideration approximating $2.2 million. At March 31, 2005, Peoples’ total assets approximated $21.2 million. Capitol’s acquisition of Peoples will be accounted for under the purchase method of accounting and its results of operations will be included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition.

Note H – Impact of New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement, which was more narrowly focused on stock-based compensation, and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard was to become effective for interim periods beginning after June 30, 2005 and be applied prospectively to stock options granted after the effective date and any unvested stock options at that date; however, the SEC superseded the FASB’s implementation timetable in April 2005, changing the effective date to the beginning of 2006 for calendar-year public companies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note H – Impact of New Accounting Standards – Continued

     Although Capitol’s management has not completed its analysis of the revised standard, the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options. Previously, Capitol has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied. Effective December 31, 2004, Capitol accelerated the vesting of all of its outstanding stock options in anticipation of implementation of Statement No. 123(R). Such acceleration of vesting, to make all such stock options vested as of December 31, 2004, was done for the purpose of avoiding future expense associated with any unvested stock options granted prior to the effective date of Statement No. 123(R).

     FASB’s Emerging Issues Task Force (“EITF”), reached consensus on “The Meaning of Other-Than-Temporary and Its Application to Certain Investments” in EITF Issue No. 03-1. The guidance included in the EITF largely consists of expanded disclosures and the guidance was intended to be fully effective in 2003, except for loss-recognition guidance which had a delayed effective date into 2004. In 2004, the FASB has further delayed the loss recognition provisions of Issue No. 03-1, pending additional deliberation in the future. Because of the inconclusive status of the EITF’s current position on the loss recognition aspects of Issue No. 03-1, Capitol’s management is unable to speculate on the potential impact of this matter on Capitol’s consolidated financial statements.

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

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

     Total assets approximated $3.2 billion at March 31, 2005, an increase of $124 million from the December 31, 2004 level of $3.1 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets
	(in $1,000’s)
	March 31	Dec 31
	2005	2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$332,697	$330,488
Bank of Michigan(1)	10,373	n/a
Brighton Commerce Bank	105,417	105,890
Capitol National Bank	234,996	228,656
Detroit Commerce Bank	77,326	70,036
Elkhart Community Bank	71,226	67,099
Goshen Community Bank	55,321	54,571
Grand Haven Bank	121,042	119,254
Kent Commerce Bank	89,768	89,393
Macomb Community Bank	97,753	94,847
Muskegon Commerce Bank	93,856	94,162
Oakland Commerce Bank	129,576	130,779
Paragon Bank & Trust	109,885	110,128
Portage Commerce Bank	184,304	180,817

Great Lakes Region Total	1,713,540	1,676,120
First Carolina State Bank	69,941	68,598

Eastern Regions Total	1,783,481	1,744,718
Western Regions:
Southwest Region:
Arrowhead Community Bank	75,871	70,989
Bank of Las Vegas	50,927	47,538
Bank of Tucson	170,429	168,469
Black Mountain Community Bank	109,483	100,415
Camelback Community Bank	81,406	83,414
Desert Community Bank	70,890	63,276
East Valley Community Bank	48,656	46,549
Mesa Bank	102,406	96,158
Red Rock Community Bank	102,962	102,832
Southern Arizona Community Bank	90,456	83,140
Sunrise Bank of Albuquerque	71,934	69,055
Sunrise Bank of Arizona	129,816	128,192
Valley First Community Bank	62,609	54,857
Yuma Community Bank	59,577	59,355

Southwest Region Total	1,227,422	1,174,239
California Region:
Bank of Escondido	58,169	50,956
Napa Community Bank	73,014	79,396
Point Loma Community Bank	32,018	20,857
Sunrise Bank of San Diego	65,975	62,672

California Region Total	229,176	213,881

Western Regions Total	1,456,598	1,388,120
Other, net	(24,886)	(41,420)

Consolidated	$3,215,193	$3,091,418

(1)	Commenced operations in January 2005 and is 51%-owned by Capitol Development Bancorp Limited I, a controlled subsidiary of Capitol.

     Portfolio loans increased during the three-month 2005 period by approximately $67 million, compared to net loan growth of about $100 million during the corresponding period of 2004. 2005 loan growth represented a continuation of prior-period demand and growth at many of Capitol’s younger banks. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities.

     The allowance for loan losses at March 31, 2005 approximated $38 million or 1.37% of total portfolio loans, which was slightly less than the year-end 2004 ratio of 1.40%. The allowance ratio at March 31, 2005 is lower than the beginning of the year, consistent with asset quality improvements discussed later in this narrative.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date. Management’s determination of the adequacy of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions charged to operations and reduced by net charge-offs. The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (in thousands):

	2005	2004
Allowance for loan losses at January 1	$37,572	$31,404

Loans charged-off:
Commercial	(2,071)	(1,942)
Real estate mortgage	—	(2)
Installment	(252)	(55)

Total charge-offs	(2,323)	(1,999)

Recoveries:
Commercial	410	191
Real estate mortgage	—	—
Installment	43	15

Total recoveries	453	206

Net charge-offs	(1,870)	(1,793)
Additions to allowance charged to expense	2,023	3,508

Allowance for loan losses at March 31	$37,725	$33,119

Average total portfolio loans for period ended March 31	$2,726,965	$2,302,115

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.27%	0.31%

     The interim 2004 provision for loan losses was at a higher level due to unexpectedly strong loan growth in the first quarter of 2004 and a special provision of $1 million recorded for estimated losses on one lending relationship.

     Net charge-offs of loans in the interim 2005 period increased marginally in amount compared to the corresponding 2004 period, however, the ratio of net charge-offs as a percentage of average loans decreased to .27% in 2005, compared to .31% in the 2004 period.

     The amounts of the allowance for loan losses allocated in the following table (in thousands) are based on management’s estimate of losses inherent in the portfolio at the balance-sheet date, include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

	March 31, 2005		December 31, 2004
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans
Commercial	$35,078	1.27%	$34,753	1.29%
Real estate mortgage	1,683	0.06	1,808	0.07
Installment	964	0.04	1,011	0.04

Total allowance for loan losses	$37,725	1.37%	$37,572	1.40%

Total portfolio loans outstanding	$2,759,444		$2,692,904

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	March 31	Dec 31
	2005	2004
Nonaccrual loans:
Commercial	$16,886	$20,618
Real estate mortgage	1,149	2,396
Installment	749	195

Total nonaccrual loans	18,784	23,209

Past due (≥90 days) loans:
Commercial	4,372	3,529
Real estate mortgage	692	1,382
Installment	557	351

Total past due loans	5,621	5,262

Total nonperforming loans	$24,405	$28,471

Real estate owned and other repossessed assets	5,626	3,907

Total nonperforming assets	$30,031	$32,378

     Nonperforming loans decreased 14% or $4 million during the three-month period ended March 31, 2005. Nonperforming loans as a percentage of portfolio loans outstanding at March 31, 2005 were 0.88%, a reduction from the beginning of year level of 1.06%. The significant early 2005 reduction in nonperforming loans came as a result of collection efforts and other resolution activities, such as charge-offs. Of the nonperforming loans at March 31, 2005, about 59% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at March 31, 2005 were in various stages of resolution and management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

     Potential problem loans include loans which are generally performing as agreed; however, because of internal loan reviews and/or lending staff’s risk assessment, increased monitoring is deemed appropriate. In addition, some loans are assigned a more adverse classification, with specific performance issues or other risk factors requiring close management and development of specific remedial action plans.

     At March 31, 2005, potential problem loans (including the previously mentioned nonperforming loans) approximated $108 million, or about 4% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher provisions for loan losses in recent periods.

     The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	March 31	Dec 31	March 31	Dec 31	March 31	Dec 31	March 31	Dec 31
	2005	2004	2005	2004	2005	2004	2005	2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$301,836	$297,936	$4,043	$3,907	$2,877	$2,460	1.34%	1.31%
Bank of Michigan(1)	965	n/a	15	n/a	—	n/a	1.55	n/a
Brighton Commerce Bank	96,094	95,408	989	969	28	1,035	1.03	1.02
Capitol National Bank	196,765	196,519	2,599	2,723	1,549	2,053	1.32	1.39
Detroit Commerce Bank	71,719	66,280	851	806	329	338	1.19	1.22
Elkhart Community Bank	66,286	63,987	777	712	342	277	1.17	1.11
Goshen Community Bank	50,836	48,059	673	644	809	703	1.32	1.34
Grand Haven Bank	111,093	109,612	2,484	2,522	4,556	7,264	2.24	2.30
Kent Commerce Bank	86,184	86,090	1,392	1,269	2,900	2,445	1.62	1.47
Macomb Community Bank	93,275	91,173	1,178	1,327	2,420	1,768	1.26	1.46
Muskegon Commerce Bank	88,317	88,692	885	904	1,432	1,524	1.00	1.02
Oakland Commerce Bank	102,901	107,037	1,474	1,850	330	2,402	1.43	1.73
Paragon Bank & Trust	95,638	96,428	1,439	1,350	611	783	1.50	1.40
Portage Commerce Bank	173,225	170,479	2,089	1,977	3,792	2,820	1.21	1.16

Great Lakes Region Total	1,535,134	1,517,700	20,888	20,960	21,975	25,872
First Carolina State Bank	54,417	51,867	554	525	4	11	1.02	1.01

Eastern Regions Total	1,589,551	1,569,567	21,442	21,485	21,979	25,883
Western Regions:
Southwest Region:
Arrowhead Community Bank	66,714	62,737	650	620	29	29	0.97	0.99
Bank of Las Vegas	43,871	41,134	374	425	—	—	0.85	1.03
Bank of Tucson	120,046	115,694	1,195	1,170	—	455	1.00	1.01
Black Mountain Community Bank	86,485	84,163	1,101	1,014	439	368	1.27	1.20
Camelback Community Bank	72,633	75,146	1,100	1,186	—	—	1.51	1.58
Desert Community Bank	64,921	58,751	783	722	107	107	1.21	1.23
East Valley Community Bank	43,030	42,614	545	520	—	—	1.27	1.22
Mesa Bank	93,713	85,561	873	800	—	—	0.93	0.94
Red Rock Community Bank	76,063	72,938	1,600	1,714	439	762	2.10	2.35
Southern Arizona Community Bank	74,360	72,226	725	736	—	—	0.97	1.02
Sunrise Bank of Albuquerque	60,339	59,766	943	895	265	459	1.56	1.50
Sunrise Bank of Arizona	114,906	118,617	1,401	1,400	11	111	1.22	1.18
Valley First Community Bank	50,199	49,518	475	469	—	—	0.95	0.95
Yuma Community Bank	42,840	41,460	430	465	—	—	1.00	1.12

Southwest Region Total	1,010,120	980,325	12,195	12,136	1,290	2,291
California Region:
Bank of Escondido	35,220	33,166	375	350	—	—	1.06	1.06
Napa Community Bank	55,584	53,033	720	720	—	—	1.30	1.36
Point Loma Community Bank	14,321	8,590	150	88	—	—	1.05	1.02
Sunrise Bank of San Diego	52,450	46,945	465	415	316	297	0.89	0.88

California Region Total	157,575	141,734	1,710	1,573	316	297

Western Regions Total	1,167,695	1,122,059	13,905	13,709	1,606	2,588
Other, net	2,198	1,278	2,378	2,378	820	—	—	—

Consolidated	$2,759,444	$2,692,904	$37,725	$37,572	$24,405	$28,471	1.37%	1.40%

(1)	Commenced operations in January 2005 and is 51%-owned by Capitol Development
Bancorp Limited I, a controlled subsidiary of Capitol.

Results of Operations

     Net income for the three months ended March 31, 2005 was $8 million, an increase of $3.6 million or 81% over the same period in 2004. Diluted earnings per share for the three-month 2005 period were $0.52 compared to $0.30 for the prior year period.

     Net interest income for the first three months of 2005 totaled $35.8 million, an 18% increase compared to $30.2 million in 2004. This increase is attributable to the banks’ growth in size and a continued strong net interest margin despite an increasing interest rate environment.

     Noninterest income for the three months ended March 31, 2005 was $4.6 million, an increase of $435,000, or 11%, over the same period in 2004. The increase is due primarily to a nonrecurring loss on sale of investment securities available for sale accrued in the 2004 period as a result of management’s decision to exit mutual fund investments on an enterprise-wide basis. Other noninterest income in the 2005 period includes $456,000 of gains on sale of government guaranteed loans.

     The provision for loan losses for the three-month period in 2005 was $2 million, as compared to $3.5 million for the same period in 2004. Provisions for loan losses were lower than in the prior year due to a decrease in nonperforming loans in the first quarter of 2005. The interim 2004 provision for loan losses was at a higher level due to unexpectedly strong loan growth in the first quarter of 2004 and a special provision of $1 million recorded for estimated losses on one lending relationship. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.

     Noninterest expense totaled $26.5 million for the first quarter in 2005, as compared to $23.6 million for the comparable period in 2004. The increase in noninterest expense is associated with growth in the size of the banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group, the addition of a bank in the first quarter of 2005 (none in the first quarter of 2004), and added regional bank development executives as part of Capitol’s 2005 expansion campaign.

[The remainder of this page intentionally left blank]

     Operating results (dollars in thousands) were as follows:

	Three months ended March 31
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2005	2004	2005	2004	2005	2004	2005	2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$5,767	$5,403	$910	$1,194	14.22%	18.65%	1.15	1.49%
Bank of Michigan(2)	54	n/a	(276)	n/a	n/a	n/a	n/a	n/a
Brighton Commerce Bank	1,700	1,454	275	222	12.39	11.15	1.04	.95
Capitol National Bank	3,735	3,381	888	866	19.88	20.68	1.58	1.56
Detroit Commerce Bank	1,413	767	145	9	9.38	.79	.81	.07
Elkhart Community Bank	1,163	921	171	186	9.28	10.66	1.03	.61
Goshen Community Bank	865	695	87	151	5.31	9.59	.66	1.30
Grand Haven Bank	2,051	1,752	270	(276)	11.08	n/a	.94	n/a
Kent Commerce Bank	1,444	1,275	104	57	5.29	2.76	.49	.28
Macomb Community Bank	1,625	1,428	271	204	12.60	9.23	1.15	.90
Muskegon Commerce Bank	1,644	1,432	295	303	12.38	13.37	1.27	1.44
Oakland Commerce Bank	2,111	1,822	468	(317)	18.62	n/a	1.47	n/a
Paragon Bank & Trust	2,087	1,735	372	265	13.01	9.51	1.39	1.00
Portage Commerce Bank	3,280	2,679	746	575	19.74	17.92	1.66	1.41

Great Lakes Region Total	28,939	24,744	4,726	3,439
First Carolina State Bank	948	n/a	119	n/a	4.63	n/a	.72	n/a

Eastern Regions Total	29,887	24,744	4,845	3,439
Western Regions:
Southwest Region:
Arrowhead Community Bank	1,506	1,113	204	120	12.35	8.91	1.14	.78
Bank of Las Vegas	872	595	142	(28)	9.25	n/a	1.13	n/a
Bank of Tucson	2,774	2,499	792	789	25.25	27.27	1.93	2.04
Black Mountain Community Bank	1,882	1,358	445	295	18.51	14.34	1.73	1.39
Camelback Community Bank	1,395	1,380	307	20	14.42	.94	1.55	.10
Desert Community Bank	1,289	943	215	157	10.86	8.40	1.28	1.05
East Valley Community Bank	895	750	37	40	3.13	4.04	.32	.38
Mesa Bank	2,049	1,522	448	307	22.46	17.65	1.87	1.66
Red Rock Community Bank	1,544	1,478	337	(60)	10.50	n/a	1.33	n/a
Southern Arizona Community Bank	1,431	1,367	316	350	14.73	17.38	1.52	1.67
Sunrise Bank of Albuquerque	1,275	1,312	260	226	15.73	15.53	1.54	1.33
Sunrise Bank of Arizona	2,529	2,766	519	412	16.21	15.88	1.64	1.31
Valley First Community Bank	971	729	180	101	11.49	6.76	1.34	.84
Yuma Community Bank	1,048	854	228	129	14.45	9.41	1.59	1.10

Southwest Region Total	21,460	18,666	4,430	2,858
California Region:
Bank of Escondido	805	276	71	(172)	3.10	n/a	.51	n/a
Napa Community Bank	1,167	858	228	68	10.11	3.30	1.31	.48
Point Loma Community Bank	297	n/a	(206)	n/a	n/a	n/a	n/a	n/a
Sunrise Bank of San Diego	1,131	1,219	134	213	4.81	10.35	.89	1.24

California Region Total	3,400	2,353	227	109

Western Regions Total	24,860	21,019	4,657	2,967

Other, net	(253)	(176)	(1,487)	(1,990)	n/a	n/a	n/a	n/a

Consolidated	$54,494	$45,587	$8,015	$4,416	12.55%	7.97%	1.02%	.64%

n/a Not applicable
(1)	Annualized for period presented.
(2)	Commenced operations in January 2005 and is 51%-owned by Capitol Development
Bancorp Limited I, a controlled subsidiary of Capitol.

Liquidity and Capital Resources

     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $94.8 million for the three months ended March 31, 2005, slightly more than the $87.2 million increase in the corresponding period of 2004. Growth occurred in most interest-bearing deposit categories, with the majority coming from certificate of deposit accounts.

The banks generally do not significantly rely on brokered deposits as a key funding source. Brokered deposits approximated $216 million as of March 31, 2005, or about 8% of total deposits, an increase of $35 million during the interim 2005 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching repricing of funding sources and assets.

     Noninterest-bearing deposits approximated 20% of total deposits at March 31, 2005 and at December 31, 2004. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.

     Interim 2005 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.

     Cash and cash equivalents amounted to $289 million or 9% of total assets at March 31, 2005, compared with $231 million or 7% of total assets at December 31, 2004. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at March 31, 2005 is adequate to fund loan demand and meet depositor needs.

     In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At March 31, 2005, the banks had approximately $29 million of investment securities classified as available for sale, which can be utilized to meet various liquidity needs as they arise.

     Several of the banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $169 million and additional borrowing capacity approximated $103 million at March 31, 2005. They are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total notes payable borrowings increased $14.6 million in the interim period of 2005. At March 31, 2005, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

     Trust-preferred securities, approximating $100.9 million ($103.3 million principal amount), augment Capitol’s existing capital base, which totaled $402.8 million (subordinated debentures—formerly ‘trust-preferred securities’, minority interests in consolidated subsidiaries and stockholders’ equity) or 12.53% of total assets at March 31, 2005.

     Stockholders’ equity, as a percentage of total assets, approximated 8.04% at March 31, 2005 and 8.16% at December 31, 2004.

     Bank of Michigan, located in Farmington Hills, Michigan, opened in January 2005. It is majority-owned by Capitol Development Bancorp Limited I, which is a controlled subsidiary of Capitol.

     Bank development efforts are under consideration at March 31, 2005 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. Capitol Bancorp has applications pending for additional de novo community banks in California, Colorado, Michigan and Washington.

     As of March 31, 2005, a potential share exchange transaction was in the proposal stage regarding Napa Community Bank which, if completed, would result in Capitol issuing approximately 280,000 additional shares of common stock and the bank becoming wholly-owned if all of the bank’s shareholders, other than Capitol, elect to exchange their shares of the bank’s common stock for shares of Capitol. Capitol anticipates concluding the proposed share exchange mid-year 2005.

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

     The Board of Governors of the Federal Reserve, which influences interest rates, has increased interbank borrowing rates in early 2005 and expressed several concerns about economic conditions. Home mortgage rates have recently increased, which has adversely impacted fee income from the origination of residential mortgages, particularly from refinancing activities. Many of Capitol’s loans are variable-rate and, accordingly, such rate increases should result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.

     Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks are expected to detract from consolidated earnings performance and start-up banks formed in 2005 and beyond will similarly negatively impact short-term profitability.

     General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

     Media reports raising questions about the health of the domestic economy have continued in 2005. During this early interim period of 2005, the amount of nonperforming loans has decreased, however, it is difficult to predict future movements in levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

     There are several new accounting standards either becoming effective or being issued in 2005. They are listed and discussed in Notes B and H of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

     Capitol’s critical accounting policies are described on pages F-9, F-10 and F-11 of the financial information section of its 2004 Annual Report. In the circumstances of Capitol, management believes its “critical accounting policies” are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for stock options, goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and classification of trust-preferred securities.

[The remainder of this page intentionally left blank]

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Information about Capitol’s quantitative and qualitative disclosures about market risk were included in Capitol’s annual report on Form 10-K for the year ended December 31, 2004. Capitol does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein (Part I, Item 2), under the caption, “Trends Affecting Operations”.

PART I. ITEM 4

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 29, 2005

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