Form 10-Q
period 2005-06-30
CAPITOL BANCORP LTD
filed 2005-07-29
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Common stock, No par value: 14,999,012 shares outstanding as of July 15, 2005.

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

PART I, ITEM I
CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004
(in thousands, except share data)

	(Unaudited)
	June 30	December 31
	2005	2004
ASSETS
Cash and due from banks	$171,542	$123,969
Money market and interest-bearing deposits	20,840	10,745
Federal funds sold	130,396	96,390

Cash and cash equivalents	322,778	231,104
Loans held for resale	34,149	43,143
Investment securities:
Available for sale, carried at market value	30,692	28,172
Held for long-term investment, carried at amortized cost which approximates market value	16,858	14,191

Total investment securities	47,550	42,363
Portfolio loans:
Commercial	2,573,586	2,444,492
Real estate mortgage	185,033	177,204
Installment	84,889	71,208

Total portfolio loans	2,843,508	2,692,904
Less allowance for loan losses	(38,870)	(37,572)

Net portfolio loans	2,804,638	2,655,332
Premises and equipment	32,814	32,661
Accrued interest income	11,664	10,447
Goodwill and other intangibles	42,963	41,943
Other assets	44,444	34,425

TOTAL ASSETS	$3,341,000	$3,091,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$602,610	$503,902
Interest-bearing	2,118,647	2,006,170

Total deposits	2,721,257	2,510,072
Debt obligations:
Notes payable and short-term borrowings	165,998	172,534
Subordinated debentures	100,893	100,845

Total debt obligations	266,891	273,379
Accrued interest on deposits and other liabilities	20,181	16,288

Total liabilities	3,008,329	2,799,739

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	66,588	39,520

STOCKHOLDERS’ EQUITY:
Common stock, no par value, 50,000,000 shares authorized; issued and outstanding: 2005 - 14,994,585 shares
2004 - 14,828,750 shares	198,613	196,271
Retained earnings	71,571	60,476
Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive income)	(159)	(36)

	270,025	256,711
Less unearned compensation regarding restricted stock and other	(3,942)	(4,552)

Total stockholders’ equity	266,083	252,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,341,000	$3,091,418

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2005 and 2004
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Interest income:
Portfolio loans (including fees)	$52,347	$42,038	$100,584	$82,068
Loans held for resale	636	602	1,273	1,025
Taxable investment securities	284	266	519	796
Federal funds sold	932	354	1,553	646
Other	292	174	483	348

Total interest income	54,491	43,434	104,412	84,883
Interest expense:
Deposits	12,472	8,925	23,043	17,715
Debt obligations and other	3,427	2,561	6,974	4,990

Total interest expense	15,899	11,486	30,017	22,705

Net interest income	38,592	31,948	74,395	62,178
Provision for loan losses	3,039	2,536	5,062	6,044

Net interest income after provision for loan losses	35,553	29,412	69,333	56,134
Noninterest income:
Service charges on deposit accounts	1,042	1,162	2,053	2,245
Trust fee income	523	858	1,128	1,739
Fees from origination of non-portfolio residential mortgage loans	1,505	1,625	2,770	2,897
Realized gains (losses) on sales of investment securities available for sale	1	211	2	(233)
Other	2,553	1,900	4,244	3,246

Total noninterest income	5,624	5,756	10,197	9,894
Noninterest expense:
Salaries and employee benefits	18,135	16,202	35,352	31,589
Occupancy	2,387	2,122	4,687	4,255
Equipment rent, depreciation and maintenance	1,583	1,574	3,022	2,941
Other	6,590	4,462	12,108	9,139

Total noninterest expense	28,695	24,360	55,169	47,924

Income before income taxes and minority interest	12,482	10,808	24,361	18,104
Income taxes	4,763	4,137	9,323	7,027

Income before minority interest	7,719	6,671	15,038	11,077
Minority interest in net losses of consolidated subsidiaries	578	240	1,274	250

NET INCOME	$8,297	$6,911	$16,312	$11,327

NET INCOME PER SHARE — Note D:
Basic	$0.56	$0.49	$1.11	$0.81

Diluted	$0.54	$0.47	$1.06	$0.77

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2005 and 2004
(in thousands except share data)

				Unearned
			Accumulated	Compensation
			Other	Regarding
	Common	Retained	Comprehensive	Restricted Stock
	Stock	Earnings	Income	and Other	Total
Six Months Ended June 30, 2004

Balances at January 1, 2004	$180,957	$43,135	$(200)	$(4,995)	$218,897

Issuance of 183,349 shares of common stock in conjunction with acquisition of First Carolina State Bank	4,970				4,970

Issuance of 206,999 shares of common stock to acquire minority interest in bank subsidiary	4,974				4,974

Issuance of 73,276 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	1,232				1,232

Issuance of 13,063 shares of restricted common stock	377			(377)	0

Recognition of compensation expense relating to restricted common stock				643	643

Cash dividends paid ($0.31 per share)		(4,396)			(4,396)

Components of comprehensive income:
Net income for the period		11,327			11,327
Market value adjustment for investment securities available for sale (net of income tax effect)			139		139

Comprehensive income for the period					11,466

BALANCES AT JUNE 30, 2004	$192,510	$50,066	$(61)	$(4,729)	$237,786

Six Months Ended June 30, 2005

Balances at January 1, 2005	$196,271	$60,476	$(36)	$(4,552)	$252,159

Issuance of 165,835 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	2,342				2,342

Recognition of compensation expense relating to restricted common stock				610	610

Cash dividends paid ($0.35 per share)		(5,217)			(5,217)

Components of comprehensive income:
Net income for the period		16,312			16,312
Market value adjustment for investment securities available for sale (net of income tax effect)			(123)		(123)

Comprehensive income for the period					16,189

BALANCES AT JUNE 30, 2005	$198,613	$71,571	$(159)	$(3,942)	$266,083

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2005 and 2004

	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$16,312	$11,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,062	6,044
Depreciation of premises and equipment	2,720	2,273
Amortization of intangibles	285	271
Net amortization of investment security premiums	17	3
Loss on sale of premises and equipment	15	3
Minority interest in net losses of consolidated subsidiaries	(1,274)	(250)
Compensation expense relating to restricted common stock	610	643
Originations and purchases of loans held for resale	(318,319)	(403,754)
Proceeds from sales of loans held for resale	327,313	404,833
Increase in accrued interest income and other assets	(13,787)	(5,772)
Increase (decrease) in accrued interest on deposits and other liabilities	3,893	(422)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,847	15,199

INVESTING ACTIVITIES
Cash and cash equivalents of acquired subsidiaries	1,357	4,202
Proceeds from sales of investment securities available for sale	122	66,774
Proceeds from calls, prepayments and maturities of investment securities	3,981	3,827
Purchases of investment securities	(9,493)	(17,130)
Net increase in portfolio loans	(154,368)	(217,729)
Proceeds from sales of premises and equipment	30	19
Purchases of premises and equipment	(2,918)	(6,101)

NET CASH USED BY INVESTING ACTIVITIES	(161,289)	(166,138)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	103,800	161,062
Net increase (decrease) in certificates of deposit	107,385	(32,904)
Net borrowings from (payments on) debt obligations	(6,536)	34,260
Net proceeds from issuance of subordinated debentures (trust-perferred securities)	—	9,935
Resources provided by minority interests	28,342	10,841
Net proceeds from issuance of common stock	2,342	1,232
Cash dividends paid	(5,217)	(4,396)

NET CASH PROVIDED BY FINANCING ACTIVITIES	230,116	180,030

INCREASE IN CASH AND CASH EQUIVALENTS	91,674	29,091

Cash and cash equivalents at beginning of period	231,104	283,623

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$322,778	$312,714

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
     The consolidated balance sheet as of December 31, 2004 was derived from audited consolidated financial statements as of that date. Certain 2004 amounts have been reclassified to conform to the 2005 presentation.
Note B — Implementation of New Accounting Standard
     AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. The SOP prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. This new guidance had no significant effect on Capitol’s consolidated financial statements upon implementation.
[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued
Note C — Stock Options
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

	Six Months Ended
	June 30
	2005	2004
Fair value assumptions:
Risk-free interest rate	4.1%	3.8%
Dividend yield	2.2%	2.2%
Stock price volatility	.27	.28
Expected option life	7 years	6 years
Aggregate estimated fair value of options granted (in thousands)	$4,781	$3,201

Net income (in thousands):
As reported	$16,312	$11,327
Less pro forma compensation expense regarding fair value of stock option awards, net of related income tax effect	(3,108)	(2,081)

Pro forma	$13,204	$9,246

Net income per share:
Basic:
As reported	$1.11	$0.81
Pro forma	0.90	0.66
Diluted:
As reported	1.06	0.77
Pro forma	$0.86	$0.63
     Stock option activity for the interim 2005 period is summarized as follows:

					Weighted
	Number of	Exercise			Average
	Stock Options	Price			Exercise
	Outstanding	Range			Price
Outstanding at January 1	2,584,139	$10.81	to	$33.01	$21.06
Exercised	(279,054)	11.00	to	27.05	16.28
Granted	533,327	30.21	to	34.84	31.60
Cancelled or expired	(4,771)	23.24	to	29.10

Outstanding at June 30	2,833,641	$10.81	to	$34.84	$23.53

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued
Note C — Stock Options — Continued
     As of June 30, 2005, stock options outstanding had a weighted average remaining contractual life of 4.4 years. The following table summarizes stock options outstanding segregated by exercise price range:

		Weighted Average
			Remaining
Exercise Price	Number	Exercise	Contractual
Range	Outstanding	Price	Life
$10.00 to 14.99	317,989	$11.32	2.0 years
$15.00 to 19.99	536,905	16.67	3.5 years
$20.00 to 24.99	536,570	21.92	3.8 years
$25.00 to 29.99	749,278	27.01	4.8 years
$30.00 or more	692,899	31.92	6.3 years

Total outstanding	2,833,641

Note D — Net Income Per Share
     The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Numerator—net income for the period	$8,297,000	$6,911,000	$16,312,000	$11,327,000

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	14,738,747	14,098,637	14,693,859	13,946,916
Weighted average number of unvested shares of restricted common stock outstanding	207,822	265,133	211,635	266,179
Effect of other dilutive securities	463,356	440,280	476,525	497,504

Denominator for diluted net income per share—
Weighted average number of common shares and potential dilution	15,409,925	14,804,050	15,382,019	14,710,599

Number of antidilutive stock options excluded from diluted earnings per share computation	692,899	721,483	692,899	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued
Note E — New Bank and Bank Development Activities
     Bank of Michigan, located in Farmington Hills, Michigan, opened in January 2005. It is majority-owned by Capitol Development Bancorp Limited I, which is a controlled subsidiary of Capitol.
     During June 2005, the following banks opened: Bank of Bellevue, located in Bellevue, Washington, and Fort Collins Commerce Bank, located in Fort Collins, Colorado. Bank of Bellevue and Fort Collins Commerce Bank are majority-owned by Capitol Development Bancorp Limited II and Capitol Bancorp Colorado Limited, respectively, which are controlled subsidiaries of Capitol. Also, Capitol Development Bancorp Limited III was capitalized in June 2005, as a controlled subsidiary of Capitol, with approximately $15 million (including approximately $14 million provided by minority interests) to fund future bank development activity.
     Bank development efforts were in process at June 30, 2005 in several states pending approvals from regulatory agencies, including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. At June 30, 2005, Capitol Bancorp had applications pending for additional de novo community banks in California, Georgia, Illinois and Missouri.
Note F — Pending Share Exchange
     As of June 30, 2005, an exchange offer transaction was pending completion regarding Napa Community Bank which will result in Capitol issuing approximately 200,000 additional shares of common stock and the bank becoming approximately 87% owned, resulting from certain of the bank’s shareholders other than Capitol, which elected to exchange their shares of the bank’s common stock for shares of Capitol. Capitol anticipates concluding the resulting share exchange during the third quarter of 2005.
Note G — Acquisition of Bank
     In early April 2005, Capitol acquired a majority interest in Peoples State Bank (“Peoples”) located in Jeffersonville, Georgia, in a purchase transaction with total consideration approximating $2.2 million. At June 30, 2005, Peoples’ total assets approximated $27.2 million. Capitol’s acquisition of Peoples was accounted for under the purchase method of accounting and its results of operations are included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition. The pro forma effect of this acquisition was not significant.
Note H — Subsequent New Bank Activity
     In early July 2005, Bank of Auburn Hills opened in Auburn Hills, Michigan. It is majority-owned by Capitol Development Bancorp Limited II, which is a controlled subsidiary of Capitol.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued
Note I — Impact of New Accounting Standards
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
     Although Capitol’s management has not completed its analysis of the revised standard, the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options. Previously, Capitol has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied. Effective December 31, 2004, Capitol accelerated the vesting of all of its outstanding stock options in anticipation of implementation of Statement No. 123(R). Such acceleration of vesting, to make all such stock options vested as of December 31, 2004, was done for the purpose of avoiding future expense associated with any unvested stock options granted prior to the effective date of Statement No. 123(R). All stock options granted during the six months ended June 30, 2005 vested at the grant date.
     FASB’s Emerging Issues Task Force (“EITF”), reached consensus on “The Meaning of Other-Than-Temporary and Its Application to Certain Investments” in EITF Issue No. 03-1. The guidance included in the EITF largely consists of expanded disclosures and the guidance was intended to be fully effective in 2003, except for loss-recognition guidance which had a delayed effective date into 2004. In 2004, the FASB has further delayed the loss recognition provisions of Issue No. 03-1. In June 2005, the FASB announced plans to supersede the EITF guidance with a revised standard in late 2005. Because of the inconclusive status of the guidance on the loss recognition aspects of Issue No. 03-1, Capitol’s management is unable to speculate on the potential impact of this matter on Capitol’s consolidated financial statements.
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

PART I, ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Financial Condition
     Total assets approximated $3.3 billion at June 30, 2005, an increase of $250 million from the December 31, 2004 level of $3.1 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets (in $1,000’s)
	June 30, 2005	Dec 31, 2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$334,951	$330,488
Bank of Michigan(1)	15,827	n/a
Brighton Commerce Bank	116,104	105,890
Capitol National Bank	250,978	228,656
Detroit Commerce Bank	78,088	70,036
Elkhart Community Bank	73,346	67,099
Goshen Community Bank	57,153	54,571
Grand Haven Bank	122,322	119,254
Kent Commerce Bank	85,262	89,393
Macomb Community Bank	94,588	94,847
Muskegon Commerce Bank	95,364	94,162
Oakland Commerce Bank	126,233	130,779
Paragon Bank & Trust	113,434	110,128
Portage Commerce Bank	191,753	180,817

Great Lakes Region Total	1,755,403	1,676,120
Southeast Region:
First Carolina State Bank	78,720	68,598
Peoples State Bank(2)	27,238	n/a

Southeast Region Total	105,958	68,598

Eastern Regions Total	1,861,351	1,744,718
Western Regions:
Southwest Region:
Arrowhead Community Bank	89,945	70,989
Bank of Las Vegas	54,096	47,538
Bank of Tucson	170,988	168,469
Black Mountain Community Bank	111,616	100,415
Camelback Community Bank	83,000	83,414
Desert Community Bank	77,043	63,276
East Valley Community Bank	49,499	46,549
Fort Collins Commerce Bank(3)	9,486	n/a
Mesa Bank	117,078	96,158
Red Rock Community Bank	110,196	102,832
Southern Arizona Community Bank	89,169	83,140
Sunrise Bank of Albuquerque	69,174	69,055
Sunrise Bank of Arizona	123,008	128,192
Valley First Community Bank	74,071	54,857
Yuma Community Bank	59,021	59,355

Southwest Region Total	1,287,390	1,174,239
California Region:
Bank of Escondido	59,866	50,956
Napa Community Bank	77,875	79,396
Point Loma Community Bank	35,010	20,857
Sunrise Bank of San Diego	59,175	62,672

California Region Total	231,926	213,881
Northwest Region — Bank of Bellevue(4)	10,436	n/a

Western Regions Total	1,529,752	1,388,120
Other, net	(50,103)	(41,420)

Consolidated	$3,341,000	$3,091,418

n/a — Not applicable.

(1)	Commenced operations in January 2005 and is 51%-owned by Capitol Development Bancorp Limited I, a controlled subsidiary of Capitol.

(2)	Acquired in April 2005 and is 51%-owned by Capitol.

(3)	Commenced operations in June 2005 and is 51%-owned by Capitol Bancorp Colorado Limited, a wholly-owned subsidiary of Capitol.

(4)	Commenced operations in June 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

     Portfolio loans increased during the six-month 2005 period by approximately $151 million, compared to net loan growth of about $264 million during the corresponding period of 2004. Second quarter 2005 loan growth approximated $84 million compared to $165 million in 2004. The pace of loan growth in the interim 2005 period is less than 2004 mainly due to unexpectedly strong growth in the first quarter of 2004. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities.
     The allowance for loan losses at June 30, 2005 approximated $39 million or 1.37% of total portfolio loans, a decrease from the year-end 2004 ratio of 1.40%. The interim 2005 decrease in the allowance ratio is consistent with improvements in asset quality during the period.
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

	2005	2004
Allowance for loan losses at January 1	$37,572	$31,404

Allowance for loan losses of acquired bank subsidiary	—	724

Loans charged-off:
Commercial	(4,237)	(3,469)
Real estate mortgage	—	(99)
Installment	(311)	(140)

Total charge-offs	(4,548)	(3,708)

Recoveries:
Commercial	717	631
Real estate mortgage	1	11
Installment	66	31

Total recoveries	784	673

Net charge-offs	(3,764)	(3,035)
Additions to allowance charged to expense	5,062	6,044

Allowance for loan losses at June 30	$38,870	$35,137

Average total portfolio loans for period ended June 30	$2,771,720	$2,374,923

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.27%	0.26%

     The interim 2004 provision for loan losses was at a higher level due to unexpectedly strong loan growth in the first quarter of 2004 and a special provision of $1 million recorded for estimated losses on one lending relationship.

     Net charge-offs of loans in the interim 2005 period increased approximately $729,000, compared to the corresponding 2004 period. The increase was mainly due to charge-offs associated with commercial loans, while the amount of recoveries increased marginally for the 2005 period.
     The amounts of the allowance for loan losses allocated in the following table (in thousands) are based on management’s estimate of losses inherent in the portfolio at the balance-sheet date, include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs:

	June 30, 2005		December 31, 2004
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans
Commercial	$36,174	1.27%	$34,753	1.29%
Real estate mortgage	1,596	0.06	1,808	0.07
Installment	1,100	0.04	1,011	0.04

Total allowance for loan losses	$38,870	1.37%	$37,572	1.40%

Total portfolio loans outstanding	$2,843,508		$2,692,904

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	June 30	Dec 31
	2005	2004
Nonaccrual loans:
Commercial	$17,478	$20,618
Real estate mortgage	880	2,396
Installment	864	195

Total nonaccrual loans	19,222	23,209

Past due (≥90 days) loans:
Commercial	5,951	3,529
Real estate mortgage	1,343	1,382
Installment	345	351

Total past due loans	7,639	5,262

Total nonperforming loans	26,861	28,471

Real estate owned and other repossessed assets	3,315	3,907

Total nonperforming assets	$30,176	$32,378

     Nonperforming loans decreased 6% or $1.6 million during the six-month period ended June 30, 2005. Nonperforming loans at June 30, 2005 were 0.94% of total portfolio loans, a significant improvement from the corresponding period in 2004 of 1.06%. Of the nonperforming loans at June 30, 2005, about 52% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at June 30, 2005 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.
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
     At June 30, 2005, potential problem loans (including the previously mentioned nonperforming loans) approximated $118 million, or about 4% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are classified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses in comparison to previous years.
[The remainder of this page intentionally left blank]

     The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	June 30	Dec 31	June 30	Dec 31	June 30	Dec 31	June 30	Dec 31
	2005	2004	2005	2004	2005	2004	2005	2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$302,952	$297,936	$4,215	$3,907	$3,998	$2,460	1.39%	1.31%
Bank of Michigan(1)	3,057	n/a	47	n/a	—	n/a	1.54	n/a
Brighton Commerce Bank	94,582	95,408	977	969	1,390	1,035	1.03	1.02
Capitol National Bank	196,698	196,519	2,492	2,723	1,791	2,053	1.27	1.39
Detroit Commerce Bank	72,960	66,280	927	806	194	338	1.27	1.22
Elkhart Community Bank	68,762	63,987	705	712	163	277	1.03	1.11
Goshen Community Bank	52,094	48,059	564	644	274	703	1.08	1.34
Grand Haven Bank	113,016	109,612	2,514	2,522	3,628	7,264	2.22	2.30
Kent Commerce Bank	81,317	86,090	1,212	1,269	2,866	2,445	1.49	1.47
Macomb Community Bank	90,496	91,173	1,432	1,327	2,483	1,768	1.58	1.46
Muskegon Commerce Bank	89,460	88,692	912	904	1,151	1,524	1.02	1.02
Oakland Commerce Bank	102,218	107,037	1,414	1,850	405	2,402	1.38	1.73
Paragon Bank & Trust	98,935	96,428	1,576	1,350	3,207	783	1.59	1.40
Portage Commerce Bank	178,697	170,479	2,066	1,977	3,626	2,820	1.16	1.16

Great Lakes Region Total	1,545,244	1,517,700	21,053	20,960	25,176	25,872
Southeast Region:
First Carolina State Bank	60,755	51,867	614	525	103	11	1.01	1.01
Peoples State Bank(2)	14,080	n/a	52	n/a	—	n/a	0.37	n/a

Southeast Region Total	74,835	51,867	666	525	103	11

Eastern Regions Total	1,620,079	1,569,567	21,719	21,485	25,279	25,883
Western Regions:
Southwest Region:
Arrowhead Community Bank	68,452	62,737	680	620	276	29	0.99	0.99
Bank of Las Vegas	46,488	41,134	435	425	—	—	0.94	1.03
Bank of Tucson	125,649	115,694	1,255	1,170	—	455	1.00	1.01
Black Mountain Community Bank	95,201	84,163	1,154	1,014	336	368	1.21	1.20
Camelback Community Bank	76,419	75,146	1,025	1,186	—	—	1.34	1.58
Desert Community Bank	70,273	58,751	820	722	107	107	1.17	1.23
East Valley Community Bank	44,242	42,614	575	520	—	—	1.30	1.22
Fort Collins Commerce Bank(3)	—	n/a	—	n/a	—	n/a	n/a	n/a
Mesa Bank	102,415	85,561	993	800	—	—	0.97	0.94
Red Rock Community Bank	80,882	72,938	1,567	1,714	376	762	1.94	2.35
Southern Arizona Community Bank	73,364	72,226	735	736	—	—	1.00	1.02
Sunrise Bank of Albuquerque	58,766	59,766	943	895	127	459	1.60	1.50
Sunrise Bank of Arizona	107,272	118,617	1,203	1,400	10	111	1.12	1.18
Valley First Community Bank	53,539	49,518	437	469	—	—	0.82	0.95
Yuma Community Bank	47,916	41,460	430	465	—	—	0.90	1.12

Southwest Region Total	1,050,878	980,325	12,252	12,136	1,232	2,291
California Region:
Bank of Escondido	36,274	33,166	410	350	—	—	1.13	1.06
Napa Community Bank	59,986	53,033	720	720	53	—	1.20	1.36
Point Loma Community Bank	21,419	8,590	220	88	—	—	1.03	1.02
Sunrise Bank of San Diego	52,760	46,945	465	415	297	297	0.88	0.88

California Region Total	170,439	141,734	1,815	1,573	350	297
Northwest Region — Bank of Bellevue(4)	500	n/a	6	n/a	—	n/a	1.20	n/a

Western Regions Total	1,221,817	1,122,059	14,073	13,709	1,582	2,588
Other, net	1,612	1,278	3,078	2,378	—	—	—	—

Consolidated	$2,843,508	$2,692,904	$38,870	$37,572	$26,861	$28,471	1.37%	1.40%

n/a — Not applicable.

(1)	Commenced operations in January 2005 and is 51%-owned by Capitol Development Bancorp Limited I, a controlled subsidiary of Capitol.

(2)	Acquired in April 2005 and is 51%-owned by Capitol.

(3)	Commenced operations in June 2005 and is 51%-owned by Capitol Bancorp Colorado Limited, a wholly-owned subsidiary of Capitol.

(4)	Commenced operations in June 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

Results of Operations
     Second quarter 2005 earnings were a record level, $8.3 million, an increase of $1.4 million over the same period in 2004; diluted earnings per share were $0.54 for the 2005 period compared to $0.47 in 2004. Net income for the six months ended June 30, 2005 was $16.3 million, an increase of 44% over the same period in 2004. Diluted earnings per share for the six-month 2005 period were $1.06 compared to $0.77 for the prior year period. The more significant increase in six-month results was due to decreased earnings in the first quarter of 2004.
     Net interest income for the first six months of 2005 totaled $74.4 million, a 20% increase compared to $62.2 million in 2004. Net interest income for the second quarter of 2005 totaled $38.6 million, a 21% increase, compared to $31.9 million for the comparable period in 2004. This increase is attributable to the banks’ growth in size and a relatively stable, but increasing, interest rate environment.
     Noninterest income for the six months ended June 30, 2005 was $10.2 million, an increase of $303,000, or 3%, over the same period in 2004. Noninterest income for the quarter ended June 30, 2005 was $5.6 million, a decrease of $132,000, or 2%, over the same period in 2004. Fees from origination of nonportfolio residential mortgage loans totaled $1.5 million for the second quarter of 2005, and were $2.8 million for the six-month period, as compared to $1.6 million and $2.9 million for the comparable periods in 2004, respectively, due to lower volume of loan fees derived from reduced residential mortgage loan refinance activity. Service charges on deposit accounts in the six-month 2005 period decreased slightly compared to 2004. Other noninterest income increased about $1 million for the six months ended June 30, 2005, primarily due to gains on sale of government-guaranteed commercial loans and fees earned from syndication of commercial loans to unaffiliated financial institutions.
     The provision for loan losses for the six-month period in 2005 was $5.1 million, as compared to $6 million for the same period in 2004. The provision for loan losses for the quarter ended June 30, 2005 was $3 million as compared to $2.5 million during the corresponding 2004 period. Provisions for loan losses were lower for the six months ended June 30, 2005, due primarily to a decrease in nonperforming loans. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.
     Noninterest expense totaled $55.2 million for the six-month 2005 period and $28.7 million for the three months ended June 30, 2005, as compared to $47.9 million and $24.4 million, respectively, for the comparable periods in 2004. The increase in noninterest expense is associated with growth in the size of the banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group and the addition of four banks in the six-month period of 2005 (compared to the addition of one bank in the six-month 2004 period) and added regional bank development executives as part of Capitol’s 2005 expansion campaign.

     Operating results (dollars in thousands) were as follows:

	Six months ended June 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2005	2004	2005	2004	2005	2004	2005	2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$11,637	$10,795	$2,097	$2,143	15.72%	16.78%	1.28%	1.34%
Bank of Michigan(2)	150	n/a	(496)	n/a	n/a	n/a	n/a	n/a
Brighton Commerce Bank	3,532	3,012	559	505	12.37	12.53	1.04	1.06
Capitol National Bank	7,788	6,740	1,861	1,721	20.32	20.50	1.59	1.55
Detroit Commerce Bank	3,000	1,658	256	34	7.81	1.53	0.68	.14
Elkhart Community Bank	2,443	1,857	310	352	8.06	10.14	0.88	1.25
Goshen Community Bank	1,825	1,523	(38)	293	n/a	9.33	n/a	1.24
Grand Haven Bank	4,228	3,521	559	(117)	11.08	n/a	0.92	n/a
Kent Commerce Bank	3,108	2,622	222	324	5.38	7.97	0.50	.80
Macomb Community Bank	3,183	2,770	255	312	5.80	7.13	0.53	.70
Muskegon Commerce Bank	3,559	2,883	765	625	15.72	13.84	1.63	1.49
Oakland Commerce Bank	4,285	3,751	959	106	18.59	2.03	1.50	.15
Paragon Bank & Trust	4,168	3,469	613	521	10.65	9.47	1.12	.99
Portage Commerce Bank	6,776	5,467	1,532	1,264	19.63	19.48	1.65	1.53

Great Lakes Region Total	59,682	50,068	9,454	8,083
Southeast Region:
First Carolina State Bank	2,052	781	238	223	4.58	8.78	0.68	1.33
Peoples State Bank(3)	424	n/a	36	n/a	4.46	n/a	0.61	n/a

Southeast Region Total	2,476	781	274	223

Eastern Regions Total	62,158	50,849	9,728	8,306

Western Regions:
Southwest Region:
Arrowhead Community Bank	3,170	2,338	458	269	13.38	9.90	1.20	.87
Bank of Las Vegas	1,837	1,274	257	—	8.03	n/a	0.99	n/a
Bank of Tucson	6,029	4,889	1,811	1,447	27.87	24.92	2.13	1.87
Black Mountain Community Bank	4,051	2,844	992	602	20.00	14.50	1.74	1.38
Camelback Community Bank	2,865	2,771	613	220	14.36	5.13	1.53	.55
Desert Community Bank	2,706	1,932	505	263	13.10	7.06	1.43	.92
East Valley Community Bank	1,905	1,521	104	81	4.36	4.03	0.43	.39
Fort Collins Commerce Bank(4)	99	n/a	(125)	n/a	n/a	n/a	n/a	n/a
Mesa Bank	4,536	3,189	1,026	700	24.97	20.12	2.01	1.79
Red Rock Community Bank	3,281	2,949	715	112	11.41	1.83	1.43	.21
Southern Arizona Community Bank	2,901	2,698	615	654	14.04	16.15	1.42	1.57
Sunrise Bank of Albuquerque	2,591	2,639	527	439	15.57	14.97	1.54	1.25
Sunrise Bank of Arizona	5,072	5,775	1,121	1,120	18.12	21.00	1.78	1.75
Valley First Community Bank	2,118	1,469	338	75	10.54	2.64	1.06	.34
Yuma Community Bank	2,169	1,832	486	363	15.02	13.08	1.65	1.49

Southwest Region Total	45,330	38,120	9,443	6,345
California Region:
Bank of Escondido	1,725	749	207	(230)	4.48	n/a	0.74	n/a
Napa Community Bank	2,698	1,890	615	102	12.96	4.29	1.70	.59
Point Loma Community Bank	783	n/a	(337)	n/a	n/a	n/a	n/a	n/a
Sunrise Bank of San Diego	2,666	2,938	481	617	8.97	13.68	1.56	1.75

California Region Total	7,872	5,577	966	489
Northwest Region — Bank of Bellevue(5)	13	n/a	(188)	n/a	n/a	n/a	n/a	n/a

Western Regions Total	53,215	43,697	10,221	6,834
Other, net	(751)	231	(3,637)	(3,813)	n/a	n/a	n/a	n/a

Consolidated	$114,622	$94,777	$16,312	$11,327	12.68%	9.96%	1.02%	.79%

n/a — Not applicable.

(1)	Annualized for period presented.

(2)	Commenced operations in January 2005 and is 51%-owned by Capitol Development Bancorp Limited I, a controlled subsidiary of Capitol.

(3)	Acquired in April 2005 and is 51%-owned by Capitol.

(4)	Commenced operations in June 2005 and is 51%-owned by Capitol Bancorp Colorado Limited, a wholly-owned subsidiary of Capitol.

(5)	Commenced operations in June 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

Liquidity and Capital Resources
     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $211 million for the six months ended June 30, 2005, compared to a $182 million increase in the corresponding period of 2004. Growth occurred in most interest-bearing deposit categories, with the majority coming from certificate of deposit accounts. The banks generally do not significantly rely on brokered deposits as a key funding source. Brokered deposits approximated $225 million as of June 30, 2005, or about 8% of total deposits, an increase of $44 million during the interim 2005 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching repricing of funding sources and assets.
     Noninterest-bearing deposits approximated 22% of total deposits at June 30, 2005 and 20% at December 31, 2004. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.
     Interim 2005 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.
     Cash and cash equivalents amounted to $323 million or 10% of total assets at June 30, 2005, compared with $231 million or 7% of total assets at December 31, 2004. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at June 30, 2005 is adequate to fund loan demand and meet depositor needs.
     In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At June 30, 2005, the banks had approximately $31 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.
     Several of the banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $163 million and additional borrowing capacity approximated $153 million at June 30, 2005. They are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total notes payable and short-term borrowings approximated $166 million in the interim period of 2005. At June 30, 2005, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.
     Stockholders’ equity, as a percentage of total assets, approximated 8% at June 30, 2005 and 8.2% at December 31, 2004.
     Effective April 2005, Capitol acquired a majority interest in Peoples State Bank (“Peoples”) located in Jeffersonville, Georgia, in a purchase transaction with total consideration approximating $2.2 million. At June 30, 2005, Peoples’ total assets approximated $27.2 million. Capitol’s acquisition of Peoples was accounted for under the purchase-method of accounting and its results of operations are included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition.

     Bank of Michigan, located in Farmington Hills, Michigan, opened in January 2005. It is majority-owned by Capitol Development Bancorp Limited I, which is a controlled subsidiary of Capitol.
     During June 2005, the following banks opened: Bank of Bellevue, located in Bellevue, Washington, and Fort Collins Commerce Bank, located in Fort Collins, Colorado. Bank of Bellevue and Fort Collins Commerce Bank are majority-owned by Capitol Development Bancorp Limited II and Capitol Bancorp Colorado Limited, respectively, which are controlled subsidiaries of Capitol. Also, Capitol Development Bancorp Limited III was capitalized in June 2005, as a controlled subsidiary of Capitol, with approximately $15 million (including approximately $14 million provided by minority interests) to fund future bank development activity.
     As of June 30, 2005, an exchange offer transaction was pending completion regarding Napa Community Bank which will result in Capitol issuing approximately 200,000 additional shares of common stock and the bank becoming approximately 87% owned, resulting from certain of the bank’s shareholders other than Capitol, which elected to exchange their shares of the bank’s common stock for shares of Capitol. Capitol anticipates concluding the resulting share exchange during the third quarter of 2005.
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
     The Board of Governors of the Federal Reserve, which influences interest rates, has increased interbank borrowing rates several times during the interim 2005 period and expressed several concerns about a variety of economic conditions. Home mortgage refinancing volume has decreased from record 2003 levels, which has adversely impacted fee income from the origination of residential mortgages. Many of Capitol’s loans are variable-rate and, accordingly, such rate increases should result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.
     Start-up banks generally incur operating losses during their early periods of operations. Recently formed start-up banks may not contribute consolidated earnings performance and start-up banks formed in 2005 and beyond may similarly negatively impact short-term profitability. Capitol seeks to reduce the adverse impact of early-period losses of start-up banks through the use of partial ownership of such banks and partially-owned development subsidiaries which own controlling interests in certain of those de novo banks.
     General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.
     Media reports raising questions about the health of the domestic economy have continued in 2005. During the interim 2005 period, nonperforming loans have decreased, however, it is difficult to predict future movements in levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.
Impact of New Accounting Standards
     There are several new accounting standards either becoming effective or being issued in 2005. They are listed and discussed in Notes B and I of the accompanying condensed consolidated financial statements.
Critical Accounting Policies
     Capitol’s critical accounting policies are described on pages F-9, F-10 and F-11 of the financial section of its 2004 Annual Report. In the circumstances of Capitol, management believes its “critical accounting policies” are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for stock options, goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and classification of trust-preferred securities.
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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.
(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	Capitol’s annual meeting of shareholders was held May 5, 2005.

(b)	The following matters were voted upon at the annual meeting of shareholders:
1.	The election of the nominees for the board of directors who will serve for a term to expire at the 2006 annual meeting was voted on by the shareholders. The nominees, all of whom were elected, are listed below. The following votes were tabulated:

	For	Withheld
Louis G. Allen	12,044,248	408,468
Paul R. Ballard	10,814,200	1,638,517
David L. Becker	10,495,802	1,956,914
Robert C. Carr	10,630,408	1,822,308
Douglas E. Crist	11,839,925	612,791
Michael J. Devine	10,815,589	1,637,127
Cristin Reid English	10,623,699	1,829,017
James C. Epolito	10,697,755	1,754,961
Gary A. Falkenberg	11,996,381	456,335
Joel I. Ferguson	12,044,942	407,774
Kathleen A. Gaskin	11,839,610	613,107
H. Nicholas Genova	12,050,683	402,033
Michael F. Hannley	10,629,910	1,822,806
Lewis D. Johns	10,456,781	1,995,935
Michael L. Kasten	10,630,069	1,822,647
John S. Lewis	10,620,819	1,831,897
Leonard Maas	11,913,806	538,910
Lyle W. Miller	10,439,313	2,013,403
Kathryn L. Munro	12,123,469	329,247
Myrl D. Nofziger	12,127,032	325,684
David O’Leary	10,629,462	1,823,254
Joseph D. Reid	10,636,334	1,816,382
Ronald K. Sable	10,757,476	1,695,240
There were no broker non-votes.

PART II. OTHER INFORMATION — Continued
2.	A proposal to approve the proposed amendment to Capitol’s Articles of Incorporation to increase the number of authorized shares from 25,000,000 to 50,000,000 was approved by the shareholders. The following votes were tabulated:

For	Against	Abstain	Non-Vote
11,695,002	704,196	53,518	0
The proposal passed with 93.9% of the outstanding shares entitled to vote being voted “FOR” the proposal.
3.	A proposal to approve the proposed amendment to the Capitol Bancorp Limited 2003 Stock Plan to authorize the reservation of an additional 1,000,000 shares of Capitol’s common stock for future issuance was approved by the shareholders. The following votes were tabulated:

For	Against	Abstain	Non-Vote
7,330,399	1,935,397	40,342	3,146,578
The proposal passed with 58.9% of the voted shares entitled to vote being voted “FOR” the proposal.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits:

Exhibit
No.	Description of Exhibit
3 (i)	Amendment to Articles of Incorporation.

10.1	First Amendment to 2003 Stock Plan (incorporated by reference from Registration Statement on Form S-8, Reg. No. 333-126206, filed June 26, 2005).

10.2	Capitol Bancorp Ltd. Management Incentive Plan

31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
On April 25, 2005, a report on Form 8-K was filed, reporting first quarter earnings.
On April 27, 2005, a report on Form 8-K was filed, reporting a second quarter 2005 dividend.
On May 11, 2005, a report on Form 8-K was filed reporting that the shareholders of Capitol Bancorp Ltd. approved the First Amendment to the Capitol Bancorp Ltd. 2003 Stock Plan (the “Plan”) increasing the number of shares reserved for issuance under the Plan from 1,000,000 to 2,000,000.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)
/s/ Joseph D. Reid
Joseph D. Reid
Chairman and CEO (duly authorized to sign on behalf of the registrant)

/s/ Lee W. Hendrickson
Chief Financial Officer

Date: July 29, 2005

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
3	(i)	Amendment to Articles of Incorporation.

10.2		Capitol Bancorp Ltd. Management Incentive Plan.

31.1		Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.