Form 10-Q
period 2005-09-30
CAPITOL BANCORP LTD
filed 2005-10-31
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by a check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, No par value: 15,231,233 shares outstanding as of October 15, 2005.

INDEX
PART I. FINANCIAL INFORMATION
Forward-Looking Statements
Certain of the statements contained in this document, including Capitol’s consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words “intend,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “should,” “believe,” and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol’s efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol’s banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol’s banks and Capitol’s ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol’s asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, and (xi) other risks detailed in Capitol’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

PART I, ITEM I
CAPITOL BANCORP LTD.
Condensed Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004

	(Unaudited)
	September 30	December 31
	2005	2004
	(in thousands)
ASSETS

Cash and due from banks	$165,613	$123,969
Money market and interest-bearing deposits	22,538	10,745
Federal funds sold	191,673	96,390

Cash and cash equivalents	379,824	231,104
Loans held for resale	33,632	43,143
Investment securities:
Available for sale, carried at market value	29,177	28,172
Held for long-term investment, carried at amortized cost which approximates market value	16,422	14,191

Total investment securities	45,599	42,363
Portfolio loans:
Commercial	2,590,153	2,444,492
Real estate mortgage	216,288	177,204
Installment	82,125	71,208

Total portfolio loans	2,888,566	2,692,904
Less allowance for loan losses	(39,284)	(37,572)

Net portfolio loans	2,849,282	2,655,332
Premises and equipment	33,257	32,661
Accrued interest income	12,043	10,447
Goodwill and other intangibles	44,928	41,943
Other assets	47,764	34,425

TOTAL ASSETS	$3,446,329	$3,091,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$622,897	$503,902
Interest-bearing	2,176,546	2,006,170

Total deposits	2,799,443	2,510,072
Debt obligations:
Notes payable and short-term borrowings	173,823	172,534
Subordinated debentures	100,916	100,845

Total debt obligations	274,739	273,379
Accrued interest on deposits and other liabilities	21,778	16,288

Total liabilities	3,095,960	2,799,739

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	70,135	39,520

STOCKHOLDERS’ EQUITY:
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2005 - 15,223,775 shares
2004 - 14,828,750 shares	205,628	196,271
Retained earnings	78,428	60,476
Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive income)	(185)	(36)

	283,871	256,711
Less unearned compensation regarding restricted stock and other	(3,637)	(4,552)

Total stockholders’ equity	280,234	252,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,446,329	$3,091,418

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(in thousands, except per share data)

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2005	2004	2005	2004
Interest income:
Portfolio loans (including fees)	$55,886	$44,492	$156,470	$126,560
Loans held for resale	741	504	2,014	1,529
Taxable investment securities	222	275	741	1,071
Federal funds sold	1,506	407	3,059	1,053
Other	300	199	783	547

Total interest income	58,655	45,877	163,067	130,760
Interest expense:
Deposits	14,188	9,176	37,231	26,891
Debt obligations and other	3,626	2,767	10,600	7,757

Total interest expense	17,814	11,943	47,831	34,648

Net interest income	40,841	33,934	115,236	96,112
Provision for loan losses	2,107	3,553	7,169	9,597

Net interest income after provision for loan losses	38,734	30,381	108,067	86,515
Noninterest income:
Service charges on deposit accounts	1,062	1,091	3,115	3,336
Trust fee income	526	796	1,654	2,535
Fees from origination of non-portfolio residential mortgage loans	1,820	1,314	4,590	4,211
Realized gains (losses) on sale of investment securities available for sale	6	(191)	8	(424)
Other	1,524	1,531	5,768	4,777

Total noninterest income	4,938	4,541	15,135	14,435
Noninterest expense:
Salaries and employee benefits	19,416	14,493	54,768	46,082
Occupancy	2,483	2,173	7,170	6,428
Equipment rent, depreciation and maintenance	1,571	1,325	4,593	4,266
Other	6,844	5,778	18,952	14,917

Total noninterest expense	30,314	23,769	85,483	71,693

Income before income taxes and minority interest	13,358	11,153	37,719	29,257
Income taxes	5,195	4,274	14,518	11,301

Income before minority interest	8,163	6,879	23,201	17,956
Minority interest in net losses of consolidated subsidiaries	1,431	560	2,705	810

NET INCOME	$9,594	$7,439	$25,906	$18,766

NET INCOME PER SHARE
Basic	$0.64	$0.52	$1.75	$1.33

Diluted	$0.61	$0.50	$1.67	$1.27

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
(in thousands except share data)

				Unearned
			Accumulated	Compensation
			Other	Regarding
	Common	Retained	Comprehensive	Restricted Stock
	Stock	Earnings	Income	and Other	Total
Nine Months Ended September 30, 2004

Balances at January 1, 2004	$180,957	$43,135	$(200)	$(4,995)	$218,897

Issuance of 183,349 shares of common stock in conjunction with acquisition of bank	4,970				4,970

Issuance of 346,947 shares of common stock to acquire minority interest in subsidiaries	8,665				8,665

Issuance of 167,550 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	356				356

Issuance of 13,063 shares of restricted common stock	377			(377)	0

Recognition of compensation expense relating to restricted common stock				968	968

Cash dividends paid ($0.48 per share)		(6,863)			(6,863)

Components of comprehensive income:
Net income for the period		18,766			18,766
Market value adjustment for investment securities available for sale (net of income tax effect)			251		251

Comprehensive income for the period					19,017

BALANCES AT SEPTEMBER 30, 2004	$195,325	$55,038	$51	$(4,404)	$246,010

Nine Months Ended September 30, 2005

Balances at January 1, 2005	$196,271	$60,476	$(36)	$(4,552)	$252,159

Issuance of 201,731 shares of common stock to acquire portion of minority interest in subsidiary	6,377				6,377

Issuance of 193,294 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	2,980				2,980

Recognition of compensation expense relating to restricted common stock				915	915

Cash dividends paid ($0.53 per share)		(7,954)			(7,954)

Components of comprehensive income:
Net income for the period		25,906			25,906
Market value adjustment for investment securities available for sale (net of income tax effect)			(149)		(149)

Comprehensive income for the period					25,757

BALANCES AT SEPTEMBER 30, 2005	$205,628	$78,428	$(185)	$(3,637)	$280,234

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$25,906	$18,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,169	9,597
Depreciation of premises and equipment	4,179	3,520
Amortization of intangibles	431	410
Net amortization of investment security premiums	63	19
Loss on sale of premises and equipment	14	1
Minority interest in net losses of consolidated subsidiaries	(2,705)	(810)
Compensation expense relating to restricted common stock	915	968
Originations and purchases of loans held for resale	(500,957)	(558,147)
Proceeds from sales of loans held for resale	510,468	565,950
Increase in accrued interest income and other assets	(17,568)	(6,526)
Increase in accrued interest expense on deposits and other liabilities	5,490	835

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,405	34,583

INVESTING ACTIVITIES
Cash and cash equivalents of acquired subsidiary	1,357	4,202
Proceeds from sale of investment securities available for sale	1,757	68,302
Proceeds from calls, prepayments and maturities of investment securities	6,279	5,098
Purchases of investment securities	(11,561)	(18,451)
Net increase in portfolio loans	(201,119)	(316,590)
Proceeds from sales of premises and equipment	83	22
Purchases of premises and equipment	(4,872)	(8,846)

NET CASH USED BY INVESTING ACTIVITIES	(208,076)	(266,263)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	146,955	172,176
Net increase in certificates of deposit	142,416	2,722
Net borrowings from debt obligations	1,289	43,322
Net proceeds from issuance of subordinated debentures	—	9,935
Resources provided by minority interests	37,705	14,761
Net proceeds from issuance of common stock	2,980	356
Cash dividends paid	(7,954)	(6,863)

NET CASH PROVIDED BY FINANCING ACTIVITIES	323,391	236,409

INCREASE IN CASH AND CASH EQUIVALENTS	148,720	4,729

Cash and cash equivalents at beginning of period	231,104	283,623

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$379,824	$288,352

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
     The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
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

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2005	2004	2005	2004
Fair value assumptions:
Risk-free interest rate		3.9%	4.1%	3.8%
Dividend yield		2.5%	2.2%	2.3%
Stock price volatility		.22	.27	.26
Expected option life		7 years	7 years	6.5 years
Aggregate estimated fair value of options granted (in thousands)	$—	$1,074	$4,781	$4,275

Net income (in thousands):
As reported	$9,594	$7,439	$25,906	$18,766
Less pro forma compensation expense regarding fair value of stock option awards, net of related income tax effect	—	(698)	(3,108)	(2,779)

Pro forma	$9,594	$6,741	$22,798	$15,987

Net income per share:
Basic:
As reported	$0.64	$0.52	$1.75	$1.33
Pro forma	0.64	0.47	1.54	1.14
Diluted:
As reported	0.61	0.50	1.67	1.27
Pro forma	$0.61	$0.45	$1.47	$1.08
     Stock option activity for the interim 2005 period is summarized as follows:

			Weighted
	Number of	Exercise	Average
	Stock Options	Price	Exercise
	Outstanding	Range	Price
Outstanding at January 1	2,584,139	$10.81 to $33.01	$21.06
Exercised	(312,042)	11.00 to 30.21	16.51
Granted	533,327	30.21 to 34.84	31.60
Cancelled or expired	(41,337)	23.24 to 29.10

Outstanding at September 30	2,764,087	$10.81 to $34.84	$23.57

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued
Note C — Stock Options – Continued
     As of September 30, 2005, stock options outstanding had a weighted average remaining contractual life of 4.3 years. The following table summarizes stock options outstanding segregated by exercise price range:

		Weighted Average
			Remaining
Exercise Price	Number	Exercise	Contractual
Range	Outstanding	Price	Life
$10.00 to 14.99	304,441	$11.34	1.8 years
$15.00 to 19.99	531,784	16.67	3.3 years
$20.00 to 24.99	498,056	21.72	4.3 years
$25.00 to 29.99	738,703	27.03	4.6 years
$30.00 or more	691,103	$31.92	6.0 years

Total outstanding	2,764,087

Note D — Net Income Per Share
     The computations of basic and diluted earnings per share were as follows:

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2005	2004	2005	2004
Numerator—net income for the period	$9,594,000	$7,439,000	$25,906,000	$18,766,000

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	14,939,912	14,311,842	14,776,778	14,069,446
Weighted average number of unvested shares of restricted common stock outstanding	201,990	259,300	208,384	263,869
Effect of other dilutive securities (stock options)	537,597	422,391	485,855	426,651

Denominator for diluted net income per share—
Weighted average number of common shares and potential dilution	15,679,499	14,993,533	15,471,017	14,759,966

Number of antidilutive stock options excluded from diluted earnings per share computation	—	—	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued
Note E — New Banks and Bank Development Activities
     Bank of Michigan, located in Farmington Hills, Michigan, opened in January 2005. During June 2005, the following banks opened: Bank of Bellevue, located in Bellevue, Washington, and Fort Collins Commerce Bank, located in Fort Collins, Colorado. In early July 2005, Bank of Auburn Hills opened in Auburn Hills, Michigan. In early August 2005, Bank of San Francisco opened in San Francisco, California. These banks are majority-owned by Capitol or bank-development subsidiaries controlled by Capitol.
     In 2005, Capitol Development Bancorp Limited III was capitalized as a controlled subsidiary of Capitol, with approximately $16 million (including approximately $15 million provided by minority interests) to fund future bank development activity.
     Bank development efforts were in process at September 30, 2005 in several states pending approvals from regulatory agencies, including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. At September 30, 2005, Capitol had applications pending for additional de novo community banks in Arizona, California, Georgia, Illinois, Missouri and North Carolina.
Note F — Share Exchange Transaction
     A share exchange offer transaction regarding Napa Community Bank was completed effective August 31, 2005. Shares acquired from the Bank’s shareholders accepting Capitol’s exchange offer were exchanged for Capitol’s common stock according to an exchange ratio. In total, Capitol issued approximately 202,000 shares of previously unissued common stock resulting from this transaction (for consideration approximating $6.4 million), increasing Capitol’s ownership of Napa Community Bank to approximately 87%. This acquisition of minority interests was recorded using the purchase-method of accounting. The pro forma effect of this transaction was not significant.
Note G — Acquisition of Bank
     In April 2005, Capitol acquired a majority interest in Peoples State Bank (“Peoples”) located in Jeffersonville, Georgia, in a purchase transaction with total consideration approximating $2.2 million. Peoples’ total assets approximated $22.9 million at the acquisition date, including $1.2 million of goodwill relating to the purchase of the controlling interest in the bank by Capitol. Capitol’s acquisition of Peoples was accounted for under the purchase method of accounting and its results of operations are included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition. The pro forma effect of this acquisition was not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued
Note H — Impact of New Accounting Standards
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
     Although Capitol’s management has not completed its analysis of the revised standard, the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options. Previously, Capitol has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied. Effective December 31, 2004, Capitol accelerated the vesting of all of its outstanding stock options in anticipation of implementation of Statement No. 123(R). Such acceleration of vesting, to make all such stock options vested as of December 31, 2004, was done for the purpose of avoiding future expense associated with any unvested stock options granted prior to the effective date of Statement No. 123(R). All stock options granted during the interim periods of 2005 vested at the grant date. As mentioned above, the current accounting standard in effect prior to the effective date of Statement No. 123(R) requires disclosure of what pro forma compensation expense would have been if stock options granted had been recorded at fair value using measurement techniques which are similar to those prescribed in Statement No. 123(R); such disclosures appear in Note C. That presentation should not be viewed as an estimate of future expense levels inasmuch as it is based on stock options granted in the periods presented which may differ significantly from future granting activity, assumptions used and the structure of share-based payment awards.
     FASB’s Emerging Issues Task Force (“EITF”), reached consensus on “The Meaning of Other-Than-Temporary and Its Application to Certain Investments” in EITF Issue No. 03-1. The guidance included in the EITF consensus largely consisted of expanded disclosures and the guidance was intended to be fully effective in 2003, except for loss-recognition guidance which had a delayed effective date into 2004. In 2004, the FASB has further delayed the loss recognition provisions of Issue No. 03-1. In June 2005, the FASB announced plans to supersede the EITF guidance with a revised standard in late 2005. Because of the inconclusive status of the guidance on the loss recognition aspects of Issue No. 03-1, Capitol’s management is unable to speculate on the potential impact of this matter on Capitol’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. — Continued
Note H — Impact of New Accounting Standards — Continued
     Most recently, the FASB has issued several proposals to amend, supersede or interpret existing accounting standards which may impact Capitol’s financial statements at a later date:
•	Proposed amendment to Statement No. 128, Earnings per Share.

•	Proposed amendments to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

•	Proposed interpretation regarding Uncertain Tax Positions.

•	Proposed replacement of Statement No. 141 regarding Business Combinations.

•	Proposed replacement of Accounting Research Bulletin No. 51 regarding Consolidated Financial Statements, Including Accounting and Reporting for Noncontrolling Interests.
     Due to the uncertain future status of these proposals, Capitol’s management is unable to estimate their potential impact on Capitol’s consolidated financial statements.
     A variety of other proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol’s consolidated financial statements.
[The remainder of this page intentionally left blank]

PART I, ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Financial Condition
     Total assets approximated $3.4 billion at September 30, 2005, an increase of $355 million from the December 31, 2004 level of $3.1 billion. The balance sheet includes Capitol and its consolidated subsidiaries:
[The remainder of this page intentionally left blank]

	Total Assets (in $1,000’s)
	Sept 30, 2005	Dec 31, 2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$328,524	$330,488
Bank of Auburn Hills(5)	9,259	n/a
Bank of Michigan(1)	17,161	n/a
Brighton Commerce Bank	102,264	105,890
Capitol National Bank	244,760	228,656
Detroit Commerce Bank	82,418	70,036
Elkhart Community Bank	78,946	67,099
Goshen Community Bank	63,290	54,571
Grand Haven Bank	120,678	119,254
Kent Commerce Bank	85,120	89,393
Macomb Community Bank	88,363	94,847
Muskegon Commerce Bank	98,001	94,162
Oakland Commerce Bank	123,321	130,779
Paragon Bank & Trust	111,297	110,128
Portage Commerce Bank	188,082	180,817

Great Lakes Region Total	1,741,484	1,676,120
Southeast Region:
First Carolina State Bank	77,968	68,598
Peoples State Bank(2)	28,711	n/a

Southeast Region Total	106,679	68,598

Eastern Regions Total	1,848,163	1,744,718
Western Regions:
Southwest Region:
Arrowhead Community Bank	81,549	70,989
Bank of Las Vegas	75,162	47,538
Bank of Tucson	193,813	168,469
Black Mountain Community Bank	122,606	100,415
Camelback Community Bank	87,250	83,414
Desert Community Bank	81,141	63,276
East Valley Community Bank	45,881	46,549
Fort Collins Commerce Bank(3)	18,571	n/a
Mesa Bank	124,181	96,158
Red Rock Community Bank	116,688	102,832
Southern Arizona Community Bank	91,409	83,140
Sunrise Bank of Albuquerque	67,868	69,055
Sunrise Bank of Arizona	114,346	128,192
Valley First Community Bank	75,378	54,857
Yuma Community Bank	58,868	59,355

Southwest Region Total	1,354,711	1,174,239
California Region:
Bank of Escondido	67,757	50,956
Bank of San Francisco(6)	12,650	n/a
Napa Community Bank	78,680	79,396
Point Loma Community Bank	35,142	20,857
Sunrise Bank of San Diego	64,856	62,672

California Region Total	259,085	213,881
Northwest Region — Bank of Bellevue(4)	13,568	n/a

Western Regions Total	1,627,364	1,388,120
Other, net	(29,198)	(41,420)

Consolidated	$3,446,329	$3,091,418

n/a — Not applicable.

(1)	Commenced operations in January 2005 and is 51%-owned by Capitol Development Bancorp Limited I, a controlled subsidiary of Capitol.

(2)	Acquired in April 2005 and is 62%-owned by Capitol.

(3)	Commenced operations in June 2005 and is 51%-owned by Capitol Bancorp Colorado Limited, a wholly-owned subsidiary of Capitol.

(4)	Commenced operations in June 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

(5)	Commenced operations in July 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

(6)	Commenced operations in August 2005 and is 51%-owned by Capitol.

     Portfolio loans increased during the nine-month 2005 period by approximately $196 million, compared to net loan growth of about $361 million during the corresponding period of 2004. Year-to-date loan growth includes the acquisition of Peoples State Bank, effective April 1, 2005, which had portfolio loans totaling approximately $13 million at the acquisition date. Loan growth in the first quarter of 2005 approximated $67 million ($100 million in 2004). Second and third quarter 2005 loan growth approximated $84 million and $45 million, respectively, compared to $113 million and $97 million in 2004. 2005 loan growth for the nine-month period has been lower than 2004 levels due to softening loan demand. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities.
     The allowance for loan losses at September 30, 2005 approximated $39 million or 1.36% of total portfolio loans, which was slightly lower than the mid-year level of 1.37% and year-end 2004 ratio of 1.40%. The interim 2005 decrease in the allowance ratio is consistent with improvements in asset quality during the period.
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

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2005	2004	2005	2004
Allowance for loan losses at beginning of period	$38,870	$35,137	$37,572	$31,404

Allowance for loan losses of acquired bank subsidiary	—	—	—	724

Loans charged-off:
Commercial	(2,304)	(1,673)	(6,541)	(5,142)
Real estate mortgage	—	(17)	—	(116)
Installment	(129)	(108)	(440)	(248)

Total charge-offs	(2,433)	(1,798)	(6,981)	(5,506)

Recoveries:
Commercial	709	129	1,426	761
Real estate mortgage	1	—	2	10
Installment	30	6	96	37

Total recoveries	740	135	1,524	808

Net charge-offs	(1,693)	(1,663)	(5,457)	(4,698)
Additions to allowance charged to expense	2,107	3,553	7,169	9,597

Allowance for loan losses at September 30	$39,284	$37,027	$39,284	$37,027

Average total portfolio loans for the period	$2,868,354	$2,566,005	$2,804,285	$2,437,698

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.24%	0.26%	0.26%	0.26%

     Net charge-offs of loans in the nine-month 2005 period increased by approximately $759,000, compared to the corresponding 2004 period. The increase was mainly due to charge-offs associated with commercial loans ($1.4 million), while the amount of recoveries increased $716,000 during the 2005 period.
     The amounts of the allowance for loan losses allocated in the following table (in thousands) are based on management’s estimate of losses inherent in the portfolio at the balance-sheet date, include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

	September 30, 2005		December 31, 2004
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans
Commercial	$36,420	1.26%	$34,753	1.29%
Real estate mortgage	1,701	0.06	1,808	0.07
Installment	1,163	0.04	1,011	0.04

Total allowance for loan losses	$39,284	1.36%	$37,572	1.40%

Total portfolio loans outstanding	$2,888,566		$2,692,904

     Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	Sept 30,	Dec 31,
	2005	2004
Nonaccrual loans:
Commercial	$18,028	$20,618
Real estate mortgage	1,562	2,396
Installment	925	195

Total nonaccrual loans	20,515	23,209

Past due (≥90 days) loans:
Commercial	4,061	3,529
Real estate mortgage	465	1,382
Installment	194	351

Total past due loans	4,720	5,262

Total nonperforming loans	$25,235	$28,471

Real estate owned and other repossessed assets	2,938	3,907

Total nonperforming assets	$28,173	$32,378

     Nonperforming loans decreased 11% or $3.2 million during the nine-month period ended September 30, 2005. Nonperforming loans at September 30, 2005 were 0.87% of total portfolio loans, a significant improvement from the ratio of 1.10% at September 30, 2004. Of the nonperforming loans at September 30, 2005, about 71% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at September 30, 2005 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.
     In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan ratings. At inception, all loans are individually assigned a rating which grades the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as the nature of the borrower’s business climate, local economic conditions and other subjective factors. The loan rating process is fluid and subjective.
     Potential problem loans include loans which are generally performing as agreed; however, because of internal loan review and/or lending staff risk assessment, increased monitoring is deemed appropriate. In addition, some loans are assigned a more adverse classification, with specific performance issues or other risk factors requiring close management and development of specific remedial action plans.
     At September 30, 2005, potential problem loans (including the previously mentioned nonperforming loans) approximated $115 million, or about 4% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions are uncertain and could result in higher levels of future loan losses in comparison to previous years.
[The remainder of this page intentionally left blank]

     The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	Sept 30	Dec 31	Sept 30	Dec 31	Sept 30	Dec 31	Sept 30	Dec 31
	2005	2004	2005	2004	2005	2004	2005	2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$297,596	$297,936	$4,203	$3,907	$3,415	$2,460	1.41%	1.31%
Bank of Auburn Hills(5)	2,665	n/a	38	n/a	—	n/a	1.43	n/a
Bank of Michigan(1)	10,934	n/a	164	n/a	—	n/a	1.50	n/a
Brighton Commerce Bank	92,739	95,408	977	969	1,398	1,035	1.05	1.02
Capitol National Bank	196,481	196,519	2,710	2,723	1,508	2,053	1.38	1.39
Detroit Commerce Bank	79,338	66,280	1,012	806	274	338	1.28	1.22
Elkhart Community Bank	72,868	63,987	838	712	814	277	1.15	1.11
Goshen Community Bank	53,211	48,059	608	644	—	703	1.14	1.34
Grand Haven Bank	113,303	109,612	2,449	2,522	3,309	7,264	2.16	2.30
Kent Commerce Bank	75,348	86,090	1,240	1,269	1,733	2,445	1.65	1.47
Macomb Community Bank	84,842	91,173	1,234	1,327	2,169	1,768	1.45	1.46
Muskegon Commerce Bank	90,469	88,692	905	904	1,889	1,524	1.00	1.02
Oakland Commerce Bank	94,159	107,037	1,394	1,850	1,062	2,402	1.48	1.73
Paragon Bank & Trust	95,964	96,428	1,320	1,350	2,554	783	1.38	1.40
Portage Commerce Bank	175,172	170,479	1,946	1,977	2,518	2,820	1.11	1.16

Great Lakes Region Total	1,535,089	1,517,700	21,038	20,960	22,643	25,872
Southeast Region:
First Carolina State Bank	62,843	51,867	632	525	102	11	1.01	1.01
Peoples State Bank(2)	17,098	n/a	107	n/a	19	n/a	0.63	n/a

Southeast Region Total	79,941	51,867	739	525	121	11

Eastern Regions Total	1,615,030	1,569,567	21,777	21,485	22,764	25,883
Western Regions:
Southwest Region:
Arrowhead Community Bank	71,087	62,737	700	620	276	29	0.98	0.99
Bank of Las Vegas	47,905	41,134	450	425	—	—	0.94	1.03
Bank of Tucson	125,544	115,694	1,255	1,170	372	455	1.00	1.01
Black Mountain Community Bank	98,462	84,163	1,244	1,014	438	368	1.26	1.20
Camelback Community Bank	72,128	75,146	1,035	1,186	—	—	1.43	1.58
Desert Community Bank	70,348	58,751	830	722	273	107	1.18	1.23
East Valley Community Bank	41,381	42,614	525	520	—	—	1.27	1.22
Fort Collins Commerce Bank(3)	14,241	n/a	147	n/a	—	n/a	1.03	n/a
Mesa Bank	116,130	85,561	1,125	800	—	—	0.97	0.94
Red Rock Community Bank	84,371	72,938	1,450	1,714	227	762	1.72	2.35
Southern Arizona Community Bank	73,561	72,226	700	736	20	—	0.95	1.02
Sunrise Bank of Albuquerque	55,423	59,766	1,012	895	725	459	1.83	1.50
Sunrise Bank of Arizona	104,314	118,617	1,250	1,400	64	111	1.20	1.18
Valley First Community Bank	53,338	49,518	426	469	—	—	0.80	0.95
Yuma Community Bank	49,585	41,460	460	465	—	—	0.93	1.12

Southwest Region Total	1,077,818	980,325	12,609	12,136	2,395	2,291
California Region:
Bank of Escondido	37,280	33,166	451	350	24	—	1.21	1.06
Bank of San Francisco(6)	3,010	n/a	31	n/a	—	n/a	1.03	n/a
Napa Community Bank	64,995	53,033	740	720	52	—	1.14	1.36
Point Loma Community Bank	26,545	8,590	265	88	—	—	1.00	1.02
Sunrise Bank of San Diego	56,722	46,945	514	415	—	297	0.91	0.88

California Region Total	188,552	141,734	2,001	1,573	76	297
Northwest Region — Bank of Bellevue(4)	5,565	n/a	62	n/a	—	n/a	1.11	n/a

Western Regions Total	1,271,935	1,122,059	14,672	13,709	2,471	2,588
Other, net	1,601	1,278	2,835	2,378	—	—	—	—

Consolidated	$2,888,566	$2,692,904	$39,284	$37,572	$25,235	$28,471	1.36%	1.40%

n/a — Not applicable.

(1)	Commenced operations in January 2005 and is 51%-owned by Capitol Development Bancorp Limited I, a controlled subsidiary of Capitol.

(2)	Acquired in April 2005 and is 62%-owned by Capitol.

(3)	Commenced operations in June 2005 and is 51%-owned by Capitol Bancorp Colorado Limited, a wholly-owned subsidiary of Capitol.

(4)	Commenced operations in June 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

(5)	Commenced operations in July 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

(6)	Commenced operations in August 2005 and is 51%-owned by Capitol.

Results of Operations
     Net income for the three months ended September 30, 2005 was a new record quarterly level, $9.6 million, an increase of $2.2 million (29%) over the same period in 2004; diluted earnings per share were $0.61 for the 2005 period compared to $0.50 in 2004. Net income for the nine months ended September 30, 2005 was $25.9 million, an increase of $7.1 million or 38% over the same period in 2004. Diluted earnings per share for the nine-month 2005 period were $1.67 compared to $1.27 in the corresponding period of 2004. Notably, the consolidated earnings contribution of Capitol’s western region banks surpassed the net income of Capitol’s eastern region banks in the 2005 periods.
     Net interest income for the nine-month 2005 period totaled $115.2 million, a 20% increase compared to $96.1 million in 2004. Net interest income for the third quarter of 2005 totaled $40.8 million, also a 20% increase, compared to $33.9 million for the comparable period in 2004. This increase is attributable to the banks’ growth in size and a continued strong net interest margin during a rising interest rate environment, which has resulted in yields on rate-sensitive assets (primarily variable-rate commercial loans) increasing faster than rates on interest-bearing liabilities.
     Noninterest income for the nine months ended September 30, 2005 was $15.1 million, an increase of $700,000, or 5%, over the same period in 2004. Noninterest income for the quarter ended September 30, 2005 was $4.9 million, an increase of $397,000, or 9%, over the same period in 2004. Fees from origination of nonportfolio residential mortgage loans totaled $1.8 million for the third quarter of 2005, and were $4.6 million for the nine-month period, as compared to $1.3 million and $4.2 million for the comparable periods in 2004, respectively, due to a larger volume of loan fees derived from residential mortgage activity despite higher interest rates and dynamic growth, particularly in Capitol’s western regions. Service charges on deposit accounts decreased slightly compared to 2004. Other noninterest income increased in the nine-month 2005 period primarily due to gains on sale of government-guaranteed commercial loans and fees earned from syndication of commercial loans to unaffiliated financial institutions.
     The provision for loan losses for the nine-month period in 2005 was $7.2 million, as compared to $9.6 million for the same period in 2004. The provision for loan losses for the three months ended September 30, 2005 was $2.1 million as compared to $3.6 million during the corresponding 2004 period. Provisions for loan losses in the 2005 periods were lower than in the prior year due primarily to significant improvements in asset quality. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.
     Noninterest expense totaled $85.5 million for the nine-month period and $30.3 million for the third quarter in 2005, as compared to $71.7 million and $23.8 million, respectively, for the comparable periods in 2004. The increase in noninterest expense is associated with growth in the size of the banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group and the addition of six banks (compared to the addition of two banks in the nine-month 2004 period) and added regional bank development executives as part of Capitol’s 2005 expansion campaign.

                     Operating results (dollars in thousands) were as follows:

	Nine months ended September 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2005	2004	2005	2004	2005	2004	2005	2004
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$17,894	$16,157	$3,423	$3,161	16.91%	16.32%	1.39%	1.31%
Bank of Auburn Hills(6)	196	n/a	(278)	n/a	n/a	n/a	n/a	n/a
Bank of Michigan(2)	367	n/a	(745)	n/a	n/a	n/a	n/a	n/a
Brighton Commerce Bank	5,423	4,576	836	794	12.17	12.93	1.03	1.10
Capitol National Bank	11,958	10,212	2,853	2,605	20.44	20.34	1.59	1.55
Detroit Commerce Bank	4,666	2,760	437	66	8.68	1.78	.75	.16
Elkhart Community Bank	3,858	2,859	506	525	8.65	9.90	.93	1.21
Goshen Community Bank	2,907	2,372	24	373	.49	7.83	.06	1.03
Grand Haven Bank	6,357	5,235	803	(112)	10.49	n/a	.88	n/a
Kent Commerce Bank	4,643	3,957	477	408	7.68	6.65	.73	.68
Macomb Community Bank	4,878	4,242	567	596	8.58	9.06	.80	.87
Muskegon Commerce Bank	5,361	4,602	991	1,082	13.72	15.68	1.39	1.66
Oakland Commerce Bank	6,588	5,681	1,504	520	19.18	6.96	1.58	.54
Paragon Bank & Trust	6,347	5,208	599	790	7.00	9.47	.72	.99
Portage Commerce Bank	10,308	8,556	2,263	2,045	18.95	20.18	1.61	1.61

Great Lakes Region Total	91,751	76,417	14,260	12,853
Southeast Region:
First Carolina State Bank	3,294	1,591	454	326	5.65	4.23	.83	.65
Peoples State Bank(3)	902	n/a	71	n/a	4.06	n/a	.54	n/a

Southeast Region Total	4,196	1,591	525	326

Eastern Regions Total	95,947	78,008	14,785	13,179

Western Regions:
Southwest Region:
Arrowhead Community Bank	5,158	3,748	857	505	16.28	11.63	1.44	1.04
Bank of Las Vegas	2,953	2,068	443	77	8.98	1.72	1.06	.18
Bank of Tucson	9,230	7,425	2,790	2,159	28.03	24.39	2.13	1.84
Black Mountain Community Bank	6,361	4,471	1,589	980	20.70	15.27	1.80	1.41
Camelback Community Bank	4,405	4,083	892	286	14.06	4.39	1.46	.47
Desert Community Bank	4,179	3,044	763	427	13.17	7.49	1.38	.97
East Valley Community Bank	2,786	2,383	209	150	5.76	4.83	.58	.46
Fort Collins Commerce Bank(4)	361	n/a	(344)	n/a	n/a	n/a	n/a	n/a
Mesa Bank	7,536	4,963	1,843	1,098	28.77	20.73	2.27	1.79
Red Rock Community Bank	5,202	4,462	1,200	358	13.02	3.90	1.53	.44
Southern Arizona Community Bank	4,467	4,106	938	976	14.24	15.81	1.42	1.56
Sunrise Bank of Albuquerque	3,952	3,937	732	674	14.25	14.84	1.42	1.27
Sunrise Bank of Arizona	7,718	8,756	1,515	1,847	16.57	22.22	1.63	1.88
Valley First Community Bank	3,390	2,358	517	188	10.53	4.21	1.02	.50
Yuma Community Bank	3,372	2,906	743	643	15.01	15.00	1.68	1.69

Southwest Region Total	71,070	58,710	14,687	10,368
California Region:
Bank of Escondido	2,708	1,350	311	(244)	4.44	n/a	.70	n/a
Bank of San Francisco(7)	95	n/a	(451)	n/a	n/a	n/a	n/a	n/a
Napa Community Bank	4,135	2,884	892	327	12.01	5.20	1.61	.69
Point Loma Community Bank	1,401	31	(378)	(429)	n/a	n/a	n/a	n/a
Sunrise Bank of San Diego	4,164	4,124	821	826	10.23	11.66	1.73	1.53

California Region Total	12,503	8,389	1,195	480
Northwest Region — Bank of Bellevue(5)	142	n/a	(362)	n/a	n/a	n/a	n/a	n/a

Western Regions Total	83,715	67,099	15,520	10,848
Other, net	(1,460)	88	(4,399)	(5,261)	n/a	n/a	n/a	n/a

Consolidated	$178,202	$145,195	$25,906	$18,766	13.19%	10.76%	1.06%	.86%

n/a — Not applicable.

(1)	Annualized for period presented.

(2)	Commenced operations in January 2005 and is 51%-owned by Capitol Development Bancorp Limited I, a controlled subsidiary of Capitol.

(3)	Acquired in April 2005 and is 62%-owned by Capitol.

(4)	Commenced operations in June 2005 and is 51%-owned by Capitol Bancorp Colorado Limited, a wholly-owned subsidiary of Capitol.

(5)	Commenced operations in June 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

(6)	Commenced operations in July 2005 and is 51%-owned by Capitol Development Bancorp Limited II, a controlled subsidiary of Capitol.

(7)	Commenced operations in August 2005 and is 51%-owned by Capitol.

Liquidity and Capital Resources
     The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $267 million (exclusive of the April 2005 acquisition of Peoples State Bank) for the nine months ended September 30, 2005, more than the $175 million increase in the corresponding period of 2004 (excluding the April 2004 acquisition of First Carolina State Bank). Growth occurred in most interest-bearing deposit categories, with about half coming from time accounts. The banks generally do not significantly rely on brokered deposits as a key funding source; brokered deposits approximated $202 million as of September 30, 2005, or about 7% of total deposits, an increase of $21 million during the interim 2005 period. Brokered deposits, as a funding source, have increased in recent periods due to competitive environments and to aid in matching repricing of funding sources and assets.
     Noninterest-bearing deposits approximated 22% of total deposits at September 30, 2005 and 20% at December 31, 2004. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.
     Cash and cash equivalents amounted to $380 million or 11% of total assets at September 30, 2005, compared with $231 million or 7% of total assets at December 31, 2004. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at September 30, 2005 is adequate to fund loan demand and meet depositor needs.
     In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ portfolio of marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At September 30, 2005, the banks had approximately $29 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.
     Several of the banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $173 million and additional borrowing capacity approximated $160 million at September 30, 2005. These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total notes payable and short-term borrowings approximated $174 million at September 30, 2005, a slight increase over amounts outstanding at the beginning of the year. At September 30, 2005, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.
     Stockholders’ equity, as a percentage of total assets, approximated 8.13% at September 30, 2005 and 8.16% at December 31, 2004.
     Bank of Michigan, located in Farmington Hills, Michigan, opened in January 2005. During June 2005, the following banks opened: Bank of Bellevue, located in Bellevue, Washington, and Fort Collins Commerce Bank, located in Fort Collins, Colorado. In early July 2005, Bank of Auburn Hills opened in Auburn Hills, Michigan. In early August 2005, Bank of San Francisco opened in San Francisco, California. These banks are majority-owned by Capitol or bank-development subsidiaries controlled by Capitol.

     In April 2005, Capitol acquired a majority interest in Peoples State Bank (“Peoples”) located in Jeffersonville, Georgia, in a purchase transaction with total consideration approximating $2.2 million. Peoples’ total assets approximated $22.9 million at the acquisition date, including $1.2 million of goodwill relating to the purchase of the controlling interest in the bank by Capitol. Capitol’s acquisition of Peoples was accounted for under the purchase method of accounting and its results of operations are included in Capitol’s consolidated financial statements for periods after the effective date of the acquisition. The pro forma effect of this acquisition was not significant.
     In 2005, Capitol Development Bancorp Limited III was capitalized as a controlled subsidiary of Capitol, with approximately $16 million (including approximately $15 million provided by minority interests) to fund future bank development activity.
     Bank development efforts were in process at September 30, 2005 in several states pending approvals from regulatory agencies, including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. At September 30, 2005, Capitol had applications pending for additional de novo community banks in Arizona, California, Georgia, Illinois, Missouri and North Carolina.
     A share exchange offer transaction regarding Napa Community Bank was completed effective August 31, 2005. Shares acquired from the Bank’s shareholders accepting Capitol’s exchange offer were exchanged for Capitol’s common stock according to an exchange ratio. In total, Capitol issued approximately 202,000 shares of previously unissued common stock resulting from this transaction (for consideration approximating $6.4 million), increasing Capitol’s ownership of Napa Community Bank to approximately 87%. This acquisition of minority interests was recorded using the purchase-method of accounting. The pro forma effect of this transaction was not significant.
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

Trends Affecting Operations
     One of the most significant trends which can impact the financial condition and results of operations of financial institutions is the impact of changes in market rates of interest.
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
     The Board of Governors of the Federal Reserve, which influences interest rates, has increased interbank borrowing rates several times during the interim 2005 period and expressed several concerns about a variety of economic conditions. Home mortgage refinancing volume has decreased from record 2003 levels, which has adversely impacted fee income from the origination of residential mortgages. Many of Capitol’s loans have variable-rates and, accordingly, such rate increases should result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.
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
     There is one particularly important new accounting standard, effective for Capitol beginning January 1, 2006, which will change accounting for stock options. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement, which was more narrowly focused on stock-based compensation, and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard was to become effective for interim periods beginning after June 30, 2005 and be applied prospectively to stock options granted after the effective date and any unvested stock options at that date; however, the SEC superseded the FASB’s implementation timetable in April 2005, changing the effective date to the beginning of 2006 for calendar-year public companies.
     Although Capitol’s management has not completed its analysis of the revised standard, the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options. Previously, Capitol has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied. Effective December 31, 2004, Capitol accelerated the vesting of all of its outstanding stock options in anticipation of implementation of Statement No. 123(R). Such acceleration of vesting, to make all such stock options vested as of December 31, 2004, was done for the purpose of avoiding future expense associated with any unvested stock options granted prior to the effective date of Statement No. 123(R). All stock options granted during the interim periods of 2005 vested at the grant date. As mentioned above, the current accounting standard in effect prior to the effective date of Statement No. 123(R) requires disclosure of what pro forma compensation expense would have been if stock options granted had been recorded at fair value using measurement techniques which are similar to those prescribed in Statement No. 123(R); such disclosures appear in the notes to the accompanying condensed consolidated financial statements. That presentation should not be viewed as an estimate of future expense levels inasmuch as it is based on stock options granted in the periods presented which may differ significantly from future granting activity, assumptions used and the structure of share-based payment awards.
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

PART II. OTHER INFORMATION — Continued
(b) Reports on Form 8-K:

On July 21, 2005, a report on Form 8-K was filed, reporting second quarter earnings.

On July 26, 2005, a report on Form 8-K was filed, reporting a third quarter 2005 dividend.
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
Date: October 31, 2005

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