Form 10-K
period 2005-12-31
CAPITOL BANCORP LTD
filed 2006-03-16
CIK 840264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-31708
CAPITOL BANCORP LTD.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2761672
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

Capitol Bancorp Center
200 Washington Square North
Lansing, Michigan	48933
(Address of principal executive offices)	(Zip Code)
(517) 487-6555
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value per share	New York Stock Exchange
8.50% Cumulative Trust Preferred
Securities, $10 Liquidation Amount	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                Yes  ☐                     No  ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                                                                                 Yes  ☐                     No  ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                      Yes   ☑                      No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                    Yes  ☐                     No  ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was: $484,671,425. (Such amount was computed based on shares held by non-affiliates as of January 31, 2005 and the common stock closing price reported by the New York Stock Exchange on June 30, 2005. For purposes of this computation, all executive officers, directors and 5% shareholders have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of registrant.)
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006

Common Stock, no par value per share	15,844,233 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2006 (Proxy Statement)	Part III

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2005
Cross Reference Sheet

Item of Form 10-K	Incorporation by Reference From:
Part I
Item 1. Business	Pages F-6 – F-9, F-17 – F-24, F-36 – F-38 and F-50 – F-51, Financial Information Section of Annual Report

Item 1A. Risk Factors	Page F-26, Financial Information Section of Annual Report

Item 2. Properties	Pages F-36 and F-48, Financial Information Section of Annual Report

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 – F-4, F-51-52 and F-57-58 , Financial Information Section of Annual Report

Item 6. Selected Financial Data	Pages F-2, Financial Information Section of Annual Report

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages F-5 – F-27, Financial Information Section of Annual Report

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Pages F-5 and F-21 – F-24, Financial Information Section of Annual Report

Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-28 – F-61, Financial Information Section of Annual Report

Item 9A. Controls and Procedures	Pages F-28 – F-30, Financial Information Section of Annual Report

Part III
Item 10. Directors and Executive Officers of the Registrant	Proxy Statement

Item 11. Executive Compensation.	Proxy Statement

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement

Item 13. Certain Relationships and Related Transactions	Proxy Statement

Item 14. Principal Accountant Fees and Services	Proxy Statement

Part IV
Item 15. Exhibits and Financial Statement Schedules	Pages F-28 – F-61, Financial Information Section of Annual Report
Key:

“Annual Report”	means the 2005 Annual Report of Capitol provided to Shareholders and the Commission pursuant to Rule 14a-3(b). Capitol’s 2005 Annual Report is divided into two sections: a Financial Information Section and a Marketing Section and is filed as Exhibit 13 with this Form 10-K report.

“Proxy Statement”	means the Proxy Statement of Capitol for the Annual Meeting of Shareholders to be held April 26, 2006.

Note:	The page number references herein are based on the paper version of the referenced documents. Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.
2005 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this annual report that are not historical facts are forward-looking statements. Those forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words “intend,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “should,” “will,” “may,” “believe” and similar expressions also identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol’s efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol’s banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol’s banks and Capitol’s ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol’s asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) changes in management and (xii) other risks detailed in Capitol’s other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions, many of which are based on assumptions relating to the above-stated forward-looking statements, that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates because of the inherent subjectivity and inaccuracy of any estimation. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.
[The remainder of this page intentionally left blank]

PART I
Item 1. Business.
a. General development of business:
     Incorporated by reference from Pages F-6 – F-9, Financial Information Section of Annual Report, under the captions “Summary and Overview,” “2005 Highlights” and “Capitol’s Bank Development Strategy” and Pages F-36 – F-38, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation.”
b. Financial information about segments:
     Incorporated by reference from Pages F-36 – F-38, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation.”
c. Narrative description of business:
     Incorporated by reference from Pages F-6 – F-9, Financial Information Section of Annual Report, under the caption “Summary and Overview,” “2005 Highlights” and “Capitol’s Bank Development Strategy,” Pages F-36 – F-38, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation,” Pages F-17 – F-20, Financial Information Section of Annual Report, under the caption “Liquidity, Capital Resources and Capital Adequacy” and Pages F-21 – F-24, Financial Information Section of Annual Report, under the caption “Trends Affecting Operations.”
     At December 31, 2005, Capitol and its subsidiaries employed approximately 1,100 full time equivalent employees.
     In 1997, Capitol formed Capitol Trust I, a Delaware statutory business trust. Capitol Trust I’s business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of Capitol. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. During 2001, Capitol formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities. Capitol Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003 and Capitol Trust IX was formed in 2004. Each of these securities has similar terms. Additional information regarding trust-preferred securities is incorporated by reference from Pages F-50 – F-51, Financial Information Section of Annual Report, under the caption “Note I—Subordinated Debt.”
Supervision and Regulation:
     As a bank holding company, Capitol is regulated primarily by the Federal Reserve Board. Capitol’s current bank affiliates are regulated primarily by the state banking regulators and the FDIC and, in the case of one national bank, the Office of the Comptroller of the Currency (“OCC”).
     Federal and the various state laws and regulations govern numerous aspects of the banks’ operations, including:
•	adequate capital and financial condition;

•	permissible types and amounts of extensions of credit and investments;

•	permissible nonbanking activities; and

•	restrictions on dividend payments.

Item 1. Business – continued.
     Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Capitol and its banks also undergo periodic examinations by one or more regulatory agencies. Following such examinations, Capitol may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations. Those actions would result from the regulators’ judgments based on information available to them at the time of their examination.
     The banks’ operations are required to follow a wide variety of state and federal consumer protection and similar statutes and regulations. Federal and state regulatory restrictions limit the manner in which Capitol and its banks may conduct business and obtain financing. Those laws and regulations can and do change significantly from time to time, and any such change could adversely affect Capitol
     Capitol maintains an Internet web site at www.capitolbancorp.com that includes links to Capitol’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (the “SEC Reports”). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information on Capitol’s website is not incorporated into this Form 10-K or Capitol’s other securities filings and is not a part of those filings.
     The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol’s business.
[The remainder of this page intentionally left blank]

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY (TABLE A)
CAPITOL BANCORP LIMITED
Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2005, 2004 and 2003.

	2005			2004			2003
		Interest	(1)		Interest	(1)		Interest	(1)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
ASSETS
Federal funds sold	$144,536	$4,734	3.28%	$132,518	$1,620	1.22%	$127,599	$1,344	1.05%
Money market and interest-bearing deposits	20,673	635	3.07%	9,082	194	2.14%	6,301	78	1.24%
Investment securities:
U.S. Treasury, government agencies, mutual funds and other	45,948	1,561	3.40%	56,126	1,749	3.12%	87,498	2,581	2.95%
Loans held for resale	33,710	2,627	7.79%	43,383	2,150	4.96%	68,888	3,299	4.79%
Portfolio loans (2)	2,834,973	214,882	7.58%	2,492,379	173,376	6.96%	2,101,617	157,114	7.48%

Total interest-earning assets/interest income	3,079,840	224,439	7.29%	2,733,488	179,089	6.55%	2,391,903	164,416	6.87%
Allowance for loan losses (deduct)	(38,628)			(34,815)			(30,018)
Cash and due from banks	141,271			135,261			123,781
Premises and equipment, net	33,063			29,099			22,696
Other assets	97,893			82,719			62,827

Total assets	$3,313,439			$2,945,752			$2,571,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$71,890	844	1.17%	$74,026	732	0.99%	$65,664	757	1.15%
Time deposits under $100,000	338,920	10,790	3.18%	303,660	7,919	2.61%	324,858	10,052	3.09%
Time deposits $100,000 and over	717,851	21,701	3.02%	596,658	14,578	2.44%	571,549	17,169	3.00%
Other interest-bearing deposits	998,165	19,878	1.99%	998,544	13,466	1.35%	864,400	13,282	1.54%
Notes payable and short-term borrowings	170,853	6,485	3.80%	119,559	3,964	3.32%	89,822	3,608	4.02%
Subordinated debentures	100,892	7,881	7.81%	98,411	6,837	6.95%	59,901	4,622	7.72%

Total interest-bearing
liabilities/interest expense	2,398,571	67,579	2.82%	2,190,858	47,496	2.17%	1,976,194	49,490	2.50%

Noninterest-bearing demand deposits	564,823			464,530			370,726
Accrued interest on deposits and other liabilities	20,912			17,177			16,075
Minority interests in consolidated subsidiaries	59,927			35,740			27,931
Stockholders’ equity	269,206			237,447			180,263

Total liabilities and stockholders’ equity	$3,313,439			$2,945,752			$2,571,189

Net interest income		$156,860			$131,593			$114,926

Interest Rate Spread (3)			4.47%			4.38%			4.37%

Net Yield on Interest-Earning Assets (4)			5.09%			4.81%			4.80%

Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	1.28			1.25			1.21

(1)	Average yield/cost is determined by dividing the actual interest income/expense by the daily average balance of the asset or liability category.

(2)	Average balance of loans includes nonaccrual loans.

(3)	Interest rate spread represents the average yield on interest-earning assets less the average cost of interest-bearing liabilities.

(4)	Net yield is based on net interest income as a percentage of average total interest-earning assets.

CHANGES IN NET INTEREST INCOME (TABLE B)
CAPITOL BANCORP LIMITED
The table below summarizes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Capitol’s net interest income (in $l,000s). The change in interest attributable to volume is calculated by multiplying the annual change in volume by the prior year’s rate. The change in interest attributable to rate is calculated by multiplying the annual change in rate by the prior year’s average balance. Any variance attributable jointly to volume and rate changes has been allocated to each category based on the percentage of each to the total change in both categories.

	2005 compared to 2004			2004 compared to 2003
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:
Federal funds sold	$160	$2,954	$3,114	$53	$223	$276
Money market and interest-bearing deposits	328	113	441	44	72	116
Investment securities:
U.S. Treasury, government agencies, mutual funds and other	(336)	148	(188)	(971)	139	(832)
Loans held for resale	(556)	1,033	477	(1,260)	111	(1,149)
Portfolio loans	25,125	16,381	41,506	27,735	(11,473)	16,262

Total	24,721	20,629	45,350	25,601	(10,928)	14,673

Increase (decrease) in interest expense:
Deposits:
Savings deposits	(22)	134	112	90	(115)	(25)
Time deposits under $100,000	990	1,881	2,871	(626)	(1,507)	(2,133)
Time deposits $100,000 and over	3,285	3,838	7,123	727	(3,318)	(2,591)
Other interest-bearing deposits	(5)	6,417	6,412	1,920	(1,736)	184
Notes payable and short-term borrowings	1,885	636	2,521	1,058	(702)	356
Subordinated debentures	176	868	1,044	2,715	(500)	2,215

Total	6,309	13,774	20,083	5,884	(7,878)	(1,994)

Increase (decrease) in net interest income	$18,412	$6,855	$25,267	$19,717	$(3,050)	$16,667

[The remainder of this page intentionally left blank]

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED
The table below shows amortized cost and estimated market value of investment securities as of December 31, 2005, 2004 and 2003 (in $1,000s):

	2005		2004		2003
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury			$330	$329	$832	$835
Government agencies	$23,276	$23,022	27,897	27,843	25,431	25,597
Mutual Funds					57,424	56,954
Mortgage-backed securities	2,437	2,355
Municipals	1,640	1,631

	27,353	27,008	28,227	28,172	83,687	83,386

Other securities:
Federal Reserve Bank stock	536	536	535	535	483	483
Federal Home Loan Bank stock	12,960	12,960	10,878	10,878	6,732	6,732
Corporate stock	1,835	1,835	1,443	1,443	1,271	1,271
Other investments	1,335	1,335	1,335	1,335	1,335	1,335

Total other securities	16,666	16,666	14,191	14,191	9,821	9,821

Total investment securities	$44,019	$43,674	$42,418	$42,363	$93,508	$93,207

The table below shows the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 2005 (in
$1,000s):

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Maturity:
Due in one year or less	$11,612	$11,538	3.14%
Due after one year but within five years	7,251	7,102	3.59%
Due after five years but within ten years	3,841	3,791	9.87%
Due after ten years	3,570	3,498	5.77%
Without stated maturities	17,745	17,745

Total	$44,019	$43,674

Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.
Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2005:

U.S. Agencies	4 years	and	5 months
Mortgage-backed securities	2 years	and	8 months
Municipals	6 years	and	11 months

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED
Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

	2005		2004		2003		2002		2001
Commercial — real estate	$2,176,343	72.76%	$1,969,746	73.15%	$1,600,334	71.21%	$1,531,637	76.91%	$1,154,757	66.57%
Commercial — other	512,018	17.12%	474,746	17.63%	432,763	19.26%	257,399	12.93%	380,694	21.95%

Total commercial loans	2,688,361	89.88%	2,444,492	90.78%	2,033,097	90.46%	1,789,036	89.84%	1,535,451	88.52%

Real estate mortgage	212,142	7.09%	177,204	6.58%	143,343	6.38%	127,855	6.42%)	121,676	7.01%
Installment	90,686	3.03%	71,208	2.64%	71,000	3.16%	74,481	3.74%	77,462	4.47%

Total portfolio loans	$2,991,189	100.00%	$2,692,904	100.00%	$2,247,440	100.00%	$1,991,372	100.00%	$1,734,589	100.00%

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2005 according to scheduled repayments of principal:

	Fixed	Variable
	Rate	Rate	Total
Aggregate maturities of portfolio loan balances which are due in one year or less:	$305,598	$864,027	$1,169,625
After one year but within five years	787,372	472,738	1,260,110
After five years	49,462	489,370	538,832
Nonaccrual loans	10,574	12,048	22,622

Total	$1,153,006	$1,838,183	$2,991,189

The following summarizes, in general, Capitol’s various loan classifications:
Commercial — real estate
Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size is generally less than $1,000,000 and, at December 31, 2005, approximately 19% of such properties were owner-occupied and approximately 21% of the commercial real estate total consisted of a combination of multi-family and residential rental income properties (including construction).
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
[The remainder of this page intentionally left blank]

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

	2005	2004	2003	2002	2001
Nonperforming loans:
Nonaccrual loans:
Commercial	$19,734	$20,618	$19,852	$15,444	$11,220
Real estate mortgage	1,734	2,396	632	560	356
Installment	1,154	195	376	613	466

Total nonaccrual loans	22,622	23,209	20,860	16,617	12,042

Past due loans:
Commercial	3,235	3,529	4,544	5,728	4,290
Real estate mortgage	592	1,382	1,083	323	787
Installment	283	351	385	222	119

Total past due loans	4,110	5,262	6,012	6,273	5,196

Total nonperforming loans	$26,732	$28,471	$26,872	$22,890	$17,238

Nonperforming loans as a percentage of total portfolio loans	0.89%	1.06%	1.20%	1.15%	0.99%

Nonperforming loans as a percentage of total assets	0.77%	0.92%	0.98%	0.95%	0.84%

Allowance for loan losses as a percentage of nonperforming loans	151.72%	131.97%	116.87%	126.49%	134.81%

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan classifications. At inception, all loans are individually assigned a classification which grade the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrowers’ business climate, local economic conditions and other subjective factors. The loan classification process is fluid and subjective.
Potential problem loans include loans which are generally performing as agreed; however, because of loan review’s and/or lending staff’s risk assessment, increased monitoring is deemed appropriate. In addition, some loans are identified for monitoring because of specific performance issues or other risk factors requiring closer management and development of specific remedial action plans.
At December 31, 2005, potential problem loans (including nonperforming loans) approximated $117 million or about 3.9% of total consolidated portfolio loans. Such totals typically approximate 4% to 5% of loans outstanding and are an important part of management’s ongoing and augmented loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes these loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses.
The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2005	2004	2003	2002	2001
Other real estate owned at January 1	$3,855	$4,248	$4,605	$3,044	$3,094

Properties acquired in restructure of loans or in lieu of foreclosure	5,718	4,233	3,898	4,578	860

Properties sold	(4,440)	(3,833)	(3,704)	(2,998)	(233)

Payments received from borrowers or tenants, credited to carrying amount	—	(552)	(121)	—	(3)

Other changes, net	( 1 ,400)	(241)	(430)	(19)	(674)

Other real estate owned at December 31	$3,733	$3,855	$4,248	$4,605	$3,044

Other real estate owned is valued at the lower of cost or fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED
The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31
(in $1,000s):

	2005	2004	2003	2002	2001
Allowance for loan losses at January 1	$37,572	$31,404	$28,953	$23,238	$17,449

Allowance for loan losses of acquired bank subsidiary		724

Loans charged off:
Commercial	(9,099)	(7,960)	(8,068)	(6,824)	(2,280)
Real estate mortgage	—	(96)	(115)	(352)	(143)
Installment	(544)	(332)	(608)	(527)	(506)

Total charge-offs	(9,643)	(8,388)	(8,791)	(7,703)	(2,929)
Recoveries:
Commercial	1,522	1,007	1,277	588	485
Real estate mortgage	3	—	13	61	37
Installment	145	117	91	93	29

Total recoveries	1,670	1,124	1,381	742	551

Net charge-offs	(7,973)	(7,264)	(7,410)	(6,961)	(2,378)
Additions to allowance charged to expense	10,960	12,708	9,861	12,676	8,167

Allowance for loan losses at December 31	$40,559	$37,572	$31,404	$28,953	$23,238

Total portfolio loans outstanding at December 31	$2,991,189	$2,692,904	$2,247,440	$1,991,372	$1,734,589

Ratio of allowance for loan losses to portfolio loans outstanding	1.36%	1.40%	1.40%	1.45%	1.34%

Average total portfolio loans for the year	$2,834,973	$2,492,379	$2,101,617	$1,884,646	$1,560,337

Ratio of net charge-offs to average portfolio loans outstanding	0.28%	0.29%	0.35%	0.35%	0.15%

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the allowance for loan losses and description of factors which influence management’s judgment in determining the amount of the allowance for loan losses at the balance-sheet date.
[The remainder of this page intentionally left blank]

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E CONTINUED)
CAPITOL BANCORP LIMITED
The amount of the allowance for loan losses allocated in the following table (in $1,000s) as of December 31, are based on management’s estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2005		2004		2003		2002		2001
		Percentage		Percentage		Percentage		Percentage		Percentage
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans
Commercial	$37,498	1.25%	$34,753	1.29%	$29,001	1.29%	$27,226	1.37%	$20,570	1.19%
Real estate mortgage	1,866	0.06%	1,808	0.07%	1,408	0.06%	1,009	0.05%	1,630	0.09%
Installment	1,195	0.04%	1,011	0.04%	995	0.05%	718	0.03%	1,038	0.06%

Total allowance for loan losses	$40,559	1.36%	$37,572	1.40%	$31,404	1.40%	$28,953	1.45%	$23,238	1.34%

Total portfolio loans outstanding	$2,991,189		$2,692,904		$2,247,440		$1,991,372		$1,734,589

[The remainder of this page intentionally left blank]

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED
The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$564,823		$464,530		$370,726
Savings deposits	71,890	1.17%	74,026	0.99%	65,664	1.15%
Time deposits under $100,000	338,920	3.18%	303,660	2.61%	324,858	3.09%
Time deposits $100,000 and over	717,851	3.02%	596,658	2.44%	571,549	3.00%
Other interest-bearing deposits	998,165	1.99%	998,544	1.35%	864,400	1.54%

Total deposits	$2,691,649		$2,437,418		$2,197,197

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2005 (in $1,000s):

Three months or less	$238,281
Three months to six months	128,512
Six months to twelve months	192,822
Over 12 months	143,278

Total	$702,893

[The remainder of this page intentionally left blank]

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

	Year Ended December 31
	2005	2004	2003
Net income as a percentage of:
Average stockholders’ equity	13.34%	11.25%	12.97%
Average total assets	1.08%	0.91%	0.91%

Capital ratios:
Average stockholders’ equity as a percentage of average total assets	8.12%	8.06%	7.01%
Average total equity (stockholders’ equity and minority interests in consolidated subsidiaries) as a percentage of average total assets	9.93%	9.27%	8.10%
Average total capital funds (stockholders’ equity, minority interests in consolidated subsidiaries and trust-preferred securities) as a percentage of average total assets	12.98%	12.61%	10.43%

Dividend payout ratio (cash dividends per share as a percentage of net income per share):
Basic	29.75%	34.57%	27.42%
Diluted	30.77%	36.31%	28.81%
[The remainder of this page intentionally left blank]

Item 1A. Risk Factors.
     Incorporated by reference from Page F-26, Financial Section of Annual Report, under the caption “Risk Factors Affecting Capitol and its Banks.”
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The names and locations of Capitol’s banks are listed on Page F-36, Financial Information Section of Annual Report, under the caption “Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation,” which is incorporated herein by reference.
     Most of the banks’ locations are leased. Many of Capitol’s banks operate from a single location. Most of the banks’ facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking. Ann Arbor Commerce Bank, Capitol’s largest bank, occupies the largest leased facility, approximately 18,000 square feet.
     Elkhart Community Bank, First Carolina State Bank, Goshen Community Bank, Grand Haven Bank, Muskegon Commerce Bank, Paragon Bank & Trust, Peoples State Bank and Portage Commerce Bank own their stand-alone bank primary offices.
     Some of the banks have drive-up customer service capability. The banks are typically located in or near high traffic centers of commerce in their respective communities. Customer service is enhanced through utilization of ATMs to process some customer-initiated transactions, Internet banking and some of the banks also make available a courier service to pick up transactions at customers’ locations.
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
     Certain office locations are leased from related parties. Rent expense including rent expense under leases with related parties is incorporated by reference from Page F-48, Financial Information Section of Annual Report, under the caption “Note F—Premises and Equipment.”
     Capitol’s subsidiary bank, Brighton Commerce Bank, leases its primary banking facility from Tri-O Development. Three of David O’Leary’s adult children are members of the leasing entity; Mr. O’Leary is Capitol’s Secretary and a director. Rent paid by Bright Commerce Bank to the leasing entity amounted to $230,148 in 2005. Capitol’s subsidiary bank, Ann Arbor Commerce Bank, leases its primary banking facility from South State Commerce Center L.L.C. Lyle Miller’s Trust owns 10% of the

Item 2. Properties — continued.
membership interest and H. Nicholas Genova’s IRA owns 10% of the membership interest of the LLC; Mr. Miller is Vice Chairman and a director of Capitol and Mr. Genova is a director of Capitol. Rent paid by Ann Arbor Commerce Bank amounted to $469,013 in 2005. Capitol and its subsidiary bank, Capitol National Bank, paid rent and tenant improvements of $871,599 in 2005 for their principal offices at Capitol Bancorp Center, 200 Washington Square North, Lansing, Michigan, to Business & Trade Center Limited, a Michigan limited partnership, under lease agreements with expiration dates of 2012 and portions which are renewable for periods of 5 years. Capitol entered into a new lease agreement with Business & Trade Center Limited effective January 1, 2006. The new lease agreement has an expiration date of 2020. Joseph D. Reid (Capitol’s Chairman and CEO) and Lewis D. Johns (a director of Capitol) are partners of the partnership. Capitol’s subsidiary bank, East Valley Community Bank, has a lease agreement with Chandler Properties Group, L.L.C. of which Michael Kasten (Vice Chairman and a director of Capitol) and Michael Devine (a director of Capitol) are members. East Valley Community Bank paid $95,368 in rent in 2005. The lease rates represent what Capitol believes to be fair market value in the respective markets. All leasing arrangements which involve insiders have been approved by Capitol’s ethics committee and reported to bank regulatory agencies prior to their commencement.
     Management believes Capitol’s and its banks’ offices to be in good and adequate condition and adequately covered by insurance.
Item 3. Legal Proceedings.
     As of December 31, 2005, there were no material pending legal proceedings to which Capitol or its subsidiaries is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the fourth quarter of 2005, no matters were submitted to a vote by security holders.
[The remainder of this page intentionally left blank]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
A. Market Information:
     Incorporated by reference from Page F-3, Financial Information Section of Annual Report, under the caption “Information Regarding Capitol’s Common Stock,” Pages F-51 and F-52 under the caption “Note J—Restricted Common Stock and Stock Options” and Page F-4, under the caption “Shareholder Information.”
     Capitol’s Chief Executive Officer has submitted a certification to the New York Stock Exchange concerning Capitol’s compliance with certain listing requirements related to corporate governance. That certification contained no qualifications.
B. Holders:
     Incorporated by reference from the third paragraph on Page F-3, Financial Information Section of Annual Report, under the caption “Information Regarding Capitol’s Common Stock.”
C. Dividends:
     Incorporated by reference from the second paragraph on Page F-3, Financial Information Section of Annual Report under the caption “Information Regarding Capitol’s Common Stock.” Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption “Quarterly Results of Operations” and subcaption “Cash dividends paid per share” and Pages F-57 and F-58, Financial Information Section of Annual Report, under the caption “Note P—Dividend Limitations of Subsidiaries and Other Capital Requirements.”
D. Securities Authorized for Issuance Under Equity Compensation Plan:
Summary of Equity Compensation Plans as of December 31, 2005

	(a)	(b)	(c)
			Number of securities
			remaining available for
			future issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options	reflected
Plan category	warrants and rights (1)	warrants and rights (1)	in column (a))
Equity compensation plans approved by security holders	2,228,395	$28.09	122,042
Equity compensation plans not approved by security holders(1)	104,921	15.31	—
Equity compensation plans resulting from share exchanges	548,967	19.89	—

Total	2,882,283	$26.07	122,042

(1)	Stock options issued pursuant to employment agreements with various officers of Capitol and its subsidiaries.
E.	There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2005.
F.	42,833.80 shares of Capitol’s common stock subject to a restricted stock award made to Joseph D. Reid, Capitol’s Chairman and CEO, pursuant to the terms of the Capitol Bancorp Limited Management Incentive Plan vested on January 1, 2005, resulting from the satisfaction of certain performance targets. The shares were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data.
     Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption “Selected Consolidated Financial Data” under the column heading “As of and for the Year Ended December 31, 2005, 2004, 2003, 2002 and 2001.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Incorporated by reference from Pages F-6 — F-27, Financial Information Section of Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Page F-5, Financial Information Section of Annual Report, under the caption “Cautions Regarding Forward-Looking Statements.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Incorporated by reference from Pages F-21 — F-24, Financial Information Section of Annual Report, under the caption “Trends Affecting Operations” and Page F-5, Financial Information Section of Annual Report, under the caption “Cautions Regarding Forward-Looking Statements.”
Item 8. Financial Statements and Supplementary Data.
     See Item 15 (under subcaption “(a) 1 and 2. Financial Statements/Schedules”) of this Form 10-K for specific description of financial statements incorporated by reference from Financial Information Section of Annual Report.
     Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption “Quarterly Results of Operations.”
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
   Disclosure Controls and Procedures:
     Capitol maintains disclosure controls and procedures designed to ensure that the information Capitol must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Capitol’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated Capitol’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Capitol’s disclosure controls and procedures are effective.

   Item 9A. Controls and Procedures — continued.
   Management’s Annual Report on Internal Control Over Financial Reporting:
     Incorporated by reference from Page F-28, Financial Information Section of Annual Report.
   Attestation Report of Independent Registered Public Accounting Firm:
     Incorporated by reference from Pages F-29 and F-30, Financial Information Section of Annual Report.
   Changes in Internal Control Over Financial Reporting:
     No change in Capitol’s internal control over financial reporting occurred during Capitol’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Capitol’s internal control over financial reporting.
Item 9B. Other Information.
     None.
[The remainder of this page intentionally left blank]

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “PROPOSAL ONE: ELECTION OF DIRECTORS,” “COMMITTEE STRUCTURE; Audit Committee,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “EXECUTIVE OFFICERS.”
     Capitol has adopted a Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions which may be accessed at the “Governance” page of Capitol’s website at www.capitolbancorp.com and is also available in print to any shareholder upon request to Secretary, Capitol Bancorp Limited, Capitol Bancorp Center, 200 Washington Square North, Lansing, Michigan 48933. As permitted by SEC rules, Capitol intends to post on its website any amendment to or waiver from any provision in the Code of Ethics that applies to its chief executive officer, chief financial officer, the controller or persons performing similar functions, and that relates to any element of the standards enumerated in the rules of the SEC.
Item 11. Executive Compensation.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “COMPENSATION COMMITTEE REPORT,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “BOARD COMPENSATION,” “EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS,” “STOCK PERFORMANCE GRAPH,” “EXECUTIVE COMPENSATION,” “STOCK OPTIONS GRANTED IN 2005,” and “AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “STOCK OWNERSHIP,” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.”
Item 13. Certain Relationships and Related Transactions.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
Item 14. Principal Accountant Fees and Services.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) 1 and 2. Financial Statements/Schedules:
     The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-28 — F-61 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2005, are incorporated by reference in Item 8:
     Reports of Independent Registered Public Accounting Firm.
     Consolidated balance sheets—December 31, 2005 and 2004.
     Consolidated statements of income—Years ended December 31, 2005, 2004 and 2003.
     Consolidated statements of changes in stockholders’ equity—Years ended December 31, 2005, 2004 and 2003.
     Consolidated statements of cash flows—Years ended December 31, 2005, 2004 and 2003.
     Notes to consolidated financial statements.
     All financial statements and schedules have been incorporated by reference from the Annual Report or are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations. No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.
(b) Exhibits:
     A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 25-28) which immediately precedes such exhibits and is incorporated herein by reference.
[The remainder of this page intentionally left blank]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD.
Registrant
By:	/s/ Joseph D. Reid Joseph D. Reid	By:	/s/ Lee W. Hendrickson Lee W. Hendrickson
	Chairman and		Chief Financial Officer
	Chief Executive Officer		(Principal Financial and
Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as Directors of the Corporation on March 14, 2006.

/s/ Joseph D. Reid Joseph D. Reid, Chairman, Chief Executive Officer and Director	/s/ Robert C. Carr Robert C. Carr, Vice Chairman and Director

/s/ David O’Leary David O’Leary, Secretary and Director	/s/ Michael L. Kasten Michael L. Kasten, Vice Chairman and Director

/s/ Lyle W. Miller Lyle W. Miller, Vice Chairman and Director	/s/ Louis G. Allen Louis G. Allen, Director

/s/ Paul R. Ballard Paul R. Ballard, Director	/s/ David L. Becker David L. Becker, Director

/s/ Michael J. Devine
Douglas E. Crist, Director	Michael J. Devine, Director

/s/ Gary A. Falkenberg
James C. Epolito, Director	Gary A. Falkenberg, Director

/s/ Joel I. Ferguson Joel I. Ferguson, Director	/s/ Kathleen A. Gaskin Kathleen A. Gaskin, Director

/s/ H. Nicholas Genova H. Nicholas Genova, Director	/s/ Michael F. Hannley Michael F. Hannley, Director

/s/ John S. Lewis
Lewis D. Johns, Director	John S. Lewis, President, Western Regions and Director

/s/ Leonard Maas	/s/ Kathryn L. Munro
Leonard Maas, Director	Kathryn L. Munro, Director

/s/ Myrl D. Nofziger Myrl D. Nofziger, Director	/s/ Cristin Reid English Cristin Reid English, Chief Operating Officer and Director

/s/ Ronald K. Sable Ronald K. Sable, Director

EXHIBIT INDEX

Page Number or
Incorporated by
Exhibit No.	Description	Reference from:

3	Articles of Incorporation and Bylaws	(1)	(24)

4	Instruments Defining the Rights of Security Holders:

(a)	Common Stock Certificate	(1)

(b)	Indenture dated December 18, 1997	(12)

(c)	Subordinated Debenture	(12)

(d)	Amended and Restated Trust Agreement dated December 18, 1997	(12)

(e)	Preferred Security Certificate dated December 18, 1997	(12)

(f)	Preferred Securities Guarantee Agreement of Capitol Trust I dated December 18, 1997	(12)

(g)	Agreement as to Expenses and Liabilities of Capitol Trust I	(12)

(h)	Capitol Bancorp Ltd. 2000 Incentive Stock Plan	(19)

10	Material Contracts:

Capitol Bancorp Limited 2003 Stock Plan*	(22)	(24)

Form of Stock Option Agreement for Awards pursuant to Capitol Bancorp Limited 2003 Stock Plan*	(22)

(a)	Amended and Restated Employment Agreement of Joseph D. Reid (dated March 17, 2003 and amendment dated April 17, 2003)*	(20)

(b)	Profit Sharing/401(k) Plan (as amended and restated April 1, 1995)*	(11)

(b1)	First and Second Amendments to Profit Sharing/401(k) Plan*	(13)

(b2)	Third, Fourth and Fifth Amendments to Profit Sharing/401(k) Plan*	(15)

(b3)	Sixth, Seventh, Eighth and Ninth Amendments to Profit Sharing/401(k) Plan*	(16)

(b4)	Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth Amendments to Profit Sharing/401(k) Plan*	(18)

(b5)	Sixteenth and Seventeenth Amendments to Profit Sharing/401(k) Plan*	(19)

(b6)	Eighteenth, Nineteenth and Twentieth Amendments to Profit Sharing/401(k) Plan*	(23)

(b7)	Twenty-First, Twenty-Second, Twenty-Third, Twenty-Fourth, Twenty-Fifth and Twenty-Sixth Amendments to Profit/Sharing/401(k) Plan*

(c)	Lease Agreement with Business & Trade Center, Ltd.	(9)

(d)	Employee Stock Ownership Plan (as amended and restated February 10, 1994)*	(10)

(d1)	Second and Third Amendments to Employee Stock Ownership Plan*	(13)

			Page Number or
			Incorporated by
Exhibit No.		Description	Reference from:

10		Material Contracts—continued:

	(d2)	Fourth Amendment to Employee Stock Ownership Plan*	(15)

	(d3)	Fifth Amendment to Employee Stock Ownership Plan*	(16)

	(d4)	Sixth Amendment to Employee Stock Ownership Plan*	(21)

	(d5)	Seventh Amendment to Employee Stock Ownership Plan*	(21)

	(d6)	Eighth Amendment to Employee Stock Ownership Plan*	(23)

	(d7)	Ninth Amendment to Employee Stock Ownership Plan*	(23)

	(d8)	Tenth Amendment to Employee Stock Ownership Plan*	(23)

	(d9)	Eleventh Amendment to Employee Stock Ownership Plan*

	(d10)	Twelfth Amendment to Employee Stock Ownership Plan*

	(d11)	Thirteenth Amendment to Employee Stock Ownership Plan*

	(e)	Employment Agreements with Robert C. Carr, John C. Smythe, and Charles J. McDonald*	(2)

	(f)	Executive Supplemental Income Agreements with Robert C. Carr, Paul R. Ballard, Richard G. Dorner, James R. Kaye, Scott G. Kling, David K. Powers, John C. Smythe and Charles J. McDonald*	(11)

	(g)	Consolidation Agreement between the Corporation and Portage Commerce Bank	(4)

	(h)	Employment Agreement with Richard G. Dorner*	(4)

	(i)	Employment Agreement with David K. Powers*	(5)

	(j)	Definitive Exchange Agreement and Closing Memorandum between the Registrant and United Savings Bank, FSB	(6)

	(k)	Employment Agreement with James R. Kaye*	(7)

	(l)	Definitive Exchange Agreement between the Registrant and Financial Center Corporation	(8)

	(m)	Capitol Bancorp Ltd. Management Incentive Plan*	(24)

	(n)	Employment Agreement by and between Sun Community Bancorp Limited and John S. Lewis. (Exhibit 10.7 of Sun Community Bancorp Limited)	(14)

Page Number or
Incorporated by
Exhibit No.		Description	Reference from:

10		Material Contracts—continued:

	(o)	Anti-dilution Agreement by and between Sun Community Bancorp Limited and Capitol Bancorp Ltd. (Exhibit 10.10 of Sun Community Bancorp Limited)	(14)

	(p)	Plan of Share Exchange dated November 16, 2001 between and among Capitol Bancorp Ltd, and Sun Community Bancorp Limited	(17)

	(q)	Restricted Stock Agreement between Capitol Bancorp Ltd. and Joseph D. Reid*

	(r)	Form of Employment Agreement with Cristin Reid English and Bruce Thomas*

13		Annual Report to Security Holders

A. Marketing Section of 2005 Annual Report

B. Financial Information Section of 2005 Annual Report

21		Subsidiaries of the Registrant

23		Consent of BDO Seidman, LLP

31.1		Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
[The remainder of this page intentionally left blank]

Key:
(1)	Form S-18, Reg. No. 33-24728C, filed September 15, 1988.

(2)	Form S-1, Reg. No. 33-30492, filed August 14, 1989.

(3)	Form S-1, Reg. No. 33-31323, filed September 29, 1989.

(4)	Originally filed as exhibit to Form 10-K for year ended December 31, 1990, filed March 6, 1991; refiled as exhibit to Form 10-KSB for year ended December 31, 1995, filed March 14, 1996, due to time limit for incorporation by reference pursuant to Regulation SB Item 10(f).

(5)	Form 10-K for year ended December 31, 1991, filed February 28, 1992.

(6)	Form 8-K dated July 15, 1992, as amended under Form 8 on September 14, 1992.

(7)	Form 10-KSB for year ended December 31, 1992, filed February 25, 1993.

(8)	Form S-4, Reg. No. 33-73474, filed December 27, 1993.

(9)	Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.

(10)	Form 10-KSB for year ended December 31, 1994, filed March 15, 1995.

(11)	Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.

(12)	Post Effective Amendment No.1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.

(13)	Form 10-K for year ended December 31, 1998, filed March 17, 1999.

(14)	Amendment No. 2 to the Registration Statement on Form S-1 of Sun Community Bancorp Limited (Registration No. 333-76719) dated June 15, 1999.

(15)	Form 10-K for year ended December 31, 1999, filed March 27, 2000.

(16)	Form 10-K for year ended December 31, 2000, filed March 23, 2001.

(17)	Amendment No. 4 to the Registration Statement on Form S-4 Reg. No. 333-73624 filed February 12, 2002.

(18)	Form 10-K for year ended December 31, 2001, filed March 15, 2002.

(19)	Form 10-K for year ended December 31, 2002, filed March 28, 2003.

(20)	Form 10-Q for the period ended March 31, 2003, filed May 14, 2003.

(21)	Form 10-K for year ended December 31, 2003, filed March 12, 2004.

(22)	Form 10-Q for the period ended September 30, 2004, filed October 29, 2004.

(23)	Form 10-K for the year ended December 31, 2004, filed March 16, 2005.

(24)	Form 10-Q for the period ended June 30, 2005, filed July 29, 2005.

*	A management contract or compensatory plan required to be filed with this report.
[The remainder of this page intentionally left blank]