Form 10-Q
period 2006-03-31
CAPITOL BANCORP LTD
filed 2006-04-28
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-31708

CAPITOL BANCORP LTD.
(Exact name of registrant as specified in its charter)

Michigan	38-2761672
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
Capitol Bancorp Center
200 Washington Square North
Lansing, Michigan	48933
(Address of principal executive offices)	(Zip Code)

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
                                          Yes __     No X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer __               Accelerated filer X               Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                          Yes __     No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2006
Common Stock, No par value	15,911,228 shares

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

PART I, ITEM I
CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
(in thousands, except share data)

	(Unaudited)
	March 31	December 31
	2006	2005
ASSETS
Cash and due from banks	$165,078	$157,963
Money market and interest-bearing deposits	26,344	19,846
Federal funds sold	186,144	128,299
Cash and cash equivalents	377,566	306,108
Loans held for resale	22,109	21,638
Investment securities:
Available for sale, carried at market value	25,195	25,929
Held for long-term investment, carried at amortized cost which
approximates market value	20,766	17,745
Total investment securities	45,961	43,674
Portfolio loans:
Commercial	2,768,610	2,688,361
Real estate mortgage	205,948	212,142
Installment	95,042	90,686
Total portfolio loans	3,069,600	2,991,189
Less allowance for loan losses	(41,600)	(40,559)
Net portfolio loans	3,028,000	2,950,630
Premises and equipment	45,235	41,629
Accrued interest income	13,582	13,719
Goodwill and other intangibles	50,232	50,378
Other assets	44,439	47,945

TOTAL ASSETS	$3,627,124	$3,475,721

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$610,924	$591,229
Interest-bearing	2,327,424	2,194,030
Total deposits	2,938,348	2,785,259
Debt obligations:
Notes payable and short-term borrowings	167,268	175,729
Subordinated debentures	100,964	100,940
Total debt obligations	268,232	276,669
Accrued interest on deposits and other liabilities	22,174	28,089
Total liabilities	3,228,754	3,090,017

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	87,951	83,838

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2005 - 15,776,192 shares 2006 - 15,897,294 shares
	218,372	216,539
Retained earnings	92,333	85,553
Market value adjustment (net of tax effect) for investment securities
available for sale (accumulated other comprehensive income)	(286)	(226)
Total stockholders' equity	310,419	301,866

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,627,124	$3,475,721

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
(in thousands, except per share data)

	2006	2005
Interest income:
Portfolio loans (including fees)	$60,143	$48,237
Loans held for resale	523	637
Taxable investment securities	263	235
Federal funds sold	1,818	621
Other	350	191
Total interest income	63,097	49,921
Interest expense:
Deposits	17,782	10,571
Debt obligations and other	3,962	3,547
Total interest expense	21,744	14,118
Net interest income	41,353	35,803
Provision for loan losses	2,456	2,023
Net interest income after provision for loan losses	38,897	33,780
Noninterest income:
Service charges on deposit accounts	1,031	1,011
Trust fee income	867	605
Fees from origination of non-portfolio residential mortgage loans	1,289	1,265
Gain on sale of investment securities available for sale		1
Other	1,923	1,691
Total noninterest income	5,110	4,573
Noninterest expense:
Salaries and employee benefits	21,550	17,217
Occupancy	2,678	2,300
Equipment rent, depreciation and maintenance	1,966	1,439
Other	5,638	5,518
Total noninterest expense	31,832	26,474
Income before income taxes and minority interest	12,175	11,879
Income taxes	4,381	4,560
Income before minority interest	7,794	7,319
Minority interest in net losses of consolidated subsidiaries	2,159	696

NET INCOME	$9,953	$8,015

NET INCOME PER SHARE--Note D:
Basic	$0.64	$0.55

Diluted	$0.61	$0.52

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
(in thousands, except share and per-share data)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Three Months Ended March 31, 2005

Balances at January 1, 2005	$191,719	$60,476	$(36)	$252,159

Issuance of 92,433 shares of common stock upon exercise
of stock options, net of common stock surrendered to
facilitate exercise	842			842

Recognition of compensation expense relating to
restricted common stock	305			305

Cash dividends paid ($.17 per share)		(2,531)		(2,531)

Components of comprehensive income:
Net income for the period		8,015		8,015
Market value adjustment for investment securities
available for sale (net of income tax effect)			(152)	(152)
Comprehensive income for the period				7,863

BALANCES AT MARCH 31, 2005	$192,866	$65,960	$(188)	$258,638

Three Months Ended March 31, 2006

Balances at January 1, 2006	$216,539	$85,553	$(226)	$301,866

Issuance of 55,352 shares of common stock upon exercise
of stock options, net of common stock surrendered to
facilitate exercise	1,449			1,449

Issuance of 65,750 unvested shares of restricted common
stock, net of related unearned employee compensation	--			--

Recognition of compensation expense relating to
restricted common stock	384			384

Cash dividends paid ($.20 per share)		(3,173)		(3,173)

Components of comprehensive income:
Net income for the period		9,953		9,953
Market value adjustment for investment securities
available for sale (net of income tax effect)			(60)	(60)
Comprehensive income for the period				9,893

BALANCES AT MARCH 31, 2006	$218,372	$92,333	$(286)	$310,419

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
(in thousands)

	2006	2005
OPERATING ACTIVITIES
Net income	$9,953	$8,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,456	2,023
Depreciation of premises and equipment	1,660	1,363
Amortization of intangibles	146	139
Net amortization (accretion) of investment security premiums (discounts)	(1)	11
Loss on sale of premises and equipment	12	1
Minority interest in net losses of consolidated subsidiaries	(2,159)	(696)
Compensation expense relating to restricted common stock	384	305
Originations and purchases of loans held for resale	(114,117)	(152,231)
Proceeds from sales of loans held for resale	113,646	160,528
Decrease (increase) in accrued interest income and other assets	3,699	(5,677)
Increase (decrease) in accrued interest expense on deposits and other liabilities	(5,915)	4,093

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,764	17,874

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	12	--
Proceeds from calls, prepayments and maturities of investment securities	1,517	961
Purchases of investment securities	(3,907)	(2,972)
Net increase in portfolio loans	(79,826)	(68,410)
Proceeds from sales of premises and equipment	23	4
Purchases of premises and equipment	(5,301)	(1,308)

NET CASH USED BY INVESTING ACTIVITIES	(87,482)	(71,725)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	58,300	42,948
Net increase in certificates of deposit	94,789	51,844
Net borrowings from (payments on) debt obligations	(8,461)	14,608
Resources provided by minority interest	6,272	4,475
Net proceeds from issuance of common stock	1,449	842
Cash dividends paid	(3,173)	(2,531)

NET CASH PROVIDED BY FINANCING ACTIVITIES	149,176	112,186

INCREASE IN CASH AND CASH EQUIVALENTS	71,458	58,335

Cash and cash equivalents at beginning of period	306,108	231,104

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$377,566	$289,439

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

The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 was derived from audited consolidated financial statements as of that date. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note B - Implementation of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement (which was more narrowly focused on stock-based compensation) and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard is effective at the beginning of 2006 for calendar-year public companies and is applied prospectively to stock options granted after the effective date and any unvested stock options at that date. There were no unvested stock options of Capitol outstanding at December 31, 2005.

The primary effect of the revised standard’s implementation on Capitol will be recognition of compensation expense associated with stock options. During the three months ended March 31, 2006, no stock options were granted and, accordingly, no compensation expense related to stock options was recorded for that period. Previously, Capitol used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied, which is presented in Note C. An additional change in accounting resulting from the implementation of Statement No. 123(R) is the reclassification of unvested restricted stock to the common stock account on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD.

Note B - Implementation of New Accounting Standards - Continued

Capitol’s balance sheet at January 1, 2006; such reclassification has also been reflected in the accompanying consolidated balance sheet as of December 31, 2005.

In late 2005, the FASB’s staff issued Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. The effect of this guidance did not have a material effect on Capitol’s consolidated financial statements upon implementation on January 1, 2006.

Note C - Stock Options

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, requires the fair value method of accounting for stock options whereby compensation expense will be recognized based on the computed fair value of the options on the grant date for stock options granted on or after the effective date of the standard, January 1, 2006 (see Note B). Certain pro forma disclosures of the expense recognition provisions of Statement No. 123(R) are required for periods prior to implementation of the standard for companies, such as Capitol, which used the intrinsic-value method for accounting for stock options, and are as follows:

Three Months Ended March 31, 2005
Fair value assumptions:
Risk-free interest rate	4.1%
Dividend yield	2.1%
Stock price volatility	.25
Expected option life	7 years
Aggregate estimated fair value of options
granted (in thousands)	$362
Net income (in thousands):
As reported	$8,015
Less pro forma compensation expense
regarding fair value of stock option
awards, net of related income tax effect	(223)
Pro forma	$7,792
Net income per share:
Basic:
As reported	$0.55
Pro forma	0.53
Diluted:
As reported	0.52
Pro forma	$0.51

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD.

Note C - Stock Options - Continued

Stock option activity for the interim 2006 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price
Outstanding at January 1	2,882,283	$10.81 to $37.48	$26.07
Exercised	(103,086)	10.85 to 34.84	22.63
Granted	--
Cancelled or expired	--

Outstanding at March 31	2,779,197	$10.81 to $37.48	$26.20

As of March 31, 2006, stock options outstanding had a weighted average remaining contractual life of 4.3 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at March 31, 2006:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
$10.00 to 14.99	241,220	$11.18	1.2 years	$8,580,195
$15.00 to 19.99	303,613	16.60	1.9 years	9,153,932
$20.00 to 24.99	474,151	21.69	4.5 years	11,882,224
$25.00 to 29.99	699,283	26.99	4.1 years	13,817,832
$30.00 to 34.99	710,832	32.08	5.4 years	10,427,905
$35.00 or more	350,098	$37.48	6.6 years	3,245,408

Total	2,779,197			$57,107,496

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD.

Note D - Net Income Per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31
	2006	2005

Numerator—net income for the period	$9,953,000	$8,015,000

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	15,641,710	14,648,473
Weighted average number of unvested shares of restricted common stock outstanding	60,991	215,489
Effect of other dilutive securities (stock options)	689,659	549,430
Denominator for diluted net income per share—
Weighted average number of common shares and potential dilution	16,392,360	15,413,392

Number of antidilutive stock options excluded from diluted earnings per share computation	--	206,042

Note E - New Bank and Bank Development Activities

In January 2006, Capitol announced the formation of a wealth management subsidiary, Capitol Wealth Advisors, headquartered in Charlotte, North Carolina, and a de novo bank, Community Bank of Rowan, located in Salisbury, North Carolina, opened in February 2006. Each is majority-owned by bank-development subsidiaries controlled by Capitol.

Bank development efforts were currently under consideration at March 31, 2006 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. As of March 31, 2006, Capitol had applications pending for additional de novo community banks in Arizona, Georgia (2), Indiana, Nevada, Ohio and Washington.

Note F - Impact of New Accounting Standards

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, intended to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Statement No. 156 is effective for years beginning after September 15, 2006, although earlier adoption is permitted. Capitol’s management has not completed its review

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD.

Note F - Impact of New Accounting Standards - Continued

of the new guidance, however, the effect of the standard’s adoption is not expected to be material.

Also recently, the FASB has issued several proposals to amend, supersede or interpret existing accounting standards which may impact Capitol’s financial statements at a later date:

•	Proposed amendment to Statement No. 128, Earnings per Share.

•	Proposed amendments to guidance regarding postemployment obligations, including pensions.

•	Proposed interpretation regarding Uncertain Tax Positions.

•	Proposed replacement of Statement No. 141 regarding Business Combinations.

•	Proposed replacement of Accounting Research Bulletin No. 51 regarding Consolidated Financial Statements, Including Accounting and Reporting for Noncontrolling Interests.

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

[The remainder of this page intentionally left blank]

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition
Total assets approximated $3.6 billion at March 31, 2006, an increase of $151.4 million from the December 31, 2005 level of $3.5 billion. The balance sheet includes Capitol and its consolidated subsidiaries:
	Total Assets (in $1,000’s)
	March 31, 2006	Dec 31, 2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$319,832	$320,075
Bank of Auburn Hills	14,236	10,848
Bank of Belleville	17,919	14,641
Bank of Michigan	36,343	31,119
Brighton Commerce Bank	107,487	105,694
Capitol National Bank	250,831	246,132
Detroit Commerce Bank	91,043	84,979
Elkhart Community Bank	78,951	75,648
Goshen Community Bank	67,495	74,545
Grand Haven Bank	128,501	122,757
Kent Commerce Bank	81,467	78,939
Macomb Community Bank	98,090	93,497
Muskegon Commerce Bank	97,896	96,649
Oakland Commerce Bank	116,503	115,720
Paragon Bank & Trust	106,240	106,535
Portage Commerce Bank	183,050	183,018
Great Lakes Region Total	1,795,884	1,760,796
Southeast Region:
Community Bank of Rowan(1)	19,827
First Carolina State Bank	84,849	83,345
Peoples State Bank	33,778	31,620
Southeast Region Total	138,454	114,965
Midwest Region-Summit Bank of Kansas City	10,010	9,152
Eastern Regions Total	1,944,348	1,884,913
Western Regions:
Southwest Region:
Arrowhead Community Bank	89,588	83,639
Bank of Las Vegas	69,679	58,315
Bank of Tucson	176,832	167,638
Black Mountain Community Bank	134,870	128,958
Camelback Community Bank	83,929	82,309
Desert Community Bank	80,963	78,907
East Valley Community Bank	43,652	43,352
Fort Collins Commerce Bank	33,679	27,427
Mesa Bank	149,645	132,775
Red Rock Community Bank	105,038	102,618
Southern Arizona Community Bank	87,080	98,849
Sunrise Bank of Albuquerque	59,337	61,812
Sunrise Bank of Arizona	116,472	111,204
Valley First Community Bank	73,967	72,759
Yuma Community Bank	66,634	61,523
Southwest Region Total	1,371,365	1,312,085
California Region:
Bank of Escondido	76,351	70,807
Bank of San Francisco	16,751	13,685
Bank of Santa Barbara	13,775	14,386
Napa Community Bank	83,903	84,512
Point Loma Community Bank	39,788	34,213
Sunrise Bank of San Diego	70,145	66,809
California Region Total	300,713	284,412
Northwest Region-Bank of Bellevue	25,256	19,726
Western Regions Total	1,697,334	1,616,223
Other, net	(14,558)	(25,415)

Consolidated	$3,627,124	$3,475,721
(1)     Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of Capitol.

Portfolio loans increased during the three-month 2006 period by approximately $78 million, compared to about $67 million during the corresponding period of 2005. 2006 loan growth represents a continuation of prior-period demand and growth at many of Capitol’s younger banks. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities.

The allowance for loan losses at March 31, 2006 approximated $42 million or 1.36% of total portfolio loans, which was unchanged from the year-end 2005 ratio, as asset quality remained steady during the 2006 interim period.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date. Management’s determination of the adequacy of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions charged to operations and reduced by net charge-offs. The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the periods ended March 31 (in thousands):

	2006	2005
Allowance for loan losses at January 1	$40,559	$37,572

Loans charged-off:
Commercial	(1,718)	(2,071)
Real estate mortgage	(25)	--
Installment	(112)	(252)
Total charge-offs	(1,855)	(2,323)
Recoveries:
Commercial	353	410
Real estate mortgage	1	--
Installment	86	43
Total recoveries	440	453
Net charge-offs	(1,415)	(1,870)
Additions to allowance charged to expense	2,456	2,023

Allowance for loan losses at March 31	$41,600	$37,725

Average total portfolio loans for period ended March 31	$3,010,849	$2,726,965

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.19%	0.27%

Net charge-offs of loans in the interim 2006 period decreased about 25% compared to the corresponding 2005 period, along with the ratio of net charge-offs as a percentage of average loans which decreased to .19% in the 2006 interim period, compared to .27% in the 2005 period.

The amounts of the allowance for loan losses allocated in the following table (in thousands) are based on management’s estimate of potential losses inherent in the portfolio at the balance-sheet date, include all loans for which, based on Capitol’s loan rating system, management has concerns, and should not be interpreted as an indication of future charge-offs.

	March 31, 2006		December 31, 2005
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans

Commercial	$38,415	1.25%	$37,498	1.25%
Real estate mortgage	1,942.07		1,866.07
Installment	1,243.04		1,195.04

Total allowance for loan losses	$41,600	1.36%	$40,559	1.36%

Total portfolio loans outstanding	$3,069,600		$2,991,189

Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	March 31	Dec 31
	2006	2005
Nonaccrual loans:
Commercial	$19,179	$19,734
Real estate mortgage	2,009	1,734
Installment	1,399	1,154
Total nonaccrual loans	22,587	22,622

Past due (>90 days) loans:
Commercial	3,493	3,235
Real estate mortgage	366	592
Installment	165	283
Total past due loans	4,024	4,110

Total nonperforming loans	$26,611	$26,732

Real estate owned and other repossessed assets	5,275	3,745

Total nonperforming assets	$31,886	$30,477

Nonperforming loans decreased by $121,000 during the three-month period ended March 31, 2006. Nonperforming loans as a percentage of portfolio loans outstanding at March 31, 2006 were 0.87%, a slight reduction from the beginning of year level of 0.89%. Of the nonperforming loans at March 31, 2006, about 82% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at March 31, 2006 were in various stages of resolution and management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan ratings. At inception, all loans are individually assigned a rating which grades the credits on a risk basis, based on the type and value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrower’s business climate, local economic conditions and other subjective factors. The loan rating process is fluid and subjective.

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

At March 31, 2006, potential problem loans (including the previously mentioned nonperforming loans) approximated $128 million, or about 4% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses, in comparison to previous years, as evidenced by higher provisions for loan losses in recent periods.

[The remainder of this page intentionally left blank]

The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):
	Total Portfolio Loans		Allowance for Loan Losses		Nonperforming Loans		Allowance as a Percentage of Total Portfolio Loans
	March 31	Dec 31	March 31	Dec 31	March 31	Dec 31	March 31	Dec 31
	2006	2005	2006	2005	2006	2005	2006	2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$277,999	$286,146	$4,724	$4,712	$3,157	$3,103	1.70%	1.65%
Bank of Auburn Hills	12,318	6,058	180	90			1.46%	1.49%
Bank of Belleville	4,910	1,534	70	23			1.43%	1.50%
Bank of Michigan	32,473	28,062	487	421			1.50%	1.50%
Brighton Commerce Bank	95,417	93,553	994	978	1,954	1,412	1.04%	1.05%
Capitol National Bank	200,804	197,062	3,440	3,233	5,055	4,938	1.71%	1.64%
Detroit Commerce Bank	87,060	81,533	1,149	1,104	539	110	1.32%	1.35%
Elkhart Community Bank	73,863	70,671	919	919	137	908	1.24%	1.30%
Goshen Community Bank	53,864	53,497	693	648	561	443	1.29%	1.21%
Grand Haven Bank	121,757	117,241	2,515	2,575	3,135	3,342	2.07%	2.20%
Kent Commerce Bank	76,733	74,385	1,112	1,277	1,376	1,751	1.45%	1.72%
Macomb Community Bank	94,107	90,448	1,417	1,422	1,637	2,142	1.51%	1.57%
Muskegon Commerce Bank	88,885	88,007	1,032	1,021	2,257	1,430	1.16%	1.16%
Oakland Commerce Bank	99,440	101,859	1,456	1,424	800	948	1.46%	1.40%
Paragon Bank & Trust	87,449	92,427	1,330	1,375	1,173	2,216	1.52%	1.49%
Portage Commerce Bank	168,881	171,679	1,937	2,057	2,891	2,119	1.15%	1.20%
Great Lakes Region Total	1,575,960	1,554,162	23,455	23,279	24,672	24,862
Southeast Region:
Community Bank of Rowan(1)	10,717		160				1.49%
First Carolina State Bank	64,081	68,235	707	690	240	173	1.10%	1.01%
Peoples State Bank	23,220	19,909	169	140		16	0.73%	0.70%
Southeast Region Total	98,018	88,144	1,036	830	240	189
Midwest Region-Summit Bank of Kansas City	3,164	644	48	10			1.52%	1.55%
Eastern Regions Total	1,677,142	1,642,950	24,539	24,119	24,912	25,051
Western Regions:
Southwest Region:
Arrowhead Community Bank	75,082	73,800	736	654	125	140	0.98%	0.89%
Bank of Las Vegas	52,340	50,899	610	495			1.17%	0.97%
Bank of Tucson	137,196	143,900	1,220	1,405		200	0.89%	0.98%
Black Mountain Community Bank	103,410	103,627	1,243	1,277	125	131	1.20%	1.23%
Camelback Community Bank	72,517	73,813	860	852	101	41	1.19%	1.15%
Desert Community Bank	72,782	71,050	800	830	145	273	1.10%	1.17%
East Valley Community Bank	34,403	38,716	456	497			1.33%	1.28%
Fort Collins Commerce Bank	30,922	22,619	402	306			1.30%	1.35%
Mesa Bank	135,728	125,513	1,276	1,215			0.94%	0.97%
Red Rock Community Bank	91,098	83,259	1,350	1,300	136	198	1.48%	1.56%
Southern Arizona Community Bank	74,681	76,953	745	720	18	59	1.00%	0.94%
Sunrise Bank of Albuquerque	49,684	53,669	693	693	520	300	1.39%	1.29%
Sunrise Bank of Arizona	109,039	101,846	1,256	1,253	69	70	1.15%	1.23%
Valley First Community Bank	61,807	57,794	600	526			0.97%	0.91%
Yuma Community Bank	54,427	50,474	513	485		27	0.94%	0.96%
Southwest Region Total	1,155,116	1,127,932	12,760	12,508	1,239	1,439
California Region:
Bank of Escondido	36,575	38,228	475	460	22	23	1.30%	1.20%
Bank of San Francisco	12,584	7,291	183	102			1.45%	1.40%
Bank of Santa Barbara	10,161	3,546	144	54			1.42%	1.52%
Napa Community Bank	68,674	70,359	1,237	1,237		19	1.80%	1.76%
Point Loma Community Bank	32,072	29,759	453	423			1.41%	1.42%
Sunrise Bank of San Diego	57,974	58,983	559	588		200	0.96%	1.00%
California Region Total	218,040	208,166	3,051	2,864	22	242
Northwest Region-Bank of Bellevue	14,408	8,327	202	120			1.40%	1.44%
Western Regions Total	1,387,564	1,344,425	16,013	15,492	1,261	1,681
Other, net	4,894	3,814	1,048	948	438

Consolidated	$3,069,600	$2,991,189	$41,600	$40,559	$26,611	$26,732	1.36%	1.36%

(1)	Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of Capitol.

Results of Operations

Net income for the three months ended March 31, 2006 approximated $10 million, an increase of $1.9 million or 24% over the corresponding period in 2005. Diluted earnings per share for the three-month 2006 period were $0.61 compared to $0.52 for the 2005 period, an increase of 17%.

Net interest income for the first three months of 2006 totaled $41.4 million, a 16% increase compared to $35.8 million in 2005. This increase is attributable to the banks’ growth in size and a comparatively increased net interest margin (5.06% in 2006 and 4.90% in the corresponding 2005 period). Net interest margin in the first three months of 2006 decreased from the fourth quarter 2005 level of 5.21%.

Noninterest income for the three months ended March 31, 2006 was $5.1 million, an increase of $537,000, or 12%, over the same period in 2005. The increase is due primarily to an increase of $262,000 in trust fee income. Other noninterest income in the 2006 period includes $360,000 of gains on sale of government guaranteed loans, as compared to $456,000 for the first quarter in 2005, and income approximating $550,000 from an equity-method investee in the 2006 period (none in 2005).

The provision for loan losses for the three-month period in 2006 was $2.5 million, as compared to $2 million for the same period in 2005. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.

Noninterest expense totaled $31.8 million for the first quarter in 2006, as compared to $26.5 million for the comparable period in 2005. The increase in noninterest expense is associated with adding new banks, growth in the size of previously-existing banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the addition of nine new banks since the first quarter of 2005, growth in the size of banks within the consolidated group, the addition of a wealth management unit and a de novo bank in the first quarter of 2006 (one de novo bank in the first quarter of 2005), and added regional bank development executives as part of Capitol’s 2006 expansion campaign. The more significant elements of other noninterest expense consisted of the following:

	Three months ended March 31
	2006	2005
	(In 1,000s)
Professional fees	$636	$453
Advertising	633	464
Preopening and start-up costs of de novo banks, bank-development subsidiaries and other units	596	161
Directors’ fees	581	326
Paper, printing and supplies	546	482
Taxes other than income taxes	378	364
Bank services (ATMs, telephone banking and Internet banking)	334	316
Communications	310	308
Other	1,624	2,644
Total	$5,638	$5,518

Operating results (dollars in thousands) were as follows:
	Three months ended March 31
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2006	2005	2006	2005	2006	2005	2006	2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$5,791	$5,767	$926	$910	13.99%	14.22%	1.21%	1.15%
Bank of Auburn Hills	235	n/a	(151)	n/a	n/a	n/a	n/a	n/a
Bank of Belleville	198	n/a	(188)	n/a	n/a	n/a	n/a	n/a
Bank of Michigan	644	54	(150)	(276)	n/a	n/a	n/a	n/a
Brighton Commerce Bank	1,892	1,700	211	275	8.96	12.39	.80	1.04
Capitol National Bank	4,282	3,735	777	888	16.29	19.88	1.28	1.58
Detroit Commerce Bank	2,093	1,413	135	145	7.00	9.38	.63	.81
Elkhart Community Bank	1,472	1,163	264	171	12.96	9.28	1.39	1.03
Goshen Community Bank	1,219	865	82	87	4.96	5.31	.49	.66
Grand Haven Bank	2,290	2,051	285	270	11.04	11.08	.93	.94
Kent Commerce Bank	1,495	1,444	58	104	2.83	5.29	.30	.49
Macomb Community Bank	1,770	1,625	(28)	271	n/a	12.60	n/a	1.15
Muskegon Commerce Bank	1,792	1,644	153	295	7.10	12.38	.64	1.27
Oakland Commerce Bank	2,112	2,111	332	468	14.09	18.62	1.17	1.47
Paragon Bank & Trust	1,957	2,087	269	372	9.79	13.01	1.05	1.39
Portage Commerce Bank	3,577	3,280	645	746	16.14	19.74	1.44	1.66
Great Lakes Region Total	32,819	28,939	3,620	4,726
Southeast Region:
Community Bank of Rowan(2)	99	n/a	(563)	n/a	n/a	n/a	n/a	n/a
First Carolina State Bank	1,513	948	219	119	8.20	4.63	1.07	.72
Peoples State Bank	579	n/a	18	n/a	2.12	n/a	.24	n/a
Southeast Region Total	2,191	948	(326)	119
Midwest Region-Summit Bank of Kansas City	107	n/a	(174)	n/a	n/a	n/a	n/a	n/a
Eastern Regions Total	35,117	29,887	3,120	4,845
Western Regions:
Southwest Region:
Arrowhead Community Bank	1,869	1,506	226	204	11.59	12.35	1.05	1.14
Bank of Las Vegas	1,167	872	113	142	4.82	9.25	.77	1.13
Bank of Tucson	3,438	2,774	1,058	792	29.34	25.25	2.52	1.93
Black Mountain Community Bank	2,474	1,882	634	445	21.81	18.51	1.99	1.73
Camelback Community Bank	1,468	1,395	207	307	10.31	14.42	1.04	1.55
Desert Community Bank	1,608	1,289	297	215	14.90	10.86	1.50	1.28
East Valley Community Bank	920	895	193	37	14.99	3.13	1.83	.32
Fort Collins Commerce Bank	639	n/a	(32)	n/a	n/a	n/a	n/a	n/a
Mesa Bank	3,453	2,049	844	448	30.69	22.46	2.40	1.87
Red Rock Community Bank	1,980	1,544	465	337	15.76	10.50	1.88	1.33
Southern Arizona Community Bank	1,586	1,431	290	316	13.46	14.73	1.37	1.52
Sunrise Bank of Albuquerque	1,123	1,275	120	260	7.17	15.73	.83	1.54
Sunrise Bank of Arizona	2,532	2,529	413	519	13.25	16.21	1.47	1.64
Valley First Community Bank	1,402	971	161	180	9.24	11.49	.86	1.34
Yuma Community Bank	1,278	1,048	188	228	11.48	14.45	1.24	1.59
Southwest Region Total	26,937	21,460	5,177	4,430
California Region:
Bank of Escondido	1,238	805	199	71	8.21	3.10	1.09	.51
Bank of San Francisco	269	n/a	(237)	n/a	n/a	n/a	n/a	n/a
Bank of Santa Barbara	316	n/a	(223)	n/a	n/a	n/a	n/a	n/a
Napa Community Bank	1,630	1,167	276	228	10.27	10.11	1.33	1.31
Point Loma Community Bank	774	297	18	(206)	1.05	n/a	.19	n/a
Sunrise Bank of San Diego	1,366	1,131	231	134	8.61	4.81	1.34	.89
California Region Total	5,593	3,400	264	227
Northwest Region-Bank of Bellevue	366	n/a	(141)	n/a	n/a	n/a	n/a	n/a
Western Regions Total	32,896	24,860	5,300	4,657
Other, net	195	(253)	1,533	(1,487)	n/a	n/a	n/a	n/a

Consolidated	$68,207	$54,494	$9,953	$8,015	13.12%	12.55%	1.13%	1.02%

n/a Not applicable

(1) Annualized for period presented.
(2) Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of
      Capitol.

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $153 million for the three months ended March 31, 2006, significantly more than the $94.8 million increase in the corresponding period of 2005. Growth occurred in most interest-bearing deposit categories, with the majority coming from certificate of deposit accounts. The banks generally do not rely significantly on brokered deposits as a key funding source. Brokered deposits approximated $265 million as of March 31, 2006, or about 9% of total deposits, an increase of $27 million during the interim 2006 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching repricing of funding sources and assets.

Noninterest-bearing deposits approximated 21% of total deposits at both March 31, 2006 and December 31, 2005. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity, as evidenced by the change in this ratio during the interim 2006 period.

Interim 2006 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.

Cash and cash equivalents amounted to $378 million or 10% of total assets at March 31, 2006, compared with $306 million or 9% of total assets at December 31, 2005. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at March 31, 2006 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At March 31, 2006, the banks had approximately $25 million of investment securities classified as available for sale, which can be utilized to meet various liquidity needs as they arise.

Several of the banks have secured lines of credit with correspondent banks and regional Federal Home Loan Banks. Borrowings thereunder approximated $167 million and additional borrowing capacity approximated $201 million at March 31, 2006. These facilities are used from time to time as a lower-cost source of funds versus various rates and maturities of time deposits or to meet temporary needs. Total notes payable and short-term borrowings decreased $8 million in the interim 2006 period. At March 31, 2006, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

Trust-preferred securities, approximating $101 million ($103 million principal amount), augment Capitol’s existing capital base, which totaled $499 million (subordinated debentures--formerly ‘trust-preferred securities’, minority interests in consolidated subsidiaries and stockholders’ equity) or 14% of total assets at March 31, 2006.

Stockholders’ equity, as a percentage of total assets, approximated 9% at March 31, 2006 and December 31, 2005.

In January 2006, Capitol announced the formation of a wealth management subsidiary, Capitol Wealth Advisors, headquartered in Charlotte, North Carolina, and a de novo bank, Community Bank of Rowan, located in Salisbury, North Carolina, opened in February 2006. Each is majority-owned by bank-development subsidiaries controlled by Capitol.

Bank development efforts were under consideration at March 31, 2006 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. As of March 31, 2006, Capitol had applications pending for additional de novo community banks in Arizona, Georgia (2), Indiana, Nevada, Ohio and Washington.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has continued to increase interbank borrowing rates in early 2006 and expressed several concerns about economic conditions. Home mortgage rates have recently increased, which has adversely impacted fee income from the origination of residential mortgages, particularly from refinancing activities. Many of Capitol’s loans are variable-rate and, accordingly, such rate increases should result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.

Start-up banks generally incur operating losses during their early periods of operations. Recently-formed start-up banks are expected to detract from consolidated earnings performance and start-up banks formed in 2006 and beyond will similarly negatively impact short-term profitability.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

Media reports raising questions about the health of the domestic economy have continued in 2006. During this early interim period of 2006, the amount of nonperforming loans has decreased, however, it is difficult to predict future movements in levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

There are several new accounting standards either becoming effective or being issued in 2006. They are listed and discussed in Notes B and F of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol’s critical accounting policies are described on pages F-24 - F-26 of the financial information section of its 2005 Annual Report. In the circumstances of Capitol, management believes its “critical accounting policies” are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for stock options, goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and consolidation policy.

[The remainder of this page intentionally left blank]

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about Capitol’s quantitative and qualitative disclosures about market risk were included in Capitol’s annual report on Form 10-K for the year ended December 31, 2005. Capitol’s management does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein (Part I, Item 2), under the caption, “Trends Affecting Operations.”

PART I. ITEM 4

CONTROLS AND PROCEDURES

Capitol maintains disclosure controls and procedures designed to provide reasonable assurance that the information Capitol must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Capitol's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated Capitol's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Capitol's disclosure controls and procedures, in all material respects, are effective in bringing to their attention on a timely basis material information relating to Capitol required to be included in Capitol's periodic filings under the Exchange Act.

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

Item 1.A.
There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of Capitol’s Form 10-K for the year ended December 31, 2005, during the three months ended March 31, 2006. Please refer to that section of Capitol’s Form 10-K for disclosures regarding the risks and uncertainties related to Capitol’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders. None.
Item 5.	Other Information. None.
Item 6.	Exhibits. (a) Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 28, 2006

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