Form 10-Q
period 2006-06-30
CAPITOL BANCORP LTD
filed 2006-07-31
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2006
Common Stock, No par value	15,959,076 shares

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
Item 1.	Financial Statements (unaudited):	Page
	Condensed consolidated balance sheets - June 30, 2006 and December 31, 2005.	3

Condensed consolidated statements of income - Three months and six months ended June 30,
2006 and 2005.
Condensed consolidated statements of changes in stockholders’ equity - Six months ended June
30, 2006 and 2005.
Condensed consolidated statements of cash flows - Six months ended June 30, 2006 and 2005.
Notes to condensed consolidated financial statements.
		4 5 6 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	24
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1.A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	Submission of Matters to a Vote of Security Holders.	25
Item 5.	Other Information.	26
Item 6.	Exhibits.	26
SIGNATURES		27
EXHIBIT INDEX		28

PART I, ITEM I

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(in thousands, except share data)
		(Unaudited)
		June 30,	December 31,
		2006	2005
	ASSETS
	Cash and due from banks	$158,995	$157,963
	Money market and interest-bearing deposits	30,294	19,846
	Federal funds sold	160,970	128,299
	Cash and cash equivalents	350,259	306,108
	Loans held for resale	18,027	21,638
	Investment securities:
	Available for sale, carried at market value	20,949	25,929
	Held for long-term investment, carried at amortized cost which
	approximates market value	21,600	17,745
	Total investment securities	42,549	43,674
	Portfolio loans:
	Commercial	2,868,350	2,688,361
	Real estate mortgage	218,032	212,142
	Installment	109,827	90,686
	Total portfolio loans	3,196,209	2,991,189
	Less allowance for loan losses	(43,311)	(40,559)
	Net portfolio loans	3,152,898	2,950,630
	Premises and equipment	50,595	41,629
	Accrued interest income	14,331	13,719
	Goodwill and other intangibles	50,086	50,378
	Other assets	43,897	47,945

	TOTAL ASSETS	$3,722,642	$3,475,721

	LIABILITIES AND STOCKHOLDERS' EQUITY
	LIABILITIES:
	Deposits:
	Noninterest-bearing	$625,461	$591,229
	Interest-bearing	2,362,145	2,194,030
	Total deposits	2,987,606	2,785,259
	Debt obligations:
	Notes payable and short-term borrowings	177,076	175,729
	Subordinated debentures	100,988	100,940
	Total debt obligations	278,064	276,669
	Accrued interest on deposits and other liabilities	22,062	28,089
	Total liabilities	3,287,732	3,090,017

	MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	116,602	83,838

	STOCKHOLDERS' EQUITY:
	Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding:	2006 - 15,958,076 shares
	2005 - 15,776,192 shares	220,016	216,539
	Retained earnings	98,617	85,553

	Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive income)	(325)	(226)
	Total stockholders' equity	318,308	301,866

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,722,642	$3,475,721

	See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(in thousands, except per share data)

	Three-Month Period		Six-Month Period
	2006	2005	2006	2005
Interest income:
Portfolio loans (including fees)	$64,577	$52,347	$124,720	$100,584
Loans held for resale	739	636	1,262	1,273
Taxable investment securities	244	284	507	519
Federal funds sold	2,010	932	3,828	1,553
Other	626	292	976	483
Total interest income	68,196	54,491	131,293	104,412
Interest expense:
Deposits	20,397	12,472	38,179	23,043
Debt obligations and other	4,162	3,427	8,124	6,974
Total interest expense	24,559	15,899	46,303	30,017
Net interest income	43,637	38,592	84,990	74,395
Provision for loan losses	2,815	3,039	5,271	5,062
Net interest income after provision for loan losses	40,822	35,553	79,719	69,333
Noninterest income:
Service charges on deposit accounts	1,103	1,042	2,134	2,053
Trust fee income	768	523	1,635	1,128
Fees from origination of non-portfolio residential mortgage loans	1,440	1,505	2,729	2,770
Realized gains on sales of investment securities available for sale		1		2
Other	2,145	2,553	4,068	4,244
Total noninterest income	5,456	5,624	10,566	10,197
Noninterest expense:
Salaries and employee benefits	21,675	18,135	43,225	35,352
Occupancy	2,918	2,387	5,596	4,687
Equipment rent, depreciation and maintenance	2,047	1,583	4,013	3,022
Other	9,974	6,590	15,612	12,108
Total noninterest expense	36,614	28,695	68,446	55,169
Income before income taxes and minority interest	9,664	12,482	21,839	24,361
Income taxes	3,564	4,763	7,945	9,323
Income before minority interest	6,100	7,719	13,894	15,038
Minority interest in net losses of consolidated subsidiaries	4,167	578	6,326	1,274

NET INCOME	$10,267	$8,297	$20,220	$16,312

NET INCOME PER SHARE -- Note D:
Basic	$0.65	$0.56	$1.29	$1.11

Diluted	$0.63	$0.54	$1.24	$1.06

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(in thousands except share data)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total
Six Months Ended June 30, 2005

Balances at January 1, 2005	$191,719	$60,476	$(36)	$252,159

Issuance of 165,835 shares of common stock upon
exercise of stock options, net of common stock
surrendered to facilitate exercise	2,342			2,342

Recognition of compensation expense relating to
restricted common stock	610			610

Cash dividends paid ($0.35 per share)		(5,217)		(5,217)

Components of comprehensive income:
Net income for the period		16,312		16,312
Market value adjustment for investment securities
available for sale (net of income tax effect)			(123)	(123)
Comprehensive income for the period				16,189

BALANCES AT JUNE 30, 2005	$194,671	$71,571	$(159)	$266,083

Six Months Ended June 30, 2006

Balances at January 1, 2006	$216,539	$85,553	$(226)	$301,866

Issuance of 102,134 shares of common stock upon
exercise of stock options, net of common stock
surrendered to facilitate exercise	2,656			2,656

Issuance of 79,750 unvested shares of restricted
common stock, net of related unearned employee	--			--
compensation

Recognition of compensation expense relating to
restricted common stock	821			821

Cash dividends paid ($0.45 per share)		(7,156)		(7,156)

Components of comprehensive income:
Net income for the period		20,220		20,220
Market value adjustment for investment securities
available for sale (net of income tax effect)			(99)	(99)
Comprehensive income for the period				20,121

BALANCES AT JUNE 30, 2006	$220,016	$98,617	$(325)	$318,308

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$20,220	$16,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,271	5,062
Depreciation of premises and equipment	3,426	2,720
Amortization of intangibles	292	285
Net amortization of investment security premiums	1	17
Loss on sale of premises and equipment	16	15
Minority interest in net losses of consolidated subsidiaries	(6,326)	(1,274)
Compensation expense relating to restricted common stock	821	610
Originations and purchases of loans held for resale	(242,153)	(318,319)
Proceeds from sales of loans held for resale	245,764	327,313
Decrease (increase) in accrued interest income and other assets	3,536	(13,787)
Increase (decrease) in accrued interest on deposits and other liabilities	(6,027)	3,893

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,841	22,847

INVESTING ACTIVITIES
Cash and cash equivalents of acquired subsidiary		1,357
Proceeds from sales of investment securities available for sale	443	122
Proceeds from calls, prepayments and maturities of investment securities	6,220	3,981
Purchases of investment securities	(5,691)	(9,493)
Net increase in portfolio loans	(207,539)	(154,368)
Proceeds from sales of premises and equipment	721	30
Purchases of premises and equipment	(13,129)	(2,918)

NET CASH USED BY INVESTING ACTIVITIES	(218,975)	(161,289)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	56,458	103,800
Net increase in certificates of deposit	145,889	107,385
Net borrowings from (payments on) debt obligations	1,347	(6,536)
Resources provided by minority interests	39,091	28,342
Net proceeds from issuance of common stock	2,656	2,342
Cash dividends paid	(7,156)	(5,217)

NET CASH PROVIDED BY FINANCING ACTIVITIES	238,285	230,116

INCREASE IN CASH AND CASH EQUIVALENTS	44,151	91,674

Cash and cash equivalents at beginning of period	306,108	231,104

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$350,259	$322,778

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

The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 was derived from audited consolidated financial statements as of that date. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note B - Implementation of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement (which was more narrowly focused on stock-based compensation) and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard became effective at the beginning of 2006 for calendar-year public companies and is applied prospectively to stock options granted after the effective date and any unvested stock options at that date. Capitol had no unvested stock options outstanding at December 31, 2005.

The primary effect of the revised standard’s implementation on Capitol will be recognition of compensation expense associated with stock options. During the six months ended June 30, 2006, no stock options were granted by Capitol and, accordingly, no compensation expense related to stock options was recorded for that period. Previously, Capitol used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied, which is presented in Note C. An additional change in accounting resulting from the implementation of Statement No. 123(R) is the reclassification of unvested restricted stock to the common stock account on Capitol’s balance sheet at January 1, 2006; such reclassification has also been reflected in the accompanying consolidated balance sheet as of December 31, 2005.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C - Stock Options

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, requires the fair value method of accounting for stock options whereby compensation expense will be recognized based on the computed fair value of the options on the grant date for stock options granted on or after the effective date of the standard, January 1, 2006 (see Note B). Certain pro forma disclosures of the expense recognition provisions of Statement No. 123(R) are required for periods prior to implementation of the standard for companies, such as Capitol, which used the intrinsic-value method for accounting for stock options, and are as follows for the six months ended June 30, 2005:

Fair value assumptions:
Risk-free interest rate	4.1%
Dividend yield	2.2%
Stock price volatility	.27
Expected option life	7 years
Aggregate estimated fair value of options granted (in thousands)	$4,781
Net income (in thousands):
As reported	$16,312
Less pro forma compensation expense regarding fair value
of stock option awards, net of related income tax effect	(3,108)
Pro forma	$13,204
Net income per share:
Basic:
As reported	$1.11
Pro forma	0.90
Diluted:
As reported	1.06
Pro forma	$0.86

Stock option activity for the interim 2006 period is summarized as follows:

	Number Outstanding	Exercise Price Range	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,882,283	$10.81 to $37.48	$26.07
Exercised	(140,683)	10.85 to 34.84	20.73
Granted	--
Cancelled or expired	--

Outstanding at June 30, 2006	2,741,600	$10.81 to $37.48	$26.35

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C - Stock Options - Continued

As of June 30, 2006, stock options outstanding had a weighted average remaining contractual life of 4.1 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value as of June 30, 2006:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
$10.00 to 14.99	221,096	$11.17	0.9 years	$6,142,047
$15.00 to 19.99	294,504	16.61	1.6 years	6,579,219
$20.00 to 24.99	470,423	21.68	4.3 years	8,124,205
$25.00 to 29.99	695,530	26.99	3.9 years	8,318,539
$30.00 to 34.99	709,949	32.08	5.2 years	4,877,350
$35.00 or more	350,098	37.48	6.4 years	514,644

Total outstanding	2,741,600			$34,556,004

Note D - Net Income Per Share

The computations of basic and diluted earnings per share were as follows (in 1,000s) for the periods ended June 30:

	Three-Month Period		Six-Month Period
	2006	2005	2006	2005

Numerator—net income for the period	$10,267	$8,297	$20,220	$16,312

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	15,706	14,739	15,674	14,694
Weighted average number of unvested shares of restricted common stock outstanding	56	208	56	212
Effect of other dilutive securities—stock options	649	463	625	476
Denominator for diluted net income per share—
Weighted average number of common shares and potential dilution	16,411	15,410	16,355	15,382

Number of antidilutive stock options excluded from diluted earnings per share computation	--	693	--	693

Note E - New Banks and Other Development Activities

The first six months of 2006 have been particularly significant for Capitol in terms of development activities. Capitol has begun operations of a wealth management subsidiary, Capitol Wealth, Inc., headquartered in Charlotte, North Carolina, opened six de novo banks and capitalized Capitol Development Bancorp Limited V, which is a controlled subsidiary of Capitol, in June 2006, with approximately $16 million (including approximately $15 million provided by minority interests) to fund future bank development activity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note E - New Banks and Other Development Activities - Continued

Six de novo banks were opened in the first half of 2006:

•	Community Bank of Rowan, located in Salisbury, North Carolina (February).
•	Asian Bank of Arizona, located in Phoenix, Arizona (April).
•	Evansville Commerce Bank, located in Evansville, Indiana (May).
•	Sunrise Bank of Atlanta, located in Atlanta, Georgia (June).
•	Bank of Valdosta, located in Valdosta, Georgia (June).
•	Bank of Everett, located in Everett, Washington (June).

Each of these new banks is majority-owned by bank development subsidiaries controlled by Capitol.

Bank development efforts were currently under consideration at June 30, 2006 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. As of June 30, 2006, Capitol had applications pending for additional de novo community banks in Nevada and Ohio.

Note F - Impact of New Accounting Standards

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, intended to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Statement No. 156 is effective for years beginning after September 15, 2006, although earlier adoption is permitted. Capitol’s management has not completed its review of the new guidance; however, the effect of the standard’s adoption is not expected to be material.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective January 1, 2007. Capitol’s management has not completed its review of the new guidance; however, the effect of FIN 48’s adoption is not expected to be material.

Also recently, the FASB has issued several proposals to amend, supersede or interpret existing accounting standards which may impact Capitol’s financial statements at a later date:

•	Proposed amendment to Statement No. 128, Earnings per Share;

•	Proposed amendments to guidance regarding postemployment obligations, including pensions;

•	Proposed replacement of Statement No. 141 regarding Business Combinations; and

•	Proposed replacement of Accounting Research Bulletin No. 51 regarding Consolidated Financial Statements, Including Accounting and Reporting for Noncontrolling Interests.

Due to the uncertain future status of these proposals, Capitol’s management is unable to estimate their potential impact on Capitol’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note F - Impact of New Accounting Standards -- Continued

Other proposals, interpretations of existing pronouncements or FASB staff positions have been recently issued which include the following:

•	FASB FSP to require recalculation of leveraged leases if the timing of tax benefits affect cash flows;

•	EITF Issue No. 06-4 which addresses accounting for deferred compensation and post retirement benefits of endorsement split- dollar life insurance; and

•	EITF Issue No. 06-5 which encompasses accounting for purchases of life insurance and the ramifications of determining the amount that could be realized in accordance with FASB Technical Bulletin 84-4.

Capitol’s management has not completed its analysis of these (as proposed, where applicable) although it anticipates their potential impact (if finalized, where applicable) would not be material to Capitol’s consolidated financial statements.

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

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

New Banks and Other Development Activities

The first six months of 2006 have been particularly significant for Capitol in terms of development activities. Capitol has begun operations of a wealth management subsidiary, Capitol Wealth, Inc., headquartered in Charlotte, North Carolina, opened six de novo banks and capitalized Capitol Development Bancorp Limited V, which is a controlled subsidiary of Capitol, in June 2006, with approximately $16 million in capital (including approximately $15 million provided by minority interests) to fund future bank development activity.

The six de novo banks that were opened in the first half of 2006 were:

•	Community Bank of Rowan, located in Salisbury, North Carolina (February).
•	Asian Bank of Arizona, located in Phoenix, Arizona (April).
•	Evansville Commerce Bank, located in Evansville, Indiana (May).
•	Sunrise Bank of Atlanta, located in Atlanta, Georgia (June).
•	Bank of Valdosta, located in Valdosta, Georgia (June).
•	Bank of Everett, located in Everett, Washington (June).

Each of the six banks is majority-owned by bank development subsidiaries controlled by Capitol.

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

[The remainder of this page intentionally left blank]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition

Total assets approximated $3.7 billion at June 30, 2006, an increase of $247 million from the December 31, 2005 level of $3.5 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets (in $1,000’s)
	June 30, 2006	December 31, 2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$308,684	$320,075
Bank of Auburn Hills	21,937	10,848
Bank of Belleville	21,173	14,641
Bank of Michigan	39,081	31,119
Brighton Commerce Bank	104,950	105,694
Capitol National Bank	237,348	246,132
Detroit Commerce Bank	92,025	84,979
Elkhart Community Bank	81,941	75,648
Evansville Commerce Bank(2)	10,205
Goshen Community Bank	74,250	74,545
Grand Haven Bank	125,620	122,757
Kent Commerce Bank	83,157	78,939
Macomb Community Bank	95,541	93,497
Muskegon Commerce Bank	97,969	96,649
Oakland Commerce Bank	128,604	115,720
Paragon Bank & Trust	99,008	106,535
Portage Commerce Bank	185,805	183,018
Great Lakes Region Total	1,807,298	1,760,796
Southeast Region:
Bank of Valdosta(3)	6,382
Community Bank of Rowan(1)	23,690
First Carolina State Bank	81,695	83,345
Peoples State Bank	35,541	31,620
Sunrise Bank of Atlanta(4)	8,868
Southeast Region Total	156,176	114,965
Midwest Region-Summit Bank of Kansas City	10,472	9,152
Eastern Regions Total	$1,973,946	$1,884,913

Total assets for Capitol’s other regions and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Summary of total assets - continued:

	Total Assets (in $1,000’s)
	June 30, 2006	December 31, 2005
Western Regions:
Southwest Region:
Arrowhead Community Bank	$87,236	$83,639
Asian Bank of Arizona(5)	8,586
Bank of Las Vegas	64,833	58,315
Bank of Tucson	176,527	167,638
Black Mountain Community Bank	124,672	128,958
Camelback Community Bank	80,729	82,309
Desert Community Bank	87,154	78,907
East Valley Community Bank	41,501	43,352
Fort Collins Commerce Bank	39,793	27,427
Mesa Bank	156,629	132,775
Red Rock Community Bank	104,396	102,618
Southern Arizona Community Bank	87,299	98,849
Sunrise Bank of Albuquerque	54,088	61,812
Sunrise Bank of Arizona	124,580	111,204
Valley First Community Bank	72,087	72,759
Yuma Community Bank	75,928	61,523
Southwest Region Total	1,386,038	1,312,085
California Region:
Bank of Escondido	76,052	70,807
Bank of San Francisco	21,945	13,685
Bank of Santa Barbara	23,843	14,386
Napa Community Bank	81,326	84,512
Point Loma Community Bank	42,452	34,213
Sunrise Bank of San Diego	68,818	66,809
California Region Total	314,436	284,412
Northwest Region:
Bank of Bellevue	28,939	19,726
Bank of Everett(6)	9,336
Northwest Region Total	38,275	19,726
Western Regions Total	1,738,749	1,616,223
Other, net	9,947	(25,415)

Consolidated	$3,722,642	$3,475,721
(1) Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of Capitol.
(2) Commenced operations in May 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(3) Commenced operations in June 2006 and is 56%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(4) Commenced operations in April 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(5) Commenced operations in June 2006 and is 56%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol. Capitol Development Bancorp Limited V was formed and capitalized in 2006.
(6) Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol. Capitol Development Bancorp Limited V was formed and capitalized in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Loan growth has been tempered in 2006 due to a combination of competitive factors and general economic conditions. Much of Capitol’s 2006 loan growth has been the result of the activities of its youngest banks. Portfolio loans increased during the 2006 six-month period by approximately $205 million, compared to net loan growth of about $151 million during the corresponding period of 2005. Second quarter 2006 loan growth approximated $127 million compared to $84 million in 2005. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks’ emphasis on commercial lending activities.

The consolidated allowance for loan losses at June 30, 2006 approximated $43.3 million or 1.36% of total portfolio loans. The allowance ratio is consistent with recent periods while asset quality has remained stable.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date. Management’s determination of the adequacy of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions charged to operations and reduced by net charge-offs. The table below summarizes portfolio loan balances and activity in the allowance for loan losses for the interim periods (dollars in thousands):

	Periods Ended June 30
	Three-Month Period		Six-Month Period
	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$41,600	$37,725	$40,559	$37,572
Loans charged-off:
Commercial	(1,402)	(2,166)	(3,120)	(4,237)
Real estate mortgage	(23)	--	(48)	--
Installment	(121)	(59)	(233)	(311)
Total charge-offs	(1,546)	(2,225)	(3,401)	(4,548)
Recoveries:
Commercial	342	307	695	717
Real estate mortgage	--	1	1	1
Installment	100	23	186	66
Total recoveries	442	331	882	784
Net charge-offs	(1,104)	(1,894)	(2,519)	(3,764)
Additions to allowance charged to expense	2,815	3,039	5,271	5,062

Allowance for loan losses at June 30	$43,311	$38,870	$43,311	$38,870
Average total portfolio loans for period ended June 30	$3,121,206	$2,815,983	$3,066,333	$2,771,720
Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.14%	0.27%	0.16%	0.27%

Interim 2006 loan charge-off ratios, which compare favorably to 2005, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management’s estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:
	June 30, 2006		December 31, 2005
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans

Commercial	$39,905	1.25%	$37,498	1.25%
Real estate mortgage	2,058.07		1,866.07
Installment	1,348.04		1,195.04

Total allowance for loan losses	$43,311	1.36%	$40,559	1.36%

Total portfolio loans outstanding	$3,196,209		$2,991,189

Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	June 30,	December 31,
	2006	2005
Nonaccrual loans:
Commercial	$19,652	$19,734
Real estate mortgage	2,278	1,734
Installment	789	1,154
Total nonaccrual loans	22,719	22,622

Past due (>90 days) loans:
Commercial	4,403	3,235
Real estate mortgage	218	592
Installment	403	283
Total past due loans	5,024	4,110

Total nonperforming loans	$27,743	$26,732

Real estate owned and other repossessed assets	6,064	3,745

Total nonperforming assets	$33,807	$30,477

Nonperforming loans at June 30, 2006 were 0.87% of total portfolio loans, an improvement from the corresponding 2005 ratio of 0.94%, although the amount of such loans increased in 2006. Of the nonperforming loans at June 30, 2006, about 80% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at June 30, 2006 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

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

At June 30, 2006, potential problem loans (including the previously-mentioned nonperforming loans) approximated $135 million, or about 4% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed ‘impaired’), but rather are identified by management in this manner to aid in loan administration and risk management. Management believes such loans to be adequately considered in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions may result in higher levels of future loan losses in comparison to previous years, despite recent reductions in net loan charge-offs.

The following comparative analysis summarizes each bank’s total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total Portfolio Loans		Allowance for Loan Losses		Nonperforming Loans		Allowance as a Percentage of Total Portfolio Loans
	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$280,158	$286,146	$4,768	$4,712	$2,757	$3,103	1.70%	1.65%
Bank of Auburn Hills	19,159	6,058	285	90			1.49%	1.49%
Bank of Belleville	9,059	1,534	142	23			1.57%	1.50%
Bank of Michigan	35,532	28,062	532	421			1.50%	1.50%
Brighton Commerce Bank	97,764	93,553	994	978	1,964	1,412	1.02%	1.05%
Capitol National Bank	203,553	197,062	3,144	3,233	5,608	4,938	1.54%	1.64%
Detroit Commerce Bank	89,868	81,533	1,172	1,104	628	110	1.30%	1.35%
Elkhart Community Bank	77,141	70,671	924	919	443	908	1.20%	1.30%
Evansville Commerce Bank(2)	2,434		38				1.56%
Goshen Community Bank	56,978	53,497	729	648	589	443	1.28%	1.21%
Grand Haven Bank	119,104	117,241	2,687	2,575	2,515	3,342	2.26%	2.20%
Kent Commerce Bank	79,125	74,385	1,120	1,277	819	1,751	1.42%	1.72%
Macomb Community Bank	90,418	90,448	1,525	1,422	1,704	2,142	1.69%	1.57%
Muskegon Commerce Bank	87,862	88,007	1,085	1,021	1,896	1,430	1.23%	1.16%
Oakland Commerce Bank	115,196	101,859	1,521	1,424	2,437	948	1.32%	1.40%
Paragon Bank & Trust	83,520	92,427	1,214	1,375	1,211	2,216	1.45%	1.49%
Portage Commerce Bank	165,362	171,679	1,930	2,057	1,747	2,119	1.17%	1.20%
Great Lakes Region Total	1,612,233	1,554,162	23,810	23,279	24,318	24,862
Southeast Region:
Bank of Valdosta(3)	476		7				1.47%
Community Bank of Rowan(1)	15,418		225				1.46%
First Carolina State Bank	67,928	68,235	723	690	750	173	1.06%	1.01%
Peoples State Bank	23,042	19,909	223	140		16	0.97%	0.70%
Sunrise Bank of Atlanta(4)	1,920		36				1.88%
Southeast Region Total	108,784	88,144	1,214	830	750	189
Midwest Region-Summit Bank of Kansas City	7,031	644	106	10			1.51%	1.55%
Eastern Regions Total	$1,728,048	$1,642,950	$25,130	$24,119	$25,068	$25,051

Loan information for Capitol’s other regions and footnotes relating to this table appear on the following page.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Summary of loan information - continued:

	Total Portfolio Loans		Allowance for Loan Losses		Nonperforming Loans		Allowance as a Percentage of Total Portfolio Loans
	June 30,	Dec 31,	June 30,	Dec 31,	June 30	Dec 31,	June 30	Dec 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Western Regions:
Southwest Region:
Arrowhead Community Bank	$76,354	$73,800	$763	$654	$109	$140	1.00%	0.89%
Asian Bank of Arizona(5)	2,939		40				1.36%
Bank of Las Vegas	55,423	50,899	560	495			1.01%	0.97%
Bank of Tucson	143,540	143,900	1,322	1,405		200	0.92%	0.98%
Black Mountain Community Bank	110,361	103,627	1,318	1,277	1,139	131	1.19%	1.23%
Camelback Community Bank	72,746	73,813	872	852	4	41	1.20%	1.15%
Desert Community Bank	79,790	71,050	801	830	139	273	1.00%	1.17%
East Valley Community Bank	35,204	38,716	401	497			1.14%	1.28%
Fort Collins Commerce Bank	36,743	22,619	515	306			1.40%	1.35%
Mesa Bank	146,250	125,513	1,386	1,215			0.95%	0.97%
Red Rock Community Bank	95,436	83,259	1,275	1,300	202	198	1.34%	1.56%
Southern Arizona Community Bank	75,531	76,953	745	720	18	59	0.99%	0.94%
Sunrise Bank of Albuquerque	48,392	53,669	829	693		300	1.71%	1.29%
Sunrise Bank of Arizona	110,340	101,846	1,100	1,253	315	70	1.00%	1.23%
Valley First Community Bank	61,609	57,794	561	526			0.91%	0.91%
Yuma Community Bank	60,448	50,474	550	485	222	27	0.91%	0.96%
Southwest Region Total	1,211,106	1,127,932	13,038	12,508	2,148	1,439
California Region:
Bank of Escondido	30,651	38,228	435	460	21	23	1.42%	1.20%
Bank of San Francisco	18,174	7,291	270	102			1.49%	1.40%
Bank of Santa Barbara	20,668	3,546	278	54			1.35%	1.52%
Napa Community Bank	73,283	70,359	1,237	1,237	68	19	1.69%	1.76%
Point Loma Community Bank	32,754	29,759	453	423			1.38%	1.42%
Sunrise Bank of San Diego	56,933	58,983	478	588		200	0.84%	1.00%
California Region Total	232,463	208,166	3,151	2,864	89	242
Northwest Region:
Bank of Bellevue	17,760	8,327	260	120			1.46%	1.44%
Bank of Everett(6)
Northwest Region Total	17,760	8,327	260	120
Western Regions Total	1,461,329	1,344,425	16,449	15,492	2,237	1,681
Other, net	6,832	3,814	1,732	948	438

Consolidated	$3,196,209	$2,991,189	$43,311	$40,559	$27,743	$26,732	1.36%	1.36%

(1) Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of Capitol.
(2) Commenced operations in May 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(3) Commenced operations in June 2006 and is 56%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(4) Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(5) Commenced operations in April 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(6) Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
Capitol Development Bancorp Limited V was formed and capitalized in 2006.

Results of Operations

Second quarter 2006 earnings were a record level, $10.3 million, an increase of 24% over the same period in 2005; diluted earnings per share were $0.63 for the 2006 period, an increase of 17% compared to $0.54 in 2005. Net income for the six months ended June 30, 2006 was $20.2 million, also an increase of 24% over the same period in 2005. Diluted earnings per share for the six-month 2006 period were $1.24 compared to $1.06 for the prior year period, also a 17% increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

Net interest income for the first six months of 2006 totaled $85 million, a 14% increase compared to $74.4 million in 2005. Net interest income for the three months ended June 30, 2006 totaled $43.6 million, a 13% increase, compared to $38.6 million for the corresponding period in 2005. This increase is attributable to the banks’ growth in size, number of affiliate banks and an increasing interest-rate environment. Net interest margin approximated 5.17% for the three months ended June 30, 2006, an increase over the 5.06% for the three months ended March 31, 2006. During the three months ended June 30, 2005, the consolidated net interest margin approximated 5.06%, although the margin increased in later 2005 periods principally due to increases in interest rates largely the result of actions by the Federal Reserve Board of Governors. It is difficult to speculate on future changes in net interest margin.

Noninterest income for the six months ended June 30, 2006 was $10.6 million, an increase of $369,000, or 4%, over the same period in 2005. Noninterest income for the three months ended June 30, 2006 was $5.5 million, a slight decrease from the same period in 2005. The increase for the six-month 2006 period was due primarily to an increase of $507,000 in trust fee income. Fees from origination of nonportfolio residential mortgage loans totaled $1.4 million for the second quarter of 2006, and were $2.7 million for the six-month period, reduced from $1.5 million and $2.8 million for the comparable periods in 2005, respectively, due to lower volume of loan fees derived from reduced levels of residential mortgage loan activity within the banks’ markets. Service charges on deposit accounts in the six-month 2006 period increased slightly compared to 2005. Other noninterest income in the 2006 six-month period includes $804,000 in gains on sale of government-guaranteed loans as compared to $722,000 of such gains in the 2005 six-month period.

The provision for loan losses for the six-month period in 2006 was $5.3 million, compared to $5.1 million for the same period in 2005. The provision for loan losses for the three months ended June 30, 2006 was $2.8 million as compared to $3 million during the corresponding 2005 period. Provisions for loan losses were higher for the six months ended June 30, 2006, due primarily to an increase in portfolio loans and other factors. The provisions for loan losses are based upon management’s analysis of the adequacy of the allowance for loan losses, as previously discussed.

Noninterest expense totaled $68.4 million for the six-month 2006 period and $36.6 million for the three months ended June 30, 2006, compared to $55.2 million and $28.7 million, respectively, for the comparable periods in 2005. The increase in noninterest expense is associated with adding six new banks, growth in the size of previously-existing banks and increases in general operating costs during the 2006 periods. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group, the addition of Capitol’s wealth management unit and the addition of six de novo banks in the six-month period of 2006 (compared to the addition of four banks in the six-month 2005 period). The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended June 30:

	Three-Month Period		Six-Month Period
	2006	2005	2006	2005
Preopening and start-up costs of de novo banks, bank- development subsidiaries and other units	$2,843	$541	$3,439	$702
Advertising	748	603	1,381	1,067
Paper, printing and supplies	615	504	1,161	986
Professional fees	516	474	1,152	927
Directors’ fees	565	289	1,146	615
Taxes other than income taxes	340	351	718	715
Bank services (ATMs, telephone banking and Internet banking)	349	280	683	596
Communications	339	289	649	597
Other	3,659	3,259	5,283	5.903
Total	$9,974	$6,590	$15,612	$12,108

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

Operating results (dollars in thousands) were as follows:

	Six months ended June 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2006	2005	2006	2005	2006	2005	2006	2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$11,671	$11,637	$1,936	$2,097	14.57%	15.72%	1.27%	1.28%
Bank of Auburn Hills	602	n/a	(287)	n/a	n/a	n/a	n/a	n/a
Bank of Belleville	467	n/a	(359)	n/a	n/a	n/a	n/a	n/a
Bank of Michigan	1,365	150	(227)	(496)	n/a	n/a	n/a	n/a
Brighton Commerce Bank	3,817	3,532	433	559	9.23	12.37	0.83	1.04
Capitol National Bank	8,711	7,788	1,566	1,861	16.35	20.32	1.27	1.59
Detroit Commerce Bank	4,315	3,000	539	256	13.50	7.81	1.21	0.68
Elkhart Community Bank	3,047	2,443	516	310	12.49	8.06	1.32	0.88
Evansville Commerce Bank(3)	53	n/a	(451)	n/a	n/a	n/a	n/a	n/a
Goshen Community Bank	2,471	1,825	200	(38)	5.98	n/a	0.59	n/a
Grand Haven Bank	4,740	4,228	646	559	12.14	11.08	1.03	0.92
Kent Commerce Bank	3,248	3,108	239	222	5.68	5.38	0.60	0.50
Macomb Community Bank	3,774	3,183	152	255	3.58	5.80	0.32	0.53
Muskegon Commerce Bank	3,753	3,559	245	765	5.70	15.72	0.51	1.63
Oakland Commerce Bank	4,633	4,285	691	959	14.43	18.59	1.17	1.50
Paragon Bank & Trust	3,944	4,168	575	613	10.39	10.65	1.13	1.12
Portage Commerce Bank	7,205	6,776	1,281	1,532	15.99	19.63	1.42	1.65
Great Lakes Region Total	67,816	59,682	7,695	9,454
Southeast Region:
Bank of Valdosta(4)	8	n/a	(446)	n/a	n/a	n/a	n/a	n/a
Community Bank of Rowan(2)	484	n/a	(735)	n/a	n/a	n/a	n/a	n/a
First Carolina State Bank	3,041	2,052	457	238	8.29	4.58	1.11	0.68
Peoples State Bank	1,216	424	39	36	2.24	4.46	0.23	0.61
Sunrise Bank of Atlanta(5)	56	n/a	(699)	n/a	n/a	n/a	n/a	n/a
Southeast Region Total	4,805	2,476	(1,384)	274
Midwest Region-Summit Bank of Kansas City	254	n/a	(358)	n/a	n/a	n/a	n/a	n/a
Eastern Regions Total	$72,875	$62,158	$5,953	$9,728

Operating results for Capitol’s other regions and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Operating results - continued:

	Six months ended June 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2006	2005	2006	2005	2006	2005	2006	2005
Western Regions:
Southwest Region:
Arrowhead Community Bank	$3,871	$3,170	$544	$458	13.69%	13.38%	1.26%	1.20%
Asian Bank of Arizona(6)	97	n/a	(351)	n/a	n/a	n/a	n/a	n/a
Bank of Las Vegas	2,495	1,837	368	257	7.72	8.03	1.19	0.99
Bank of Tucson	7,197	6,029	2,192	1,811	29.65	27.87	2.55	2.13
Black Mountain Community Bank	5,032	4,051	1,294	992	21.70	20.00	2.05	1.74
Camelback Community Bank	3,048	2,865	451	613	11.11	14.36	1.12	1.53
Desert Community Bank	3,382	2,706	610	505	15.00	13.10	1.51	1.43
East Valley Bank	1,731	1,905	318	104	12.12	4.36	1.51	0.43
Fort Collins Commerce Bank	1,385	99	(72)	(125)	n/a	n/a	n/a	n/a
Mesa Bank	7,301	4,536	1,782	1,026	31.28	24.97	2.43	2.01
Red Rock Community Bank	4,115	3,281	1,058	715	17.62	11.41	2.09	1.43
Southern Arizona Community Bank	3,238	2,901	556	615	12.75	14.04	1.30	1.42
Sunrise Bank of Albuquerque	2,267	2,591	201	527	6.02	15.57	0.71	1.54
Sunrise Bank of Arizona	5,176	5,072	853	1,121	13.43	18.12	1.49	1.78
Valley First Community Bank	2,807	2,118	365	338	10.25	10.54	0.99	1.06
Yuma Community Bank	2,807	2,169	509	486	15.22	15.02	1.58	1.65
Southwest Region Total	55,949	45,330	10,678	9,443
California Region:
Bank of Escondido	2,548	1,725	441	207	8.96	4.48	1.19	0.74
Bank of San Francisco	651	n/a	(419)	n/a	n/a	n/a	n/a	n/a
Bank of Santa Barbara	760	n/a	(414)	n/a	n/a	n/a	n/a	n/a
Napa Community Bank	3,307	2,698	594	615	10.79	12.96	1.45	1.70
Point Loma Community Bank	1,519	783	48	(337)	1.38	n/a	0.25	n/a
Sunrise Bank of San Diego	2,819	2,666	498	481	9.25	8.97	1.45	1.56
California Region Total	11,604	7,872	748	966
Northwest Region
Bank of Bellevue	848	13	(237)	(188)	n/a	n/a	n/a	n/a
Bank of Everett(7)	n/a	n/a	(212)	n/a	n/a	n/a	n/a	n/a
Northwest Region Total	848	13	(449)	(188)
Western Regions Total	68,401	53,215	10,977	10,221
Other, net	583	(764)	3,290	(3,637)	n/a	n/a	n/a	n/a

Consolidated	$141,859	$114,609	$20,220	$16,312	13.01%	12.68%	1.13%	1.02%

n/a - Not applicable.

(1)  Annualized for period presented.
(2) Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of Capitol.
(3) Commenced operations in May 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(4) Commenced operations in June 2006 and is 56%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(5) Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(6) Commenced operations in April 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(7) Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
Capitol Development Bancorp Limited V was formed and capitalized in 2006.

[The remainder of this page intentionally left blank]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $202 million for the six months ended June 30, 2006, compared to a $211 million increase in the corresponding period of 2005. Growth occurred in most interest-bearing deposit categories, with the majority coming from certificate of deposit accounts. The banks generally do not significantly rely on brokered deposits as a key funding source. Brokered deposits approximated $274 million as of June 30, 2006, or about 9% of total deposits, an increase of $36 million during the interim 2006 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching repricing of funding sources and assets.

Noninterest-bearing deposits approximated 21% of total deposits at June 30, 2006, substantially similar to December 31, 2005. Levels of noninterest-bearing deposits can, however, fluctuate based on customers’ transaction activity.

Interim 2006 deposit growth was deployed primarily into commercial loans, consistent with the banks’ emphasis on commercial lending activities.

Cash and cash equivalents amounted to $350 million or 9% of total assets at June 30, 2006, compared with $306 million and about the same percentage of total assets as December 31, 2005. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks’ liquidity position at June 30, 2006 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, a source of long-term liquidity is the banks’ marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At June 30, 2006, the banks had approximately $21 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of the banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $176 million and additional borrowing capacity approximated $221 million at June 30, 2006. These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total notes payable and short-term borrowings approximated $177 million in the interim period of 2006. At June 30, 2006, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

Stockholders’ equity, as a percentage of total assets, approximated 9% at June 30, 2006 and at December 31, 2005.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Trends Affecting Operations - Continued

The Board of Governors of the Federal Reserve, which influences interest rates, has increased interbank borrowing rates several times during the interim 2006 period (and 2005) and expressed several concerns about a variety of economic conditions, as well as mixed messages on the direction of future interest rates. Home mortgage rates have recently increased, which has adversely impacted fee income from the origination of residential mortgages, particularly from refinancing activities. Many of Capitol’s loans are variable-rate and, accordingly, such rate increases should result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol’s interest income, interest expense and net interest income is uncertain.

Start-up banks generally incur operating losses during their early periods of operations. Start-up banks formed in 2006 and beyond may similarly negatively impact profitability.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

Media reports raising questions about the health of the domestic economy have continued in 2006. During the interim 2006 period, nonperforming loans have increased; however, it is difficult to predict future movements in levels of nonperforming loans and related loan losses as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

There are several new accounting standards either becoming effective or being issued in 2006. They are listed and discussed in Notes B and F of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol’s critical accounting policies are described on pages F-24 - F-26 of the financial section of its 2005 Annual Report. In the circumstances of Capitol, management believes its “critical accounting policies” are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for stock options, goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and consolidation policy.

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

Item 1.A.
There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of Capitol’s Form 10-K for the year ended December 31, 2005, during the six months ended June 30, 2006. Refer to that section of Capitol’s Form 10-K for disclosures regarding the risks and uncertainties related to Capitol’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.
Submission of Matters to a Vote of Security Holders.

(a) Capitol’s annual meeting of shareholders was held on April 26, 2006.

(b) The following matter was voted upon at the annual meeting of shareholders:

The election of the nominees for the board of directors who will serve for a term to expire at the 2007 annual meeting was voted on by the shareholders. The nominees, all of whom were elected, are listed below.
The following votes were tabulated:

	For	Withheld
Louis G. Allen	13,014,128	374,455
Paul R. Ballard	11,829,937	1,558,645
David L. Becker	13,015,159	373,424
Robert C. Carr	11,350,644	2,037,938
Douglas E. Crist	12,778,508	610,074
Michael J. Devine	11,785,801	1,602,781
Cristin Reid English	11,817,741	1,570,841
James C. Epolito	12,576,336	812,246
Gary A. Falkenberg	12,939,968	448,615
Joel I. Ferguson	13,058,658	329,924
Kathleen A. Gaskin	12,776,956	311,626
H. Nicholas Genova	12,777,573	611,009
Michael F. Hannley	11,854,601	1,533,981
Lewis D. Johns	10,685,910	2,702,672
Michael L. Kasten	11,265,402	2,123,180
John S. Lewis	11,786,331	1,602,251
Leonard Maas	12,773,393	615,190
Lyle W. Miller	10,972,689	2,415,893
Myrl D. Nofziger	12,862,548	526,034
David O'Leary	11,991,298	1,397,284
Joseph D. Reid	11,631,987	1,756,595
Ronald K. Sable	11,978,833	1,409,749
There were no broker non-votes.

PART II. OTHER INFORMATION - Continued

Item 5.	Other Information. None.
Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 31, 2006

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