Form 10-Q
period 2006-10-31
CAPITOL BANCORP LTD
filed 2006-10-31
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-31708

CAPITOL BANCORP LTD.
(Exact name of registrant as specified in its charter)

Michigan	38-2761672
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)
Capitol Bancorp Center
200 Washington Square North
Lansing, Michigan	48933
(Address of principal executive offices)	(Zip Code)

(517) 487-6555
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2006
Common Stock, No par value	16,067,331 shares

INDEX

PART I. FINANCIAL INFORMATION

Forward-Looking Statements
Certain of the statements contained in this document, including Capitol's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and similar expressions also are intended to identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, and (xi) other risks detailed in Capitol's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.
Item 1.	Financial Statements (unaudited):	Page
	Condensed consolidated balance sheets - September 30, 2006 and December 31, 2005.	3

Condensed consolidated statements of income - Three months and nine months ended September 30, 2006 and 2005.
Condensed consolidated statements of changes in stockholders' equity - Nine months ended September 30, 2006 and 2005.
Condensed consolidated statements of cash flows - Nine months ended September 30, 2006 and 2005.
Notes to condensed consolidated financial statements.
		4 5 6 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	25
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1.A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Submission of Matters to a Vote of Security Holders.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	26
SIGNATURES		27
EXHIBIT INDEX		28

PART I, ITEM I

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(in thousands, except share data)
	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$144,296	$157,963
Money market and interest-bearing deposits	40,303	19,846
Federal funds sold	181,603	128,299
Cash and cash equivalents	366,202	306,108
Loans held for resale	18,261	21,638
Investment securities:
Available for sale, carried at market value	19,014	25,929
Held for long-term investment, carried at amortized cost which approximates market value	22,161	17,745
Total investment securities	41,175	43,674
Portfolio loans:
Commercial	2,965,317	2,688,361
Real estate mortgage	226,944	212,142
Installment	114,961	90,686
Total portfolio loans	3,307,222	2,991,189
Less allowance for loan losses	(45,174)	(40,559)
Net portfolio loans	3,262,048	2,950,630
Premises and equipment	51,471	41,629
Accrued interest income	16,018	13,719
Goodwill and other intangibles	50,402	50,378
Other assets	50,056	47,945

TOTAL ASSETS	$3,855,633	$3,475,721

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$601,086	$591,229
Interest-bearing	2,513,120	2,194,030
Total deposits	3,114,206	2,785,259
Debt obligations:
Notes payable and short-term borrowings	175,370	175,729
Subordinated debentures	101,011	100,940
Total debt obligations	276,381	276,669
Accrued interest on deposits and other liabilities	23,323	28,089
Total liabilities	3,413,910	3,090,017

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	113,932	83,838

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares authorized; issued and outstanding: 2006 - 16,064,901 shares 2005 - 15,776,192 shares	222,547	216,539
Retained earnings	105,414	85,553
Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive income)	(170)	(226)
Total stockholders' equity	327,791	301,866

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,855,633	$3,475,721

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(in thousands, except per share data)

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2006	2005	2006	2005
Interest income:
Portfolio loans (including fees)	$69,159	$55,886	$193,879	$156,470
Loans held for resale	748	741	2,010	2,014
Taxable investment securities	223	222	730	741
Federal funds sold	2,341	1,506	6,169	3,059
Other	611	300	1,587	783
Total interest income	73,082	58,655	204,375	163,067
Interest expense:
Deposits	23,946	14,188	62,125	37,231
Debt obligations and other	4,441	3,626	12,565	10,600
Total interest expense	28,387	17,814	74,690	47,831
Net interest income	44,695	40,841	129,685	115,236
Provision for loan losses	3,441	2,107	8,712	7,169

Net interest income after provision for loan losses	41,254	38,734	120,973	108,067
Noninterest income:
Service charges on deposit accounts	1,083	1,062	3,217	3,115
Trust fee income	689	526	2,324	1,654
Fees from origination of non-portfolio residential mortgage loans	1,362	1,820	4,091	4,590
Realized gains on sale of investment securities available for sale	--	6	--	8
Other	1,772	1,524	5,840	5,768
Total noninterest income	4,906	4,938	15,472	15,135
Noninterest expense:
Salaries and employee benefits	21,615	19,416	64,840	54,768
Occupancy	3,172	2,483	8,768	7,170
Equipment rent, depreciation and maintenance	2,143	1,571	6,156	4,593
Other	7,180	6,844	22,792	18,952
Total noninterest expense	34,110	30,314	102,556	85,483
Income before income taxes and minority interest	12,050	13,358	33,889	37,719
Income taxes	4,184	5,195	12,129	14,518
Income before minority interest	7,866	8,163	21,760	23,201
Minority interest in net losses of consolidated subsidiaries	2,923	1,431	9,249	2,705

NET INCOME	$10,789	$9,594	$31,009	$25,906

NET INCOME PER SHARE–Note D:
Basic	$0.68	$0.64	$1.97	$1.75

Diluted	$0.66	$0.61	$1.89	$1.67

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(in thousands except share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Nine Months Ended September 30, 2005

Balances at January 1, 2005	$191,719	$60,476	$(36)	$252,159

Issuance of 201,731 shares of common stock to acquire portion of minority interest in subsidiary	6,377			6,377

Issuance of 193,294 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	2,980			2,980

Recognition of compensation expense relating to restricted common stock	915			915

Cash dividends paid ($0.53 per share)		(7,954)		(7,954)

Components of comprehensive income:
Net income for the period		25,906		25,906
Market value adjustment for investment securities available for sale (net of income tax effect)			(149)	(149)
Comprehensive income for the period				25,757

BALANCES AT SEPTEMBER 30, 2005	$201,991	$78,428	$(185)	$280,234

Nine months ended September 30, 2006

Balances at January 1, 2006	$216,539	$85,553	$(226)	$301,866

Issuance of 207,959 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	4,753			4,753

Issuance of 80,750 unvested shares of restricted common stock, net of related unearned employee compensation	--			--

Recognition of compensation expense relating to restricted common stock	1,255			1,255

Cash dividends paid ($0.70 per share)		(11,148)		(11,148)

Components of comprehensive income:
Net income for the period		31,009		31,009
Market value adjustment for investment securities available for sale (net of income tax effect)			56	56
Comprehensive income for the period				31,065

BALANCES AT SEPTEMBER 30, 2006	$222,547	$105,414	$(170)	$327,791

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$31,009	$25,906
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,712	7,169
Depreciation of premises and equipment	5,273	4,179
Amortization of intangibles	439	431
Net amortization (accretion) of investment security premiums (discounts)	(9)	63
Loss on sale of premises and equipment	10	14
Minority interest in net losses of consolidated subsidiaries	(9,249)	(2,705)
Compensation expense relating to restricted common stock	1,255	915
Originations and purchases of loans held for resale	(363,704)	(500,957)
Proceeds from sales of loans held for resale	367,081	510,468
Increase in accrued interest income and other assets	(4,830)	(19,768)
Increase (decrease) in accrued interest expense on deposits and other liabilities	(4,766)	5,490

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,221	31,205

INVESTING ACTIVITIES
Cash and cash equivalents of acquired subsidiary		3,557
Proceeds from sale of investment securities available for sale		1,757
Proceeds from calls, prepayments and maturities of investment securities	10,893	6,279
Purchases of investment securities	(8,301)	(11,561)
Net increase in portfolio loans	(320,130)	(201,119)
Proceeds from sales of premises and equipment	723	83
Purchases of premises and equipment	(15,848)	(4,872)

NET CASH USED BY INVESTING ACTIVITIES	(332,663)	(205,876)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	53,169	146,955
Net increase in certificates of deposit	275,778	142,416
Net borrowings from (payments on) debt obligations	(359)	1,289
Resources provided by minority interests	39,343	37,705
Net proceeds from issuance of common stock	4,753	2,980
Cash dividends paid	(11,148)	(7,954)

NET CASH PROVIDED BY FINANCING ACTIVITIES	361,536	323,391

INCREASE IN CASH AND CASH EQUIVALENTS	60,094	148,720

Cash and cash equivalents at beginning of period	306,108	231,104

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$366,202	$379,824

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

The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 was derived from audited consolidated financial statements as of that date. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note B - Implementation of New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement (which was more narrowly focused on stock-based compensation) and makes significant changes to accounting for "payments" involving employee compensation and "shares" or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity's securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard became effective at the beginning of 2006 for calendar-year public companies and is applied prospectively to stock options granted after the effective date and any unvested stock options at that date. Capitol had no unvested stock options outstanding at December 31, 2005.

The primary effect of the revised standard's implementation on Capitol will be recognition of compensation expense associated with stock options granted after December 31, 2005. During the nine months ended September 30, 2006, no stock options were granted by Capitol and, accordingly, no compensation expense related to stock options was recorded for that period. Previously, Capitol used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied, which is presented in Note C. An additional change in accounting resulting from the implementation of Statement No. 123(R) is the reclassification of unvested restricted stock to the common stock account on Capitol's balance sheet at January 1, 2006; such reclassification has also been reflected in the accompanying consolidated balance sheet as of December 31, 2005.

In late 2005, the FASB's staff issued Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. The effect of this guidance did not have a material effect on Capitol's consolidated financial statements upon implementation on January 1, 2006.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C - Stock Options

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, requires the fair value method of accounting for stock options whereby compensation expense will be recognized based on the computed fair value of the options on the grant date for stock options granted on or after the effective date of the standard, January 1, 2006 (see Note B). Certain pro forma disclosures of the expense recognition provisions of Statement No. 123(R) are required for periods prior to implementation of the standard for companies, such as Capitol, which used the intrinsic-value method for accounting for stock options, and are as follows for the nine months ended September 30, 2005:

Fair value assumptions:
Risk-free interest rate	4.1%
Dividend yield	2.2%
Stock price volatility	.27
Expected option life	7 years
Aggregate estimated fair value of options granted (in thousands)	$4,781
Net income (in thousands):
As reported	$25,906
Less pro forma compensation expense regarding fair value of stock option awards, net of related income tax effect	(3,108)
Pro forma	$22,798
Net income per share:
Basic:
As reported	$1.75
Pro forma	1.54
Diluted:
As reported	1.67
Pro forma	$1.47

Stock option activity for the interim 2006 period is summarized as follows:
	Number Outstanding	Exercise Price Range	Weighted Average Exercise Price
Outstanding at January 1	2,882,283	$10.81 to $ 37.48	$26.07
Exercised	(276,551)	10.81 to 37.48	19.93
Granted	--
Cancelled or expired	--

Outstanding at September 30	2,605,732	$10.81 to $ 37.48	$26.73

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note C - Stock Options - Continued

As of September 30, 2006, stock options outstanding had a weighted average remaining contractual life of 4.2 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value as of September 30, 2006:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
$10.00 to 14.99	155,019	$11.26	0.9 years	$5,152,832
$15.00 to 19.99	292,387	16.61	3.0 years	8,154,673
$20.00 to 24.99	461,594	21.69	4.1 years	10,528,959
$25.00 to 29.99	649,632	26.99	3.6 years	11,375,056
$30.00 to 34.99	698,313	32.11	4.9 years	8,652,098
$35.00 or more	348,787	37.48	6.1 years	2,448,485

Total outstanding	2,605,732			$46,312,103

Note D - Net Income Per Share

The computations of basic and diluted earnings per share were as follows (in 1,000s) for the periods ended September 30:

	Three-Month Period		Nine-Month Period
	2006	2005	2006	2005

Numerator—net income for the period	$10,789	$9,594	$31,009	$25,906

Denominator:
Weighted average number of common shares outstanding, excluding unvested shares of restricted common stock (denominator for basic earnings per share)	15,757	14,940	15,702	14,777
Weighted average number of unvested shares of restricted common stock outstanding	68	202	68	208
Effect of other dilutive securities—stock options	606	537	611	486
Denominator for diluted net income per share—
Weighted average number of common shares and potential dilution	16,431	15,679	16,381	15,471
Number of antidilutive stock options excluded from diluted earnings per share computation	--	--	--	--

Note E - New Banks and Other Development Activities

The first nine months of 2006 have been particularly significant for Capitol in terms of development activities. Capitol has begun operations of a wealth management subsidiary, Capitol Wealth, Inc., headquartered in Charlotte, North Carolina, opened six de novo banks and capitalized Capitol Development Bancorp Limited V, which is a controlled subsidiary of Capitol, in June 2006, with approximately $16 million (including approximately $15 million provided by minority interests) to fund future bank development activity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note E - New Banks and Other Development Activities - Continued

Six de novo banks were opened in the first nine months of 2006:

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

Bank development efforts were currently under consideration at September 30, 2006 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. As of September 30, 2006, Capitol had applications pending for additional de novo community banks with concurrent development activity in California, Colorado, Nevada, Ohio, Texas and Washington. Subsequently, in early October 2006, Capitol opened Bank of Maumee, which represents its initial entry into the State of Ohio, followed closely by the opening of its fifth Nevada bank, 1st Commerce Bank, in North Las Vegas.

Note F - Impact of New Accounting Standards

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, intended to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Statement No. 156 is effective for years beginning after September 15, 2006, although earlier adoption is permitted. Capitol's management has not completed its review of the new guidance; however, the effect of the standard's adoption is not expected to be material.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for Capitol on January 1, 2007. Capitol's management has not completed its review of the new guidance; however, the effect of FIN 48's adoption is not expected to be material.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements and Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment to FASB Statements No. 87, 88, 106 and 132(R). Statement No. 157 provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value, expands related financial statement disclosures and will be effective for Capitol in 2008. Statement No. 158 has a variety of effective dates, in part which would be effective to Capitol as of December 31, 2006, and revises the accounting treatment in employers' financial statements for plans to which it is subject and related disclosures in such financial statements. Capitol's management has not completed its review of these very recent standards.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108) on quantifying financial statement misstatements. In summary, SAB No. 108 was issued to address the diversity in practice of evaluating and quantifying financial statement misstatements and the related accumulation of such misstatements. SAB No. 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a potential misstatement and contains guidance for correcting errors under this dual perspective. SAB No. 108 is effective for Capitol's financial statements beginning January 1, 2007. Management does not expect the adoption of SAB No. 108 will have a significant impact on Capitol's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LTD. - Continued

Note F - Impact of New Accounting Standards -- Continued

Also recently, the FASB has issued several proposals to amend, supersede or interpret existing accounting standards which may impact Capitol's financial statements at a later date:

•	Proposed amendment to Statement No. 128, Earnings per Share;
•	Proposed replacement of Statement No. 141 regarding Business Combinations; and
•	Proposed replacement of Accounting Research Bulletin No. 51 regarding Consolidated Financial Statements, Including Accounting and Reporting for Noncontrolling Interests.

Other proposals, interpretations of existing pronouncements or FASB staff positions have been recently issued which include the following:

•	FASB FSP to require recalculation of leveraged leases if the timing of tax benefits affect cash flows;
•	EITF Issue No. 06-4 which addresses accounting for deferred compensation and post retirement benefits of endorsement split-dollar life insurance; and
•	EITF Issue No. 06-5 which encompasses accounting for purchases of life insurance and the ramifications of determining the amount that could be realized in accordance with FASB Technical Bulletin 84-4.

Capitol's management has not completed its analysis of these (as proposed, where applicable) although it anticipates their potential impact (if finalized, where applicable) would not be material to Capitol's consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Capitol's consolidated financial statements.

Note G - Proposed Share Exchange Transactions

At September 30, 2006, two share-exchange proposals were pending whereby, if consummated, Capitol Development Bancorp Limited I (CDBL I) and Bank of Escondido may become wholly-owned subsidiaries (both are currently majority-owned by Capitol). The proposed CDBL I exchange is subject to the approval of its shareholders (other than Capitol). The proposed Bank of Escondido share-exchange is structured as a tender offer. Both share-exchange proposals involve exchange of the subsidiaries' common stock held by shareholders other than Capitol for shares of Capitol's common stock. If completed, Capitol estimates issuing approximately 550,000 shares of previously unissued common stock regarding these proposed share-exchange transactions prior to January 1, 2007.

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

New Banks and Other Development Activities

The first nine months of 2006 have been significant for Capitol in terms of development activities. Capitol has begun operations of a wealth management subsidiary, Capitol Wealth, Inc., headquartered in Charlotte, North Carolina, opened six de novo banks and capitalized Capitol Development Bancorp Limited V, which is a controlled subsidiary of Capitol, in June 2006, with approximately $16 million in capital (including approximately $15 million provided by minority interests) to fund future bank development activity.

The six de novo banks that were opened in the first nine months of 2006 were:

•	Community Bank of Rowan, located in Salisbury, North Carolina (February).
•	Asian Bank of Arizona, located in Phoenix, Arizona (April).
•	Evansville Commerce Bank, located in Evansville, Indiana (May).
•	Sunrise Bank of Atlanta, located in Atlanta, Georgia (June).
•	Bank of Valdosta, located in Valdosta, Georgia (June).
•	Bank of Everett, located in Everett, Washington (June).

Each of the six banks is majority-owned by bank development subsidiaries controlled by Capitol. Subsequently, in early October, Capitol opened Bank of Maumee, which represents its initial entry into the State of Ohio, followed closely by the opening of its fifth Nevada bank, 1st Commerce Bank, in North Las Vegas.

In addition to the de novo banks opened during the interim 2006 period, Capitol has several applications for additional banks pending with regulatory agencies and is in the pre-application stage for several other opportunities as of September 30, 2006.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition

Total assets approximated $3.9 billion at September 30, 2006, an increase of $380 million from the December 31, 2005 level of $3.5 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets (in $1,000's)
	September 30, 2006	December 31, 2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$320,668	$320,075
Bank of Auburn Hills	28,099	10,848
Bank of Belleville	21,677	14,641
Bank of Michigan	42,266	31,119
Brighton Commerce Bank	106,144	105,694
Capitol National Bank	233,676	246,132
Detroit Commerce Bank	102,821	84,979
Elkhart Community Bank	83,455	75,648
Evansville Commerce Bank(2)	12,750
Goshen Community Bank	69,661	74,545
Grand Haven Bank	128,278	122,757
Kent Commerce Bank	87,222	78,939
Macomb Community Bank	104,544	93,497
Muskegon Commerce Bank	104,320	96,649
Oakland Commerce Bank	131,197	115,720
Paragon Bank & Trust	94,413	106,535
Portage Commerce Bank	173,703	183,018
Great Lakes Region Total	1,844,894	1,760,796
Southeast Region:
Bank of Valdosta(3)	17,497
Community Bank of Rowan(1)	34,526
First Carolina State Bank	86,921	83,345
Peoples State Bank	28,618	31,620
Sunrise Bank of Atlanta(4)	13,940
Southeast Region Total	181,502	114,965
Midwest Region: Summit Bank of Kansas City	17,078	9,152
Eastern Regions Total	$2,043,474	$1,884,913

Total assets for Capitol's western regions and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Summary of total assets - continued:

	Total Assets (in $1,000's)
	September 30, 2006	December 31, 2005
Western Regions:
Southwest Region:
Arrowhead Community Bank	$90,000	$83,639
Asian Bank of Arizona(5)	14,487
Bank of Las Vegas	65,440	58,315
Bank of Tucson	176,903	167,638
Black Mountain Community Bank	131,571	128,958
Camelback Community Bank	83,362	82,309
Desert Community Bank	93,073	78,907
East Valley Community Bank	40,379	43,352
Fort Collins Commerce Bank	48,656	27,427
Mesa Bank	162,655	132,775
Red Rock Community Bank	101,781	102,618
Southern Arizona Community Bank	84,338	98,849
Sunrise Bank of Albuquerque	61,910	61,812
Sunrise Bank of Arizona	122,202	111,204
Valley First Community Bank	71,695	72,759
Yuma Community Bank	78,591	61,523
Southwest Region Total	1,427,043	1,312,085
California Region:
Bank of Escondido	78,568	70,807
Bank of San Francisco	24,730	13,685
Bank of Santa Barbara	31,311	14,386
Napa Community Bank	87,239	84,512
Point Loma Community Bank	44,488	34,213
Sunrise Bank of San Diego	68,500	66,809
California Region Total	334,836	284,412
Northwest Region:
Bank of Bellevue	32,292	19,726
Bank of Everett(6)	17,046
Northwest Region Total	49,338	19,726
Western Regions Total	1,811,217	1,616,223
Other, net	942	(25,415)

Consolidated	$3,855,633	$3,475,721

(1)	Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of Capitol.
(2)	Commenced operations in May 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(3)	Commenced operations in June 2006 and is 56%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(4)	Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(5)	Commenced operations in April 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(6)
Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol. Capitol Development Bancorp Limited V was formed and capitalized in 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Portfolio loans increased during the 2006 nine-month period by approximately $316 million, compared to net loan growth of about $196 million during the corresponding period of 2005. Third quarter 2006 loan growth approximated $111 million compared to $45 million in 2005. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities. Loan growth, which has been primarily achieved by Capitol's younger banks and banks in its western regions, has been tempered in 2006 in other regions due to a combination of competitive factors and general economic conditions.

The consolidated allowance for loan losses at September 30, 2006 approximated $45 million or 1.37% of total portfolio loans, an increase from 1.36% at the beginning of the year, while asset quality has remained relatively stable.

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

	Periods Ended September 30
	Three-Month Period		Nine-Month Period
	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$43,311	$38,870	$40,559	$37,572
Loans charged-off:
Commercial	(1,766)	(2,304)	(4,886)	(6,541)
Real estate mortgage	(11)	--	(59)	--
Installment	(90)	(129)	(323)	(440)
Total charge-offs	(1,867)	(2,433)	(5,268)	(6,981)
Recoveries:
Commercial	192	709	887	1,426
Real estate mortgage	2	1	3	2
Installment	95	30	281	96
Total recoveries	289	740	1,171	1,524
Net charge-offs	(1,578)	(1,693)	(4,097)	(5,457)
Additions to allowance charged to expense	3,441	2,107	8,712	7,169

Allowance for loan losses at September 30	$45,174	$39,284	$45,174	$39,284
Average total portfolio loans for period ended September 30	$3,244,387	$2,868,354	$3,131,358	$2,804,285
Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.19%	0.24%	0.17%	0.26%

Interim 2006 loan charge-offs, which compare favorably to 2005, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	September 30, 2006		December 31, 2005
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Commercial	$41,456	1.26%	$37,498	1.25%
Real estate mortgage	2,233.07		1,866.07
Installment	1,485.04		1,195.04

Total allowance for loan losses	$45,174	1.37%	$40,559	1.36%

Total portfolio loans outstanding	$3,307,222		$2,991,189

Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	September 30,	December 31,
	2006	2005
Nonaccrual loans:
Commercial	$20,867	$19,734
Real estate mortgage	1,494	1,734
Installment	1,091	1,154
Total nonaccrual loans	23,452	22,622

Past due (>90 days) loans:
Commercial	5,634	3,235
Real estate mortgage	546	592
Installment	275	283
Total past due loans	6,455	4,110

Total nonperforming loans	$29,907	$26,732

Real estate owned and other repossessed assets	8,324	3,745

Total nonperforming assets	$38,231	$30,477

Nonperforming loans at September 30, 2006 were 0.90% of total portfolio loans, an increase from the corresponding 2005 ratio of 0.87%. Of the nonperforming loans at September 30, 2006, about 80% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at September 30, 2006 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

At September 30, 2006, potential problem loans (including the previously-mentioned nonperforming loans) approximated $136 million, or about 4% of total consolidated portfolio loans. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, despite recent reductions in net loan charge-offs.

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$286,644	$286,146	$4,755	$4,712	$3,389	$3,103	1.66%	1.65%
Bank of Auburn Hills	24,323	6,058	395	90	610		1.62%	1.49%
Bank of Belleville	11,912	1,534	179	23			1.50%	1.50%
Bank of Michigan	37,712	28,062	566	421			1.50%	1.50%
Brighton Commerce Bank	94,446	93,553	995	978	1,986	1,412	1.05%	1.05%
Capitol National Bank	197,503	197,062	3,274	3,233	5,539	4,938	1.66%	1.64%
Detroit Commerce Bank	98,836	81,533	1,215	1,104	920	110	1.23%	1.35%
Elkhart Community Bank	78,196	70,671	942	919	838	908	1.20%	1.30%
Evansville Commerce Bank(2)	9,396		142				1.51%
Goshen Community Bank	58,913	53,497	731	648	230	443	1.24%	1.21%
Grand Haven Bank	116,543	117,241	2,748	2,575	3,564	3,342	2.36%	2.20%
Kent Commerce Bank	81,931	74,385	1,140	1,277	1,525	1,751	1.39%	1.72%
Macomb Community Bank	89,206	90,448	1,348	1,422	365	2,142	1.51%	1.57%
Muskegon Commerce Bank	86,070	88,007	1,235	1,021	2,603	1,430	1.43%	1.16%
Oakland Commerce Bank	116,326	101,859	1,660	1,424	2,341	948	1.43%	1.40%
Paragon Bank & Trust	82,374	92,427	1,317	1,375	2,491	2,216	1.60%	1.49%
Portage Commerce Bank	161,880	171,679	1,864	2,057	1,735	2,119	1.15%	1.20%
Great Lakes Region Total	1,632,211	1,554,162	24,506	23,279	28,136	24,862
Southeast Region:
Bank of Valdosta(3)	10,207		131				1.28%
Community Bank of Rowan(1)	24,007		351				1.46%
First Carolina State Bank	70,027	68,235	793	690	493	173	1.13%	1.01%
Peoples State Bank	16,986	19,909	199	140	28	16	1.17%	0.70%
Sunrise Bank of Atlanta(4)	8,577		126				1.47%
Southeast Region Total	129,804	88,144	1,600	830	521	189
Midwest Region: Summit Bank of Kansas City	11,961	644	173	10			1.45%	1.55%
Eastern Regions Total	$1,773,976	$1,642,950	$26,279	$24,119	$28,657	$25,051

Loan information for Capitol's western regions and footnotes relating to this table appear on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Summary of loan information - continued:

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Western Regions:
Southwest Region:
Arrowhead Community Bank	$75,087	$73,800	$752	$654	$124	$140	1.00%	0.89%
Asian Bank of Arizona(5)	11,026		150				1.36%
Bank of Las Vegas	60,811	50,899	695	495			1.14%	0.97%
Bank of Tucson	145,652	143,900	1,379	1,405		200	0.95%	0.98%
Black Mountain Community Bank	114,780	103,627	1,403	1,277	111	131	1.22%	1.23%
Camelback Community Bank	77,482	73,813	788	852	55	41	1.02%	1.15%
Desert Community Bank	84,355	71,050	820	830	137	273	0.97%	1.17%
East Valley Community Bank	34,993	38,716	358	497			1.02%	1.28%
Fort Collins Commerce Bank	46,698	22,619	625	306			1.34%	1.35%
Mesa Bank	152,757	125,513	1,414	1,215			0.93%	0.97%
Red Rock Community Bank	94,475	83,259	1,225	1,300	195	198	1.30%	1.56%
Southern Arizona Community Bank	74,704	76,953	750	720	17	59	1.00%	0.94%
Sunrise Bank of Albuquerque	48,662	53,669	776	693		300	1.59%	1.29%
Sunrise Bank of Arizona	108,744	101,846	1,100	1,253	314	70	1.01%	1.23%
Valley First Community Bank	63,726	57,794	582	526			0.91%	0.91%
Yuma Community Bank	57,624	50,474	540	485	277	27	0.94%	0.96%
Southwest Region Total	1,251,576	1,127,932	13,357	12,508	1,230	1,439
California Region:
Bank of Escondido	32,712	38,228	435	460	20	23	1.33%	1.20%
Bank of San Francisco	22,669	7,291	336	102			1.48%	1.40%
Bank of Santa Barbara	26,227	3,546	367	54			1.40%	1.52%
Napa Community Bank	74,546	70,359	1,035	1,237		19	1.39%	1.76%
Point Loma Community Bank	34,608	29,759	464	423			1.34%	1.42%
Sunrise Bank of San Diego	58,373	58,983	478	588		200	0.82%	1.00%
California Region Total	249,135	208,166	3,115	2,864	20	242
Northwest Region:
Bank of Bellevue	22,153	8,327	320	120			1.44%	1.44%
Bank of Everett(6)	2,748		40				1.46%
Northwest Region Total	24,901	8,327	360	120	--	--
Western Regions Total	1,525,612	1,344,425	16,832	15,492	1,250	1,681
Other, net	7,634	3,814	2,063	948

Consolidated	$3,307,222	$2,991,189	$45,174	$40,559	$29,907	$26,732	1.37%	1.36%

(1)	Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of Capitol.
(2)	Commenced operations in May 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(3)	Commenced operations in June 2006 and is 56%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(4)	Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(5)	Commenced operations in April 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(6)
Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol. Capitol Development Bancorp Limited V was formed and capitalized in 2006.

Results of Operations

Third quarter 2006 earnings were a record level, $10.8 million, an increase of 13% over the same period in 2005; diluted earnings per share were $0.66 for the 2006 period, an increase of 8% compared to $0.61 in 2005. Net income for the nine months ended September 30, 2006 was $31 million, an increase of 20% over the same period in 2005. Diluted earnings per share for the nine-month 2006 period were $1.89 compared to $1.67 for the prior year period, a 13% increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

Net interest income for the nine months ended September 30, 2006 totaled $129.7 million, a 13% increase compared to $115.2 million in 2005. Net interest income for the third quarter of 2006 totaled $44.7 million, a 9% increase, compared to $40.8 million for the corresponding period in 2005. This increase is attributable to the banks' growth in size and number of affiliate banks.

In a changing interest-rate environment, rates of interest on loans reprice more rapidly than interest rates paid on deposits. In 2005, net interest margins increased in concert with actions by the Federal Reserve Board of Governors to increase market rates of interest. As the Federal Reserve Board's most recent actions have held rates steady, interest rates on deposits have increased (again, as a lagging impact of earlier Federal Reserve Board action), reducing net interest margins. Net interest margin approximated 5.08% for the three months ended September 30, 2006, a decrease compared to 5.17% for the three months ended June 30, 2006. During the three months ended September 30, 2005, the consolidated net interest margin approximated 5.19%, although the margin increased in later 2005. It is difficult to speculate on future changes in net interest margin.

Noninterest income for the nine months ended September 30, 2006 was $15.5 million, an increase of $337,000, or 2%, over the same period in 2005. Noninterest income for the three months ended September 30, 2006 decreased marginally compared to the same period in 2005. The increase for the nine-month 2006 period was due primarily to growth of $670,000 in trust fee income. Fees from origination of nonportfolio residential mortgage loans totaled $1.4 million for the third quarter of 2006, and were $4.1 million for the nine-month period, reduced from $1.8 million and $4.6 million for the comparable periods in 2005, respectively, due to lower volume of loan fees derived from reduced levels of residential mortgage loan activity within the banks' markets. Service charges on deposit accounts in the nine-month 2006 period increased slightly compared to 2005. Other noninterest income in the 2006 nine-month period includes $1.2 million in gains on sale of government-guaranteed loans as compared to $1.5 million of such gains in the 2005 nine-month period.

The provision for loan losses for the nine-month period in 2006 was $8.7 million, compared to $7.2 million for the same period in 2005. The provision for loan losses for the three months ended September 30, 2006 was $3.4 million as compared to $2.1 million during the corresponding 2005 period. Provisions for loan losses were higher for the nine months ended September 30, 2006, due primarily to an increase in portfolio loans and other factors. The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

Noninterest expense totaled $102.6 million for the nine-month 2006 period and $34.1 million for the third quarter in 2006, compared to $85.5 million and $30.3 million, respectively, for the comparable periods in 2005. The increase in noninterest expense is associated with adding six new banks, growth in the size of previously-existing banks and increases in general operating costs during the 2006 periods. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of banks within the consolidated group, the addition of Capitol's wealth management unit and the addition of six de novo banks in the nine-month period of 2006 (there was also an addition of six banks in the nine-month 2005 period). The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended September 30:

	Three-Month Period		Nine-Month Period
	2006	2005	2006	2005
Preopening and start-up costs of de novo banks, bank-development subsidiaries and other units	$--	$737	$3,063	$1,439
Advertising	752	547	2,133	1,614
Professional fees	572	599	1,724	1,526
Paper, printing and supplies	560	543	1,721	1,529
Directors' fees	515	429	1,661	1,044
Taxes other than income taxes	385	301	1,103	1,016
Bank services (ATMs, telephone banking and Internet banking)	406	310	1,089	906
Communications	354	310	1,003	907
Other	3,636	3,068	9,295	8,971
Total	$7,180	$6,844	$22,792	$18,952

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

    Operating results (dollars in thousands) were as follows:

	Nine months ended September 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2006	2005	2006	2005	2006	2005	2006	2005
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$17,675	$17,894	$2,947	$3,423	14.82%	16.91%	1.28%	1.39%
Bank of Auburn Hills	1,194	196	(348)	(278)	n/a	n/a	n/a	n/a
Bank of Belleville	816	n/a	(477)	n/a	n/a	n/a	n/a	n/a
Bank of Michigan	2,160	367	(277)	(745)	n/a	n/a	n/a	n/a
Brighton Commerce Bank	5,848	5,423	643	836	9.08	12.17	0.82	1.03
Capitol National Bank	13,127	11,958	2,103	2,853	14.57	20.44	1.16	1.59
Detroit Commerce Bank	6,453	4,666	795	437	12.90	8.68	1.16	0.75
Elkhart Community Bank	4,744	3,858	774	506	12.29	8.65	1.28	0.93
Evansville Commerce Bank(3)	276	n/a	(708)	n/a	n/a	n/a	n/a	n/a
Goshen Community Bank	3,846	2,907	319	24	6.25	0.49	0.62	0.06
Grand Haven Bank	7,251	6,357	987	803	12.17	10.49	1.04	0.88
Kent Commerce Bank	5,033	4,643	355	477	5.55	7.68	0.58	0.73
Macomb Community Bank	5,779	4,878	252	567	3.86	8.58	0.35	0.80
Muskegon Commerce Bank	5,652	5,361	175	991	2.75	13.72	0.24	1.39
Oakland Commerce Bank	7,154	6,588	883	1,504	11.98	19.18	0.98	1.58
Paragon Bank & Trust	5,945	6,347	687	599	8.24	7.00	0.91	0.72
Portage Commerce Bank	11,022	10,308	2,021	2,263	16.69	18.95	1.50	1.61
Great Lakes Region Total	103,975	91,751	11,131	14,260
Southeast Region:
Bank of Valdosta(4)	206	n/a	(649)	n/a	n/a	n/a	n/a	n/a
Community Bank of Rowan(2)	1,052	n/a	(950)	n/a	n/a	n/a	n/a	n/a
First Carolina State Bank	4,621	3,294	621	454	7.36	5.65	1.00	0.83
Peoples State Bank	1,808	902	84	71	5.68	4.06	0.43	0.54
Sunrise Bank of Atlanta(5)	335	n/a	(733)	n/a	n/a	n/a	n/a	n/a
Southeast Region Total	8,022	4,196	(1,627)	525
Midwest Region: Summit Bank of Kansas City	488	n/a	(553)	n/a	n/a	n/a	n/a	n/a
Eastern Regions Total	$112,485	$95,947	$8,951	$14,785

Operating results for Capitol's western regions and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

    Operating results - continued:

	Nine months ended September 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2006	2005	2006	2005	2006	2005	2006	2005
Western Regions:
Southwest Region:
Arrowhead Community Bank	$6,057	$5,158	$917	$857	15.10%	16.28%	1.39%	1.44%
Asian Bank of Arizona(6)	374	n/a	(519)	n/a	n/a	n/a	n/a	n/a
Bank of Las Vegas	3,920	2,953	517	443	7.12	8.98	1.09	1.06
Bank of Tucson	11,220	9,230	3,386	2,790	29.68	28.03	2.59	2.13
Black Mountain Community Bank	7,920	6,361	1,989	1,589	21.67	20.70	2.08	1.80
Camelback Community Bank	4,686	4,405	819	892	13.42	14.06	1.33	1.46
Desert Community Bank	5,375	4,179	946	763	15.16	13.17	1.50	1.38
East Valley Bank	2,493	2,786	425	209	10.63	5.76	1.38	0.58
Fort Collins Commerce Bank	2,386	361	(37)	(344)	n/a	n/a	n/a	n/a
Mesa Bank	11,521	7,536	2,897	1,843	32.62	28.77	2.57	2.27
Red Rock Community Bank	6,310	5,202	1,630	1,200	17.76	13.02	2.12	1.53
Southern Arizona Community Bank	4,928	4,467	833	938	12.65	14.24	1.29	1.42
Sunrise Bank of Albuquerque	3,481	3,952	337	732	6.79	14.25	0.80	1.42
Sunrise Bank of Arizona	7,781	7,718	1,076	1,515	11.26	16.57	1.23	1.63
Valley First Community Bank	4,247	3,390	542	517	9.93	10.53	0.97	1.02
Yuma Community Bank	4,389	3,372	830	743	16.03	15.01	1.63	1.68
Southwest Region Total	87,088	71,070	16,588	14,687
California Region:
Bank of Escondido	3,791	2,708	606	311	8.09	4.44	1.08	0.70
Bank of San Francisco	1,108	95	(552)	(451)	n/a	n/a	n/a	n/a
Bank of Santa Barbara	1,333	n/a	(616)	n/a	n/a	n/a	n/a	n/a
Napa Community Bank	5,127	4,135	1,054	892	12.48	12.01	1.70	1.61
Point Loma Community Bank	2,315	1,401	63	(378)	1.21	n/a	0.21	n/a
Sunrise Bank of San Diego	4,187	4,164	676	821	8.33	10.23	1.31	1.73
California Region Total	17,861	12,503	1,231	1,195
Northwest Region
Bank of Bellevue	1,418	142	(320)	(362)	n/a	n/a	n/a	n/a
Bank of Everett(7)	188	n/a	(481)	n/a	n/a	n/a	n/a	n/a
Northwest Region Total	1,606	142	(801)	(362)
Western Regions Total	106,555	83,715	17,018	15,520
Other, net	807	(1,460)	5,040	(4,399)	n/a	n/a	n/a	n/a

Consolidated	$219,847	$178,202	$31,009	$25,906	13.13%	13.19%	1.13%	1.06%

n/a - Not applicable.

(1)	Annualized for period presented.
(2)	Commenced operations in February 2006 and is 51%-owned by Capitol Development Bancorp Limited III, a controlled subsidiary of Capitol.
(3)	Commenced operations in May 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(4)	Commenced operations in June 2006 and is 56%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(5)	Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(6)	Commenced operations in April 2006 and is 51%-owned by Capitol Development Bancorp Limited IV, a controlled subsidiary of Capitol.
(7)
Commenced operations in June 2006 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol. Capitol Development Bancorp Limited V was formed and capitalized in 2006.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $329 million for the nine months ended September 30, 2006, compared to a $267 million increase in the corresponding period of 2005. Growth occurred in most interest-bearing deposit categories, with the majority coming from certificate of deposit accounts. Capitol's banks generally do not significantly rely on brokered deposits as a key funding source. Brokered deposits approximated $332 million as of September 30, 2006, or about 11% of total deposits, an increase of $94 million during the interim 2006 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching repricing of funding sources and assets.

Noninterest-bearing deposits approximated 19% of total deposits at September 30, 2006, substantially similar to December 31, 2005. Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

Interim 2006 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

Cash and cash equivalents amounted to $366 million or 9% of total assets at September 30, 2006, compared with $306 million, about the same percentage of total assets at December 31, 2005. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at September 30, 2006 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At September 30, 2006, Capitol's banks had approximately $19 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $166 million and additional borrowing capacity approximated $232 million at September 30, 2006. These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total notes payable and short-term borrowings approximated $175 million in the interim period of 2006. At September 30, 2006, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

Stockholders' equity, as a percentage of total assets, approximated 9% at September 30, 2006 and December 31, 2005.

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

At September 30, 2006, two share-exchange proposals were pending whereby, if consummated, Capitol Development Bancorp Limited I (CDBL I) and Bank of Escondido may become wholly-owned subsidiaries (both are currently majority-owned by Capitol). The proposed CDBL I exchange is subject to the approval of its shareholders (other than Capitol). The proposed Bank of Escondido share-exchange is structured as a tender offer. Both share-exchange proposals involve exchange of the subsidiaries' common stock held by shareholders other than Capitol for shares of Capitol's common stock. If completed, Capitol estimates issuing approximately 550,000 shares of previously unissued common stock regarding these proposed share-exchange transactions prior to January 1, 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

The Board of Governors of the Federal Reserve, which influences interest rates, has increased interbank borrowing rates several times during the interim 2006 period (and 2005) and expressed concerns about a variety of economic conditions, as well as mixed messages on the direction of future interest rates. Home mortgage rates have recently increased compared to recent years and residential real estate markets have cooled in various regions, which adversely impact fee income from the origination of residential mortgages. Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate increases may result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

Start-up banks generally incur operating losses during their early periods of operations. Start-up banks formed in 2006 and beyond may similarly negatively impact profitability.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.

Media reports raising questions about the health of the domestic economy have continued in 2006. During the interim 2006 period, nonperforming assets have increased; however, it is difficult to predict future movements in levels of nonperforming assets and related loan losses as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

There are several new accounting standards either becoming effective or being issued in 2006. They are listed and discussed in Notes B and F of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-24 - F-26 of the financial section of its 2005 Annual Report. In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for stock options, goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and consolidation policy.

[The remainder of this page intentionally left blank]

PART I, ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Information about Capitol's quantitative and qualitative disclosures about market risk were included in Capitol's annual report on Form 10-K for the year ended December 31, 2005. Capitol does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein (Part I, Item 2), under the caption, "Trends Affecting Operations."

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

No change in Capitol's internal control over financial reporting occurred during Capitol's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Capitol's internal control over financial reporting.

[The remainder of this page intentionally left blank]

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings.

Capitol and its subsidiaries are parties to certain ordinary, routine litigation incidental to their business. In the opinion of management, liabilities arising from such litigation would not have a material effect on Capitol's consolidated financial position or results of operations.

Item 1.A.
There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2005, during the nine months ended September 30, 2006. Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Submission of Maters to a Vote of Security Holders. None.
Item 5.	Other Information. None.
Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit
10.1
Capitol Bancorp Limited Employee Stock Ownership Plan and all amendments thereto (filed as Exhibit 99.1 to Registration Statement on Form S-8 Reg. No. 333-137092 filed by Registrant on September 1, 2006 and incorporated herein by reference).

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

/s/ Lee W. Hendrickson
Lee W. Hendrickson
Chief Financial Officer

Date: October 31, 2006

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1
Capitol Bancorp Limited Employee Stock Ownership Plan and all amendments thereto (filed as Exhibit 99.1 to Registration Statement on Form S-8 Reg. No.
333-137092 filed by Registrant on September 1, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.