Form 10-K
period 2006-12-31
CAPITOL BANCORP LTD
filed 2007-03-16
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	New York Stock Exchange
8.50% Cumulative Trust Preferred Securities, $10 Liquidation Amount	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

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

As of June 30, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was: $514,073,551. (Such amount was computed based on shares held by non-affiliates as of January 31, 2006 and the common stock closing price reported by the New York Stock Exchange on June 30, 2006. For purposes of this computation, all executive officers, directors and 5% shareholders have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of registrant.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2007
Common Stock, no par value per share	17,046,721 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2006 (Annual Report)	Parts I, II, and IV
Portions of Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2007 (Proxy Statement)	Part III

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2006
Cross Reference Sheet

Item of Form 10-K Part I	Incorporation by Reference From:
Item 1. Business	Pages F-7 - F-11, F-21 - F-29, F-41 - F-44 and F-57 - F-58, Financial Information Section of Annual Report
Item 1A. Risk Factors	Pages F-31 - F-32, Financial Information Section of Annual Report
Item 2. Properties	Pages F-41 - F-42 and F-55, Financial Information Section of Annual Report
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 - F-6, F-58-59 and F-65-66 , Financial Information Section of Annual Report
Item 6. Selected Financial Data	Page F-2, Financial Information Section of Annual Report
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages F-6 - F-32, Financial Information Section of Annual Report
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Pages F-6 and F-25 - F-29, Financial Information Section of Annual Report
Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-33 - F-70, Financial Information Section of Annual Report
Item 9A. Controls and Procedures	Pages F-33 - F-35, Financial Information Section of Annual Report
Part III
Item 10. Directors, Executive Officers and Corporate Governance	Proxy Statement
Item 11. Executive Compensation	Proxy Statement
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement
Item 13. Certain Relationships and Related Transactions and Director Independence	Proxy Statement
Item 14. Principal Accountant Fees and Services	Proxy Statement
Part IV
Item 15. Exhibits and Financial Statement Schedules	Pages F-33 - F-70, Financial Information Section of Annual Report

Key:
"Annual Report"	means the 2006 Annual Report of Capitol provided to Shareholders and the Commission pursuant to Rule 14a-3(b). Capitol's 2006 Annual Report is divided into two sections: a Financial Information Section and a Marketing Section and is filed as Exhibit 13 with this Form 10-K report.

"Proxy Statement"	means the Proxy Statement of Capitol for the Annual Meeting of Shareholders to be held April 25, 2007.

Note:
The page number references herein are based on the paper version of the referenced documents. Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.

2006 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this annual report on Form 10-K that are not historical facts may constitute forward-looking statements. Those forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements. The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "will," "may," "believe" and similar expressions also identify forward-looking statements. Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) changes in management and (xii) other risks detailed in Capitol's other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions, many of which are based on assumptions relating to the above-stated forward-looking statements, that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates because of the inherent subjectivity and inaccuracy of any estimation. All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors. Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements. Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

[The remainder of this page intentionally left blank]

PART I

Item 1. Business.

a.    General development of business:

Incorporated by reference from Pages F-7 - F-11, Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Bank Development Strategy" and Pages F-41 - F-44, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

b.    Financial information about segments:

Incorporated by reference from Pages F-10 - F-13 , Financial Information Section of Annual Report (excerpt from management's discussion and analysis of financial conditions and results of operations) and Pages F-41 - F-44, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

c.    Narrative description of business:

Incorporated by reference from Pages F-7 - F-9, Financial Information Section of Annual Report, under the caption "Summary and Overview," and "Capitol's Bank Development Strategy," Pages F-41 - F-44, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," Pages F-21 - F-25, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy" and Pages F-25 - F-29, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations."

At December 31, 2006, Capitol and its subsidiaries employed approximately 1,354 full time equivalent employees.

In 1997, Capitol formed Capitol Trust I, a Delaware statutory business trust. Capitol Trust I's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of Capitol. Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by Capitol and certain related services. During 2001, Capitol formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities. Capitol Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003 and Capitol Trust IX was formed in 2004. Each of these securities has similar terms. Additional information regarding trust-preferred securities is incorporated by reference from Pages F-57 - F-58, Financial Information Section of Annual Report, under the caption "Note I—Subordinated Debt."

Supervision and Regulation:

General:
The banking industry is subject to extensive state and federal regulation and continues to undergo significant change. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on Capitol are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of Capitol. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, Capitol

Item 1. Business - continued.

expects that the financial services industry will remain heavily regulated and that additional laws or regulations may be adopted. The following discussion summarizes certain aspects of the banking laws and regulations that affect Capitol. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

Capitol is a bank holding company registered with the Federal Reserve Board and is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Bank Holding Company Act requires the Federal Reserve Board's prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company if the acquisition would give the acquiring institution more than 5% of the voting shares of such bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that Capitol may acquire.

Consistent with the requirements of the Bank Holding Company Act, Capitol's lines of business provide its customers with banking, trust and other financial services and products. These services include commercial banking through 50 subsidiary banks, as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, brokerage services, life insurance and annuity products, and portfolio management services through subsidiary banks and other subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to stand prepared to commit resources to support each of them. There are no specific quantitative rules on a holding company's potential liability. If one of Capitol's subsidiary banks were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution from Capitol. In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank. See "Capital Adequacy and Prompt Corrective Action" below.

Capitol's subsidiary banks are subject to the provisions of the banking laws of their respective states of organization or the National Bank Act. They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks) or the Office of the Comptroller of the Currency ("OCC") (in the case of national banks), and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). 49 of Capitol's banking subsidiaries, as of December 31, 2006, are state-chartered banks and are therefore subject to supervision, regulation and examination by state banking regulators. Elkhart Community Bank and Goshen Community Bank are members of the Federal Reserve System so they are subject to supervision and examination by the Federal Reserve Board as well as the FDIC, because the FDIC insures their deposits to the extent provided by law. Additionally, non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.

Capitol's insured depository institution subsidiaries are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess "commonly controlled" depository institutions for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Capitol as the common parent. While the FDIC's cross-guaranty claim is generally junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.

Item 1. Business - continued.

Payment of Dividends:
There are various statutory restrictions on the ability of Capitol's banking subsidiaries to pay dividends or make other payments to Capitol. Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered. In addition, Elkhart Community Bank and Goshen Community Bank are member banks of the Federal Reserve System, subject to the dividend limits of the Federal Reserve Board. The Federal Reserve Board allows a member bank to make dividends or other capital distributions in an amount not exceeding the current calendar year's net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior approval of the Federal Reserve Board. Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition.

Dividends from a national banking association may be declared only from the bank's undivided profits, and until the bank's surplus fund equals its common capital, no dividends may be declared unless at least 10% of the bank's net income for a given time period has been carried to the surplus fund, depending on the frequency of dividend payments in a given year. The OCC's approval is required if the total of all dividends declared in any calendar year exceeds the sum of the bank's net income of that year combined with its retained net income of the preceding two years.

Capital Adequacy and Prompt Corrective Action:
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. "Well capitalized" institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). "Adequately capitalized" institutions include depository institutions that meet the required minimum level for each capital measure. "Undercapitalized" institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. "Significantly undercapitalized" characterizes depository institutions with capital levels significantly below the minimum requirements. "Critically undercapitalized" refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well capitalized cannot accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution's capital, the agencies' corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;
•	prohibiting the holding company from making distributions without prior regulatory approval;
•	placing limits on asset growth and restrictions on activities;
•	placing additional restrictions on transactions with affiliates;
•	restricting the interest rate the institution may pay on deposits;

Item 1. Business - continued.

•	prohibiting the institution from accepting deposits from correspondent banks; and
•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

FDICIA also contains a variety of other provisions that may affect Capitol's operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

At December 31, 2006 and 2005, the most recent notification from the Federal Reserve Board categorized Capitol and all of its depository institution subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action. Information concerning capital adequacy guidelines for Capitol and its banking subsidiaries including their regulatory capital position at December 31, 2006 is incorporated herein by reference from Note P to the consolidated financial statements appearing in the Annual Report.

FDIC Insurance Assessments:
The FDIC's deposit insurance assessments currently are calculated under a risk-based system. The risk-based system places a bank in one of four risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as Capitol's subsidiary banks may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The adjusted assessment rates for FDIC insured institutions currently range from 0.00% to 0.27% depending on the assessment category into which a bank is placed.

On November 30, 2006, the FDIC adopted a new rule for calculating deposit insurance based on a risk-weighting. The new rule took effect on January 1, 2007, and increases the assessment amount for all insured institutions for payments due June 30, 2007 and forward. The new minimum annual assessment rate will be 0.05% for a well capitalized bank, while the maximum annual rate will be 0.43%. Also on November 30, 2006, the FDIC issued a one time credit to institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are classified as a "successor" to such an institution. This credit can be used to partially offset the increased assessment rate. For assessment periods during 2007, a well capitalized institution can offset up to 100% of the assessment with this credit. For assessment periods after 2007, this credit can be used to offset up to 90% of the assessment. Capitol expects its bank subsidiaries will pay increased insurance assessments in 2007 due to the changes in assessment percentages and other factors. The FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.

Effective March 31, 2006, the FIDC merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2006, the annualized FICO assessment was equal to 1.26 basis points for each $100 in domestic deposits maintained at an institution.

Item 1. Business - continued.

Interstate Banking:
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"), as amended, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years) and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Transactions with Affiliates:
Transactions between Capitol's subsidiary banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. The affiliates of the banks include Capitol and any entity controlled by Capitol. Generally, Sections 23A and 23B (i) limit the extent to which the subsidiary banks may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank's capital stock and surplus, (ii) require that a bank's extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any "low quality assets" (including non-performing loans) and (iv) require that all "covered transactions" be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions.

Loans to Insiders:
The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank's loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank's unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. Section 22(h) generally requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act:
Under the Community Reinvestment Act ("CRA") and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practice. The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs. Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution's CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.

Item 1. Business - continued.

Fair Lending and Consumer Laws:
In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that in some cases, prospective borrowers experience unlawful discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against some depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

These governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act. These factors include evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of certain loans to customers.

Gramm-Leach Bliley Act of 1999:
The Gramm-Leach-Bliley Act of 1999 (the "GLBA") was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. Capitol has determined not to become certified as a financial holding company at this time. Capitol may reconsider this determination in the future.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. The federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer." Additionally, the law makes conforming changes in the definitions

Item 1. Business - continued.

of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA also contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to "opt out" of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the GLBA.

Anti-Money Laundering and the USA Patriot Act of 2001:
In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States' financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial services companies implement policies and procedures with respect to additional measures designed to address the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions and currency crimes. The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties and compelled the production of documents located both inside and outside the United States. The U.S. Treasury Department has issued a number of regulations that apply some of these requirements to financial institutions such as Capitol's banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Pursuant to the Patriot Act and the related regulations, Capitol and its banking subsidiaries have established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program.

Capitol maintains an Internet web site at http://www.capitolbancorp.com that includes links to Capitol's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (the "SEC Reports"). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information on Capitol's website is not incorporated into this Form 10-K or Capitol's other securities filings and is not a part of those filings. The public may read and copy any materials Capitol files with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains information regarding issuers that file electronically with the SEC. That address is http://www.sec.gov. In addition, Capitol makes available on its website at http://www.capitolbancorp.com under the heading "Governance" its: (i) Code of Ethics; (ii) Governance Guidelines; and (iii) the charters of Capitol's Board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer and other senior financial officers, on its website. These corporate governance materials are also available free of charge in print to shareholders who request them in writing to: Capitol Bancorp Ltd., Attention: Corporate Secretary, Capitol Bancorp Center, 200 Washington Square North, Lansing, Michigan 48933.

The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol's business.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A)
CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2006, 2005 and 2004.

	2006			2005			2004
		Interest	(1)		Interest	(1)		Interest	(1)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
ASSETS
Money market and interest-bearing deposits	$33,123	$1,403	4.24%	$20,673	$635	3.07%	$9,082	$194	2.14%
Federal funds sold	171,445	8,703	5.08%	144,536	4,734	3.28%	132,518	1,620	1.22%
Investment securities -- U.S. Treasury, government agencies, mutual funds and other	42,277	1,806	4.27%	45,948	1,561	3.40%	56,126	1,749	3.12%
Loans held for sale	36,306	2,740	7.55%	33,710	2,627	7.79%	43,383	2,150	4.96%
Portfolio loans (2)	3,236,538	264,701	8.18%	2,834,973	214,882	7.58%	2,492,379	173,376	6.96%
Total interest-earning assets/interest income	3,519,689	279,353	7.94%	3,079,840	224,439	7.29%	2,733,488	179,089	6.55%
Allowance for loan losses (deduct)	(44,000)			(38,628)			(34,815)
Cash and due from banks	150,782			141,271			135,261
Premises and equipment, net	50,656			33,063			29,099
Other assets	119,987			97,893			82,719

Total assets	$3,797,114			$3,313,439			$2,945,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Savings deposits	$59,985	981	1.64%	$71,890	844	1.17%	$74,026	732	0.99%
Time deposits under $100,000	429,108	17,983	4.19%	338,920	10,790	3.18%	303,660	7,919	2.61%
Time deposits $100,000 and over	889,769	38,115	4.28%	717,851	21,701	3.02%	596,658	14,578	2.44%
Other interest-bearing deposits	1,066,109	31,550	2.96%	998,165	19,878	1.99%	998,544	13,466	1.35%
Notes payable and short-term borrowings	173,719	8,169	4.70%	170,853	6,485	3.80%	119,559	3,964	3.32%
Subordinated debentures	100,999	8,788	8.70%	100,892	7,881	7.81%	98,411	6,837	6.95%
Total interest-bearing liabilities/interest expense	2,719,689	105,586	3.88%	2,398,571	67,579	2.82%	2,190,858	47,496	2.17%
Noninterest-bearing demand deposits	614,529			564,823			464,530
Accrued interest on deposits and other liabilities	25,305			20,912			17,177
Minority interests in consolidated subsidiaries	110,060			59,927			35,740
Stockholders' equity	327,531			269,206			237,447
Total liabilities and stockholders' equity	$3,797,114			$3,313,439			$2,945,752

Net interest income		$173,767			$156,860			$131,593

Interest Rate Spread (3)			4.06%			4.47%			4.38%

Net Yield on Interest-Earning Assets (4)			4.94%			5.09%			4.81%
Ratio of Average-Interest Earning Assets to Interest-Bearing Liabilities	1.29			1.28			1.25

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

[The remainder of this page intentionally left blank]

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

	2006 compared to 2005			2005 compared to 2004
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:
Money market and interest-bearing deposits	$471	$297	$768	$328	$113	$441
Federal funds sold	1,004	2,965	3,969	160	2,954	3,114
Investment securities -- U.S. Treasury, government agencies, mutual funds and other	(132)	377	245	(336)	148	(188)
Loans held for sale	198	(85)	113	(556)	1,033	477
Portfolio loans	31,981	17,838	49,819	25,125	16,381	41,506
Total	33,522	21,392	54,914	24,721	20,629	45,350

Increase (decrease) in interest expense:
Deposits:
Savings deposits	(156)	293	137	(22)	134	112
Time deposits under $100,000	3,286	3,907	7,193	990	1,881	2,871
Time deposits $100,000 and over	5,988	10,426	16,414	3,285	3,838	7,123
Other interest-bearing deposits	1,434	10,238	11,672	(5)	6,417	6,412
Notes payable and short-term borrowings	110	1,574	1,684	1,885	636	2,521
Subordinated debentures	8	899	907	176	868	1,044
Total	10,670	27,337	38,007	6,309	13,774	20,083
Increase (decrease) in net interest income	$22,852	$(5,945)	$16,907	$18,412	$6,855	$25,267

[The remainder of this page intentionally left blank]

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated market value of investment securities as of December 31, 2006, 2005 and 2004 (in $1,000s):

	2006		2005		2004
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury					$330	$329
Government agencies	$13,403	$13,285	$23,276	$23,022	27,897	27,843
Mortgage-backed securities	4,089	3,991	2,437	2,355
Municipals	1,630	1,628	1,640	1,631
	19,122	18,904	27,353	27,008	28,227	28,172
Other securities:
Federal Reserve Bank stock	864	864	536	536	535	535
Federal Home Loan Bank stock	14,148	14,148	12,960	12,960	10,878	10,878
Corporate stock	4,419	4,419	1,835	1,835	1,443	1,443
Other investments	2,318	2,318	1,335	1,335	1,335	1,335
Total other securities	21,749	21,749	16,666	16,666	14,191	14,191

Total investment securities	$40,871	$40,653	$44,019	$43,674	$42,418	$42,363

The table below shows the amortized cost, relative maturities and weighted average yields of investment securities at December 31, 2006 (in $1,000s):

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Maturity:
Due in one year or less	$5,243	$5,222	6.80%
Due after one year but within five years	6,677	6,612	9.48%
Due after five years but within ten years	3,961	3,900	9.00%
Due after ten years	3,241	3,170	5.78%
Without stated maturities	21,749	21,749

Total	$40,871	$40,653

Investment securities which do not have stated maturities (corporate stock, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2006:

U.S. Agencies	3 years and 0 months
Mortgage-backed securities	2 years and 6 months
Municipals	3 years and 8 months

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

	2006		2005		2004		2003		2002
Commercial - real estate	$2,500,831	71.68%	$2,176,343	72.76%	$1,969,746	73.15%	$1,600,334	71.21%	$1,531,637	76.91%
Commercial - other	602,294	17.26%	512,018	17.12%	474,746	17.63%	432,763	19.26%	257,399	12.93%
Total commercial loans	3,103,125	88.95%	2,688,361	89.88%	2,444,492	90.78%	2,033,097	90.46%	1,789,036	89.84%
Real estate mortgage	259,604	7.44%	212,142	7.09%	177,204	6.58%	143,343	6.38%	127,855	6.42%
Installment	125,949	3.61%	90,686	3.03%	71,208	2.64%	71,000	3.16%	74,481	3.74%
Total portfolio loans	$3,488,678	100.00%	$2,991,189	100.00%	$2,692,904	100.00%	$2,247,440	100.00%	$1,991,372	100.00%

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2006 according to scheduled repayments of principal:

	Fixed Rate	Variable Rate	Total

Aggregate maturities of portfolio loan balances which are due in one year or less:	$318,846	$996,336	$1,315,182
After one year but within five years	1,019,002	327,521	1,346,523
After five years	111,447	685,800	797,247
Nonaccrual loans	13,029	16,697	29,726
Total	$1,462,324	$2,026,354	$3,488,678

The following summarizes, in general, Capitol's various loan classifications:

Commercial - real estate
Comprised of a broad mix of business use and multi-family housing properties, including office, retail, warehouse and light industrial uses. A typical loan size is generally less than $1,000,000 and, at December 31, 2006, approximately 19% of such properties were owner-occupied and approximately 16% of the commercial real estate total consisted of a combination of multi-family and residential rental income properties (including construction).

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

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D - CONTINUED)
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

	2006	2005	2004	2003	2002
Nonperforming loans:
Nonaccrual loans: Commercial	$25,219	$19,734	$20,618	$19,852	$15,444
Real estate mortgage	3,609	1,734	2,396	632	560
Installment	898	1,154	195	376	613
Total nonaccrual loans	29,726	22,622	23,209	20,860	16,617

Past due loans: Commercial	3,860	3,235	3,529	4,544	5,728
Real estate mortgage	523	592	1,382	1,083	323
Installment	165	283	351	385	222
Total past due loans	4,548	4,110	5,262	6,012	6,273

Total nonperforming loans	$34,274	$26,732	$28,471	$26,872	$22,890
Nonperforming loans as a percentage of total portfolio loans	0.98%	0.89%	1.06%	1.20%	1.15%

Nonperforming loans as a percentage of total assets	0.84%	0.77%	0.92%	0.98%	0.95%

Allowance for loan losses as a percentage of nonperforming loans	132.50%	151.72%	131.97%	116.87%	126.49%

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

At December 31, 2006, potential problem loans (which includes nonperforming loans) approximated $146 million or about 4.2% of total consolidated portfolio loans. Such totals typically approximate 4% to 5% of loans outstanding and are an important part of management's ongoing and proactive loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2006	2005	2004	2003	2002

Other real estate owned at January 1	$3,733	$3,855	$4,248	$4,605	$3,044

Properties acquired in restructure of loans or in lieu of foreclosure	8,870	5,718	4,233	3,898	4,578

Properties sold	(2,806)	(4,440)	(3,833)	(3,704)	(2,998)

Payments received from borrowers or tenants, credited to carrying amount	-	-	(552)	(121)	-

Other changes, net	(333)	(1,400)	(241)	(430)	(19)

Other real estate owned at December 31	$9,464	$3,733	$3,855	$4,248	$4,605

Other real estate owned is valued at the lower of cost or fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000s):

	2006	2005	2004	2003	2002

Allowance for loan losses at January 1	$40,559	$37,572	$31,404	$28,953	$23,238

Allowance for loan losses of acquired bank subsidiary			724

Loans charged off:
Commercial	(8,041)	(9,099)	(7,960)	(8,068)	(6,824)
Real estate mortgage	(99)	-	(96)	(115)	(352)
Installment	(559)	(544)	(332)	(608)	(527)
Total charge-offs	(8,699)	(9,643)	(8,388)	(8,791)	(7,703)
Recoveries:
Commercial	1,062	1,522	1,007	1,277	588
Real estate mortgage	3	3	-	13	61
Installment	333	145	117	91	93
Total recoveries	1,398	1,670	1,124	1,381	742
Net charge-offs	(7,301)	(7,973)	(7,264)	(7,410)	(6,961)
Additions to allowance charged to expense	12,156	10,960	12,708	9,861	12,676

Allowance for loan losses at December 31	$45,414	$40,559	$37,572	$31,404	$28,953

Total portfolio loans outstanding at December 31	$3,488,678	$2,991,189	$2,692,904	$2,247,440	$1,991,372
Ratio of allowance for loan losses to portfolio loans outstanding	1.30%	1.36%	1.40%	1.40%	1.45%

Average total portfolio loans for the year	$3,236,538	$2,834,973	$2,492,379	$2,101,617	$1,884,646
Ratio of net charge-offs to average portfolio loans outstanding	0.23%	0.28%	0.29%	0.35%	0.37%

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the allowance for loan losses and description of factors which influence management's judgment in determining the amount of the allowance for loan losses at the balance sheet date.

[The remainder of this page intentionally left blank]

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E - CONTINUED)
CAPITOL BANCORP LIMITED

The amount of the allowance for loan losses allocated in the following table (in $1,000s) as of December 31, are based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2006		2005		2004		2003		2002
		Percentage		Percentage		Percentage		Percentage		Percentage
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans

Commercial	$41,178	1.18%	$37,498	1.26%	$34,753	1.29%	$29,001	1.29%	$27,226	1.37%
Real estate mortgage	2,675	0.08%	1,866	0.06%	1,808	0.07%	1,408	0.06%	1,009	0.05%
Installment	1,561	0.04%	1,195	0.04%	1,011	0.04%	995	0.05%	718	0.03%

Total allowance for loan losses	$45,414	1.30%	$40,559	1.36%	$37,572	1.40%	$31,404	1.40%	$28,953	1.45%

Total portfolio loans outstanding	$3,488,678		$2,991,189		$2,692,904		$2,247,440		$1,991,372

[The remainder of this page intentionally left blank]

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$614,529		$564,823		$464,530
Savings deposits	59,985	1.64%	71,890	1.17%	74,026	0.99%
Time deposits under $100,000	429,108	4.19%	338,920	3.18%	303,660	2.61%
Time deposits $100,000 and over	889,769	4.28%	717,851	3.02%	596,658	2.44%
Other interest-bearing deposits	1,066,109	2.96%	998,165	1.99%	998,544	1.35%

Total deposits	$3,059,500		$2,691,649		$2,437,418

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2006 (in $1,000s):

Three months or less	$363,192
Three months to six months	216,482
Six months to twelve months	218,808
Over 12 months	161,547

Total	$960,029

[The remainder of this page intentionally left blank]

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

	Year Ended December 31
	2006	2005	2004

Net income as a percentage of:
Average stockholders' equity	12.94%	13.34%	11.25%
Average total assets	1.12%	1.08%	0.91%

Capital ratios:
Average stockholders' equity as a percentage of average total assets	8.63%	8.12%	8.06%
Average total equity (stockholders' equity and minority interests in consolidated subsidiaries) as a percentage of average total assets	11.52%	9.93%	9.27%
Average total capital funds (stockholders' equity, minority interests in consolidated subsidiaries and subordinated debentures) as a percentage of average total assets	14.18%	12.98%	12.61%

Dividend payout ratio (cash dividends per share as a percentage of net income per share):
Basic	35.32%	29.75%	34.57%
Diluted	36.96%	30.77%	36.31%

[The remainder of this page is intentionally left blank]

Item 1A. Risk Factors.

An investment in Capitol's common stock is subject to the risks inherent to Capitol's business. The material risks and uncertainties that Capitol believes affect it are described below. The risks and uncertainties described below are not the only ones Capitol faces. Additional risks and uncertainties that Capitol is not aware of or focused on or currently deems immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, Capitol's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Capitol's common stock could decline significantly, and shareholders could lose all or part of their investment.

Newly Formed Banks Are Likely to Incur Significant Operating Losses That Could Negatively Affect the Availability of Earnings to Support Future Growth.

Many of Capitol's bank subsidiaries are less than three years old and Capitol's oldest bank is twenty-five years old. Capitol engaged in significant new bank development activity in recent periods. Newly formed banks are expected to incur operating losses in their early periods of operation because of an inability to generate sufficient net interest income to cover operating costs. Newly formed banks may never become profitable. Current accounting rules require immediate write-off, rather than capitalization, of start-up costs and, as a result, future newly formed banks are expected to report larger early period operating losses. Those operating losses can be significant and can occur for longer periods than planned depending upon the ability to control operating expenses and generate net interest income, which could affect the availability of earnings retained to support future growth.

If Capitol is Unable to Manage its Growth, its Ability to Provide Quality Services to Customers Could Be Impaired and Cause its Customer and Employee Relations to Suffer.

Capitol has rapidly and significantly expanded its operations, engaged in significant new bank development activity in 2006 and anticipates that further expansion will be required to realize its growth strategy. Capitol's rapid growth has placed significant demands on its management and other resources which, given its expected future growth rate, are likely to continue. To manage future growth, Capitol will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for:

•	transaction processing;
•	operational and financial management; and
•	training, integrating and managing Capitol's growing employee base.

Favorable Environment for Formation of New Banks Could Change Adversely, Which Could Severely Limit Capitol's Expansion Opportunities.

Capitol's growth strategy includes the addition of new banks. Thus far, Capitol has experienced favorable business conditions for the formation of its small, community and customer-focused banks. Those favorable conditions could change suddenly or over an extended period of time. A change in the availability of financial capital, human resources or general economic conditions could eliminate or severely limit expansion opportunities. To the extent Capitol is unable to effectively attract personnel and deploy its capital in new or existing banks, this could adversely affect future asset growth, earnings and the value of Capitol's common stock.

Item 1A. Risk Factors - continued.

Capitol's Banks' Small Size May Make it Difficult to Compete With Larger Institutions Because Capitol is Not Able to Compete With Large Banks in the Offering of Significantly Larger Loans.

Capitol endeavors to capitalize its newly formed banks with a moderate dollar amount permitted by regulatory agencies. As a result, the legal lending limits of Capitol's banks severely constrain the size of loans that those banks can make. In addition, many of the banks' competitors have significantly larger capitalization and, hence, an ability to make significantly larger loans. The inability to offer larger loans limits the revenues that can be earned from interest amounts charged on larger loan balances.

Capitol's banks are intended to be small in size. Many operate from single locations. They are small relative to the dynamic markets in which they operate. Each of those markets has a variety of large and small competitors that have resources far beyond those of Capitol's banks. While it is the intention of Capitol's banks to operate as niche players within their geographic markets, their continued existence is dependent upon being able to attract and retain loan customers in those large markets that are dominated by substantially larger regulated and unregulated financial institutions.

If Capitol Cannot Recruit Additional Highly Qualified Personnel, Capitol's Customer Service Could Suffer, Causing its Customer Base to Decline.

Capitol's strategy is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions is intense. Availability of personnel with appropriate community banking experience varies. If Capitol does not succeed in attracting new employees or retaining and motivating current and future employees, Capitol's business could suffer significantly.

Capitol and its Banks Operate in an Environment Highly Regulated by State and Federal Government; Changes in Federal and State Banking Laws and Regulations Could Have a Negative Impact on Capitol's Business.

As a bank holding company, Capitol is regulated primarily by the Federal Reserve Board. Capitol's current bank affiliates are regulated primarily by the state banking regulators and the FDIC and, in the case of one national bank, the Office of the Comptroller of the Currency (OCC).

Federal and the Various State Laws and Regulations Govern Numerous Aspects of the Banks' Operations, Including:

•	adequate capital and financial condition;
•	permissible types and amounts of extensions of credit and investments;
•	permissible nonbanking activities; and
•	restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Capitol and its banks also undergo periodic examinations by one or more regulatory agencies. Following such examinations, Capitol may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations. Those actions would result from the regulators' judgments based on information available to them at the time of their examination.

Item 1A. Risk Factors - continued.

The banks' operations are required to follow a wide variety of state and federal consumer protection and similar statutes and regulations. Federal and state regulatory restrictions limit the manner in which Capitol and its banks may conduct business and obtain financing. Those laws and regulations can and do change significantly from time to time, and any such change could adversely affect Capitol.

Regulatory Action Could Severely Limit Future Expansion Plans.

To carry out some of its expansion plans, Capitol is required to obtain permission from the Federal Reserve Board. Applications for the formation of new banks are submitted to the state and federal bank regulatory agencies for their approval.

While Capitol's prior experience with the regulatory application process has been favorable, the future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict the expansion plans of Capitol, its current bank subsidiaries and future new start-up banks.

New Accounting or Tax Pronouncements or Interpretations May be Issued by the Accounting Standard-Setters, Regulators or Other Government Bodies Which Could Change Existing Accounting Methods. Changes in Accounting Could Negatively Impact Capitol's Results of Operations and Financial Condition.

    Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on Capitol, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

Capitol's Business Continuity Plans or Data Security Systems Could Prove to be Inadequate, Resulting in a Material Interruption in, or Disruption to, its Business and a Negative Impact on the Results of Operations.

Capitol relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management and other systems. While Capitol has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of Capitol's information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of Capitol's information systems could damage the reputation of Capitol and its banks, result in a loss of customer business, subject Capitol and its subsidiary banks to additional regulatory scrutiny, or expose Capitol to civil litigation and possible financial liability, any of which could have a material adverse effect on Capitol's results of operations.

Item 1A. Risk Factors - continued.

The Banks' Allowances For Loan Losses May Prove Inadequate to Absorb Actual Loan Losses, Which May Adversely Impact Net Income or Increase Operating Losses.

Capitol believes that its consolidated allowance for loan losses is maintained at a level adequate to absorb inherent losses in the loan portfolios at the balance sheet date. Management's estimates are used to determine the allowance and are based on historical loss experience, specific problem loans, value of underlying collateral and other relevant factors. These estimates are subjective and their accuracy depends on the outcome of future events. Actual future losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in interest rates that are generally beyond Capitol's control, actual loan losses could increase significantly. As a result, such losses could exceed current allowance estimates. No assurance can be provided that the allowance will be sufficient to cover actual future loan losses should such losses be realized.

Loan loss experience, which is helpful in estimating the requirements for the allowance for loan losses at any given balance sheet date, has been minimal at many of Capitol's banks. Because many of Capitol's banks are young, they do not have seasoned loan portfolios, and it is likely that the ratio of the allowance for loan losses to total loans may need to be increased in future periods as the loan portfolios become more mature and loss experience evolves. If it becomes necessary to increase the ratio of the allowance for loan losses to total loans, such increases would be accomplished through higher provisions for loan losses, which may adversely impact net income or increase operating losses.

Widespread media reports of concerns about the health of the domestic economy have continued in 2006. Capitol's loan losses in recent years have varied. Further, amounts of nonperforming loans have fluctuated and it is anticipated that levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of the allowance for loan losses. Regulatory agencies may require Capitol or its banks to increase their provision for loan losses or to recognize further loan charge-offs based upon judgments different from those of management. Any increase in the allowance required by regulatory agencies could have a negative impact on Capitol's operating results.

Capitol Could Face Unanticipated Environmental Liabilities or Costs Related to Real Property Owned or Acquired Through Foreclosure. Compliance with Federal, State and Local Environmental Laws and Regulations, Including Those Related to Investigation and Clean-Up of Contaminated Sites, Could Have a Negative Effect on Expenses and Results of Operations.

A significant portion of Capitol's affiliate bank's loan portfolio is secured by real property. During the ordinary course of business, Capitol's affiliate banks may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Capitol's affiliate banks may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require Capitol's affiliate banks to incur substantial expenses and may materially reduce the affected property's value or limit Capitol's affiliate bank's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Capitol's affiliate bank's exposure to environmental liability. Although Capitol's affiliate banks have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.

Item 1A. Risk Factors - continued.

Capitol's Commercial Loan Concentration to Small Businesses and Collateralized by Commercial Real Estate Increases the Risk of Defaults by Borrowers and Substantial Credit Losses Could Result, Causing Shareholders to Lose Their Investment in Capitol's Common Stock.

Capitol's banks make various types of loans, including commercial, consumer, residential mortgage and construction loans. Capitol's strategy emphasizes lending to small businesses and other commercial enterprises. Capitol typically uses commercial real estate as a source of collateral for many of its loans. Recently, regulatory agencies have expressed concern with banks with large concentrations in commercial real estate due to the recent downturn in the real estate market in certain areas of the country possibly leading to increased risk of credit loss and extended periods of sale. Loans to small and medium-sized businesses are generally riskier than single-family mortgage loans. Typically, the success of a small or medium-sized business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business. In addition, small and medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower's ability to repay a loan. Substantial credit losses could result, causing shareholders to lose their entire investment in Capitol's common stock.

Actions by the Open Market Committee of the Federal Reserve Board (FRBOMC) May Adversely Affect Capitol's Net Interest Income.

Changes in Net Interest Income. Capitol's profitability is significantly dependent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits. Therefore, any change in general market interest rates, whether as a result of changes in monetary policies of the Federal Reserve Board or otherwise, can have a significant effect on net interest income. Capitol's assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristic of assets and liabilities. As a result, changes in interest rates can affect net interest income in either a positive or negative way.

Recently, the Federal Reserve has increased interest rates several times. Future stability of interest rates and Federal Reserve Open Market Committee policy, which impact such rates, are uncertain.

Changes in The Yield Curve. Changes in the difference between short and long-term interest rates, commonly known as the yield curve, may also harm Capitol's business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing net interest income.

Existing Subsidiaries of Capitol May Need Additional Funds to Aid in Their Growth or To Meet Other Anticipated Needs Which Could Reduce Capitol's Funds Available For New Bank Development or Other Corporate Purposes.

Future growth of existing banks may require additional capital infusions or other investment by Capitol to maintain compliance with regulatory capital requirements or to meet growth opportunities. Such capital infusions could reduce funds available for development of new banks or other corporate purposes.

Item 1A. Risk Factors - continued.

Capitol has Debt Securities Outstanding Which May Prohibit Future Cash Dividends on Capitol's Common Stock or Otherwise Adversely Affect Regulatory Capital Compliance.

Capitol has a credit facility with an unaffiliated bank under which borrowings of up to $25 million are permitted, subject to certain conditions. Capitol is reliant upon its bank subsidiaries' earnings and dividends to service this debt obligation which may be inadequate to service the obligations, in the event Capitol utilizes this facility.  In the event of violation of the covenants relating to the credit facility, or due to failure to make timely payments of interest and debt principal, the lender may terminate the credit facility. In addition, upon such occurrences, dividends on Capitol's common stock may be prohibited or Capitol may be otherwise unable to make future dividends payments or obtain replacement credit facilities.

Capitol also has several series of trust-preferred securities outstanding, with a liquidation amount totaling about $103.3 million, which are treated as capital for regulatory ratio compliance purposes. Although these securities are viewed as capital for regulatory purposes, they are debt securities which have numerous covenants and other provisions which, in the event of noncompliance, could have an adverse effect on Capitol. For example, these securities permit Capitol to defer the periodic payment of interest for various periods, however, if such payments are deferred, Capitol is prohibited from paying cash dividends on its common stock during deferral periods and until deferred interest is paid. Future payment of interest is dependent upon Capitol's bank subsidiaries' earnings and dividends which may be inadequate to service the obligations. Continued classification of these securities as elements of capital for regulatory purposes is subject to future changes in regulatory rules and regulations and the actions of regulatory agencies, all of which is beyond the control or influence of Capitol.

Capitol's Controls and Procedures May Fail or be Circumvented Which Could Have a Material Adverse Effect on Capitol's Business, Results of Operations and Financial Condition.

Capitol regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Capitol's business, results of operations and financial condition.

Capitol's Bylaws as Well as Certain Banking Laws May Have an Anti-Takeover Effect.

Provisions of Capitol's bylaws, the Michigan Control Share Act, and certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Capitol, even if doing so would be perceived to be beneficial to shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of Capitol's common stock.

Capitol's Bank Subsidiaries Have Decentralized Management Which Could Have a Negative Impact on the Rate of Growth and Profitability of Capitol and its Bank Subsidiaries.

Capitol's bank subsidiaries have independent boards of directors and management teams. This decentralized structure gives the banks control over the day-to-day management of the institution, including credit decisions, the selection of personnel, the pricing of loans and deposits, marketing decisions and the strategy in handling problem loans. This decentralized structure may impact Capitol's ability to uniformly implement corporate or enterprise-wide strategy at the bank level. It may slow Capitol's ability to react to changes in strategic direction due to outside factors such as interest rate changes and changing economic conditions. This decentralized structure may cause additional management time to be spent on internal issues and could negatively impact the growth and profitability of the banks individually and the parent company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The names and locations of Capitol's banks are listed on Pages F-41 - F-42, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," which is incorporated herein by reference.

Most of the banks' locations are leased. Many of Capitol's banks operate from a single location. Most of Capitol's banks' facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking. Ann Arbor Commerce Bank, Capitol's largest bank, occupies the largest leased facility, approximately 18,000 square feet.

Community Bank of Rowan, Elkhart Community Bank, First Carolina State Bank, Goshen Community Bank, Grand Haven Bank, Muskegon Commerce Bank, Paragon Bank & Trust, Peoples State Bank and Portage Commerce Bank own their stand-alone bank primary offices.

Some of Capitol's banks have drive-up customer service capability. Capitol's banks are typically located in or near high traffic centers of commerce in their respective communities. Customer service is enhanced through utilization of ATMs to process some customer-initiated transactions, Internet banking and some of the banks also make available a courier service to pick up transactions at customers' locations.

Capitol's Lansing, Michigan executive offices are located within the same building as Capitol National Bank. Those offices include administrative, operations, legal, accounting, human resources, credit administration, risk management and executive staff.

Data processing centers are located in both Lansing, Michigan and Tempe, Arizona.

Capitol's Phoenix, Arizona executive offices are located within the same building as Camelback Community Bank. Those offices include administrative, operations, credit administration, risk management and executive staff.

Certain office locations are leased from related parties. Rent expense including rent expense under leases with related parties is incorporated by reference from Page F-55, Financial Information Section of Annual Report, under the caption "Note F—Premises and Equipment."

Capitol's subsidiary bank, Brighton Commerce Bank, leases its primary banking facility from Tri-O Development. Three of David O'Leary's adult children are members of the leasing entity; Mr. O'Leary is Capitol's Secretary and a director. Rent paid by Brighton Commerce Bank to the leasing entity amounted to $230,148 in 2006. Capitol's subsidiary bank, Ann Arbor Commerce Bank, leases its primary banking facility from South State Commerce Center L.L.C. Lyle Miller's Trust owns 10% of the membership interest and H. Nicholas Genova's IRA owns 10% of the membership interest of that LLC; Mr. Miller is Vice Chairman and a director of Capitol and Mr. Genova is a director of Capitol. Rent paid by Ann Arbor Commerce Bank amounted to $481,447 in 2006. Capitol and its subsidiary bank, Capitol National Bank, paid rent and tenant improvements of $2,023,549 in 2006 for their principal offices at Capitol Bancorp Center, 200 Washington Square North, Lansing, Michigan, to Business & Trade Center Limited, a Michigan limited partnership, under lease agreements with expiration dates of 2012 and portions which are renewable for periods of 5 years. Capitol entered into a new lease agreement with Business & Trade Center Limited effective January 1, 2006. The new lease agreement has an expiration date of 2020. Joseph D. Reid (Capitol's Chairman and CEO) and Lewis D. Johns (a director of Capitol) are partners of the partnership. East Valley Bank, a branch office of Mesa Bank, has a lease agreement with

Item 2. Properties - continued.

Chandler Properties Group, L.L.C. of which Michael Kasten (Vice Chairman and a director of Capitol) and Michael Devine (a director of Capitol) are members. East Valley Bank paid $94,829 in rent in 2006. The lease rates represent what Capitol believes to be fair market value in the respective markets. All leasing arrangements which involve insiders have been approved by Capitol's ethics committee and reported to bank regulatory agencies prior to their commencement.

Management believes Capitol's and its banks' offices to be in good and adequate condition and adequately covered by insurance.

Item 3. Legal Proceedings.

As of December 31, 2006, there were no material pending legal proceedings to which Capitol or its subsidiaries was a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2006, no matters were submitted to a vote by security holders.

[The remainder of this page intentionally left blank]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.
Market Information:
    Incorporated by reference from Pages F-3 - F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock," Pages F-58 and F-59 under the caption "Note J—Restricted Common Stock and Stock Options" and Pages F-5 - F-6, under the caption "Shareholder Information."

B.	Holders: Incorporated by reference from the second paragraph on Page F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."
C.
Dividends:
    Incorporated by reference from the first paragraph on Page F-4, Financial Information Section of Annual Report under the caption "Information Regarding Capitol's Common Stock." Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share" and Pages F-65 and F-66, Financial Information Section of Annual Report, under the caption "Note P—Dividend Limitations of Subsidiaries and Other Capital Requirements."

D.	Securities Authorized for Issuance Under Equity Compensation Plan:

Summary of Equity Compensation Plans as of December 31, 2006

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	2,011,323	$28.72	41,160
Equity compensation plans not approved by security holders(1)	44,830	20.95	--
Equity compensation plans resulting from share exchanges	513,938	20.09	--

Total	2,570,091	$26.86	41,160

(1)	Stock options issued pursuant to employment agreements with various officers of Capitol and its subsidiaries.
*	Does not include shares of Capitol's common stock that may be issued if Capitol elects to pay awards made under the Capitol Bancorp Ltd. Management Incentive Plan in shares of Capitol's common stock.

E.	Performance Graph. Incorporated by reference from Page F-3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

F.	There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2006.

G.
42,833 shares of Capitol's common stock subject to a restricted stock award made to Joseph D. Reid, Capitol's Chairman and CEO, pursuant to the terms of the Capitol Bancorp Limited Management Incentive Plan vested on January 1, 2006, resulting from the satisfaction of certain performance targets. The shares were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2006, 2005, 2004, 2003 and 2002."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from Pages F-7 - F-32, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Capitol's Business Financial Condition and Results of Operations" and Page F-6, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from Pages F-25 - F-29, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page F-6, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data.

See Item 15 (under subcaption "(a) 1 and 2. Financial Statements/Schedules") of this Form 10-K for specific description of financial statements incorporated by reference from Financial Information Section of Annual Report.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations."

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

Capitol maintains disclosure controls and procedures designed to ensure that the information Capitol must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Capitol's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated Capitol's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Capitol's disclosure controls and procedures are effective.

Item 9A. Controls and Procedures - continued.

Management's Annual Report on Internal Control Over Financial Reporting:

Incorporated by reference from Page F-33, Financial Information Section of Annual Report.

Attestation Report of Independent Registered Public Accounting Firm:

Incorporated by reference from Pages F-34 and F-35, Financial Information Section of Annual Report.

Changes in Internal Control Over Financial Reporting:

No change in Capitol's internal control over financial reporting occurred during Capitol's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Capitol's internal control over financial reporting.

Item 9B. Other Information.

Effective March 14, 2007, the Compensation Committee of Capitol's Board of Directors established base salaries for 2007 and approved bonuses for 2006 for Capitol's named executive officers. 2006 bonuses for Messrs. Hendrickson, Lewis and Thomas and Ms. Reid were $75,000 each. Mr. Reid elected to waive his right to receive his 2006 bonus as discussed below. After consultation with Clark Consulting, Inc. and comparison with market data of executives at similarly situated companies the Compensation Committee elected to increase the salaries of Mr. Hendrickson to $416,000, Mr. Lewis to $425,000, Ms. Reid to $400,000 and Mr. Thomas to $340,000.

After consultation with the Compensation Committee, Mr. Reid agreed to an amendment to his employment agreement which will reduce his total cash compensation and limit the equity incentives paid to him based on the future development of Capitol. Mr. Reid and Capitol executed the amendment to his employment agreement on March 14, 2007. Such amendment becomes effective April 26, 2007 and will remain effective unless Capitol's Board of Directors fails to ratify the Compensation Committee's approval of the amendment. Pursuant to the terms and conditions of the amendment, Mr. Reid's employment agreement was amended to reflect the following:

•	reduce Mr. Reid's salary to $900,000;
•	delete references to Mr. Reid's right to defer his compensation;
•	change the date on which certain amounts are paid to Mr. Reid to avoid any potential issues arising under Section 409A of the Code; and
•
reduce Mr. Reid's compensation for each new bank or holding company opened or acquired by Capitol (each a "New Affiliate") from an option for 30,000 shares of Capitol's common stock to a total amount of $150,000 ($50,000 in cash and a restricted stock award for shares of Capitol's common stock having a fair market value of $100,000).

•	Pursuant to such amendment Mr. Reid is not entitled to receive any compensation for more than ten (10) New Affiliates in each fiscal year.

The amendment to the employment agreement is attached as Exhibit 10(s) to this Form 10-K. As a part of the overall reduction in compensation, Mr. Reid elected to waive his right to receive his bonus for the 2006 calendar year, even though Capitol achieved the performance goals that triggered his bonus, for the 2006 calendar year. Consequently, Mr. Reid will not receive his 2006 bonus. Mr. Reid's bonus for the 2006 calendar year would have been $847,811.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "PROPOSAL ONE: ELECTION OF DIRECTORS," "ROLE OF THE BOARD," "CORPORATE GOVERNANCE," COMMITTEE STRUCTURE," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and "EXECUTIVE OFFICERS."

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "COMPENSATION DISCUSSION & ANALYSIS OVERVIEW," "COMPENSATION COMMITTEE REPORT EQUITY," "SUMMARY COMPENSATION," "GRANTS OF PLAN-BASED AWARDS," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006," "OPTION EXERCISES AND STOCK VESTED 2006," "PENSION BENEFITS 2006," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "NON-EMPLOYEE DIRECTOR COMPENSATION IN 2006," and "POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "STOCK OWNERSHIP," and "PROPOSAL 2: APPROVAL OF CAPITOL BANCORP LIMITED 2007 EQUITY INCENTIVE PLAN - Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," "ROLE OF THE BOARD" and "COMMITTEE STRUCTURE."

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption "RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM."

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2. Financial Statements/Schedules:

The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-33 - F-70 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2006, are incorporated by reference in Item 8:

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets--December 31, 2006 and 2005.

Consolidated statements of income--Years ended December 31, 2006, 2005 and 2004.

Consolidated statements of changes in stockholders' equity--Years ended December 31, 2006, 2005 and 2004.

Consolidated statements of cash flows--Years ended December 31, 2006, 2005 and 2004.

Notes to consolidated financial statements.

All financial statements have been incorporated by reference from the Annual Report or are included in Management's Discussion and Analysis of Financial Condition and Results of Operations. No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

(b) Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 37-39) which immediately precedes such exhibits and is incorporated herein by reference.

[The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD. Registrant By: /s/ Joseph D. Reid Joseph D. Reid Chairman and Chief Executive Officer	By: /s/ Lee W. Hendrickson Lee W. Hendrickson Chief Financial Officer (Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 14, 2007, in the capacities indicated below.

/s/ Joseph D. Reid Joseph D. Reid, Chairman, Chief Executive Officer and Director	/s/ Robert C. Carr Robert C. Carr, Vice Chairman and Director
/s/ David O'Leary David O'Leary, Secretary and Director	/s/ Michael L. Kasten Michael L. Kasten, Vice Chairman and Director
/s/ Lyle W. Miller Lyle W. Miller, Vice Chairman and Director	/s/ David L. Becker David L. Becker, Director
/s/ Paul R. Ballard Paul R. Ballard, Director	/s/ Michael J. Devine __ Michael J. Devine, Director
/s/ Douglas E. Crist Douglas E. Crist, Director	/s/ Gary A. Falkenberg Gary A. Falkenberg, Director
/s/ James C. Epolito James C. Epolito, Director	/s/ Kathleen A. Gaskin Kathleen A. Gaskin, Director
/s/ Joel I. Ferguson Joel I. Ferguson, Director	/s/ Michael F. Hannley Michael F. Hannley, Director
/s/ H. Nicholas Genova H. Nicholas Genova, Director	/s/ John S. Lewis John S. Lewis, President, Western Regions and Director
/s/ Lewis D. Johns Lewis D. Johns, Director	/s/ Kathryn L. Munro Kathryn L. Munro, Director
/s/ Leonard Maas Leonard Maas, Director	/s/ Cristin K. Reid Cristin K. Reid, Corporate President and Director
/s/ Myrl D. Nofziger Myrl D. Nofziger, Director	/s/ Ronald K. Sable Ronald K. Sable, Director

EXHIBIT INDEX

Exhibit No.		Description	Page Number or Incorporated by Reference from:
3		Articles of Incorporation (as amended) and Bylaws (as amended)	(1) (22) (24)
4		Instruments Defining the Rights of Security Holders
	(a)	Common Stock Certificate	(1)
	(b)	Indenture dated December 18, 1997	(11)
	(c)	Subordinated Debenture	(11)
	(d)	Amended and Restated Trust Agreement dated December 18, 1997	(11)
	(e)	Preferred Security Certificate dated December 18, 1997	(11)
	(f)	Preferred Securities Guarantee Agreement of Capitol Trust I dated December 18, 1997	(11)
	(g)	Agreement as to Expenses and Liabilities of Capitol Trust I	(11)
	(h)	Capitol Bancorp Ltd. 2000 Incentive Stock Plan	(18)
10		Material Contracts:
		Capitol Bancorp Limited 2003 Stock Plan*	(20) (22)
		Form of Stock Option Agreement for Awards pursuant to Capitol Bancorp Limited 2003 Stock Plan*	(20)
	(a)	Amended and Restated Employment Agreement of Joseph D. Reid (dated March 17, 2003 and amendment dated April 17, 2003)*	(19)
	(b)	Profit Sharing/401(k) Plan (as amended and restated April 1, 1995)*	(10)
	(b1)	First and Second Amendments to Profit Sharing/401(k) Plan*	(12)
	(b2)	Third, Fourth and Fifth Amendments to Profit Sharing/401(k) Plan*	(14)
	(b3)	Sixth, Seventh, Eighth and Ninth Amendments to Profit Sharing/401(k) Plan*	(15)
	(b4)	Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth Amendments to Profit Sharing/401(k) Plan*	(17)
	(b5)	Sixteenth and Seventeenth Amendments to Profit Sharing/401(k) Plan*	(18)
	(b6)	Eighteenth, Nineteenth and Twentieth Amendments to Profit Sharing/401(k) Plan*	(21)
	(b7)	Twenty-First, Twenty-Second, Twenty-Third, Twenty-Fourth, Twenty-Fifth and Twenty-Sixth Amendments to Profit Sharing/401(k) Plan*	(23)
	(b8)
Twenty-Seventh, Twenty-Eighth, Twenty-Ninth, Thirtieth, Thirty-First, Thirty-Second, Thirty-Third, Thirty-Fourth, Thirty-Fifth, Thirty-Sixth, Thirty-Seventh, Thirty-Eighth, Thirty-Ninth, Fortieth, Forty-First and Forty Second Amendments to Profit Sharing/401(k) Plan*

	(c)	Lease Agreement with Business & Trade Center, Ltd.	(9)
	(d)	Capitol Bancorp Limited Employee Stock Ownership Plan (as amended and restated February 27, 2002)*	(25)

Exhibit No.		Description	Page Number or Incorporated by Reference from:
10		Material Contracts—continued:
	(e)	Employment Agreements with Robert C. Carr, John C. Smythe, and Charles J. McDonald*	(2)
	(f)	Executive Supplemental Income Agreements with Robert C. Carr, Paul R. Ballard, Richard G. Dorner, James R. Kaye, Scott G. Kling, David K. Powers, John C. Smythe and Charles J. McDonald*	(10)
	(g)	Consolidation Agreement between the Corporation and Portage Commerce Bank	(4)
	(h)	Employment Agreement with Richard G. Dorner*	(4)
	(i)	Employment Agreement with David K. Powers*	(5)
	(j)	Definitive Exchange Agreement and Closing Memorandum between Capitol and United Savings Bank, FSB	(6)
	(k)	Employment Agreement with James R. Kaye*	(7)
	(l)	Definitive Exchange Agreement between the Registrant and Financial Center Corporation	(8)
	(m)	Capitol Bancorp Ltd. Management Incentive Plan*	(22)
	(n)	Employment Agreement by and between Sun Community Bancorp Limited and John S. Lewis. (Exhibit 10.7 of Sun Community Bancorp Limited)*	(13)
	(o)	Anti-dilution Agreement by and between Sun Community Bancorp Limited and Capitol Bancorp Ltd. (Exhibit 10.10 of Sun Community Bancorp Limited)	(13)
	(p)	Plan of Share Exchange dated November 16, 2001 between and among Capitol Bancorp Ltd. and Sun Community Bancorp Limited	(16)
	(q)	Restricted Stock Agreement between Capitol Bancorp Ltd. and Joseph D. Reid*	(23)
	(r)	Form of Employment Agreement with Cristin Reid English and Bruce Thomas*	(23)
	(s)	Second Amendment to Employment Agreement with Joseph D. Reid (dated March 14, 2007)*
13		Annual Report to Security Holders A. Marketing Section of 2006 Annual Report B. Financial Information Section of 2006 Annual Report
21		Subsidiaries of the Registrant
23		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Key:
(1)	Form S-18, Reg. No. 33-24728C, filed September 15, 1988.
(2)	Form S-1, Reg. No. 33-30492, filed August 14, 1989.
(3)	Form S-1, Reg. No. 33-31323, filed September 29, 1989.
(4)
Originally filed as exhibit to Form 10-K for year ended December 31, 1990, filed March 6, 1991; refiled as exhibit to Form 10-KSB for year ended December 31, 1995, filed March 14, 1996, due to time limit for incorporation by reference pursuant to Regulation SB Item 10(f).

(5)	Form 10-K for year ended December 31, 1991, filed February 28, 1992.
(6)	Form 8-K dated July 15, 1992, as amended under Form 8 on September 14, 1992.
(7)	Form 10-KSB for year ended December 31, 1992, filed February 25, 1993.
(8)	Form S-4, Reg. No. 33-73474, filed December 27, 1993.
(9)	Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.
(10)	Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.
(11)	Post Effective Amendment No.1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.
(12)	Form 10-K for year ended December 31, 1998, filed March 17, 1999.
(13)	Amendment No. 2 to the Registration Statement on Form S-1 of Sun Community Bancorp Limited (Registration No. 333-76719) dated June 15, 1999.
(14)	Form 10-K for year ended December 31, 1999, filed March 27, 2000.
(15)	Form 10-K for year ended December 31, 2000, filed March 23, 2001.
(16)	Amendment No. 4 to the Registration Statement on Form S-4 Reg. No. 333-73624 filed February 12, 2002.
(17)	Form 10-K for year ended December 31, 2001, filed March 15, 2002.
(18)	Form 10-K for year ended December 31, 2002, filed March 28, 2003.
(19)	Form 10-Q for the period ended March 31, 2003, filed May 14, 2003.
(20)	Form 10-Q for the period ended September 30, 2004, filed October 29, 2004.
(21)	Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(22)	Form 10-Q for the period ended June 30, 2005, filed July 29, 2005.
(23)	Form 10-K for the year ended December 31, 2005, filed March 16, 2006.
(24)	Exhibit 99.1 to Form 8-K filed on February 7, 2007.
(25)	Exhibit 99.1 to Form S-8, Reg. No. 333-137092, filed September 1, 2006.
*	A management contract or compensatory plan required to be filed with this report.