Form 10-Q
period 2007-03-31
CAPITOL BANCORP LTD
filed 2007-04-27
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2007
Common Stock, No par value	17,078,457 shares

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006
(in thousands, except share data)

	(Unaudited)
	March 31	December 31
	2007	2006
ASSETS
Cash and due from banks	$135,538	$169,753
Money market and interest-bearing deposits	19,730	37,204
Federal funds sold	252,363	141,913
Cash and cash equivalents	407,631	348,870
Loans held for sale	27,862	34,593
Investment securities:
Available for sale, carried at market value	15,980	18,904
Held for long-term investment, carried at amortized cost which approximates market value	22,696	21,749
Total investment securities	38,676	40,653
Portfolio loans:
Commercial	3,238,411	3,103,125
Real estate mortgage	247,371	259,604
Installment	135,199	125,949
Total portfolio loans	3,620,981	3,488,678
Less allowance for loan losses	(47,052)	(45,414)
Net portfolio loans	3,573,929	3,443,264
Premises and equipment	55,312	54,295
Accrued interest income	17,466	17,524
Goodwill and other intangibles	70,590	62,215
Other assets	63,060	64,402

TOTAL ASSETS	$4,254,526	$4,065,816

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$615,644	$651,253
Interest-bearing	2,776,391	2,607,232
Total deposits	3,392,035	3,258,485
Debt obligations:
Notes payable and short-term borrowings	173,000	191,154
Subordinated debentures	156,058	101,035
Total debt obligations	329,058	292,189
Accrued interest on deposits and other liabilities	27,841	26,751
Total liabilities	3,748,934	3,577,425

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	123,600	126,512

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares authorized; issued and outstanding: 2007 - 17,074,605 shares 2006 - 16,656,481 shares	267,304	249,244
Retained earnings	114,789	112,779
Market value adjustment (net of tax effect) for investment securities available for sale (accumulated other comprehensive income/loss)	(101)	(144)
Total stockholders' equity	381,992	361,879

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,254,526	$4,065,816

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
(in thousands, except per share data)

	2007	2006
Interest income:
Portfolio loans (including fees)	$73,524	$60,143
Loans held for sale	946	523
Taxable investment securities	208	263
Federal funds sold	2,544	1,818
Other	617	350
Total interest income	77,839	63,097

Interest expense:
Deposits	28,329	17,782
Debt obligations and other	4,829	3,962
Total interest expense	33,158	21,744

Net interest income	44,681	41,353

Provision for loan losses	3,932	2,456
Net interest income after provision for loan losses	40,749	38,897

Noninterest income:
Service charges on deposit accounts	1,105	1,031
Trust and wealth-management revenue	1,037	867
Fees from origination of non-portfolio residential mortgage loans	1,307	1,289
Gains on sale of government-guaranteed loans	800	360
Other	1,336	1,563
Total noninterest income	5,585	5,110

Noninterest expense:
Salaries and employee benefits	26,072	21,550
Occupancy	3,497	2,678
Equipment rent, depreciation and maintenance	2,642	1,966
Other	9,612	5,638
Total noninterest expense	41,823	31,832

Income before income taxes and minority interest	4,511	12,175

Income taxes	1,764	4,381

Income before minority interest	2,747	7,794

Minority interest in net losses of consolidated subsidiaries	3,524	2,159

NET INCOME	$6,271	$9,953

NET INCOME PER SHARE--Note D:
Basic	$0.38	$0.64

Diluted	$0.36	$0.61

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
(in thousands, except share data)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Three Months Ended March 31, 2006

Balances at January 1, 2006	$216,539	$85,553	$(226)	$301,866

Issuance of 55,352 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	931			931

Issuance of 65,750 unvested shares of restricted common stock, net of related unearned employee compensation	--			--

Recognition of compensation expense relating to restricted common stock	384			384

Tax benefit from share-based payments	518			518

Cash dividends paid ($0.20 per share)		(3,173)		(3,173)

Components of comprehensive income:
Net income for the period		9,953		9,953
Market value adjustment for investment securities available for sale (net of income tax effect)			(60)	(60)
Comprehensive income for the period				9,893

BALANCES AT MARCH 31, 2006	$218,372	$92,333	$(286)	$310,419

Three Months Ended March 31, 2007

Balances at January 1, 2007	$249,244	$112,779	$(144)	$361,879

Issuance of 371,314 shares of common stock to acquire minority interest in subsidiaries	15,927			15,927

Issuance of 22,304 shares of common stock upon exercise of stock options, net of common stock surrendered to facilitate exercise	(135)			(135)

Recognition of compensation expense relating to restricted common stock	415			415

Tax benefit from share-based payments	721			721

Issuance of 24,506 shares to employee stock ownership plan	1,132			1,132

Cash dividends paid ($0.25 per share)		(4,261)		(4,261)

Components of comprehensive income:
Net income for the period		6,271		6,271
Market value adjustment for investment securities available for sale (net of income tax effect)			43	43
Comprehensive income for the period				6,314

BALANCES AT MARCH 31, 2007	$267,304	$114,789	$(101)	$381,992

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
(in thousands)

	2007	2006
OPERATING ACTIVITIES
Net income	$6,271	$9,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,932	2,456
Depreciation of premises and equipment	2,164	1,660
Amortization of intangibles	146	146
Net accretion of investment security discounts		(1)
Loss (gain) on sale of premises and equipment	(17)	12
Minority interest in net losses of consolidated subsidiaries	(3,524)	(2,159)
Compensation expense relating to restricted common stock	415	384
Originations and purchases of loans held for sale	(132,370)	(114,117)
Proceeds from sales of loans held for sale	139,101	113,646
Decrease in accrued interest income and other assets	2,466	3,699
Increase (decrease) in accrued interest expense on deposits and other liabilities	1,090	(5,915)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,674	9,764

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale		12
Proceeds from calls, prepayments and maturities of investment securities	3,187	1,517
Purchases of investment securities	(1,096)	(3,907)
Net increase in portfolio loans	(134,597)	(79,826)
Proceeds from sales of premises and equipment	172	23
Purchases of premises and equipment	(3,336)	(5,301)

NET CASH USED BY INVESTING ACTIVITIES	(135,670)	(87,482)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	16,872	58,300
Net increase in certificates of deposit	116,678	94,789
Net payments on debt obligations	(18,154)	(8,461)
Net proceeds from issuance of subordinated debentures	55,000
Resources provided by minority interests	8,036	6,272
Net proceeds from issuance of common stock	(135)	931
Tax benefit from share-based payments	721	518
Cash dividends paid	(4,261)	(3,173)

NET CASH PROVIDED BY FINANCING ACTIVITIES	174,757	149,176

INCREASE IN CASH AND CASH EQUIVALENTS	58,761	71,458

Cash and cash equivalents at beginning of period	348,870	306,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$407,631	$377,566

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

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

The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

The consolidated balance sheet as of December 31, 2006 was derived from audited consolidated financial statements as of that date. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note B - Implementation of New Accounting Standards

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, intended to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Statement No. 156 is effective for years beginning after September 15, 2006, although earlier adoption is permitted. The effect of the standard's adoption effective January 1, 2007 did not have a material effect on Capitol's consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, tax positions are recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions will be measured initially and thereafter as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, presuming the tax authority has full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include disclosure of unrecognized tax benefits. FIN 48 did not have a material effect on Capitol's consolidated financial statements upon implementation effective January 1, 2007.

Note C - Stock Options

Stock option activity for the interim 2007 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price
Outstanding at January 1	2,570,091	$10.81 to $ 37.48	$26.86
Exercised	(41,518)	10.81 to 10.21	17.64
Granted	--
Cancelled or expired	--

Outstanding at March 31	2,528,573	$11.00 to $ 37.48	$27.01

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED - Continued

Note C - Stock Options--Continued

As of March 31, 2007, stock options outstanding had a weighted average remaining contractual life of 3.6 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value as of March 31, 2007:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
$10.00 to 14.99	119,692	$11.22	0.34 years	$3,067,706
$15.00 to 19.99	279,169	16.62	2.58 years	5,647,589
$20.00 to 24.99	452,562	21.67	2.87 years	6,869,891
$25.00 to 29.99	630,857	27.02	3.20 years	6,201,324
$30.00 to 34.99	697,506	32.11	4.44 years	3,306,178
$35.00 or more	348,787	37.48	5.62 years	(219,736)

Total outstanding	2,528,573			$24,872,952

Note D - Net Income Per Share

The computations of basic and diluted earnings per share were as follows (in 1,000s):

	Three Months Ended March 31
	2007	2006

Numerator—net income for the period	$6,271	$9,953

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	16,695	15,642

Effect of dilutive securities:
Unvested restricted shares	51	61
Stock options	572	689
Total effect of dilutive securities	623	750

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,318	16,392

Number of antidilutive stock options excluded from diluted earnings per share computation	--	--

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED - Continued

Note E - New Banks and Other Development Activities

Capitol opened two de novo banks during the first three months of 2007. Bank of Tacoma, located in Tacoma, Washington, opened in January 2007, and Sunrise Community Bank, located in Palm Desert, California, opened in February 2007. Each is majority owned by bank-development subsidiaries controlled by Capitol.

Bank development efforts were currently under consideration at March 31, 2007 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks. As of March 31, 2007, Capitol had applications pending for additional de novo community banks in California, Colorado, New York, Oregon and Washington.

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

Note F - Acquisition of Minority Interests

Effective February 9, 2007, Capitol completed a share exchange transaction which involved the issuance of approximately 371,000 shares of previously unissued common stock in exchange for the nonvoting shares of Capitol Development Bancorp Limited II. Total consideration for this transaction approximated $15.9 million with related goodwill approximating $8.5 million. If this transaction had occurred at the beginning of 2006, net income for the three months ended March 31, 2006 would have been $9.2 million ($0.56 per diluted share).

Note G - Impact of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value, expands related financial statement disclosures and will be effective for Capitol in 2008. Capitol's management has not completed its review of this new standard.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. Statement No. 159 will be applied prospectively and implemented by Capitol effective January 1, 2008. Management has not completed its analysis of this new standard.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED - Continued

Note G - Impact of New Accounting Standards--Continued

Other proposals, interpretations of existing pronouncements or FASB staff positions have been recently issued which include the following:

•	FASB FSP to require recalculation of leveraged leases if the timing of tax benefits affect cash flows; and
•	EITF Issue No. 06-4 which addresses accounting for deferred compensation and post retirement benefits of endorsement split-dollar life insurance.

Capitol's management has not completed its analysis of this new guidance (as proposed, where applicable) although it anticipates the potential impact (if finalized, where applicable) would not be material to Capitol's consolidated financial statements.

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

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $4.3 billion at March 31, 2007, an increase of $188.7 million from the December 31, 2006 level of $4.1 billion. The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets (in $1,000's)
	March 31, 2007	December 31, 2006
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$322,415	$310,407
Bank of Auburn Hills	34,721	31,559
Bank of Belleville	31,613	24,948
Bank of Maumee	12,524	9,915
Bank of Michigan	58,592	51,287
Brighton Commerce Bank	104,613	103,909
Capitol National Bank	239,389	256,741
Detroit Commerce Bank	110,130	106,233
Elkhart Community Bank	85,285	86,883
Evansville Commerce Bank	22,973	20,772
Goshen Community Bank	75,816	80,137
Grand Haven Bank	126,435	129,033
Kent Commerce Bank	81,291	86,916
Macomb Community Bank	94,428	101,353
Muskegon Commerce Bank	92,498	95,551
Oakland Commerce Bank	127,751	134,437
Ohio Commerce Bank	17,074	14,466
Paragon Bank & Trust	93,943	98,804
Portage Commerce Bank	183,448	179,413
Great Lakes Region Total	1,914,939	1,922,764

Southeast Region:
Bank of Valdosta	24,502	21,626
Community Bank of Rowan	57,801	45,503
First Carolina State Bank	95,181	93,819
Peoples State Bank	28,598	32,714
Sunrise Bank of Atlanta	24,297	16,990
Southeast Region Total	230,379	210,652

Midwest Region: Summit Bank of Kansas City	31,884	19,529

Eastern Regions Total	$2,177,202	$2,152,945

Total assets for Capitol's western regions, consolidated totals and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Summary of total assets - continued:

	Total Assets (in $1,000's)
	March 31, 2007	December 31, 2006

Eastern Regions Total (from preceding page)	$2,177,202	$2,152,945

Western Regions:
Southwest Region:
1st Commerce Bank	17,062	14,829
Arrowhead Community Bank	89,413	79,152
Asian Bank of Arizona	19,225	20,248
Bank of Las Vegas	75,135	67,478
Bank of Tucson	189,445	187,683
Black Mountain Community Bank	150,079	138,961
Camelback Community Bank	86,905	83,003
Desert Community Bank	93,994	93,914
Fort Collins Commerce Bank	60,148	54,410
Mesa Bank	206,561	201,776
Red Rock Community Bank	109,102	108,362
Southern Arizona Community Bank	87,618	85,912
Sunrise Bank of Albuquerque	63,469	59,798
Sunrise Bank of Arizona	117,188	119,785
Valley First Community Bank	69,739	72,333
Yuma Community Bank	72,126	74,477
Southwest Region Total	1,507,209	1,462,121

California Region:
Bank of Escondido	88,000	82,412
Bank of San Francisco	28,659	28,122
Bank of Santa Barbara	47,815	42,559
Napa Community Bank	120,147	99,009
Point Loma Community Bank	48,227	43,715
Sunrise Bank of San Diego	83,055	71,170
Sunrise Community Bank(2)	11,148
California Region Total	427,051	366,987

Northwest Region:
Bank of Bellevue	36,424	33,155
Bank of Everett	21,365	20,061
Bank of Tacoma(1)	16,113
Northwest Region Total	73,902	53,216

Western Regions Total	2,008,162	1,882,324

Other, net	69,162	30,547

Consolidated Totals	$4,254,526	$4,065,816

(1)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Portfolio loans increased during the 2007 period by approximately $132 million, compared to net loan growth of about $78 million during the corresponding period of 2006. The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities.

The consolidated allowance for loan losses at March 31, 2007 approximated $47 million or 1.30% of total portfolio loans, consistent with the ratio at the beginning of the year, as asset quality ratios were stable in the first quarter of 2007.

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

	2007	2006
Allowance for loan losses at January 1	$45,414	$40,559

Loans charged-off:
Commercial	(2,444)	(1,718)
Real estate mortgage		(25)
Installment	(193)	(112)
Total charge-offs	(2,637)	(1,855)
Recoveries:
Commercial	242	353
Real estate mortgage	1	1
Installment	100	86
Total recoveries	343	440
Net charge-offs	(2,294)	(1,415)
Additions to allowance charged to expense	3,932	2,456

Allowance for loan losses at March 31	$47,052	$41,600

Average total portfolio loans for period ended March 31	$3,555,432	$3,010,849

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.26%	0.19%

Interim 2007 loan charge-offs, which increased compared to 2006, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans. The increase in loan charge-offs and provision for loan losses in 2007 was associated primarily with Michigan banks, due to a challenging economic environment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	March 31, 2007		December 31, 2006
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans

Commercial	$42,354	1.17%	$41,178	1.18%
Real estate mortgage	2,443	0.07	2,675	0.08
Installment	2,255	0.06	1,561	0.04

Total allowance for loan losses	$47,052	1.30%	$45,414	1.30%

Total portfolio loans outstanding	$3,620,981		$3,488,678

Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	March 31,	December 31,
	2007	2006
Nonaccrual loans:
Commercial	$27,764	$25,219
Real estate mortgage	3,225	3,609
Installment	1,003	898
Total nonaccrual loans	31,992	29,726

Past due (>90 days) loans:
Commercial	4,376	3,860
Real estate mortgage	314	523
Installment	77	165
Total past due loans	4,767	4,548

Total nonperforming loans	$36,759	$34,274

Real estate owned and other repossessed assets	9,114	9,478

Total nonperforming assets	$45,873	$43,752

Nonperforming loans at March 31, 2007 were 1.02% of total portfolio loans, an increase from the corresponding 2006 ratio of 0.87% and a slight increase from the December 31, 2006 ratio of 0.98%. The substantial majority of nonperforming loans at those dates were located in Michigan. Of the nonperforming loans at March 31, 2007, about 70% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at March 31, 2007 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

Potential problem loans include loans which are generally performing as agreed; however, because of loan reviews and/or lending staff's risk assessment, increased monitoring is deemed appropriate. In addition, some loans are assigned a more adverse classification, with specific performance issues or other risk factors requiring close management and development of specific remedial action plans.

At March 31, 2007, potential problem loans (including the previously-mentioned nonperforming loans) approximated $156 million, or about 4.3% of total consolidated portfolio loans, compared to approximately $146 million or about 4.2% at December 31, 2006. These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses. Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as noted in the first three months of 2007.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$297,711	$288,408	$4,496	$4,393	$3,913	$4,441	1.51%	1.52%
Bank of Auburn Hills	30,670	26,432	460	410	946	629	1.50%	1.55%
Bank of Belleville	21,359	17,410	320	260			1.50%	1.49%
Bank of Maumee	8,653	3,327	131	50			1.51%	1.50%
Bank of Michigan	53,024	44,630	798	669			1.50%	1.50%
Brighton Commerce Bank	93,740	94,987	950	995		522	1.01%	1.05%
Capitol National Bank	199,866	196,074	3,217	2,833	4,775	3,365	1.61%	1.44%
Detroit Commerce Bank	102,497	103,153	1,315	1,335	1,283	1,328	1.28%	1.29%
Elkhart Community Bank	77,149	77,515	1,058	1,010	1,573	676	1.37%	1.30%
Evansville Commerce Bank	21,266	14,711	319	232			1.50%	1.58%
Goshen Community Bank	64,440	63,653	879	862		233	1.36%	1.35%
Grand Haven Bank	120,656	120,025	2,646	2,643	3,157	2,682	2.19%	2.20%
Kent Commerce Bank	75,725	83,065	1,283	1,237	881	2,256	1.69%	1.49%
Macomb Community Bank	87,541	87,737	1,895	1,670	6,075	3,738	2.16%	1.90%
Muskegon Commerce Bank	83,305	81,799	1,143	1,231	1,282	3,906	1.37%	1.50%
Oakland Commerce Bank	113,165	114,876	1,780	1,636	1,851	2,862	1.57%	1.42%
Ohio Commerce Bank	3,260	739	46	11			1.41%	1.49%
Paragon Bank & Trust	82,956	82,259	1,362	1,298	2,428	2,132	1.64%	1.58%
Portage Commerce Bank	173,104	167,005	1,784	1,729	1,396	1,380	1.03%	1.04%
Great Lakes Region Total	1,710,087	1,667,805	25,882	24,504	29,560	30,150	1.51%	1.47%

Southeast Region:
Bank of Valdosta	22,383	18,870	335	283			1.50%	1.50%
Community Bank of Rowan	48,177	36,534	704	534			1.46%	1.46%
First Carolina State Bank	73,922	73,884	822	800	266	150	1.11%	1.08%
Peoples State Bank	13,160	15,154	262	263			1.99%	1.74%
Sunrise Bank of Atlanta	21,555	14,553	327	215			1.52%	1.48%
Southeast Region Total	179,197	158,995	2,450	2,095	266	150	1.37%	1.32%

Midwest Region: Summit Bank of Kansas City	22,757	15,645	329	235			1.45%	1.50%

Eastern Regions Total	$1,912,041	$1,842,445	$28,661	$26,834	$29,826	$30,300	1.50%	1.46%

Loan information for Capitol's western regions, consolidated totals and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Summary of loan information - continued:

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Eastern Regions Total (from preceding page)	$1,912,041	$1,842,445	$28,661	$26,834	$29,826	$30,300	1.50%	1.46%

Western Regions:
Southwest Region:
1st Commerce Bank	12,094	9,588	157	125			1.30%	1.30%
Arrowhead Community Bank	73,514	71,252	680	720	193	855	0.92%	1.01%
Asian Bank of Arizona	16,494	14,499	220	200			1.33%	1.38%
Bank of Las Vegas	63,770	62,818	715	705			1.12%	1.12%
Bank of Tucson	155,990	160,009	1,485	1,472	195	199	0.95%	0.92%
Black Mountain Community Bank	131,231	127,844	1,570	1,529			1.20%	1.20%
Camelback Community Bank	81,107	78,922	800	733	11	46	0.99%	0.93%
Desert Community Bank	85,400	83,284	850	830	69	137	1.00%	1.00%
Fort Collins Commerce Bank	57,233	52,147	744	695			1.30%	1.33%
Mesa Bank	191,730	189,863	1,805	1,794	346		0.94%	0.94%
Red Rock Community Bank	99,100	100,010	998	1,084	125	151	1.01%	1.08%
Southern Arizona Community Bank	75,552	77,845	765	775		16	1.01%	1.00%
Sunrise Bank of Albuquerque	60,836	53,027	869	778			1.43%	1.47%
Sunrise Bank of Arizona	108,241	112,720	1,115	1,126		246	1.03%	1.00%
Valley First Community Bank	64,301	66,256	560	611			0.87%	0.92%
Yuma Community Bank	60,281	58,577	520	500			0.86%	0.85%
Southwest Region Total	1,336,874	1,318,661	13,853	13,677	939	1,650	1.04%	1.04%

California Region:
Bank of Escondido	41,975	37,398	420	370	18	19	1.00%	0.99%
Bank of San Francisco	26,068	26,415	378	375			1.45%	1.42%
Bank of Santa Barbara	42,877	40,198	600	533			1.40%	1.33%
Napa Community Bank	77,912	78,467	1,005	1,020	1,503		1.29%	1.30%
Point Loma Community Bank	39,887	38,018	547	510			1.37%	1.34%
Sunrise Bank of San Diego	62,930	65,250	520	540			0.83%	0.83%
Sunrise Community Bank(2)	3,303		45				1.36%
California Region Total	294,952	285,746	3,515	3,348	1,521	19	1.19%	1.17%

Northwest Region:
Bank of Bellevue	34,501	28,037	488	370			1.41%	1.32%
Bank of Everett	18,052	8,269	255	122			1.41%	1.48%
Bank of Tacoma(1)	8,605		118				1.37%
Northwest Region Total	61,158	36,306	861	492			1.41%	1.36%

Western Regions Total	1,692,984	1,640,713	18,229	17,517	2,460	1,669	1.08%	1.07%

Other, net	15,956	5,520	162	1,063	4,473	2,305

Consolidated Totals	$3,620,981	$3,488,678	$47,052	$45,414	$36,759	$34,274	1.30%	1.30%

(1)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.

Results of Operations

Net income for the three months ended March 31, 2007 was $6.3 million, a decrease of 37% over the same period in 2006. Diluted earnings per share for the three-month 2007 period were $0.36 compared to $0.61 for the prior year period, a 41% decrease. Decreased earnings resulted from muted bank performance in each of Capitol’s regions, resulting from margin compression and the continuing challenging economic environment for its Michigan banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

Net interest income for the first three months of 2007 totaled $44.7 million, an 8% increase compared to $41.4 million in 2006. This increase is attributable to the banks' growth in size and the increased number of affiliate banks.

In a changing interest-rate environment, rates of interest on loans reprice more rapidly than interest rates paid on deposits. In 2006, net interest margins increased in concert with actions by the Federal Reserve Board of Governors to increase market rates of interest. As the Federal Reserve Board's most recent actions have held rates steady, interest rates on deposits have increased (again, as a lagging impact of earlier Federal Reserve Board action), reducing net interest margins. Net interest margin approximated 4.67% for the first three months of 2007, a decrease compared to 4.82% for the three months ended December 31, 2006. During the three months ended March 31, 2006, the consolidated net interest margin approximated 5.06%, although the margin briefly increased in later 2006. It is difficult to speculate on future changes in net interest margin. Compression in net interest margin has resulted not only from higher rates of interest paid on deposits and competitive rates on loans, but a shift from noninterest-bearing deposits to interest-bearing deposits.

Noninterest income for the three months ended March 31, 2007 was $5.6 million, an increase of $475,000, or 9%, over the same period in 2006. The increase for the three-month 2007 period was due primarily to higher levels of gains on sale of government-guaranteed loans. Fees from origination of non-portfolio residential mortgage loans totaled $1.3 million for the first quarter of 2007 and 2006. Service charges on deposit accounts in the three-month 2007 period increased slightly compared to 2006.

The provision for loan losses for the three-month period in 2007 was $3.9 million, compared to $2.5 million for the same period in 2006. Provisions for loan losses increased in the 2007 period in response to higher levels of loan charge-offs and portfolio growth. The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

Noninterest expense totaled $41.8 million for the first quarter of 2007, as compared to $31.8 million for the comparable period in 2006. The increase in noninterest expense is associated with adding two new banks in early 2007 and eight banks which were added in 2006 after March, growth in the size of previously-existing banks and increases in general operating costs. Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of the mature banks within the consolidated group, the development of Capitol's wealth management unit and the addition of ten de novo banks. The more significant elements of other noninterest expense consisted of the following (in thousands):

	Three months ended March 31
	2007	2006
Preopening and start-up costs	$928	$596
Advertising	736	633
Directors' fees	683	581
Paper, printing and supplies	652	546
Loan and collection expense	613	268
Travel, lodging and meals	585	424
Regulatory fees	571	194
Bank services (ATMs, telephone banking and Internet banking)	557	334
Professional fees	506	636
Taxes other than income taxes	489	378
Communications	405	310
Postage	263	243
Courier service	236	194
Other	2,388	301
Total	$9,612	$5,638

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

On a linked-quarter basis (i.e., comparison of first quarter 2007 to fourth quarter 2006), salaries and employee benefits increased about 7% and total noninterest expense increased about 2.5%, exclusive of adjustments to year-end accruals which reduced compensation expense primarily relating to loan origination costs.

Operating results (dollars in thousands) were as follows:

	Three months ended March 31
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2007	2006	2007	2006	2007	2006	2007	2006
Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$6,182	$5,791	$839	$926	13.35%	13.99%	1.07%	1.21%
Bank of Auburn Hills	757	235	11	(151)	0.61	n/a	0.14	n/a
Bank of Belleville	421	198	(157)	(188)	n/a	n/a	n/a	n/a
Bank of Maumee	185	n/a	(344)	n/a	n/a	n/a	n/a	n/a
Bank of Michigan	1,080	644	(120)	(150)	n/a	n/a	n/a	n/a
Brighton Commerce Bank	1,961	1,892	142	211	6.21	8.96	0.55	0.80
Capitol National Bank	4,534	4,282	484	777	10.32	16.29	0.81	1.28
Detroit Commerce Bank	2,317	2,093	240	135	10.72	7.00	0.91	0.63
Elkhart Community Bank	1,697	1,472	145	264	6.72	12.96	0.69	1.39
Evansville Commerce Bank	423	n/a	(209)	n/a	n/a	n/a	n/a	n/a
Goshen Community Bank	1,487	1,219	140	82	7.68	4.96	0.74	0.49
Grand Haven Bank	2,401	2,290	233	285	8.51	11.04	0.75	0.93
Kent Commerce Bank	1,777	1,495	(18)	58	n/a	2.83	n/a	0.30
Macomb Community Bank	1,791	1,770	(257)	(28)	n/a	n/a	n/a	n/a
Muskegon Commerce Bank	1,823	1,792	(570)	153	n/a	7.10	n/a	0.64
Oakland Commerce Bank	2,471	2,112	(79)	332	n/a	14.09	n/a	1.17
Ohio Commerce Bank	211	n/a	(184)	n/a	n/a	n/a	n/a	n/a
Paragon Bank & Trust	1,789	1,957	62	269	2.26	9.79	0.26	1.05
Portage Commerce Bank	3,753	3,577	529	645	13.21	16.14	1.18	1.44
Great Lakes Region Total	37,060	32,819	887	3,620

Southeast Region:
Bank of Valdosta	469	n/a	(123)	n/a	n/a	n/a	n/a	n/a
Community Bank of Rowan	1,131	99	(87)	(563)	n/a	n/a	n/a	n/a
First Carolina State Bank	1,728	1,513	157	219	5.40	8.20	0.68	1.07
Peoples State Bank	584	579	70	18	5.89	2.12	1.00	0.24
Sunrise Bank of Atlanta	774	n/a	(64)	n/a	n/a	n/a	n/a	n/a
Southeast Region Total	4,686	2,191	(47)	(326)

Midwest Region: Summit Bank of Kansas City	512	107	(129)	(174)	n/a	n/a	n/a	n/a

Eastern Regions Total	$42,258	$35,117	$711	$3,120

Operating results for Capitol's western regions, consolidated totals and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

Operating results - continued:

	Three months ended March 31
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2007	2006	2007	2006	2007	2006	2007	2006
Eastern Regions Total (from preceding page)	$42,258	$35,117	$711	$3,120

Western Regions:
Southwest Region:
1st Commerce Bank	331	n/a	(116)	n/a	n/a	n/a	n/a	n/a
Arrowhead Community Bank	2,064	1,869	314	226	14.84%	11.59%	1.53%	1.05%
Asian Bank of Arizona	387	n/a	(77)	n/a	n/a	n/a	n/a	n/a
Bank of Las Vegas	1,445	1,167	130	113	5.81	4.82	.0.74	.77
Bank of Tucson	4,028	3,438	1,158	1,058	28.12	29.34	2.55	2.52
Black Mountain Community Bank	3,097	2,474	643	634	19.17	21.81	1.82	1.99
Camelback Community Bank	1,622	1,468	180	207	8.32	10.31	0.85	1.04
Desert Community Bank	1,941	1,608	252	297	11.04	14.90	1.11	1.50
Fort Collins Commerce Bank	1,183	639	137	(32)	6.67	n/a	0.97	n/a
Mesa Bank	5,000	4,373	1,059	1,037	22.66	25.69	2.08	2.27
Red Rock Community Bank	2,256	1,980	438	465	13.54	15.76	1.65	1.88
Southern Arizona Community Bank	1,688	1,586	293	290	13.27	13.46	1.38	1.37
Sunrise Bank of Albuquerque	1,385	1,123	74	120	4.75	7.17	0.49	.83
Sunrise Bank of Arizona	2,394	2,532	142	413	4.94	13.25	0.48	1.47
Valley First Community Bank	1,367	1,402	150	161	7.74	9.24	0.85	.86
Yuma Community Bank	1,493	1,278	239	188	12.52	11.48	1.32	1.24
Southwest Region Total	31,681	26,937	5,016	5,177

California Region:
Bank of Escondido	1,428	1,238	157	199	4.54	8.21	0.77	1.09
Bank of San Francisco	549	269	(81)	(237)	n/a	n/a	n/a	n/a
Bank of Santa Barbara	974	316	(81)	(223)	n/a	n/a	n/a	n/a
Napa Community Bank	2,238	1,630	348	276	11.19	10.27	1.28	1.33
Point Loma Community Bank	901	774	6	18	0.33	1.05	0.05	.19
Sunrise Bank of San Diego	1,661	1,366	105	231	3.99	8.61	0.53	1.34
Sunrise Community Bank(3)	50	n/a	(428)	n/a	n/a	n/a	n/a	n/a
California Region Total	7,801	5,593	26	264

Northwest Region
Bank of Bellevue	707	366	(89)	(141)	n/a	n/a	n/a	n/a
Bank of Everett	444	n/a	(191)	n/a	n/a	n/a	n/a	n/a
Bank of Tacoma(2)	184	n/a	(473)	n/a	n/a	n/a	n/a	n/a
Northwest Region Total	1,335	366	(753)	(141)

Western Regions Total	40,817	32,896	4,289	5,300

Other, net	349	195	1,271	1,533

Consolidated Totals	$83,424	$68,207	$6,271	$9,953	6.74%	13.12%	0.61%	1.13%

n/a - Not applicable.

(1)	Annualized for period presented.
(2)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(3)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits. Total deposits increased $133.5 million for the three months ended March 31, 2007, compared to a $153 million increase in the corresponding period of 2006. Growth occurred in most interest-bearing deposit categories, with the majority coming from certificate of deposit accounts. Capitol's banks generally do not significantly rely on brokered deposits as a key funding source. Brokered deposits approximated $411 million as of March 31, 2007, or about 12% of total deposits, an increase of $58 million during the interim 2007 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching repricing of funding sources and assets.

Noninterest-bearing deposits approximated 18% of total deposits at March 31, 2007, a slight decrease from 20% at December 31, 2006. Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity. The change in noninterest-bearing deposits was particularly significant during the three months ended March 31, 2007. During this period, noninterest-bearing deposits decreased $35.6 million and remained relatively unchanged during the 2006 period. Also during the 2007 period, interest-bearing accounts increased about $169.2 million, resulting in net deposit growth of approximately $133.5 million, which closely paralleled loan growth for the period. Because of the larger growth in interest-bearing deposits, coupled with higher rates on those balances, net interest margins have been reduced.

Interim 2007 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

Cash and cash equivalents amounted to $407.6 million or 10% of total assets at March 31, 2007, compared with $349 million, or 9% of total assets at December 31, 2006. As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time. Management believes the banks' liquidity position at March 31, 2007 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities. Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements. The banks have not engaged in active trading of their investments. At March 31, 2007, Capitol's banks had approximately $16 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks. Borrowings thereunder approximated $172 million and additional borrowing capacity approximated $401 million at March 31, 2007. These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits. Total notes payable and short-term borrowings were $173 million at March 31, 2007. At March 31, 2007, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

Stockholders' equity, as a percentage of total assets, approximated 9% at March 31, 2007 and December 31, 2006.

During March 2007, Capitol participated in two private placement offerings of pooled trust preferred securities, aggregating $55 million. Proceeds from this additional capital will be used for bank development and other corporate purposes. As of March 31, 2007, Capitol’s total capital funds approximated $661.7 million or 15.6% of total assets.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has not changed interbank borrowing rates during the interim 2007 period (rates were increased twice in 2006) and expressed concerns about a variety of economic conditions, as well as mixed messages on the direction of future interest rates. Home mortgage rates have recently increased compared to recent years and residential real estate markets have cooled in various regions, which adversely impacts fee income from the origination of residential mortgages. Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate increases may result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates. The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

Start-up banks generally incur operating losses during their early periods of operations. Start-up banks formed in 2007 and beyond may similarly negatively impact profitability.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions. As mentioned previously, general economic conditions within the state of Michigan continue to have an effect on Capitol’s banks and their customers in what has been described in the media as a one-state recession. It is likely that, absent significant catalysts, Michigan’s economic recovery may take an extended period of time.

Media reports raising questions about the health of the domestic economy have continued in 2007. During the interim 2007 period, nonperforming assets have increased; however, it is difficult to predict future movements in levels of nonperforming assets and related loan losses as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

There are several new accounting standards either becoming effective or being issued in 2007. They are listed and discussed in Notes B and G of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

    Capitol's critical accounting policies are described on pages F-29 - F-31 of the financial section of its 2006 Annual Report. In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for stock options, goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and consolidation policy.

[The remainder of this page intentionally left blank]

PART I, ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Information about Capitol's quantitative and qualitative disclosures about market risk were included in Capitol's annual report on Form 10-K for the year ended December 31, 2006. Capitol does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein (Part I, Item 2), under the caption, "Trends Affecting Operations."

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

Item 1.A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2006, during the three months ended March 31, 2007. Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

Date: April 27, 2007

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