Form 10-Q
period 2007-06-30
CAPITOL BANCORP LTD
filed 2007-07-30
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2007
Common Stock, No par value	17,255,622 shares

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$184,439	$169,753
Money market and interest-bearing deposits	9,389	37,204
Federal funds sold	216,633	141,913
Cash and cash equivalents	410,461	348,870
Loans held for sale	21,356	34,593
Investment securities:
Available for sale, carried at market value	15,377	18,904
Held for long-term investment, carried at
amortized cost which approximates market value	22,697	21,749
Total investment securities	38,074	40,653
Portfolio loans:
Commercial	3,398,448	3,103,125
Real estate mortgage	256,845	259,604
Installment	146,480	125,949
Total portfolio loans	3,801,773	3,488,678
Less allowance for loan losses	(49,349)	(45,414)
Net portfolio loans	3,752,424	3,443,264
Premises and equipment	56,869	54,295
Accrued interest income	18,249	17,524
Goodwill and other intangibles	70,539	62,215
Other assets	71,307	64,402

TOTAL ASSETS	$4,439,279	$4,065,816

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$638,173	$651,253
Interest-bearing	2,885,173	2,607,232
Total deposits	3,523,346	3,258,485
Debt obligations:
Notes payable and short-term borrowings	219,934	191,154
Subordinated debentures	156,082	101,035
Total debt obligations	376,016	292,189
Accrued interest on deposits and other liabilities	27,932	26,751
Total liabilities	3,927,294	3,577,425

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	124,068	126,512

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2007 - 17,255,622 shares
2006 - 16,656,481 shares	271,292	249,244
Retained earnings	116,804	112,779
Market value adjustment (net of tax effect) for
investment securities available for sale (accumulated
other comprehensive income/loss)	(179)	(144)
Total stockholders' equity	387,917	361,879

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,439,279	$4,065,816

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2007 and 2006
(in thousands, except per share data)

	Three-Month Period		Six-Month Period
	2007	2006	2007	2006
Interest income:
Portfolio loans (including fees)	$77,178	$64,577	$150,702	$124,720
Loans held for sale	390	739	1,336	1,262
Taxable investment securities	193	244	401	507
Federal funds sold	3,109	2,010	5,653	3,828
Other	384	626	1,001	976
Total interest income	81,254	68,196	159,093	131,293
Interest expense:
Deposits	30,267	20,397	58,596	38,179
Debt obligations and other	5,445	4,162	10,274	8,124
Total interest expense	35,712	24,559	68,870	46,303
Net interest income	45,542	43,637	90,223	84,990
Provision for loan losses	3,990	2,815	7,922	5,271
Net interest income after
provision for loan losses	41,552	40,822	82,301	79,719
Noninterest income:
Service charges on deposit accounts	1,187	1,103	2,292	2,134
Trust and wealth-management revenue	1,117	768	2,154	1,635
Fees from origination of non-portfolio residential
mortgage loans	1,305	1,440	2,612	2,729
Gains on sale of government-guaranteed loans	550	444	1,350	804
Other	1,684	1,701	3,020	3,264
Total noninterest income	5,843	5,456	11,428	10,566
Noninterest expense:
Salaries and employee benefits	26,437	21,675	52,509	43,225
Occupancy	3,552	2,918	7,049	5,596
Equipment rent, depreciation and maintenance	2,590	2,047	5,232	4,013
Other	9,635	9,974	19,247	15,612
Total noninterest expense	42,214	36,614	84,037	68,446
Income before income taxes
and minority interest	5,181	9,664	9,692	21,839
Income taxes	2,346	3,564	4,110	7,945
Income before minority interest	2,835	6,100	5,582	13,894
Minority interest in net losses of consolidated
subsidiaries	3,463	4,167	6,987	6,326

NET INCOME	$6,298	$10,267	$12,569	$20,220

NET INCOME PER SHARE -- Note D:
Basic	$0.37	$0.65	$0.75	$1.29

Diluted	$0.37	$0.63	$0.73	$1.24

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(in thousands, except share data)
			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Loss	Total

Six Months Ended June 30, 2006

Balances at January 1, 2006	$216,539	$85,553	$(226)	$301,866

Issuance of 102,134 shares of common stock
upon exercise of stock options, net of common
stock surrendered to facilitate exercise	1,717			1,717

Issuance of 79,750 unvested shares of restricted
common stock, net of related unearned employee
compensation	--			--

Recognition of compensation expense relating to
restricted common stock	821			821

Tax benefits from share-based payments	939			939

Cash dividends paid ($0.45 per share)		(7,156)		(7,156)

Components of comprehensive income:
Net income		20,220		20,220
Market value adjustment for investment
securities available for sale (net of income
tax effect)			(99)	(99)
Comprehensive income				20,121

BALANCES AT JUNE 30, 2006	$220,016	$98,617	$(325)	$318,308

Six Months Ended June 30, 2007

Balances at January 1, 2007	$249,244	$112,779	$(144)	$361,879

Issuance of 371,314 shares of common stock
to acquire minority interest in subsidiaries	15,927			15,927

Issuance of 203,321 shares of common stock
upon exercise of stock options, net of
common stock surrendered to facilitate exercise	2,571			2,571

Recognition of compensation expense relating to
restricted common stock	784			784

Tax benefit from share-based payments	1,634			1,634

Issuance of 24,506 shares of common stock to
employee stock ownership plan	1,132			1,132

Cash dividends paid ($0.50 per share)		(8,544)		(8,544)

Components of comprehensive income:
Net income		12,569		12,569
Market value adjustment for investment
securities available for sale (net of income
tax effect)			(35)	(35)
Comprehensive income				12,534

BALANCES AT JUNE 30, 2007	$271,292	$116,804	$(179)	$387,917

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(in thousands)

	2007	2006

OPERATING ACTIVITIES
Net income	$12,569	$20,220
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	7,922	5,271
Depreciation of premises and equipment	4,434	3,426
Amortization of intangibles	159	292
Net amortization of investment security premiums	2	1
Loss (gain) on sale of premises and equipment	(137)	16
Minority interest in net losses of consolidated subsidiaries	(6,987)	(6,326)
Compensation expense relating to restricted common stock	784	821
Originations and purchases of loans held for sale	(288,104)	(242,153)
Proceeds from sales of loans held for sale	301,341	245,764
Decrease (increase) in accrued interest income and other assets	(6,374)	3,536
Increase (decrease) in accrued interest expense on
deposits and other liabilities	1,181	(6,027)

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,790	24,841

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale		443
Proceeds from calls, prepayments and maturities of investment
securities	6,382	6,220
Purchases of investment securities	(3,898)	(5,691)
Net increase in portfolio loans	(317,082)	(207,539)
Proceeds from sales of premises and equipment	332	721
Purchases of premises and equipment	(7,203)	(13,129)

NET CASH USED BY INVESTING ACTIVITIES	(321,469)	(218,975)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and
savings accounts	118,949	56,458
Net increase in certificates of deposit	145,912	145,889
Net borrowings from debt obligations	28,780	1,347
Net proceeds from issuance of subordinated debentures	55,000
Resources provided by minority interests	11,968	39,091
Net proceeds from issuance of common stock	2,571	1,717
Tax benefit from share-based payments	1,634	939
Cash dividends paid	(8,544)	(7,156)

NET CASH PROVIDED BY FINANCING ACTIVITIES	356,270	238,285

INCREASE IN CASH AND CASH EQUIVALENTS	61,591	44,151

Cash and cash equivalents at beginning of period	348,870	306,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$410,461	$350,259

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

The condensed consolidated financial statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim periods.

The results of operations for the periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

The consolidated balance sheet as of December 31, 2006 was derived from audited consolidated financial statements as of that date.  Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note B – Implementation of New Accounting Standards

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

Note C – Stock Options

Stock option activity for the interim 2007 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,570,091	$10.81 to $ 37.48	$26.86
Exercised	(240,897)	10.81 to 33.01	16.51
Granted	18,720	29.33	29.33
Cancelled or expired	(1,474)

Outstanding at June 30	2,346,440	$11.00 to $ 37.48	$27.94

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note C – Stock Options--Continued

18,720 stock options were granted in April 2007 with an aggregate fair value approximating $175,000.  Those stock options become fully vested on December 31, 2007 and expire seven years from date of grant.

As of June 30, 2007, stock options outstanding had a weighted average remaining contractual life of 3.6 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value as of June 30, 2007:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

$10.00 to 14.99	9,019	$12.34	0.70 years	$135,195
$15.00 to 19.99	249,439	16.64	2.52 years	2,666,503
$20.00 to 24.99	438,267	21.60	2.59 years	2,511,270
$25.00 to 29.99	605,707	27.09	3.25 years	145,370
$30.00 to 34.99	695,221	32.10	4.19 years	(3,316,204)
$35.00 or more	348,787	37.48	5.37 years	(3,540,188)

Total outstanding	2,346,440			$(1,398,054)

Note D – Net Income Per Share

The computations of basic and diluted earnings per share were as follows (in 1,000s) for the periods ended June 30:

	Three-Month Period		Six-Month Period
	2007	2006	2007	2006

Numerator—net income for the period	$6,298	$10,267	$12,569	$20,220

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	16,961	15,706	16,829	15,674

Effect of dilutive securities:
Unvested restricted shares	15	56	42	56
Stock options	208	650	351	625
Total effect of dilutive securities	223	706	393	681

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,184	16,412	17,222	16,355

Number of antidilutive stock options excluded from diluted earnings per share computation	1,063	--	368	--

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note E – New Banks and Other Development Activities

Capitol opened three de novo banks during the first six months of 2007.  Bank of Tacoma, located in Tacoma, Washington, opened in January 2007, Sunrise Community Bank, located in Palm Desert, California, opened in February 2007 and Larimer Bank of Commerce, located in Fort Collins, Colorado, opened in May 2007.  In early July 2007, an affiliate bank in Issaquah, Washington, was opened.  Each is majority owned by bank-development subsidiaries controlled by Capitol.

Bank development efforts were currently under consideration at June 2007 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks.  As of June 30, 2007, Capitol had 11 applications pending for additional de novo community banks in Arizona, California, Colorado, Missouri, Nebraska, New York, North Carolina, Oregon and Texas.

Capitol's operating strategy focuses on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise.  Accordingly, Capitol may invest in, acquire or otherwise develop additional banks in future periods, subject to economic conditions and other factors, although the timing of such additional banking units, if any, is uncertain.  Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol.  Most recently, Capitol has recruited several regional bank development executives to pursue de novo and other bank development opportunities in certain regions of the United States where it seeks to expand in future periods.

Note F – Acquisition of Minority Interests

Effective February 9, 2007, Capitol completed a share exchange transaction which involved the issuance of approximately 371,000 shares of previously unissued common stock in exchange for the nonvoting shares of Capitol Development Bancorp Limited II.  Total consideration for this transaction approximated $15.9 million with related goodwill approximating $8.5 million.  If this transaction had occurred at the beginning of 2006, net income for the six months ended June 30, 2006 would have been $19.3 million ($1.15 per diluted share).

Note G – Impact of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expands related financial statement disclosures.  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  Statements No. 157 and 159 will be applied prospectively and implemented by Capitol effective January 1, 2008.  Management has not completed its analysis of these new fair-value related standards.

In June 2007, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which becomes effective for Capitol January 1, 2008.  Management has not completed its review of this new guidance, but expects the effect upon implementation will not be material to Capitol’s consolidated financial statements.

Also recently, the FASB has issued several proposals to amend, supersede or interpret existing accounting standards which may impact Capitol's financial statements at a later date:

•	Proposed amendment to Statement No. 128, Earnings per Share;
•	Proposed replacement of Statement No. 141 regarding Business Combinations; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note G – Impact of New Accounting Standards--Continued

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

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $4.4 billion at June 30, 2007, an increase of $374 million from the December 31, 2006 level of $4.1 billion.  The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets (in $1,000's)
	June 30, 2007	December 31, 2006

Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$335,998	$310,407
Bank of Auburn Hills	44,493	31,559
Bank of Belleville	36,385	24,948
Bank of Maumee	19,726	9,915
Bank of Michigan	63,844	51,287
Brighton Commerce Bank	105,453	103,909
Capitol National Bank	241,785	256,741
Detroit Commerce Bank	109,573	106,233
Elkhart Community Bank	82,252	86,883
Evansville Commerce Bank	34,816	20,772
Goshen Community Bank	82,957	80,137
Grand Haven Bank	130,292	129,033
Kent Commerce Bank	81,503	86,916
Macomb Community Bank	90,378	101,353
Muskegon Commerce Bank	92,113	95,551
Oakland Commerce Bank	122,002	134,437
Ohio Commerce Bank	29,732	14,466
Paragon Bank & Trust	92,756	98,804
Portage Commerce Bank	187,723	179,413
Great Lakes Region Total	1,983,781	1,922,764

Southeast Region:
Bank of Valdosta	31,610	21,626
Community Bank of Rowan	76,760	45,503
First Carolina State Bank	103,625	93,819
Peoples State Bank	28,268	32,714
Sunrise Bank of Atlanta	36,470	16,990
Southeast Region Total	276,733	210,652

Midwest Region: Summit Bank of Kansas City	50,045	19,529

Eastern Regions Total	$2,310,559	$2,152,945

Total assets for Capitol's various western regions and consolidated totals relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets (in $1,000's)
	June 30, 2007	December 31, 2006

Eastern Regions Total (from preceding page)	$2,310,559	$2,152,945

Western Regions:
Southwest Region:
1st Commerce Bank	18,006	14,829
Arrowhead Community Bank	84,700	79,152
Asian Bank of Arizona	22,847	20,248
Bank of Las Vegas	72,337	67,478
Bank of Tucson	182,029	187,683
Black Mountain Community Bank	147,025	138,961
Camelback Community Bank	88,850	83,003
Desert Community Bank	97,392	93,914
Fort Collins Commerce Bank	45,468	54,410
Larimer Bank of Commerce(3)	36,666
Mesa Bank	223,951	201,776
Red Rock Community Bank	108,048	108,362
Southern Arizona Community Bank	91,919	85,912
Sunrise Bank of Albuquerque	71,781	59,798
Sunrise Bank of Arizona	110,199	119,785
Valley First Community Bank	67,121	72,333
Yuma Community Bank	74,171	74,477
Southwest Region Total	1,542,510	1,462,121

California Region:
Bank of Escondido	87,402	82,412
Bank of San Francisco	43,659	28,122
Bank of Santa Barbara	50,645	42,559
Napa Community Bank	119,763	99,009
Point Loma Community Bank	56,053	43,715
Sunrise Bank of San Diego	86,787	71,170
Sunrise Community Bank(2)	15,149
California Region Total	459,458	366,987

Northwest Region:
Bank of Bellevue	38,556	33,155
Bank of Everett	22,943	20,061
Bank of Tacoma(1)	19,939
Northwest Region Total	81,438	53,216

Western Regions Total	2,083,406	1,882,324

Other, net	45,314	30,547

Consolidated Totals	$4,439,279	$4,065,816

(1)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(3)	Commenced operations in May 2007 and is 51%-owned by Capitol Bancorp Colorado Ltd. II, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Portfolio loans increased during the 2007 period by approximately $313 million, compared to net loan growth of about $205 million during the corresponding period of 2006.  The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities.

Geographic diversification of Capitol’s balance sheet has become increasingly important.  For periods prior to 1996, all of Capitol’s banking operations were located in Michigan.  As of June 30, 2007, 46.8% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (47.8% at December 31, 2006).  More importantly at that date, 53.2% of the consolidated loan portfolio relates to banks located in other regions of the country (52.2% at December 31, 2006).  The reason why this is important is that Capitol’s diversification efforts will add stability to earnings and reduce exposure to Michigan’s challenging economy.

The consolidated allowance for loan losses at June 30, 2007 approximated $49.3 million or 1.30% of total portfolio loans, consistent with the ratio at the beginning of the year.

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

	Periods Ended June 30
	Three-Month Period		Six-Month Period
	2007	2006	2007	2006

Allowance for loan losses at beginning of period	$47,052	$41,600	$45,414	$40,559

Loans charged-off:
Commercial	(1,662)	(1,402)	(4,106)	(3,120)
Real estate mortgage	(296)	(23)	(296)	(48)
Installment	(110)	(121)	(303)	(233)
Total charge-offs	(2,068)	(1,546)	(4,705)	(3,401)
Recoveries:
Commercial	325	342	567	695
Real estate mortgage	2	--	3	1
Installment	48	100	148	186
Total recoveries	375	442	718	882
Net charge-offs	(1,693)	(1,104)	(3,987)	(2,519)
Additions to allowance charged to expense	3,990	2,815	7,922	5,271

Allowance for loan losses at June 30	$49,349	$43,311	$49,349	$43,311

Average total portfolio loans for period ended June 30	$3,708,267	$3,121,206	$3,633,402	$3,066,333

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.18%	0.14%	0.22%	0.16%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the six month 2007 period, which increased compared to 2006, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The increase in provisions for loan losses in 2007 was associated primarily with Michigan banks, due to growth in nonperforming loans and a sustained difficult economic climate.

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	June 30, 2007		December 31, 2006
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans

Commercial	$44,260	1.17%	$41,178	1.18%
Real estate mortgage	2,793	0.07	2,675	0.08
Installment	2,296	0.06	1,561	0.04

Total allowance for loan losses	$49,349	1.30%	$45,414	1.30%

Total portfolio loans outstanding	$3,801,773		$3,488,678

Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	June 30,	December 31,
	2007	2006
Nonaccrual loans:
Commercial	$35,261	$25,219
Real estate mortgage	3,475	3,609
Installment	1,363	898
Total nonaccrual loans	40,099	29,726

Past due (>90 days) loans:
Commercial	1,352	3,860
Real estate mortgage	230	523
Installment	40	165
Total past due loans	1,622	4,548

Total nonperforming loans	$41,721	$34,274

Real estate owned and other repossessed assets	10,087	9,478

Total nonperforming assets	$51,808	$43,752

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans at June 30, 2007 approximated 1.10% of total portfolio loans, an increase from the corresponding 2006 ratio of 0.87% and an increase from the December 31, 2006 ratio of 0.98%.  Nonperforming loans increased $7.4 million or 21.7% during the interim 2007 six-month period.  Of this increase, $5.0 million occurred during the three months ended June 30, 2007.  Of the nonperforming loans at June 30, 2007, about 85% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at June 30, 2007 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Total nonperforming loans approximated $41.7 million at June 30, 2007.  Of that total, $34.1 million or 82% related to banks in the Great Lakes Region, with the substantial majority located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 1.92% of total portfolio loans at June 30, 2007.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 1.51% of portfolio loans for the region on a combined basis as of June 30, 2007 and ranging as high as 2% or more for certain banks.  Those ratios can be contrasted with other regions of the company with substantially lower levels of nonperforming loans, such as the Southwest Region, which had a composite allowance for loan losses ratio as a percentage of portfolio loans of 1.04% as of June 30, 2007.

Foreclosure laws in Michigan favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) takes much longer than many other states.  Further, once the property is available to the bank for sale or liquidation, market conditions, as they are currently (particularly in Michigan), may not be conducive to rapid marketing of the properties.

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention.  This loan review process is a continuous activity which periodically updates internal loan ratings.  At inception, all loans are individually assigned a rating which grades the credits on a risk basis, based on the financial strength of the borrower and guarantors and other factors such as nature of the borrower's business climate, local economic conditions and other subjective factors.  The loan rating process is fluid and subjective.

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

At June 30, 2007, potential problem loans (including the previously-mentioned nonperforming loans) approximated $177 million, or about 4.7% of total consolidated portfolio loans, compared to approximately $146 million or about 4.2% at December 31, 2006.  These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first six months of 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
	2007	2006	2007	2006	2007	2006	2007	2006

Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$307,181	$288,408	$4,570	$4,393	$4,109	$4,441	1.49%	1.52%
Bank of Auburn Hills	34,835	26,432	575	410	584	629	1.65%	1.55%
Bank of Belleville	30,132	17,410	450	260			1.49%	1.49%
Bank of Maumee	14,143	3,327	212	50			1.50%	1.50%
Bank of Michigan	57,499	44,630	864	669			1.50%	1.50%
Brighton Commerce Bank	99,162	94,987	975	995	18	522	0.98%	1.05%
Capitol National Bank	207,007	196,074	3,370	2,833	5,458	3,365	1.63%	1.44%
Detroit Commerce Bank	105,514	103,153	1,172	1,335	1,316	1,328	1.11%	1.29%
Elkhart Community Bank	78,260	77,515	1,107	1,010	2,034	676	1.41%	1.30%
Evansville Commerce Bank	29,159	14,711	432	232			1.48%	1.58%
Goshen Community Bank	67,042	63,653	819	862	88	233	1.22%	1.35%
Grand Haven Bank	122,315	120,025	2,654	2,643	4,605	2,682	2.17%	2.20%
Kent Commerce Bank	77,043	83,065	1,309	1,237	643	2,256	1.70%	1.49%
Macomb Community Bank	86,596	87,737	2,075	1,670	8,474	3,738	2.40%	1.90%
Muskegon Commerce Bank	83,111	81,799	1,280	1,231	1,393	3,906	1.54%	1.50%
Oakland Commerce Bank	110,449	114,876	1,817	1,636	2,602	2,862	1.65%	1.42%
Ohio Commerce Bank	11,181	739	168	11			1.50%	1.49%
Paragon Bank & Trust	82,098	82,259	1,260	1,298	2,124	2,132	1.53%	1.58%
Portage Commerce Bank	174,841	167,005	1,733	1,729	615	1,380	0.99%	1.04%
Great Lakes Region Total	1,777,568	1,667,805	26,842	24,504	34,063	30,150	1.51%	1.47%

Southeast Region:
Bank of Valdosta	27,202	18,870	408	283			1.50%	1.50%
Community Bank of Rowan	63,058	36,534	920	534			1.46%	1.46%
First Carolina State Bank	83,026	73,884	935	800	315	150	1.13%	1.08%
Peoples State Bank	12,460	15,154	240	263			1.93%	1.74%
Sunrise Bank of Atlanta	30,569	14,553	452	215			1.48%	1.48%
Southeast Region Total	216,315	158,995	2,955	2,095	315	150	1.37%	1.32%

Midwest Region:
Summit Bank of Kansas City	30,570	15,645	467	235			1.53%	1.50%

Eastern Regions Total	$2,024,453	$1,842,445	$30,264	$26,834	$34,378	$30,300	1.49%	1.46%

Information for Capitol's various western regions and consolidated totals relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
	2007	2006	2007	2006	2007	2006	2007	2006

Eastern Regions Total (from preceding page)	$2,024,453	$1,842,445	$30,264	$26,834	$34,378	$30,300	1.49%	1.46%

Western Regions:
Southwest Region:
1st Commerce Bank	14,710	9,588	210	125			1.43%	1.30%
Arrowhead Community Bank	76,640	71,252	701	720	315	855	0.91%	1.01%
Asian Bank of Arizona	19,413	14,499	290	200			1.49%	1.38%
Bank of Las Vegas	62,837	62,818	725	705			1.15%	1.12%
Bank of Tucson	149,486	160,009	1,295	1,472	193	199	0.87%	0.92%
Black Mountain Community Bank	130,639	127,844	1,540	1,529			1.18%	1.20%
Camelback Community Bank	82,591	78,922	826	733		46	1.00%	0.93%
Desert Community Bank	87,588	83,284	801	830	69	137	0.91%	1.00%
Fort Collins Commerce Bank	42,590	52,147	679	695			1.59%	1.33%
Larimer Bank of Commerce(3)	32,075		492				1.53%
Mesa Bank	201,036	189,863	1,925	1,794	346		0.96%	0.94%
Red Rock Community Bank	101,220	100,010	1,013	1,084	112	151	1.00%	1.08%
Southern Arizona Community Bank	75,435	77,845	750	775		16	0.99%	1.00%
Sunrise Bank of Albuquerque	67,689	53,027	965	778	1		1.43%	1.47%
Sunrise Bank of Arizona	102,654	112,720	1,081	1,126	54	246	1.05%	1.00%
Valley First Community Bank	62,404	66,256	510	611			0.82%	0.92%
Yuma Community Bank	60,713	58,577	480	500			0.79%	0.85%
Southwest Region Total	1,369,720	1,318,661	14,283	13,677	1,090	1,650	1.04%	1.04%

California Region:
Bank of Escondido	45,469	37,398	455	370	253	19	1.00%	0.99%
Bank of San Francisco	28,657	26,415	427	375			1.49%	1.42%
Bank of Santa Barbara	46,441	40,198	640	533			1.38%	1.33%
Napa Community Bank	87,616	78,467	962	1,020	2,025		1.10%	1.30%
Point Loma Community Bank	41,847	38,018	589	510			1.41%	1.34%
Sunrise Bank of San Diego	69,028	65,250	645	540			0.93%	0.83%
Sunrise Community Bank(2)	9,917		134				1.35%
California Region Total	328,975	285,746	3,852	3,348	2,278	19	1.17%	1.17%

Northwest Region:
Bank of Bellevue	35,594	28,037	530	370			1.49%	1.32%
Bank of Everett	18,122	8,269	260	122			1.43%	1.48%
Bank of Tacoma(1)	8,781		125				1.42%
Northwest Region Total	62,497	36,306	915	492			1.46%	1.36%

Western Region Total	1,761,192	1,640,713	19,050	17,517	3,368	1,669	1.08%	1.07%

Other, net	16,128	5,520	35	1,063	3,975	2,305

Consolidated Totals	$3,801,773	$3,488,678	$49,349	$45,414	$41,721	$34,274	1.30%	1.30%

(1)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(3)	Commenced operations in May 2007 and is 51%-owned by Capitol Bancorp Colorado Ltd. II, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Second quarter 2007 earnings were $6.3 million, a decrease of 39% compared to the corresponding period of 2006; diluted earnings per share were $0.37 for the 2007 period, a decrease of 41% compared to $0.63 in 2006.  Net income for the six months ended June 30, 2007 was $12.6 million, a decrease of 38% compared to the same period in 2006.  Diluted earnings per share for the six-month 2007 period were $0.73 compared to $1.24 for the prior year period, a 41% decrease.

The primary reason for the interim 2007 earnings decline was weak bank performance, particularly within the Great Lakes Region.  On a combined basis, Great Lakes Region banks in existence for both the 2007 and 2006 six-month periods reported results $3.8 million lower or about 50% of their results in the 2006 six-month period.  Within this group of banks, Capitol’s mature wholly-owned Michigan-based banks reported an earnings decrease of $4.1 million in the 2007 period, half of their earnings in the six-month 2006 period.  In Capitol’s Southwest Region, which has consistently reported earnings growth, its banks (excluding banks added in 2007) reported a marginal decrease in combined earnings results.  The regional distribution of Capitol’s bank performance and related earnings contribution underscores the importance of the previously-discussed emphasis on geographic diversification.

Analytical Review

Net interest income for the first six months of 2007 totaled $90.2 million, a 6% increase compared to $85 million in 2006.  Net interest income for the three months ended June 30, 2007 totaled $45.5 million, a 4% increase compared to $43.6 million in 2006.  This increase is attributable to the banks' growth in size and the increased number of affiliate banks.

In a changing interest-rate environment, rates of interest on loans reprice more rapidly than interest rates paid on deposits.  In 2006, net interest margins increased in concert with actions by the Federal Reserve Board of Governors to increase market rates of interest.  As the Federal Reserve Board's most recent actions have held rates steady, interest rates on deposits have increased (again, as a lagging impact of earlier Federal Reserve Board action), reducing net interest margins.  Net interest margin approximated 4.53% for the three months ended June 30, 2007, a decrease compared to 4.67% for the three months ended March 31, 2007.  During the three months ended June 30, 2006, the consolidated net interest margin approximated 5.17%.  Several causal factors impacted the 2007 margin, including competitive pressures at the bank level in pricing of loans and deposits, impact of the flat yield curve, higher interest costs associated with subordinated debt securities added near the end of the first quarter of 2007 and elevated levels of nonperforming loans.  It is difficult to speculate on future changes in net interest margin.  Compression in net interest margin has resulted not only from higher rates of interest paid on deposits and competitive rates on loans, but a shift from noninterest-bearing deposits to interest-bearing deposits.

Noninterest income for the six months ended June 30, 2007 was $11.4 million, an increase of $862,000, or 8%, over the same period in 2006.  Noninterest income for the three months ended June 30, 2007 was $5.8 million, a 7% increase from the same period in 2006.  The increase for the six-month 2007 period was due to increases of $519,000 in trust and wealth-management revenue and $546,000 from gains on sale of government-guaranteed loans.  Fees from origination of non-portfolio residential mortgage loans totaled $1.3 million for the second quarter of 2007 and were $2.6 million for the six-month period, reduced from $1.4 million and $2.7 million for the comparable periods in 2006.  Service charges on deposit accounts in the six-month 2007 period increased slightly compared to 2006.

The provision for loan losses for the six-month period in 2007 was $7.9 million, compared to $5.3 million for the same period in 2006.  The provision for loan losses for the three months ended June 30, 2007 was $4 million as compared to $2.8 million during the corresponding 2006 period.  Provisions for loan losses increased in the 2007 period in response to higher levels of loan charge-offs and portfolio growth.  The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $84 million for the six-month 2007 period and $42.2 million for the second quarter of 2007, compared to $68.4 million and $36.6 million, respectively, for the comparable periods in 2006.  The increase in noninterest expense is associated with adding three new banks in 2007 and three banks which were added in the second half of 2006, growth in the size of previously-existing banks and increases in general operating costs.  Increases in both occupancy and salaries and employee benefits relate primarily to the growth in the size of the mature banks within the consolidated group, the development of Capitol's wealth management unit and the addition of six de novo banks.

The largest element of noninterest expense is salaries and employee benefits, which approximated $52.5 million for the six months ended June 30, 2007, compared to $43.2 million for the corresponding period of 2006, an increase of $9.3 million.  Of that increase, $3.1 million related to banks opened after June 30, 2006, $5.9 million related to all other banks within the consolidated group and the remainder consisted of added labor costs at corporate and other.

The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended June 30:

	Three-Month Period		Six-Month Period
	2007	2006	2007	2006

Advertising	$926	$748	$1,662	$1,381
Paper, printing and supplies	715	615	1,367	1,161
Directors' fees	676	565	1,359	1,146
Travel, lodging and meals	758	567	1,343	991
Preopening and start-up costs	368	2,843	1,296	3,439
Regulatory fees	650	210	1,221	404
Professional fees	614	516	1,120	1,152
Bank services (ATMs, telephone banking and Internet banking)	504	349	1,061	683
Loan and collection expense	431	274	1,044	542
Taxes other than income taxes	439	340	928	718
Communications	428	339	833	649
Postage	279	257	542	500
Courier service	240	217	476	411
Other	2,607	2,134	4,995	2,435
Total	$9,635	$9,974	$19,247	$15,612

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations– Continued

        Operating results (dollars in thousands) were as follows:

	Six months ended June 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2007	2006	2007	2006	2007	2006	2007	2006

Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$12,488	$11,671	$1,756	$1,936	13.70%	14.57%	1.09%	1.27%
Bank of Auburn Hills	1,573	602	(31)	(287)	n/a	n/a	n/a	n/a
Bank of Belleville	962	467	(321)	(359)	n/a	n/a	n/a	n/a
Bank of Maumee	473	n/a	(627)	n/a	n/a	n/a	n/a	n/a
Bank of Michigan	2,327	1,365	(94)	(227)	n/a	n/a	n/a	n/a
Brighton Commerce Bank	4,069	3,817	309	433	6.80	9.23	0.59	0.83
Capitol National Bank	9,040	8,711	1,126	1,566	12.00	16.35	0.94	1.27
Detroit Commerce Bank	4,542	4,315	443	539	9.72	13.50	0.83	1.21
Elkhart Community Bank	3,378	3,047	375	516	8.64	12.49	0.90	1.32
Evansville Commerce Bank	1,051	53	(385)	(451)	n/a	n/a	n/a	n/a
Goshen Community Bank	2,949	2,471	216	200	5.87	5.98	0.58	0.59
Grand Haven Bank	4,788	4,740	367	646	6.71	12.14	0.58	1.03
Kent Commerce Bank	3,411	3,248	69	239	1.63	5.68	0.17	0.60
Macomb Community Bank	3,386	3,774	(515)	152	n/a	3.58	n/a	0.32
Muskegon Commerce Bank	3,608	3,753	(565)	245	n/a	5.70	n/a	0.51
Oakland Commerce Bank	4,881	4,633	54	691	1.08	14.43	0.09	1.17
Ohio Commerce Bank	556	n/a	(402)	n/a	n/a	n/a	n/a	n/a
Paragon Bank & Trust	3,530	3,944	21	575	0.38	10.39	0.04	1.13
Portage Commerce Bank	7,623	7,205	1,112	1,281	13.86	15.99	1.23	1.42
Great Lakes Region Total	74,635	67,816	2,908	7,695

Southeast Region:
Bank of Valdosta	1,051	8	(227)	(446)	n/a	n/a	n/a	n/a
Community Bank of Rowan	2,503	484	(177)	(735)	n/a	n/a	n/a	n/a
First Carolina State Bank	3,527	3,041	262	457	4.48	8.29	0.56	1.11
Peoples State Bank	1,142	1,216	144	39	5.97	2.24	1.03	0.23
Sunrise Bank of Atlanta	1,786	56	(110)	(699)	n/a	n/a	n/a	n/a
Southeast Region Total	10,009	4,805	(108)	(1,384)

Midwest Region:
Summit Bank of Kansas City	1,404	254	(252)	(358)	n/a	n/a	n/a	n/a

Eastern Regions Total	$86,048	$72,875	$2,548	$5,953

Operating results for Capitol's various western regions, consolidated totals and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Six months ended June 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2007	2006	2007	2006	2007	2006	2007	2006

Eastern Regions Total (from preceding page)	$86,048	$72,875	$2,548	$5,953

Western Regions:
Southwest Region:
1st Commerce Bank	690	n/a	(270)	n/a	n/a	n/a	n/a	n/a
Arrowhead Community Bank	4,267	3,871	649	544	15.62%	13.69%	1.56%	1.26%
Asian Bank of Arizona	818	97	(326)	(351)	n/a	n/a	n/a	n/a
Bank of Las Vegas	2,997	2,495	329	368	7.33	7.72	0.92	1.19
Bank of Tucson	7,984	7,197	2,368	2,192	28.42	29.65	2.64	2.55
Black Mountain Community Bank	6,136	5,032	1,300	1,294	18.94	21.70	1.83	2.05
Camelback Community Bank	3,417	3,048	448	451	10.28	11.11	1.03	1.12
Desert Community Bank	3,969	3,382	583	610	12.59	15.00	1.26	1.51
Fort Collins Commerce Bank	2,375	1,385	369	(72)	8.80	n/a	1.33	n/a
Larimer Bank of Commerce(4)	363	n/a	(544)	n/a	n/a	n/a	n/a	n/a
Mesa Bank	10,046	9,032	2,076	2,100	22.86	31.28	2.02	2.43
Red Rock Community Bank	4,622	4,115	873	1,058	13.31	17.62	1.62	2.09
Southern Arizona Community Bank	3,435	3,238	581	556	12.98	12.75	1.32	1.30
Sunrise Bank of Albuquerque	2,983	2,267	245	201	7.75	6.02	0.75	0.71
Sunrise Bank of Arizona	4,845	5,176	374	853	6.50	13.43	0.64	1.49
Valley First Community Bank	2,669	2,807	256	365	6.53	10.25	0.74	0.99
Yuma Community Bank	2,999	2,807	532	509	13.88	15.22	1.48	1.58
Southwest Region Total	64,615	55,949	9,843	10,678

California Region:
Bank of Escondido	2,847	2,548	310	441	4.42	8.96	0.75	1.19
Bank of San Francisco	1,248	651	(204)	(419)	n/a	n/a	n/a	n/a
Bank of Santa Barbara	1,988	760	(146)	(414)	n/a	n/a	n/a	n/a
Napa Community Bank	4,487	3,307	626	594	9.89	10.79	1.10	1.45
Point Loma Community Bank	1,984	1,519	34	48	0.99	1.38	0.14	0.25
Sunrise Bank of San Diego	3,458	2,819	163	498	3.09	9.25	0.40	1.45
Sunrise Community Bank(3)	346	n/a	(657)	n/a	n/a	n/a	n/a	n/a
California Region Total	16,358	11,604	126	748

Northwest Region
Bank of Bellevue	1,510	848	(125)	(237)	n/a	n/a	n/a	n/a
Bank of Everett	917	n/a	(304)	(212)	n/a	n/a	n/a	n/a
Bank of Tacoma(2)	480	n/a	(663)	n/a	n/a	n/a	n/a	n/a
Northwest Region Total	2,907	848	(1,092)	(449)

Western Regions Total	83,880	68,401	8,877	10,977

Other, net	593	583	1,144	3,290

Consolidated Totals	$170,521	$141,859	$12,569	$20,220	6.65%	13.01%	0.59%	1.13%

  n/a – Not applicable.

(1)	Annualized for period presented.
(2)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(3)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(4)	Commenced operations in May 2007 and is 51%-owned by Capitol Bancorp Colorado Ltd. II, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits.  Total deposits increased $265 million for the six months ended June 30, 2007, compared to a $202 million increase in the corresponding period of 2006.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Capitol's banks generally do not significantly rely on brokered deposits as a key funding source.  Brokered deposits approximated $390 million as of June 30, 2007, or about 11% of total deposits, an increase of $36 million during the interim 2007 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching repricing of funding sources and assets.

Noninterest-bearing deposits approximated 18% of total deposits at June 30, 2007, a decrease from 20% at December 31, 2006.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.  The change in noninterest-bearing deposits was particularly significant during the six months ended June 30, 2007.  During this six month period, noninterest-bearing deposits decreased $13 million and remained relatively unchanged during the 2006 period.  During the three months ended March 31, 2007, noninterest-bearing deposits decreased $35 million, which was a somewhat unusual fluctuation on a consolidated basis.  During the three months ended June 30, 2007, noninterest-bearing deposits increased $22 million.

Also during the 2007 period, interest-bearing accounts increased about $278 million, resulting in net deposit growth of approximately $265 million, which closely paralleled loan growth for the period.  Because of the larger growth in interest-bearing deposits, coupled with higher rates on those balances and decreased noninterest-bearing deposits, net interest margins have decreased.

Interim 2007 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

Cash and cash equivalents amounted to $410 million or 9% of total assets at June 30, 2007, compared with $349 million, or 9% of total assets at December 31, 2006.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at June 30, 2007 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements.  The banks have not engaged in active trading of their investments.  At June 30, 2007, Capitol's banks had approximately $15 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $198 million and additional borrowing capacity approximated $415 million at June 30, 2007.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits.  Total notes payable and short-term borrowings were $220 million at June 30, 2007.  At June 30, 2007, Capitol had unused lines of credit from an unrelated financial institution aggregating $25 million.

Stockholders' equity, as a percentage of total assets, approximated 8.7% at June 30, 2007 and 8.9% at December 31, 2006.

During March 2007, Capitol participated in two private placement offerings of pooled trust-preferred securities, aggregating $55 million.  Proceeds from this additional capital will be used for bank development and other corporate purposes.  As of June 30, 2007, Capitol’s total capital funds (i.e., the sum of stockholders’ equity, minority interests in consolidated subsidiaries and subordinated debentures) approximated $668 million or 15% of total assets.

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
AND RESULTS OF OPERATIONS – Continued

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

The Board of Governors of the Federal Reserve, which influences interest rates, has not changed interbank borrowing rates during the interim 2007 period (rates were increased several times during 2006) and expressed concerns about a variety of economic conditions, as well as mixed messages on the direction of future interest rates.  Home mortgage rates have recently increased compared to recent years and residential real estate markets have cooled in various regions, which adversely impacts fee income from the origination of residential mortgages.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate increases may result in higher interest income to Capitol in the near term; however, depositors will similarly expect higher rates of interest on their accounts, potentially offsetting much of the benefit of rising interest rates.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

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

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-29 – F-31 of the financial section of its 2006 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for stock options, goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and consolidation policy.

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

Item 1.A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2006, during the six months ended June 30, 2007.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders.

(a)  Capitol’s annual meeting of shareholders was held on April 26, 2007.

(b)  The following matters were voted upon at the annual meeting of shareholders:

        (1)  The election of the nominees for the board of directors was voted on by the shareholders.  The nominees, all of whom were elected, are listed below.  The following votes were tabulated:

	For	Against

Class I Directors (nominees to serve until 2008 annual meeting)
Paul R. Ballard	14,052,490	756,909
Michael F. Hannley	14,401,915	407,484
Richard A. Henderson	14,477,682	331,717
Lewis D. Johns	11,912,029	2,897,370
Lyle W. Miller	14,387,828	421,571
Cristin K. Reid	14,367,113	442,286

Class II Directors (nominees to serve until 2009 annual meeting)
Michael J. Devine	14,254,819	554,580
Gary A. Falkenberg	14,216,764	592,635
Joel I. Ferguson	14,400,369	409,030
H. Nicholas Genova	14,435,064	374,335
John S. Lewis	14,402,168	407,231
Leonard Maas	11,834,957	2,974,442
Myrl D. Nofziger	14,542,191	267,208
David O’Leary	14,427,260	382,139

Class III Directors (nominees to serve until 2010 annual meeting)
David L. Becker	14,364,890	444,509
Robert C. Carr (deceased July 4, 2007)	14,402,628	406,771
Douglas E. Crist	14,059,796	749,603

PART II.  OTHER INFORMATION – Continued

Item 4.	Submission of Matters to a Vote of Security Holders. – Continued

	For	Against

Class III Directors (nominees to serve until 2010 annual meeting)
James C. Epolito	14,166,108	643,291
Kathleen A. Gaskin	14,056,450	752,949
Michael L. Kasten	14,411,875	397,524
Joseph D. Reid	14,397,207	412,192
Ronald K. Sable	14,402,146	407,253

(2) Shareholders voted on the proposal regarding the Capitol Bancorp Limited 2007 Equity Incentive Plan. The following votes were tabulated:

For	Against	Abstain

8,128,119	3,325,950	82,268

Item 5.	Other Information. None.
Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  July 30, 2007

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