Form 10-Q
period 2007-09-30
CAPITOL BANCORP LTD
filed 2007-10-31
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2007
Common Stock, No par value	17,310,409 shares

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$162,375	$169,753
Money market and interest-bearing deposits	26,095	37,204
Federal funds sold	194,445	141,913
Cash and cash equivalents	382,915	348,870
Loans held for sale	25,980	34,593
Investment securities:
Available for sale, carried at market value	15,379	18,904
Held for long-term investment, carried at
amortized cost which approximates market value	24,136	21,749
Total investment securities	39,515	40,653
Portfolio loans:
Commercial	3,605,794	3,103,125
Real estate mortgage	263,590	259,604
Installment	161,000	125,949
Total portfolio loans	4,030,384	3,488,678
Less allowance for loan losses	(52,851)	(45,414)
Net portfolio loans	3,977,533	3,443,264
Premises and equipment	57,802	54,295
Accrued interest income	19,657	17,524
Goodwill and other intangibles	70,859	62,215
Other assets	79,751	64,402

TOTAL ASSETS	$4,654,012	$4,065,816

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$636,534	$651,253
Interest-bearing	3,037,416	2,607,232
Total deposits	3,673,950	3,258,485
Debt obligations:
Notes payable and short-term borrowings	259,885	191,154
Subordinated debentures	156,106	101,035
Total debt obligations	415,991	292,189
Accrued interest on deposits and other liabilities	30,534	26,751
Total liabilities	4,120,475	3,577,425

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	143,071	126,512

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2007 - 17,310,409 shares
2006 - 16,656,481 shares	272,078	249,244
Retained earnings	118,455	112,779
Market value adjustment (net of tax effect) for
investment securities available for sale (accumulated
other comprehensive income/loss)	(67)	(144)
Total stockholders' equity	390,466	361,879

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,654,012	$4,065,816

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(in thousands, except per share data)

	Three-Month Period		Nine-Month Period
	2007	2006	2007	2006
Interest income:
Portfolio loans (including fees)	$81,117	$69,159	$231,819	$193,879
Loans held for sale	429	748	1,765	2,010
Taxable investment securities	188	223	589	730
Federal funds sold	2,916	2,341	8,569	6,169
Other	386	611	1,387	1,587
Total interest income	85,036	73,082	244,129	204,375
Interest expense:
Deposits	32,359	23,946	90,955	62,125
Debt obligations and other	6,009	4,441	16,283	12,565
Total interest expense	38,368	28,387	107,238	74,690
Net interest income	46,668	44,695	136,891	129,685
Provision for loan losses	7,890	3,441	15,812	8,712
Net interest income after
provision for loan losses	38,778	41,254	121,079	120,973
Noninterest income:
Service charges on deposit accounts	1,232	1,083	3,524	3,217
Trust and wealth-management revenue	1,371	689	3,525	2,324
Fees from origination of non-portfolio residential
mortgage loans	1,142	1,362	3,754	4,091
Gains on sale of government-guaranteed loans	946	390	2,296	1,194
Other	2,420	1,382	5,440	4,646
Total noninterest income	7,111	4,906	18,539	15,472
Noninterest expense:
Salaries and employee benefits	27,816	21,615	80,325	64,840
Occupancy	3,831	3,172	10,880	8,768
Equipment rent, depreciation and maintenance	2,239	2,143	7,471	6,156
Other	10,588	7,180	29,835	22,792
Total noninterest expense	44,474	34,110	128,511	102,556
Income before income taxes
and minority interest	1,415	12,050	11,107	33,889
Income taxes	586	4,184	4,696	12,129
Income before minority interest	829	7,866	6,411	21,760
Minority interest in net losses of consolidated
subsidiaries	5,145	2,923	12,132	9,249

NET INCOME	$5,974	$10,789	$18,543	$31,009

NET INCOME PER SHARE -- Note D:
Basic	$0.35	$0.68	$1.10	$1.97

Diluted	$0.35	$0.66	$1.08	$1.89

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(in thousands, except share data)
			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Loss	Total

Nine Months Ended September 30, 2006

Balances at January 1, 2006	$216,539	$85,553	$(226)	$301,866

Issuance of 207,959 shares of common stock
upon exercise of stock options, net of common
stock surrendered to facilitate exercise	2,991			2,991

Issuance of 80,750 unvested shares of restricted
common stock, net of related unearned employee
compensation	--			--

Recognition of compensation expense relating to
restricted common stock	1,255			1,255

Tax benefit from share-based payments	1,762			1,762

Cash dividends paid ($0.70 per share)		(11,148)		(11,148)

Components of comprehensive income:
Net income		31,009		31,009
Market value adjustment for investment
securities available for sale (net of income
tax effect)			56	56
Comprehensive income				31,065

BALANCES AT SEPTEMBER 30, 2006	$222,547	$105,414	$(170)	$327,791

Nine Months Ended September 30, 2007

Balances at January 1, 2007	$249,244	$112,779	$(144)	$361,879

Issuance of 371,314 shares of common stock
to acquire minority interest in subsidiaries	15,927			15,927

Issuance of 220,636 shares of common stock
upon exercise of stock options, net of
common stock surrendered to facilitate exercise	2,814			2,814

Recognition of compensation expense relating to
stock options	116			116

Issuance of 37,472 unvested shares of restricted
common stock, net of related unearned employee
compensation	--			--

Recognition of compensation expense relating to
restricted common stock	1,174			1,174

Tax benefit from share-based payments	1,671			1,671

Issuance of 24,506 shares of common stock to
employee stock ownership plan	1,132			1,132

Cash dividends paid ($0.75 per share)		(12,867)		(12,867)

Components of comprehensive income:
Net income		18,543		18,543
Market value adjustment for investment
securities available for sale (net of income
tax effect)			77	77
Comprehensive income				18,620

BALANCES AT SEPTEMBER 30, 2007	$272,078	$118,455	$(67)	$390,466

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(in thousands)

	2007	2006

OPERATING ACTIVITIES
Net income	$18,543	$31,009
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	15,812	8,712
Depreciation of premises and equipment	6,641	5,273
Amortization of intangibles	201	439
Net amortization (accretion) of investment security
premiums (discounts)	4	(9)
Loss (gain) on sale of premises and equipment	(118)	10
Share-based compensation expense	1,290	1,255
Minority interest in net losses of consolidated subsidiaries	(12,132)	(9,249)
Originations and purchases of loans held for resale	(418,857)	(363,704)
Proceeds from sales of loans held for resale	427,470	367,081
Increase in accrued interest income and other assets	(16,631)	(4,830)
Increase (decrease) in accrued interest on deposits and other
liabilities	3,783	(4,766)

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,006	31,221

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	287
Proceeds from calls, prepayments and maturities of investment
securities	7,731	10,893
Purchases of investment securities	(6,797)	(8,301)
Net increase in portfolio loans	(550,081)	(320,130)
Proceeds from sales of premises and equipment	396	723
Purchases of premises and equipment	(10,426)	(15,848)

NET CASH USED BY INVESTING ACTIVITIES	(558,890)	(332,663)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and
savings accounts	184,655	53,169
Net increase in certificates of deposit	230,810	275,778
Net borrowings from (payments on) debt obligations	68,731	(359)
Net proceeds from issuance of subordinated debentures	55,000
Resources provided by minority interests	36,115	39,343
Net proceeds from issuance of common stock	2,814	2,991
Tax benefit from share-based payments	1,671	1,762
Cash dividends paid	(12,867)	(11,148)

NET CASH PROVIDED BY FINANCING ACTIVITIES	566,929	361,536

INCREASE IN CASH AND CASH EQUIVALENTS	34,045	60,094

Cash and cash equivalents at beginning of period	348,870	306,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$382,915	$366,202

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

The results of operations for the periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

Note C – Stock Options

Stock option activity for the interim 2007 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,570,091	$10.81 to $ 37.48	$26.86
Exercised	(274,841)	10.81 to 33.01	16.98
Granted	168,720	22.46 to 46.20	25.09
Cancelled or expired	(1,474)

Outstanding at September 30	2,462,496	$13.50 to $ 46.20	$27.84

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Stock Options--Continued

168,720 stock options were granted in 2007 with an aggregate fair value approximating $1,103,000.  These stock options have varying vesting dates from December 31, 2007 through August 2010.  Each of the options expires seven years from date of grant.  Share-based compensation expense relating to such stock options for the nine months ended September 30, 2007 approximated $116,000.

As of September 30, 2007, stock options outstanding had a weighted average remaining contractual life of 3.63 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value as of September 30, 2007:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

$10.00 to 14.99	7,587	$12.12	0.32 years	$96,431
$15.00 to 19.99	234,996	16.59	2.33 years	1,936,367
$20.00 to 24.99	570,198	21.78	3.59 years	1,739,104
$25.00 to 29.99	586,987	27.09	2.90 years	(1,326,591)
$30.00 to 34.99	695,221	32.10	3.94 years	(5,054,257)
$35.00 or more	367,507	37.92	5.18 years	(4,810,667)

Total outstanding	2,462,496			$(7,419,613)

Note D – Net Income Per Share

The computations of basic and diluted earnings per share were based on the following (in 1,000s) for the periods ended September 30:

	Three-Month Period		Nine-Month Period
	2007	2006	2007	2006

Numerator—net income for the period	$5,974	$10,789	$18,543	$31,009

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	17,096	15,757	16,919	15,702

Effect of dilutive securities:
Unvested restricted shares	--	68	11	68
Stock options	102	606	266	611
Total effect of dilutive securities	102	674	277	679

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,198	16,431	17,196	16,381

Number of antidilutive stock options excluded from diluted earnings per share computation	1,650	--	368	--

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – New Banks and Other Development Activities

Capitol opened six de novo banks during the nine months ended September 30, 2007.  Bank of Tacoma, located in Tacoma, Washington, opened in January 2007; Sunrise Community Bank, located in Palm Desert, California, opened in February 2007; Larimer Bank of Commerce, located in Fort Collins, Colorado, opened in May 2007; Issaquah Community Bank, located in Issaquah, Washington and USNY Bank, located in Geneva, New York, each opened in July 2007 and High Desert Bank, located in Bend, Oregon, opened in September 2007.  Each is majority owned by bank-development subsidiaries controlled by Capitol.

Bank development efforts were currently under consideration at September 30, 2007 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks.  As of September 30, 2007, Capitol had 12 applications pending for additional de novo community banks in Arizona, California, Colorado, Missouri, Nebraska, North Carolina, Oklahoma and Texas.

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

Note F – Acquisition of Minority Interests

Effective February 9, 2007, Capitol completed a share exchange transaction which involved the issuance of approximately 371,000 shares of previously unissued common stock in exchange for the nonvoting shares of Capitol Development Bancorp Limited II.  Total consideration for this transaction approximated $15.9 million with related goodwill approximating $8.5 million.  If this transaction had occurred at the beginning of 2006, net income for the nine months ended September 30, 2006 would have been $30 million ($1.79 per diluted share).

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
CAPITOL BANCORP LIMITED – Continued

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

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $4.7 billion at September 30, 2007, an increase of $588 million from the December 31, 2006 level of $4.1 billion.  The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets (in $1,000's)
	September 30, 2007	December 31, 2006

Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$348,156	$310,407
Bank of Auburn Hills	49,426	31,559
Bank of Belleville	40,328	24,948
Bank of Maumee	27,700	9,915
Bank of Michigan	67,810	51,287
Brighton Commerce Bank	110,335	103,909
Capitol National Bank	218,840	256,741
Detroit Commerce Bank	111,414	106,233
Elkhart Community Bank	84,693	86,883
Evansville Commerce Bank	45,238	20,772
Goshen Community Bank	85,823	80,137
Grand Haven Bank	133,854	129,033
Kent Commerce Bank	80,704	86,916
Macomb Community Bank	96,992	101,353
Muskegon Commerce Bank	92,865	95,551
Oakland Commerce Bank	109,722	134,437
Ohio Commerce Bank	28,750	14,466
Paragon Bank & Trust	95,839	98,804
Portage Commerce Bank	191,695	179,413
Great Lakes Region Total	2,020,184	1,922,764

Southeast Region:
Bank of Valdosta	38,949	21,626
Community Bank of Rowan	94,637	45,503
First Carolina State Bank	111,742	93,819
Peoples State Bank	26,493	32,714
Sunrise Bank of Atlanta	41,414	16,990
Southeast Region Total	313,235	210,652

Midwest Region: Summit Bank of Kansas City	51,461	19,529

Northeast Region: USNY Bank(4)	14,813

Eastern Regions Total	$2,399,693	$2,152,945

Total assets for Capitol's various western regions and consolidated totals relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets (in $1,000's)
	September 30, 2007	December 31, 2006

Eastern Regions Total (from preceding page)	$2,399,693	$2,152,945

Western Regions:
Southwest Region:
1st Commerce Bank	27,120	14,829
Arrowhead Community Bank	84,037	79,152
Asian Bank of Arizona	24,535	20,248
Bank of Las Vegas	76,253	67,478
Bank of Tucson	174,492	187,683
Black Mountain Community Bank	146,110	138,961
Camelback Community Bank	87,724	83,003
Desert Community Bank	97,780	93,914
Fort Collins Commerce Bank	56,872	54,410
Larimer Bank of Commerce(3)	43,365
Mesa Bank	210,683	201,776
Red Rock Community Bank	131,154	108,362
Southern Arizona Community Bank	86,330	85,912
Sunrise Bank of Albuquerque	78,530	59,798
Sunrise Bank of Arizona	114,392	119,785
Valley First Community Bank	72,816	72,333
Yuma Community Bank	75,123	74,477
Southwest Region Total	1,587,316	1,462,121

California Region:
Bank of Escondido	91,995	82,412
Bank of San Francisco	51,417	28,122
Bank of Santa Barbara	66,832	42,559
Napa Community Bank	131,880	99,009
Point Loma Community Bank	58,945	43,715
Sunrise Bank of San Diego	89,487	71,170
Sunrise Community Bank(2)	18,799
California Region Total	509,355	366,987

Northwest Region:
Bank of Bellevue	40,905	33,155
Bank of Everett	23,709	20,061
Bank of Tacoma(1)	20,514
High Desert Bank(5)	8,193
Issaquah Community Bank(4)	12,538
Northwest Region Total	105,859	53,216

Western Regions Total	2,202,530	1,882,324

Other, net	51,789	30,547

Consolidated Totals	$4,654,012	$4,065,816

(1)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(3)	Commenced operations in May 2007 and is 51%-owned by Capitol Bancorp Colorado Ltd. II, a controlled subsidiary of Capitol.
(4)	Commenced operations in July 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(5)	Commenced operations in September 2007 and is 55%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Portfolio loans increased during the 2007 period by approximately $542 million, compared to loan growth of about $316 million during the corresponding period of 2006.  The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities.

Geographic diversification of Capitol’s balance sheet has become increasingly important.  Prior to 1996, all of Capitol’s banking operations were located in Michigan.  As of September 30, 2007, 45.5% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (47.8% at December 31, 2006).  More importantly at that date, 54.5% of the consolidated loan portfolio relates to banks located in other regions of the country (52.2% at December 31, 2006).  The reason why this is important is that Capitol’s diversification efforts will add stability to earnings by further reducing a disproportionate geographic concentration within a specific region.  The pace of asset growth in Capitol’s multi-state regions which have multiple banks has been significant in the interim periods of 2007.

The consolidated allowance for loan losses at September 30, 2007 approximated $52.9 million or 1.31% of total portfolio loans, an increase from the 1.30% ratio at the beginning of the year.

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

	Periods Ended September 30
	Three-Month Period		Nine-Month Period
	2007	2006	2007	2006

Allowance for loan losses at beginning of period	$49,349	$43,311	$45,414	$40,559

Loans charged-off:
Commercial	(4,162)	(1,766)	(8,268)	(4,886)
Real estate mortgage	(278)	(11)	(574)	(59)
Installment	(182)	(90)	(485)	(323)
Total charge-offs	(4,622)	(1,867)	(9,327)	(5,268)
Recoveries:
Commercial	128	192	695	887
Real estate mortgage	--	2	3	3
Installment	106	95	254	281
Total recoveries	234	289	952	1,171
Net charge-offs	(4,388)	(1,578)	(8,375)	(4,097)
Additions to allowance charged to expense	7,890	3,441	15,812	8,712

Allowance for loan losses at September 30	$52,851	$45,174	$52,851	$45,174

Average total portfolio loans for period ended September 30	$3,908,625	$3,244,387	$3,726,654	$3,131,358

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.45%	0.19%	0.30%	0.17%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the nine month 2007 period, which increased significantly compared to 2006, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The increase in provisions for loan losses in 2007 was associated primarily with Michigan banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate in Michigan.

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	September 30, 2007		December 31, 2006
		Percentage		Percentage
		of Total		of Total
		Portfolio		Portfolio
	Amount	Loans	Amount	Loans

Commercial	$47,598	1.18%	$41,178	1.18%
Real estate mortgage	2,687	0.07	2,675	0.08
Installment	2,566	0.06	1,561	0.04

Total allowance for loan losses	$52,851	1.31%	$45,414	1.30%

Total portfolio loans outstanding	$4,030,384		$3,488,678

Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	September 30,	December 31,
	2007	2006
Nonaccrual loans:
Commercial	$44,455	$25,219
Real estate mortgage	3,549	3,609
Installment	1,531	898
Total nonaccrual loans	49,535	29,726

Past due (>90 days) loans:
Commercial	2,643	3,860
Real estate mortgage	394	523
Installment	166	165
Total past due loans	3,203	4,548

Total nonperforming loans	$52,738	$34,274

Real estate owned and other repossessed assets	13,161	9,478

Total nonperforming assets	$65,899	$43,752

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans at September 30, 2007 approximated 1.31% of total portfolio loans, an increase from the corresponding 2006 ratio of 0.90% and an increase from the December 31, 2006 ratio of 0.98%.  Nonperforming loans increased $18.5 million or 54% during the interim 2007 nine-month period.  Of this increase, $11 million occurred during the three months ended September 30, 2007.  Of the nonperforming loans at September 30, 2007, about 90% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at September 30, 2007 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Total nonperforming loans approximated $52.7 million at September 30, 2007.  Of that total, $46 million (including some loans carried at the parent level) or 87% were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 2.06% of total portfolio loans at September 30, 2007.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 1.47% of portfolio loans for the region on a combined basis as of September 30, 2007 and ranging as high as 2% or more at certain banks.  Those ratios can be contrasted with other geographic regions within the Corporation with substantially lower levels of nonperforming loans, such as the Southwest Region, which had a composite allowance for loan losses ratio as a percentage of portfolio loans of 1.04% as of September 30, 2007.

Foreclosure laws in Michigan generally favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) takes much longer than many other states.  Further, once the property is available to the bank for sale or liquidation, market conditions, as they are currently (particularly in Michigan), may not be conducive to rapid marketing of the properties.

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

At September 30, 2007, potential problem loans (including the previously-mentioned nonperforming loans) approximated $191 million, or about 4.7% of total consolidated portfolio loans, compared to approximately $146 million or about 4.2% at December 31, 2006.  These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first nine months of 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
	2007	2006	2007	2006	2007	2006	2007	2006

Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$329,047	$288,408	$4,537	$4,393	$4,603	$4,441	1.38%	1.52%
Bank of Auburn Hills	33,878	26,432	717	410	1,517	629	2.12%	1.55%
Bank of Belleville	36,398	17,410	540	260			1.48%	1.49%
Bank of Maumee	21,528	3,327	342	50			1.59%	1.50%
Bank of Michigan	60,242	44,630	904	669	627		1.50%	1.50%
Brighton Commerce Bank	103,318	94,987	1,018	995	18	522	0.99%	1.05%
Capitol National Bank	191,022	196,074	2,824	2,833	2,300	3,365	1.48%	1.44%
Detroit Commerce Bank	108,340	103,153	1,150	1,335	1,954	1,328	1.06%	1.29%
Elkhart Community Bank	80,259	77,515	1,112	1,010	1,568	676	1.39%	1.30%
Evansville Commerce Bank	39,617	14,711	582	232			1.47%	1.58%
Goshen Community Bank	69,846	63,653	887	862	24	233	1.27%	1.35%
Grand Haven Bank	125,526	120,025	2,463	2,643	5,762	2,682	1.96%	2.20%
Kent Commerce Bank	77,429	83,065	1,356	1,237	1,140	2,256	1.75%	1.49%
Macomb Community Bank	92,454	87,737	2,022	1,670	11,574	3,738	2.19%	1.90%
Muskegon Commerce Bank	82,783	81,799	1,355	1,231	1,417	3,906	1.64%	1.50%
Oakland Commerce Bank	101,288	114,876	1,874	1,636	2,873	2,862	1.85%	1.42%
Ohio Commerce Bank	16,899	739	254	11			1.50%	1.49%
Paragon Bank & Trust	83,380	82,259	1,286	1,298	1,634	2,132	1.54%	1.58%
Portage Commerce Bank	180,097	167,005	1,769	1,729	811	1,380	0.98%	1.04%
Great Lakes Region Total	1,833,351	1,667,805	26,992	24,504	37,822	30,150	1.47%	1.47%

Southeast Region:
Bank of Valdosta	34,356	18,870	515	283			1.50%	1.50%
Community Bank of Rowan	81,306	36,534	1,220	534			1.50%	1.46%
First Carolina State Bank	91,876	73,884	1,052	800	997	150	1.15%	1.08%
Peoples State Bank	12,788	15,154	224	263	45		1.75%	1.74%
Sunrise Bank of Atlanta	38,426	14,553	581	215			1.51%	1.48%
Southeast Region Total	258,752	158,995	3,592	2,095	1,042	150	1.39%	1.32%

Midwest Region:
Summit Bank of Kansas City	34,911	15,645	597	235			1.71%	1.50%

Northeast Region:
USNY Bank(4)	8,520		127				1.49%

Eastern Regions Total	$2,135,534	$1,842,445	$31,308	$26,834	$38,864	$30,300	1.47%	1.46%

Information for Capitol's various western regions and consolidated totals relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

	Total		Allowance for		Nonperforming		Allowance as a Percentage
	Portfolio Loans		Loan Losses		Loans		of Total Portfolio Loans
	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
	2007	2006	2007	2006	2007	2006	2007	2006

Eastern Regions Total (from preceding page)	$2,135,534	$1,842,445	$31,308	$26,834	$38,864	$30,300	1.47%	1.46%

Western Regions:
Southwest Region:
1st Commerce Bank	20,658	9,588	300	125			1.45%	1.30%
Arrowhead Community Bank	74,681	71,252	751	720	435	855	1.01%	1.01%
Asian Bank of Arizona	20,062	14,499	375	200			1.87%	1.38%
Bank of Las Vegas	62,006	62,818	751	705			1.21%	1.12%
Bank of Tucson	151,616	160,009	1,300	1,472	192	199	0.86%	0.92%
Black Mountain Community Bank	135,050	127,844	1,545	1,529			1.14%	1.20%
Camelback Community Bank	79,455	78,922	765	733		46	0.96%	0.93%
Desert Community Bank	87,876	83,284	824	830	35	137	0.94%	1.00%
Fort Collins Commerce Bank	54,135	52,147	813	695			1.50%	1.33%
Larimer Bank of Commerce(3)	40,359		615				1.52%
Mesa Bank	199,228	189,863	1,805	1,794	2,864		0.91%	0.94%
Red Rock Community Bank	100,416	100,010	988	1,084	81	151	0.98%	1.08%
Southern Arizona Community Bank	75,802	77,845	740	775		16	0.98%	1.00%
Sunrise Bank of Albuquerque	70,876	53,027	922	778			1.30%	1.47%
Sunrise Bank of Arizona	105,563	112,720	1,081	1,126	299	246	1.02%	1.00%
Valley First Community Bank	68,157	66,256	578	611			0.85%	0.92%
Yuma Community Bank	61,594	58,577	480	500	65		0.78%	0.85%
Southwest Region Total	1,407,534	1,318,661	14,633	13,677	3,971	1,650	1.04%	1.04%

California Region:
Bank of Escondido	51,670	37,398	500	370	153	19	0.97%	0.99%
Bank of San Francisco	40,824	26,415	612	375			1.50%	1.42%
Bank of Santa Barbara	52,280	40,198	732	533			1.40%	1.33%
Napa Community Bank	99,092	78,467	1,052	1,020	1,460		1.06%	1.30%
Point Loma Community Bank	47,144	38,018	658	510			1.40%	1.34%
Sunrise Bank of San Diego	77,489	65,250	725	540	69		0.94%	0.83%
Sunrise Community Bank(2)	14,549		202				1.39%
California Region Total	383,048	285,746	4,481	3,348	1,682	19	1.17%	1.17%

Northwest Region:
Bank of Bellevue	34,027	28,037	580	370			1.70%	1.32%
Bank of Everett	20,260	8,269	290	122			1.43%	1.48%
Bank of Tacoma(1)	14,857		215				1.45%
High Desert Bank(5)	4,140		60				1.45%
Issaquah Community Bank(4)	2,105		30				1.43%
Northwest Region Total	75,389	36,306	1,175	492			1.56%	1.36%

Western Region Total	1,865,971	1,640,713	20,289	17,517	5,653	1,669	1.08%	1.07%

Other, net	28,879	5,520	1,254	1,063	8,221	2,305

Consolidated Totals	$4,030,384	$3,488,678	$52,851	$45,414	$52,738	$34,274	1.31%	1.30%

(1)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(3)	Commenced operations in May 2007 and is 51%-owned by Capitol Bancorp Colorado Ltd. II, a controlled subsidiary of Capitol.
(4)	Commenced operations in July 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(5)	Commenced operations in September 2007 and is 55%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Third quarter 2007 earnings were $6 million, a decrease of 45% compared to the corresponding period of 2006; diluted earnings per share were $0.35 for the 2007 period, a decrease of 47% compared to $0.66 in 2006.  In comparison to the preceding quarterly period, third quarter earnings represented a decrease of $324,000 or $0.02 per basic and diluted share.  Net income for the nine months ended September 30, 2007 was $18.5 million, a decrease of 40% compared to the same period in 2006.  Diluted earnings per share for the nine-month 2007 period were $1.08 compared to $1.89 for the prior year period, a 43% decrease.

The primary reason for the interim 2007 earnings decline was weak bank performance, particularly within the Great Lakes Region.  On a combined basis, Great Lakes Region banks in existence for both the 2007 and 2006 nine-month periods reported results $5.5 million lower or about 49% of their results in the 2006 nine-month period.  Within this group of banks, Capitol’s mature wholly-owned Michigan-based banks reported an earnings decrease of $6 million in the 2007 period, or about 50% of their earnings in the nine-month 2006 period.  In Capitol’s Southwest Region, which has consistently reported earnings growth through 2006, its banks (excluding banks added in 2007) reported a 4% decrease in combined 2007 earnings results.  The regional distribution of Capitol’s bank performance and related earnings contribution underscores the importance of the previously-discussed emphasis on geographic diversification.

Analytical Review

Net interest income for the first nine months of 2007 totaled $136.9 million, a 6% increase compared to $129.7 million in 2006.  Net interest income for the three months ended September 30, 2007 totaled $46.7 million, a 4% increase compared to $44.7 million in 2006.  This increased only slightly due to decreased net interest margins during periods of strong asset growth which has been attributable to the banks' growth in size and the increased number of affiliate banks.

In a changing interest-rate environment, rates of interest on loans reprice more rapidly than interest rates paid on deposits.  In 2006, net interest margins increased in concert with actions by the Federal Reserve Board of Governors to increase market rates of interest.  As the Federal Reserve Board's most recent actions have generally held rates steady, interest rates on deposits have increased (again, as a lagging impact of earlier Federal Reserve Board action), reducing net interest margins.  Net interest margin approximated 4.42% for the three months ended September 30, 2007, a decrease compared to 4.53% for the three months ended June 30, 2007.  Of this 0.11% decrease, about 0.04% was associated with the growth in nonperforming loans.  During the three months ended September 30, 2006, the consolidated net interest margin approximated 5.08%.  Several other causal factors impacted the 2007 margin, including competitive pressures at the bank level in pricing of loans and deposits, impact of the flat yield curve, migration of noninterest-bearing deposits to interest-bearing accounts, higher interest costs associated with subordinated debt securities added near the end of the first quarter of 2007 and elevated levels of nonperforming loans in earlier periods.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the nine months ended September 30, 2007 was $18.5 million, an increase of $3.1 million, or 20%, over the same period in 2006.  Noninterest income for the three months ended September 30, 2007 was $7.1 million, a 45% increase from the same period in 2006.  The increase for the nine-month 2007 period was due to increases of $1.2 million in trust and wealth-management revenue and $1.1 million from gains on sale of government-guaranteed loans.  Fees from origination of non-portfolio residential mortgage loans totaled $1.1 million for the third quarter of 2007 and were $3.8 million for the nine-month period, reduced from $1.4 million and $4.1 million for the comparable periods in 2006.  Service charges on deposit accounts in the nine-month 2007 period increased slightly compared to 2006.  Other noninterest income for the three months ended September 30, 2007 included nonrecurring tax-exempt life insurance proceeds of approximately $565,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

The provision for loan losses for the nine-month period in 2007 was $15.8 million, compared to $8.7 million for the same period in 2006.  The provision for loan losses for the three months ended September 30, 2007 was $7.9 million as compared to $3.4 million during the corresponding 2006 period.  Provisions for loan losses increased in the 2007 period in response to higher levels of loan charge-offs and portfolio growth.  The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2007 periods presented.

Noninterest expense totaled $128.5 million for the nine-month 2007 period and $44.5 million for the third quarter of 2007, compared to $102.6 million and $34.1 million, respectively, for the comparable periods in 2006.  The increase in noninterest expense is associated with adding six new banks in 2007 and six banks which were added in 2006, growth in the size of previously-existing banks and increases in general operating costs.  Increases in both occupancy and salaries and employee benefits in 2007 relate primarily to the growth in the size of the mature banks within the consolidated group, the development of Capitol's wealth management unit and the addition of six de novo banks.

The largest element of noninterest expense is salaries and employee benefits, which approximated $80.3 million for the nine months ended September 30, 2007, compared to $64.8 million for the corresponding period of 2006, an increase of $15.5 million.  Of that increase, $4.4 million related to banks opened after September 30, 2006, $8.3 million related to all other banks within the consolidated group and the remainder consisted of added labor costs at corporate and Capitol’s wealth management unit.

The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended September 30:

	Three-Month Period		Nine-Month Period
	2007	2006	2007	2006

Preopening and start-up costs	$1,602	$--	$2,898	$3,063
Advertising	792	752	2,454	2,133
Directors' fees	725	515	2,084	1,661
Travel, lodging and meals	706	608	2,049	1,599
Paper, printing and supplies	643	560	2,010	1,721
FDIC insurance premiums and other regulatory fees	696	237	1,917	641
Professional fees	551	572	1,671	1,724
Bank services (ATMs, telephone banking and Internet banking)	517	406	1,578	1,089
Loan and collection expense	392	315	1,436	857
Taxes other than income taxes	448	385	1,376	1,103
Communications	432	354	1,265	1,003
Postage	283	252	825	752
Courier service	253	230	729	641
Dues and memberships	203	195	649	578
Contracted labor	98	140	364	404
Insurance expense	119	138	333	347
Other	2,128	1,521	6,197	3,476
Total	$10,588	$7,180	$29,835	$22,792

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations– Continued

        Operating results (dollars in thousands) were as follows:

	Nine months ended September 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2007	2006	2007	2006	2007	2006	2007	2006

Eastern Regions:
Great Lakes Region:
Ann Arbor Commerce Bank	$19,058	$17,675	$2,790	$2,947	14.25%	14.82%	1.13%	1.28%
Bank of Auburn Hills	2,418	1,194	(215)	(348)	n/a	n/a	n/a	n/a
Bank of Belleville	1,648	816	(434)	(477)	n/a	n/a	n/a	n/a
Bank of Maumee	946	n/a	(856)	n/a	n/a	n/a	n/a	n/a
Bank of Michigan	3,603	2,160	(38)	(277)	n/a	n/a	n/a	n/a
Brighton Commerce Bank	6,166	5,848	455	643	6.60	9.08	0.57	0.82
Capitol National Bank	13,499	13,127	1,587	2,103	11.20	14.57	0.89	1.16
Detroit Commerce Bank	6,786	6,453	413	795	5.96	12.90	0.51	1.16
Elkhart Community Bank	5,149	4,744	650	774	9.88	12.29	1.03	1.28
Evansville Commerce Bank	1,851	276	(540)	(708)	n/a	n/a	n/a	n/a
Goshen Community Bank	4,490	3,846	330	319	5.90	6.25	0.58	0.62
Grand Haven Bank	7,248	7,251	500	987	6.10	12.17	0.52	1.04
Kent Commerce Bank	5,045	5,033	100	355	2.27	5.55	0.16	0.58
Macomb Community Bank	5,088	5,779	(842)	252	n/a	3.86	n/a	0.35
Muskegon Commerce Bank	5,427	5,652	(746)	175	n/a	2.75	n/a	0.24
Oakland Commerce Bank	7,234	7,154	(102)	883	n/a	11.98	n/a	0.98
Ohio Commerce Bank	1,031	n/a	(568)	n/a	n/a	n/a	n/a	n/a
Paragon Bank & Trust	6,157	5,945	(25)	687	n/a	8.24	n/a	0.91
Portage Commerce Bank	11,580	11,022	1,740	2,021	14.36	16.69	1.26	1.50
Great Lakes Region Total	114,424	103,975	4,199	11,131

Southeast Region:
Bank of Valdosta	1,802	206	(326)	(649)	n/a	n/a	n/a	n/a
Community Bank of Rowan	4,228	1,052	(229)	(950)	n/a	n/a	n/a	n/a
First Carolina State Bank	5,517	4,621	404	621	4.57	7.36	0.55	1.00
Peoples State Bank	1,705	1,808	226	84	6.15	5.68	1.08	0.43
Sunrise Bank of Atlanta	2,757	335	(260)	(733)	n/a	n/a	n/a	n/a
Southeast Region Total	16,009	8,022	(185)	(1,627)

Midwest Region:
Summit Bank of Kansas City	2,408	488	(352)	(553)	n/a	n/a	n/a	n/a

Northeast Region:
USNY Bank(5)	149		(743)		n/a	n/a	n/a	n/a

Eastern Regions Total	$132,990	$112,485	$2,919	$8,951

Operating results for Capitol's various western regions, consolidated totals and footnotes relating to this table appear on the following page.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Nine months ended September 30
					Return on		Return on
	Total Revenues		Net Income		Average Equity(1)		Average Assets(1)
	2007	2006	2007	2006	2007	2006	2007	2006

Eastern Regions Total (from preceding page)	$132,990	$112,485	$2,919	$8,951

Western Regions:
Southwest Region:
1st Commerce Bank	1,188	n/a	(423)	n/a	n/a	n/a	n/a	n/a
Arrowhead Community Bank	6,231	6,057	774	917	12.48%	15.10%	1.22%	1.39%
Asian Bank of Arizona	1,301	374	(404)	(519)	n/a	n/a	n/a	n/a
Bank of Las Vegas	4,542	3,920	493	517	7.30	7.12	0.90	1.09
Bank of Tucson	11,972	11,220	3,496	3,386	27.52	29.68	2.60	2.59
Black Mountain Community Bank	9,233	7,920	1,976	1,989	18.83	21.67	1.85	2.08
Camelback Community Bank	5,129	4,686	722	819	10.90	13.42	1.09	1.33
Desert Community Bank	6,076	5,375	891	946	12.60	15.16	1.25	1.50
Fort Collins Commerce Bank	3,517	2,386	495	(37)	7.74	n/a	1.23	n/a
Larimer Bank of Commerce(4)	1,201	n/a	(586)	n/a	n/a	n/a	n/a	n/a
Mesa Bank	14,979	14,014	3,109	3,322	22.60	25.71	1.99	1.31
Red Rock Community Bank	6,990	6,310	1,266	1,630	12.72	17.76	1.51	2.12
Southern Arizona Community Bank	5,197	4,928	823	833	12.25	12.65	1.23	1.29
Sunrise Bank of Albuquerque	4,605	3,481	470	337	9.61	6.79	0.92	0.80
Sunrise Bank of Arizona	7,111	7,781	444	1,076	5.11	11.26	0.52	1.23
Valley First Community Bank	4,006	4,247	259	542	4.36	9.93	0.50	0.97
Yuma Community Bank	4,498	4,389	746	830	12.92	16.03	1.38	1.63
Southwest Region Total	97,776	87,088	14,551	16,588

California Region:
Bank of Escondido	4,326	3,791	369	606	3.48	8.09	0.58	1.08
Bank of San Francisco	2,195	1,108	(358)	(552)	n/a	n/a	n/a	n/a
Bank of Santa Barbara	3,090	1,333	(205)	(616)	n/a	n/a	n/a	n/a
Napa Community Bank	7,032	5,127	1,066	1,054	11.02	12.48	1.21	1.70
Point Loma Community Bank	3,071	2,315	69	63	1.30	1.21	0.18	0.21
Sunrise Bank of San Diego	5,358	4,187	372	676	4.68	8.33	0.59	1.31
Sunrise Community Bank(3)	726	n/a	(805)	n/a	n/a	n/a	n/a	n/a
California Region Total	25,798	17,861	508	1,231

Northwest Region
Bank of Bellevue	2,410	1,418	(66)	(320)	n/a	n/a	n/a	n/a
Bank of Everett	1,403	188	(433)	(481)	n/a	n/a	n/a	n/a
Bank of Tacoma(2)	868	n/a	(884)	n/a	n/a	n/a	n/a	n/a
High Desert Bank(6)	4		(330)	n/a	n/a	n/a	n/a	n/a
Issaquah Community Bank(5)	125	n/a	(394)	n/a	n/a	n/a	n/a	n/a
Northwest Region Total	4,810	1,606	(2,107)	(801)

Western Regions Total	128,384	106,555	12,952	17,018

Other, net	1,294	807	2,672	5,040

Consolidated Totals	$262,668	$219,847	$18,543	$31,009	6.48%	13.13%	0.57%	1.06%

n/a – Not applicable.

(1)	Annualized for period presented.
(2)	Commenced operations in January 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(3)	Commenced operations in February 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(4)	Commenced operations in May 2007 and is 51%-owned by Capitol Bancorp Colorado Ltd. II, a controlled subsidiary of Capitol.
(5)	Commenced operations in July 2007 and is 51%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.
(6)	Commenced operations in September 2007 and is 55%-owned by Capitol Development Bancorp Limited VI, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits.  Total deposits increased $415 million for the nine months ended September 30, 2007, compared to a $329 million increase in the corresponding period of 2006.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Capitol's banks generally do not significantly rely on brokered deposits as a key funding source.  Brokered deposits approximated $408 million as of September 30, 2007, or about 11% of total deposits, an increase of $55 million during the interim 2007 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching repricing of funding sources and assets.

Noninterest-bearing deposits approximated 17% of total deposits at September 30, 2007, a decrease from 20% at December 31, 2006.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.  The interim 2007 change in noninterest-bearing deposits is somewhat significant from the impact it has on the cost of funds and net interest margin.  The lower ratio of noninterest-bearing deposits to total deposits and resulting higher funding cost was estimated to adversely impact the 2007 net interest margin by 0.09% and 0.08% for the three months and nine months ended September 30, 2007, respectively.  During the 2007 nine month period, noninterest-bearing deposits decreased $15 million compared to an increase of $9.9 million during the 2006 period.

Also during the 2007 period, interest-bearing accounts increased about $430 million, resulting in net deposit growth of approximately $415 million, which, coupled with borrowings, served as the primary funding source for loan growth.  Because of the larger growth in interest-bearing deposits, coupled with higher rates on those balances and decreased noninterest-bearing deposits, net interest margins have decreased.

Interim 2007 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

Cash and cash equivalents amounted to $383 million or 8% of total assets at September 30, 2007, compared to $349 million, or 9% of total assets at December 31, 2006.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at September 30, 2007 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements.  The banks have not engaged in active trading of their investments.  At September 30, 2007, Capitol's banks had approximately $15 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $245 million and additional borrowing capacity approximated $512 million at September 30, 2007.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks’ individual communities.  Total notes payable and short-term borrowings were $260 million at September 30, 2007.  At September 30, 2007, Capitol had an unused line of credit from an unrelated financial institution of $25 million.

Stockholders' equity, as a percentage of total assets, approximated 8.4% at September 30, 2007 and 8.9% at December 31, 2006.

During March 2007, Capitol participated in two private placement offerings of pooled trust-preferred securities, aggregating $55 million.  Proceeds from this additional capital are being used for bank development and other corporate purposes.  As of September 30, 2007, Capitol’s total capital funds (i.e., the sum of stockholders’ equity, minority interests in consolidated subsidiaries and subordinated debentures) approximated $690 million or 14.82% of total assets.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has changed interbank borrowing rates once during the interim 2007 period through a 50 basis-point decrease during the third quarter of 2007 (rates were increased several times during 2006).  The Board of Governors of the Federal Reserve have also expressed concerns about a variety of economic conditions, as well as mixed messages on the timing and direction of future interest rate changes.  Home mortgage rates have recently increased compared to recent years and residential real estate markets have cooled in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of subprime and other residential mortgage “meltdown” issues; Capitol believes its exposure to the residential real estate crisis to be minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Capitol in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

Start-up banks generally incur operating losses during their early periods of operations.  Start-up banks formed in 2007 and beyond may similarly negatively impact profitability, however, the effect may be muted due to Capitol’s utilization of a tiered ownership structure which reduces the effect of those losses on Capitol’s consolidated results of operations.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.  As mentioned previously, general economic conditions within the state of Michigan are uncertain and are likely to continue to have an effect on Capitol’s banks and their customers in what has been described in the media as a one-state recession.  It is likely that, absent significant catalysts, Michigan’s economic recovery may take an extended period of time.

The state of Michigan has recently enacted the Michigan Business Tax (MBT), to replace the Michigan Single Business Tax (which will be repealed effective December 31, 2007, based on current legislation), which will become effective for Capitol’s Michigan banks in 2008.  Based on management’s preliminary review of the MBT legislation, it does not expect the impact of this newly-enacted tax to have a material effect on Capitol’s consolidated financial statements in comparison to the previous level of taxation under the Michigan Single Business Tax.

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

Item 1.A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2006, during the nine months ended September 30, 2007.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

Date:  October 31, 2007

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