Form 10-K
period 2007-12-31
CAPITOL BANCORP LTD
filed 2008-03-10
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

517-487-6555
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
Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐        No  ☒

As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was:  $377,346,977.  (Such amount was computed based on shares held by non-affiliates as of January 31, 2007 and the common stock closing price reported by the New York Stock Exchange on June 30, 2007.  For purposes of this computation, all executive officers, directors and 5% shareholders have been assumed to be affiliates.  Certain of such persons may disclaim that they are affiliates of registrant.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2008
Common Stock, no par value per share	17,319,178 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2007 (Annual Report)	Parts I, II, and IV
Portions of Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2008 (Proxy Statement)	Part III

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2007
Cross Reference Sheet

Item of Form 10-K Part I	Incorporation by Reference From:
Item 1. Business	Pages F-7 – F-11, F-21 – F-28, F-39 – F-42 and F-56, Financial Information Section of Annual Report
Item 1A. Risk Factors	Page F-30, Financial Information Section of Annual Report
Item 2. Properties	Pages F-39 – F-40 and F-54, Financial Information Section of Annual Report
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 – F-6, F-56 – F-58 and F-64 – F-65 , Financial Information Section of Annual Report
Item 6. Selected Financial Data	Page F-2, Financial Information Section of Annual Report
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages F-7 – F-30, Financial Information Section of Annual Report
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Pages F-6 and F-25 – F-28, Financial Information Section of Annual Report
Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-34 – F-68, Financial Information Section of Annual Report
Item 9A. Controls and Procedures	Pages F-31 – F-33, Financial Information Section of Annual Report
Part III
Item 10. Directors, Executive Officers and Corporate Governance	Proxy Statement
Item 11. Executive Compensation	Proxy Statement
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement
Item 13. Certain Relationships and Related Transactions and Director Independence	Proxy Statement
Item 14. Principal Accountant Fees and Services	Proxy Statement
Part IV
Item 15. Exhibits and Financial Statement Schedules	Pages F-31 – F-68, Financial Information Section of Annual Report

Key:
"Annual Report"
means the 2007 Annual Report of Capitol provided to Shareholders and the Commission pursuant to Rule 14a-3(b).  Capitol's 2007 Annual Report is divided into two sections:  a Financial Information Section and a Marketing Section and is filed as Exhibit 13 with this Form 10-K report.

"Proxy Statement"	means the Proxy Statement of Capitol for the Annual Meeting of Shareholders to be held April 23, 2008.

Note:
The page number references herein are based on the paper version of the referenced documents.  Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.

2007 FORM 10-K ANNUAL REPORT

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

[The remainder of this page intentionally left blank]

PART I

Item 1. Business.

a.           General development of business:

Incorporated by reference from Pages F-7 – F-11, Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Bank Development Strategy" and Pages F-39 – F-42, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

b.           Financial information about segments:

Incorporated by reference from Pages F-10 – F-13, Financial Information Section of Annual Report (excerpt from management's discussion and analysis of financial conditions and results of operations) and Pages F-39 – F-42, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

c.           Narrative description of business:

Incorporated by reference from Pages F-7 – F-11, Financial Information Section of Annual Report, under the caption "Summary and Overview," and "Capitol's Bank Development Strategy," Pages F-39 – F-42, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," Pages F-21 – F-24, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy" and Pages F-25 – F-28, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations."

At December 31, 2007, Capitol and its subsidiaries employed approximately 1,611 full time equivalent employees.

In 1997, Capitol formed Capitol Trust I, a Delaware statutory business trust.  Capitol Trust I's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of Capitol.  Capitol Trust I exists for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by Capitol and certain related services.  During 2001, Capitol formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities.  Capitol Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003, Capitol Trust IX was formed in 2004 and Capitol Trust X and Capitol Trust XI were formed in 2007.  Each of these securities has similar terms.  Additional information regarding trust-preferred securities is incorporated by reference from Page F-56, Financial Information Section of Annual Report, under the caption "Note I—Subordinated Debt."

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

Item 1. Business – continued.

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

Capitol is a bank holding company registered with the Board of Governors of the Federal Reserve and is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").  The Bank Holding Company Act requires the Federal Reserve Board's prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company if the acquisition would give the acquiring institution more than 5% of the voting shares of such bank or bank holding company.  It also imposes restrictions, summarized below, on the assets or voting shares of nonbanking companies that Capitol may acquire.

Consistent with the requirements of the Bank Holding Company Act, Capitol's lines of business provide its customers with banking, trust and other financial services and products.  These services include commercial banking through 60 subsidiary banks (as of December 31, 2007), as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, brokerage services, life insurance and annuity products, and portfolio management services through subsidiary banks and other subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary banks and to stand prepared to commit resources to support each of them.  There are no specific quantitative rules on a holding company's potential liability.  If one of Capitol's subsidiary banks were to encounter financial difficulty, the Federal Reserve Board could invoke the doctrine and require a capital contribution from Capitol.  In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank.  See "Capital Adequacy and Prompt Corrective Action" below.

Capitol's subsidiary banks are subject to the provisions of the banking laws of their respective states of organization, the National Bank Act or national thrift regulations.  They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks), the Office of the Comptroller of the Currency ("OCC") (in the case of national banks) or the Office of Thrift Supervision (“OTS”) (in the case of federal savings banks) and are subject to the rules and regulations of the OCC, the OTS, the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC").  As of December 31, 2007, 51 of Capitol's banking subsidiaries are state-chartered banks and are therefore subject to supervision, regulation and examination by state banking regulators.  Elkhart Community Bank and Goshen Community Bank were members of the Federal Reserve System until March 2008 so they were subject to supervision and examination by the Federal Reserve Board; as non-member banks they will be regulated similar to other state-chartered banks of Capitol by the FDIC and respective state regulatory agency.  Six of Capitol’s depository institution subsidiaries, as of December 31, 2007, are chartered as federal savings banks and are subject to regulation and examination by the OTS and FDIC.  Additionally, non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.

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

Item 1. Business – continued.

Payment of Dividends:
There are various statutory restrictions on the ability of Capitol's banking subsidiaries to pay dividends or make other payments to Capitol.  Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered.  In addition, Elkhart Community Bank and Goshen Community Bank were member banks of the Federal Reserve System until March 2008, subject to the dividend limits of the Federal Reserve Board.  Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition.

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

OTS regulations limit capital distributions by federal savings banks, including the payment of cash dividends.  A federal savings bank must file an application with the OTS for prior approval if a capital distribution in a calendar year will exceed the sum of the institution’s net income for that year to date plus retained net income for the preceding two years or if such distribution would violate prior OTS agreements or OTS-imposed conditions or otherwise raises safety and soundness concerns.

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

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  A depository institution is generally prohibited from making capital distributions, including paying dividends, or fees to a holding company if the institution would thereafter be undercapitalized.  Institutions that are adequately but not well capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories.  Depending on the level of an institution's capital, the agencies' corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;
•	prohibiting the holding company from obtaining distributions from the institution without prior regulatory approval;

Item 1. Business – continued.

•	placing limits on asset growth and restrictions on activities;
•	placing additional restrictions on transactions with affiliates;
•	restricting the interest rate the institution may pay on deposits;
•	prohibiting the institution from accepting deposits from correspondent banks; and
•	in the most severe cases, appointing a conservator or receiver for the institution.

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

At December 31, 2007 and 2006, the most recent notification from the Federal Reserve Board categorized Capitol and all of its depository institution subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action.  Information concerning capital adequacy guidelines for Capitol and its banking subsidiaries including their regulatory capital position at December 31, 2007 is incorporated herein by reference from Note P to the consolidated financial statements appearing in the Annual Report.

FDIC Insurance Assessments:
On November 30, 2006, the FDIC adopted a new rule for calculating deposit insurance based on a risk-weighting.  The new rule took effect on January 1, 2007, and increased the assessment amount for all insured institutions for payments due June 30, 2007 and thereafter.  The new minimum annual assessment rate is 0.05% for a well capitalized bank, while the maximum annual rate is 0.43%.  Also on November 30, 2006, the FDIC issued a one time credit to institutions that were in existence on December 31, 1996 and had paid a deposit insurance assessment prior to that date, or were classified as a "successor" to such an institution.  This credit can be used to partially offset the increased assessment rate.  For assessment periods during 2007, a well capitalized institution could offset up to 100% of the assessment with this credit.  For assessment periods after 2007, this credit can be used to offset up to 90% of the assessment.  The FDIC retains the ability to increase regular insurance assessments and to levy special additional assessments.  After incurring modest amounts of FDIC insurance premiums of $362,000 in 2006 and $375,000 in 2005, the 2007 assessments increased significantly to $2.0 million; the significant increase in FDIC assessments in 2007 is the result of the new insurance premium rate structure adopted by the FDIC in late 2006.

In 2006, the FDIC merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Item 1. Business – continued.

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

Transactions with Affiliates:
Transactions between Capitol's subsidiary banks and their affiliates are governed by Regulation W of the Federal Reserve Act and substantially similar regulations of the FDIC.  The affiliates of the banks include Capitol and any entity controlled by Capitol.  Generally, Regulation W (i) limits the extent to which the subsidiary banks may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank's capital stock and surplus, (ii) require that a bank's extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any "low quality assets" (including non-performing loans) and (iv) require that all "covered transactions" be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a non-affiliate.  The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions.

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

Item 1. Business – continued.

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

The GLBA repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended.  It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer."  Additionally, the law makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

Item 1. Business – continued.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A)
CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-
bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2007, 2006 and 2005.

	2007			2006			2005
		Interest	(1)		Interest	(1)		Interest	(1)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
ASSETS
Money market and interest-bearing deposits	$23,912	$1,120	4.68%	$33,123	$1,403	4.24%	$20,673	$635	3.07%
Federal funds sold	205,294	10,687	5.21%	171,445	8,703	5.08%	144,536	4,734	3.28%
Investment securities -- U.S. Treasury, government
agencies, mutual funds and other	39,330	1,699	4.32%	42,277	1,806	4.27%	45,948	1,561	3.40%
Loans held for sale	24,427	2,133	8.73%	36,306	2,740	7.55%	33,710	2,627	7.79%
Portfolio loans (2)	3,840,526	314,800	8.20%	3,236,538	264,701	8.18%	2,834,973	214,882	7.58%
Total interest-earning
assets/interest income	4,133,489	330,439	7.99%	3,519,689	279,353	7.94%	3,079,840	224,439	7.29%
Allowance for loan losses (deduct)	(50,316)			(44,000)			(38,628)
Cash and due from banks	153,042			150,782			141,271
Premises and equipment, net	56,925			50,656			33,063
Other assets	159,855			119,987			97,893

Total assets	$4,452,995			$3,797,114			$3,313,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Savings deposits	$83,632	2,291	2.74%	$59,985	981	1.64%	$71,890	844	1.17%
Time deposits under $100,000	569,773	28,060	4.92%	429,108	17,983	4.19%	338,920	10,790	3.18%
Time deposits $100,000 and over	1,031,011	52,828	5.12%	889,769	38,115	4.28%	717,851	21,701	3.02%
Other interest-bearing deposits	1,227,480	40,981	3.34%	1,066,109	31,550	2.96%	998,165	19,878	1.99%
Notes payable and short-term borrowings	220,996	11,048	5.00%	173,719	8,169	4.70%	170,853	6,485	3.80%
Subordinated debentures	143,390	11,954	8.34%	100,999	8,788	8.70%	100,892	7,881	7.81%
Total interest-bearing
liabilities/interest expense	3,276,282	147,162	4.49%	2,719,689	105,586	3.88%	2,398,571	67,579	2.82%
Noninterest-bearing demand deposits	628,345			614,529			564,823
Accrued interest on deposits and
other liabilities	31,640			25,305			20,912
Minority interests in consolidated subsidiaries	133,170			110,060			59,927
Stockholders' equity	383,558			327,531			269,206
Total liabilities and
stockholders' equity	$4,452,995			$3,797,114			$3,313,439

Net interest income		$183,277			$173,767			$156,860

Interest Rate Spread (3)			3.50%			4.06%			4.47%

Net Yield on Interest-Earning Assets (4)			4.43%			4.94%			5.09%
Ratio of Average Interest-Earning
Assets to Interest-Bearing Liabilities	1.26			1.29			1.28

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

	2007 compared to 2006			2006 compared to 2005
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:
Money market and interest-bearing deposits	$(420)	$137	$(283)	$471	$297	$768
Federal funds sold	1,757	227	1,984	1,004	2,965	3,969
Investment securities -- U.S. Treasury, government
agencies, mutual funds and other	(127)	20	(107)	(132)	377	245
Loans held for sale	(992)	385	(607)	198	(85)	113
Portfolio loans	49,506	593	50,099	31,981	17,838	49,819
Total	49,724	1,362	51,086	33,522	21,392	54,914

Increase (decrease) in interest expense:
Interest-bearing deposits:
Savings deposits	483	827	1,310	(156)	293	137
Time deposits under $100,000	6,568	3,509	10,077	3,286	3,907	7,193
Time deposits $100,000 and over	6,581	8,132	14,713	5,988	10,426	16,414
Other interest-bearing deposits	5,107	4,324	9,431	1,434	10,238	11,672
Notes payable and short-term borrowings	2,337	542	2,879	110	1,574	1,684
Subordinated debentures	3,548	(382)	3,166	8	899	907
Total	24,624	16,952	41,576	10,670	27,337	38,007
Increase (decrease) in net
interest income	$25,100	$(15,590)	$9,510	$22,852	$(5,945)	$16,907

[The remainder of this page intentionally left blank]

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated market value of investment securities as of December 31, 2007, 2006 and 2005 (in $1,000s):

	2007		2006		2005
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

Available for sale:
United States treasury securities	$499	$499
United States government agency securities	8,991	9,025	$13,403	$13,285	$23,276	$23,022
Mortgage-backed securities	3,402	3,368	4,089	3,991	2,437	2,355
Municipals	1,222	1,227	1,630	1,628	1,640	1,631
	14,114	14,119	19,122	18,904	27,353	27,008
Held for long-term investment:
Federal Reserve Bank stock	563	563	864	864	536	536
Federal Home Loan Bank stock	18,765	18,765	14,148	14,148	12,960	12,960
Corporate	4,204	4,204	4,419	4,419	1,835	1,835
Other	1,946	1,946	2,318	2,318	1,335	1,335
	25,478	25,478	21,749	21,749	16,666	16,666

	$39,592	$39,597	$40,871	$40,653	$44,019	$43,674

The table below shows the amortized cost, estimated market value, relative maturities and weighted average yields of investment securities at
December 31, 2007 (in $1,000s):

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Maturity:
Due in one year or less	$2,220	$2,218	3.96%
After one year, through five years	6,145	6,175	9.25%
After five years, through ten years	2,974	2,975	9.48%
After ten years	2,775	2,751	5.82%
Securities held for long-term investment,
without stated maturities	25,478	25,478

Total	$39,592	$39,597

Investment securities which do not have stated maturities (corporate, Federal Reserve Bank and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at
December 31, 2007:

United States treasury securities	0 years and 1 month
United States government agency securities	3 years and 6 months
Mortgage-backed securities	2 years and 3 months
Municipals	3 years and 10 months

[The remainder of this page intentionally left blank]

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

	2007		2006		2005		2004		2003
Loans secured by real estate:
Commercial	$1,917,113	44.43%	$1,602,743	45.94%	$1,352,338	45.21%	$1,187,648	44.10%	$999,508	44.47%
Residential (including multi-family)	698,960	16.20%	529,357	15.17%	501,861	16.78%	487,048	18.09%	413,068	18.38%
Construction, land development and
other land	852,595	19.76%	705,255	20.22%	579,132	19.36%	499,166	18.54%	361,235	16.07%
Total loans secured by real estate	3,468,668	80.39%	2,837,355	81.33%	2,433,331	81.35%	2,173,862	80.73%	1,773,811	78.92%
Commercial and other business-purpose
loans	768,473	17.81%	602,294	17.26%	512,018	17.12%	474,781	17.63%	432,763	19.26%
Consumer	48,041	1.11%	39,957	1.15%	37,661	1.26%	32,947	1.22%	35,117	1.56%
Other	29,519	0.69%	9,072	0.26%	8,179	0.27%	11,314	0.42%	5,749	0.26%
Total portfolio loans	$4,314,701	100.00%	$3,488,678	100.00%	$2,991,189	100.00%	$2,692,904	100.00%	$2,247,440	100.00%

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2007 according to scheduled repayments of principal:

	Fixed	Variable
	Rate	Rate	Total
Aggregate maturities of portfolio loan balances which are due
in one year or less:	$524,102	$1,039,515	$1,563,617
After one year but within five years	1,288,211	381,535	1,669,746
After five years	221,348	791,905	1,013,253
Nonaccrual loans	21,082	47,003	68,085
Total	$2,054,743	$2,259,958	$4,314,701

The following summarizes, in general, Capitol's various loan classifications:

Loans secured by real estate
Commercial
Comprised of a broad mix of business use and nonfarm nonresidential properties, including office, retail, warehouse and light industrial uses.
A typical loan size is generally less than $1,000,000 and, at December 31, 2007, approximately 27% of such properties were owner-occupied.

Residential (including multi-family)
Includes single and multi family residential loans held for permanent portfolio and home equity lines of credit.

Construction, land development and other land
Includes loans made to finance land development for new or existing structures, vacant land and agricultural land.

Commercial and other business-purpose loans
Includes a range of loans for sole proprietorships, partnerships, corporations, and other business enterprises and also to individuals for commercial, industrial and professional purposes but not for investment or personal expenditure purposes.

Consumer
Includes a broad range of installment credit products, secured by automobiles, boats, etc., with typical consumer credit risks.

Other
Includes loans to finance agricultural production, obligations of states and political subdivisions in the US and nonprofit organizations.

All loans are subject to underwriting procedures commensurate with the loan size, nature of collateral, industry trends, risks and experience factors.
Appropriate collateral is required for most loans, as is documented evidence of debt repayment sources.

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D - CONTINUED)
CAPITOL BANCORP LIMITED

The aggregate amount of nonperforming portfolio loans is summarized below as of December 31 (in $1,000s). Nonperforming loans are comprised of
(a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of loans secured by real estate. See Note D of the Notes to Consolidated Financial Statements
for additional information regarding nonperforming loans.

	2007	2006	2005	2004	2003
Nonperforming loans:
Nonaccrual loans:
Loans secured by real estate:
Commercial	$19,016	$8,771	$9,451	$4,713	$4,958
Residential (including multi-family)	13,381	6,808	4,826	7,632	5,297
Construction, land development and
other land	29,756	8,583	2,847	2,252	2,805
Total loans secured by real estate	62,153	24,162	17,124	14,597	13,060
Commercial and other business-purpose loans	5,782	5,349	5,279	8,491	7,740
Consumer	66	215	219	121	60
Other	84	--	--	--	--
Total nonaccrual loans	68,085	29,726	22,622	23,209	20,860

Past due loans:
Loans secured by real estate:
Commercial	113	1,380	739	1,609	1,033
Residential (including multi-family)	1,116	526	1,891	2,726	2,730
Construction, land development and
other land	2,531	1,116	864	80	57
Total loans secured by real estate	3,760	3,022	3,494	4,415	3,820
Commercial and other business-purpose loans	714	1,375	339	568	1,985
Consumer	66	151	140	102	110
Other	5	--	137	177	97
Total past due loans	4,545	4,548	4,110	5,262	6,012

Total nonperforming loans	$72,630	$34,274	$26,732	$28,471	$26,872

Nonperforming loans as a percentage
of total portfolio loans	1.68%	0.98%	0.89%	1.06%	1.20%

Nonperforming loans as a percentage
of total assets	1.48%	0.84%	0.77%	0.92%	0.98%

Allowance for loan losses as a
percentage of nonperforming loans	80.03%	132.50%	151.72%	131.97%	116.87%

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan classifications. At inception, all loans are individually assigned a classification which grades the credits on a risk basis, assessing the financial strength of the borrower and guarantors and other factors such as the borrowers' historical and projected financial performance. The loan classification process is fluid and subjective.

Potential problem loans include loans which are generally performing as agreed; however, because of loan review's and/or lending staff's risk assessment, increased monitoring is deemed appropriate. In addition, some loans are identified for monitoring because of specific performance issues or other risk factors requiring closer management and development of specific remedial action plans.

At December 31, 2007, potential problem loans (which includes nonperforming loans) approximated $219 million or about 5% of total consolidated portfolio loans. Such totals typically approximate 4% to 5% of loans outstanding and are an important part of management's ongoing and proactive loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels.
It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2007	2006	2005	2004	2003

Other real estate owned at January 1	$9,464	$3,733	$3,855	$4,248	$4,605

Properties acquired in restructure
of loans or in lieu of foreclosure	17,216	8,870	5,718	4,233	3,898

Properties sold	(10,021)	(2,806)	(4,440)	(3,833)	(3,704)

Payments received from borrowers or
tenants, credited to carrying amount	(162)	-	-	(552)	(121)

Other changes, net	(140)	(333)	(1,400)	(241)	(430)

Other real estate owned at December 31	$16,357	$9,464	$3,733	$3,855	$4,248

Other real estate owned is valued at estimated fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31
(in $1,000s):

	2007	2006	2005	2004	2003

Allowance for loan losses at January 1	$45,414	$40,559	$37,572	$31,404	$28,953

Allowance for loan losses of acquired
bank subsidiary				724

Loans charged off:
Loans secured by real estate:
Commercial	(3,102)	(2,737)	(1,182)	(827)	(204)
Residential (including multi-family)	(3,265)	(1,831)	(2,348)	(1,005)	(1,796)
Construction, land development and
other land	(1,192)	(812)	(346)	(953)	(362)
Total loans secured by real estate	(7,559)	(5,380)	(3,876)	(2,785)	(2,362)
Commercial and other business-purpose loans	(6,257)	(2,943)	(4,988)	(5,306)	(6,032)
Consumer	(403)	(255)	(776)	(277)	(377)
Other	--	(121)	(3)	(20)	(19)
Total charge-offs	(14,219)	(8,699)	(9,643)	(8,388)	(8,790)

Recoveries:
Loans secured by real estate:
Commercial	70	66	20	111	34
Residential (including multi-family)	226	213	601	99	237
Construction, land development and
other land	20	8	4	--	24
Total loans secured by real estate	316	287	625	210	295
Commercial and other business-purpose loans	1,101	896	758	832	970
Consumer	165	215	287	80	115
Other	7	--	--	2	--
Total recoveries	1,589	1,398	1,670	1,124	1,380
Net charge-offs	(12,630)	(7,301)	(7,973)	(7,264)	(7,410)
Additions to allowance charged to expense	25,340	12,156	10,960	12,708	9,861

Allowance for loan losses at December 31	$58,124	$45,414	$40,559	$37,572	$31,404

Total portfolio loans outstanding at December 31	$4,314,701	$3,488,678	$2,991,189	$2,692,904	$2,247,440
Ratio of allowance for loan losses to
portfolio loans outstanding	1.35%	1.30%	1.36%	1.40%	1.40%

Average total portfolio loans for the year	$3,840,526	$3,236,538	$2,834,973	$2,492,379	$2,101,617
Ratio of net charge-offs to average
portfolio loans outstanding	0.33%	0.23%	0.28%	0.29%	0.35%

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

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E - CONTINUED)
CAPITOL BANCORP LIMITED

The amounts of the allowance for loan losses allocated in the following table (in $1,000s) as of December 31, are based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2007		2006		2005		2004		2003
		Percentage		Percentage		Percentage		Percentage		Percentage
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans

Loans secured by real estate:
Commercial	$21,918	0.51%	$17,886	0.51%	$18,337	0.61%	$16,570	0.61%	$13,966	0.62%
Residential (including multi-family)	10,235	0.24%	7,234	0.21%	6,805	0.23%	6,796	0.25%	5,772	0.26%
Construction, land development and
other land	11,278	0.26%	8,471	0.24%	7,853	0.26%	6,964	0.26%	5,048	0.23%
Total loans secured by real estate	43,431	1.01%	33,591	0.96%	32,995	1.10%	30,330	1.12%	24,786	1.11%

Commercial and other business-purpose
loans	13,727	0.32%	11,112	0.32%	6,943	0.23%	6,624	0.25%	6,047	0.27%
Consumer	667	0.01%	558	0.02%	510	0.02%	460	0.02%	491	0.02%
Other	299	0.01%	153	0.00%	111	0.01%	158	0.01%	80	0.00%

Total allowance for loan losses	$58,124	1.35%	$45,414	1.30%	$40,559	1.36%	$37,572	1.40%	$31,404	1.40%

Total portfolio loans outstanding	$4,314,701		$3,488,678		$2,991,189		$2,692,904		$2,247,440

[The remainder of this page intentionally left blank]

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$628,345		$614,529		$564,823
Savings deposits	83,632	2.74%	59,985	1.64%	71,890	1.17%
Time deposits under $100,000	569,773	4.92%	429,108	4.19%	338,920	3.18%
Time deposits $100,000 and over	1,031,011	5.12%	889,769	4.28%	717,851	3.02%
Other interest-bearing deposits	1,227,480	3.34%	1,066,109	2.96%	998,165	1.99%

Total deposits	$3,540,241		$3,059,500		$2,691,649

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2007 (in $1,000s):

Three months or less	$407,957
Three months to six months	227,955
Six months to twelve months	250,114
Over 12 months	181,179

Total	$1,067,205

[The remainder of this page intentionally left blank]

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

	Year Ended December 31
	2007	2006	2005

Net income as a percentage of:
Average stockholders' equity	5.72%	12.94%	13.34%
Average total assets	0.49%	1.12%	1.08%

Capital ratios:
Average stockholders' equity as a
percentage of average total assets	8.61%	8.63%	8.12%
Average total equity (stockholders' equity and
minority interests in consolidated subsidiaries)
as a percentage of average total assets	11.60%	11.52%	9.93%
Average total capital funds (stockholders'
equity, minority interests in consolidated
subsidiaries and subordinated debentures)
as a percentage of average total assets	14.82%	14.18%	12.98%

Dividend payout ratio (cash dividends per share
as a percentage of net income per share):
Basic	77.52%	35.32%	29.75%
Diluted	78.74%	36.96%	30.77%

[The remainder of this page intentionally left blank]

Item 1A. Risk Factors.

An investment in Capitol's common stock is subject to the risks inherent to Capitol's business.  The material risks and uncertainties that Capitol believes affect it are described below.  The risks and uncertainties described below are not the only ones Capitol faces.  Additional risks and uncertainties that Capitol is not aware of or focused on or risks currently deemed immaterial may also impair business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks actually occur, Capitol's financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of Capitol's common stock could decline significantly, and shareholders could lose all or part of their investment.

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

Capitol has rapidly and significantly expanded its operations, was engaged in significant new bank development activity in 2007 and anticipates that further expansion will be required to realize its growth strategy.  Capitol's rapid growth has placed significant demands on its management and other resources which, given its expected future growth rate, are likely to continue.  To manage future growth, Capitol will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for:

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

Item 1A. Risk Factors – continued.

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

Capitol's banks are intended to be small in size.  Most operate from single locations.  They are small relative to the dynamic markets in which they operate.  Each of those markets has a variety of large and small competitors that have resources far beyond those of Capitol's banks.  While it is the intention of Capitol's banks to operate as niche players within their geographic markets, their continued existence is dependent upon being able to attract and retain loan customers in those large markets that are dominated by substantially larger regulated and unregulated financial institutions.

If Capitol Cannot Recruit Additional Highly Qualified Personnel, Capitol's Customer Service Could Suffer, Causing its Customer Base to Decline.

Capitol's strategy is also dependent upon its continuing ability to attract and retain highly qualified personnel. Competition for such employees among financial institutions is intense.  Availability of personnel with appropriate community banking experience varies.  If Capitol does not succeed in attracting new employees or retaining and motivating current and future employees, Capitol's business could suffer significantly.

Capitol and its Banks Operate in an Environment Highly Regulated by State and Federal Government; Changes in Federal and State Banking Laws and Regulations Could Have a Negative Impact on Capitol's Business.

As a bank holding company, Capitol is regulated primarily by the Federal Reserve Board.  Capitol's current bank affiliates are regulated primarily by the state banking regulators, the FDIC, the OTS and, in the case of one national bank, the OCC.

Various Federal and State Laws and Regulations Govern Numerous Aspects of the Banks' Operations, Including:

•	adequate capital and financial condition;
•	permissible types and amounts of extensions of credit and investments;
•	permissible nonbanking activities; and
•	restrictions on dividend payments.

Federal and state regulatory agencies have broad discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  Capitol and its banks also undergo periodic examinations by one or more regulatory agencies.  Following such examinations, Capitol may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations.  Those actions would result from the regulators' judgments based on information available to them at the time of their examination.

Item 1A. Risk Factors – continued.

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

While Capitol's prior experience with the regulatory application process has been favorable, the future climate for regulatory approval is impossible to predict.  Regulatory agencies could prohibit or otherwise significantly restrict the expansion plans of Capitol, including its current bank subsidiaries and future new start-up banks.

New Accounting or Tax Pronouncements or Interpretations May be Issued by the Accounting Standard-Setters, Regulators or Other Government Bodies Which Could Change Existing Accounting Methods.  Changes in Accounting Methods Could Negatively Impact Capitol's Results of Operations and Financial Condition.

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

Item 1A. Risk Factors – continued.

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

Widespread media reports during 2007 of concerns about the health of the domestic economy have continued into 2008.  Capitol's loan losses in recent years have varied.  Further, amounts of nonperforming loans have fluctuated and it is anticipated that levels of nonperforming loans and related loan losses may increase as economic conditions, locally and nationally, evolve.

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

A significant portion of Capitol's affiliate banks’ loan portfolio are secured by real property.  During the ordinary course of business, Capitol's affiliate banks may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, Capitol's affiliate banks may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require Capitol's affiliate banks to incur substantial expenses and may materially reduce the affected property's value or limit Capitol's affiliate banks’ ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Capitol's affiliate bank's exposure to environmental liability.  Although Capitol's affiliate banks have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.

Item 1A. Risk Factors – continued.

Capitol's Commercial Loan Concentration to Small Businesses and Collateralized by Commercial Real Estate Increases the Risk of Defaults by Borrowers and Substantial Credit Losses Could Result, Causing Shareholders to Lose Their Investment in Capitol's Common Stock.

Capitol's banks make various types of loans, including commercial, consumer, residential mortgage and construction loans.  Capitol's strategy emphasizes lending to small businesses and other commercial enterprises.  Capitol typically uses commercial real estate as a source of collateral for many of its loans.  Recently, regulatory agencies have expressed concern with banks having large concentrations in commercial real estate due to the recent downturn in the real estate market in certain areas of the country, leading to increased risk of credit loss and extended periods of sale.  Loans to small and medium-sized businesses are generally riskier than single-family mortgage loans.  Typically, the success of a small or medium-sized business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business.  In addition, small and medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower's ability to repay a loan.  Substantial credit losses could result, causing shareholders to lose their entire investment in Capitol's common stock.

Actions by the Open Market Committee of the Federal Reserve Board (FRBOMC) May Adversely Affect Capitol's Net Interest Income.

Changes in Net Interest Income.  Capitol's profitability is significantly dependent upon net interest income.  Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits.  Therefore, any change in general market interest rates, whether as a result of changes in monetary policies of the Federal Reserve Board or otherwise, can have a significant effect on net interest income.  Capitol's assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristic of assets and liabilities.  As a result, changes in interest rates can affect net interest income in either a positive or negative way.

Recently, the Federal Reserve has decreased interest rates several times, including significant reductions in early 2008.  Future stability of interest rates and Federal Reserve Open Market Committee policy, which impact such rates, are uncertain.

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

Item 1A. Risk Factors – continued.

Capitol has Debt Securities Outstanding Which May Prohibit Future Cash Dividends on Capitol's Common Stock or Otherwise Adversely Affect Regulatory Capital Compliance.

Capitol has a credit facility with an unaffiliated bank under which borrowings of up to $25 million are permitted, subject to certain conditions.  Capitol is reliant upon its bank subsidiaries' earnings and dividends to service this debt obligation which may be inadequate to service the obligation, in the event Capitol utilizes this facility.  In the event of violation of the covenants relating to the credit facility, or the failure to make timely payments of interest and debt principal, the lender may terminate the credit facility.  In addition, upon such occurrences, dividends on Capitol's common stock may be prohibited or Capitol may be otherwise unable to make future dividends payments or obtain replacement credit facilities.

Capitol also has several series of trust-preferred securities outstanding, with a liquidation amount totaling about $158.3 million, which are treated as capital for regulatory ratio compliance purposes.  Although these securities are viewed as capital for regulatory purposes, they are debt securities which have numerous covenants and other provisions which, in the event of noncompliance, could have an adverse effect on Capitol.  For example, these securities permit Capitol to defer the periodic payment of interest for various periods; however, if such payments are deferred, Capitol is prohibited from paying cash dividends on its common stock during deferral periods and until accumulated deferred interest is paid.  Future payment of interest is dependent upon Capitol's bank subsidiaries' earnings and dividends, which may be inadequate to service the obligations.  Continued classification of these securities as elements of capital for regulatory purposes is subject to future changes in regulatory rules and regulations and the actions of regulatory agencies, all of which is beyond the control or influence of Capitol.

Capitol's Controls and Procedures May Fail or be Circumvented, Which Could Have a Material Adverse Effect on Capitol's Business, Results of Operations and Financial Condition.

Capitol regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on Capitol's business, results of operations and financial condition.

Capitol's Bylaws, as Well as Certain Banking Laws, May Have an Anti-Takeover Effect.

Provisions of Capitol's bylaws, the Michigan Control Share Act, and certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Capitol, even if doing so would be perceived to be beneficial to shareholders.  The combination of these provisions effectively inhibits a non-negotiated merger or other business combination which, in turn, could adversely affect the market price of Capitol's common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The names and locations of Capitol's banks are listed on Pages F-39 – F-40, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," which is incorporated herein by reference.

Most of the banks' locations are leased.  Most of Capitol's banks operate from a single location. Most of Capitol's banks' facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking.  Ann Arbor Commerce Bank, Capitol's largest bank, occupies the largest leased facility, approximately 18,000 square feet.

Community Bank of Rowan, Elkhart Community Bank, First Carolina State Bank, Goshen Community Bank, Grand Haven Bank, Muskegon Commerce Bank, Paragon Bank & Trust, Peoples State Bank and Portage Commerce Bank own their stand-alone bank primary offices.

Some of Capitol's banks have drive-up customer service capability.  Capitol's banks are typically located in or near high traffic centers of commerce in their respective communities.  Customer service is enhanced through Internet banking and utilization of ATMs to process some customer-initiated transactions, and some of the banks also make available a courier service to pick up transactions at customers' locations.

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

Certain office locations are leased from related parties.  Rent expense, including rent expense under leases with related parties, is incorporated by reference from Page F-54, Financial Information Section of Annual Report, under the caption "Note F—Premises and Equipment."

Capitol's subsidiary bank, Brighton Commerce Bank, leases its primary banking facility from Tri-O Development.  Three of David O'Leary's adult children are members of the leasing entity.  Rent paid by Brighton Commerce Bank to the leasing entity amounted to $236,148 in 2007.  Capitol's subsidiary bank, Ann Arbor Commerce Bank, leases its primary banking facility from South State Commerce Center L.L.C.  Lyle W. Miller's Trust owns 10% of the membership interest, H. Nicholas Genova's IRA owns 10% of the membership interest of the LLC and Kathleen A. Gaskin owns 5% of the membership interest.  Rent paid by Ann Arbor Commerce Bank amounted to $474,448 in 2007, and maintenance fees amounted to $208,965.  Capitol and its subsidiary bank, Capitol National Bank, paid rent of $791,943 in 2007 for their principal offices at Capitol Bancorp Center, 200 Washington Square North, Lansing, Michigan and the adjacent Phoenix Building to Business & Trade Center Limited, a Michigan limited partnership, of which Joseph D. Reid and Lewis D. Johns are partners.  Additionally, the cost of significant leasehold improvements and routine maintenance made in 2007 was $1,097,359.  The lease rates represent what Capitol believes to be fair market value in the respective markets.  All leasing arrangements which involve insiders have been approved by Capitol's Ethics Committee and reported to bank regulatory agencies prior to their commencement.

Item 2. Properties – continued.

Management believes Capitol's and its banks' offices to be in good and adequate condition and adequately covered by insurance.

Item 3. Legal Proceedings.

As of December 31, 2007, there were no material pending legal proceedings to which Capitol or its subsidiaries was a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2007, no matters were submitted to a vote by security holders.

[The remainder of this page intentionally left blank]

PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information:
Incorporated by reference from Pages F-3 – F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock," Pages F-56 – F-58 under the caption "Note J—Restricted Common Stock and Stock Options" and Pages F-5 – F-6, under the caption "Shareholder Information."

B.	Holders:
Incorporated by reference from the second paragraph on Page F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

C.	Dividends:
Incorporated by reference from the first paragraph on Page F-4, Financial Information Section of Annual Report under the caption "Information Regarding Capitol's Common Stock."  Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share" and Pages F-64 and F-65, Financial Information Section of Annual Report, under the caption "Note P—Dividend Limitations of Subsidiaries and Other Capital Requirements."

D.	Securities Authorized for Issuance Under Equity Compensation Plan:

Summary of Equity Compensation Plans as of December 31, 2007

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders*	1,951,757	$ 29.52	115,417
Equity compensation plans not approved by security holders(1)	44,830	20.95	--
Equity compensation plans resulting from share exchanges	463,495	20.22	--

Total	2,460,082	$ 27.85	115,417

(1)	Stock options issued pursuant to employment agreements with various officers of Capitol and its subsidiaries.
*	Does not include shares of Capitol's common stock that may be issued if Capitol elects to pay awards made under the Capitol Bancorp Ltd. Management Incentive Plan in shares of Capitol's common stock.

E.	Performance Graph. Incorporated by reference from Page F-3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

F.	There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2007.

G.
42,833 shares of Capitol's common stock subject to a restricted stock award made to Joseph D. Reid, Capitol's Chairman and CEO, pursuant to the terms of the Capitol Bancorp Limited Management Incentive Plan vested on January 1, 2007, resulting from the satisfaction of certain performance targets.  The shares were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2007, 2006, 2005, 2004 and 2003."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from Pages F-7 – F-30, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Capitol's Business Financial Condition and Results of Operations" and Page F-6, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from Pages F-25 – F-28, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page F-6, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

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

Item 9A.  Controls and Procedures – continued.

Management's Annual Report on Internal Control Over Financial Reporting:

Incorporated by reference from Page F-31, Financial Information Section of Annual Report.

Attestation Report of Independent Registered Public Accounting Firm:

Incorporated by reference from Pages F-32 and F-33, Financial Information Section of Annual Report.

Changes in Internal Control Over Financial Reporting:

No change in Capitol's internal control over financial reporting occurred during Capitol's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Capitol's internal control over financial reporting.

Item 9B. Other Information.

Effective March 15, 2008, the Compensation Committee of Capitol's Board of Directors established base salaries for 2008 and approved bonuses for 2007 for Capitol's named executive officers.  Messrs. Hendrickson, Lewis and Thomas and Ms. Reid elected to forego bonuses for 2007 due to the performance of Capitol.  These named executive officers were given a 2.5% increase in their base salary effective March 15, 2008.

On March 10, 2008, Messrs. Hendrickson and Lewis entered into employment agreements with Capitol.  The material terms of the agreement are identical to Capitol’s existing employment agreements with Mr. Thomas and Ms. Reid (filed as exhibits to Capitol’s Report on Form 10-K for the year ended December 31, 2005) and include an initial five-year term, provide for one year severance pay and a change of control provision equal to 299% of their base salary.

[The remainder of this page intentionally left blank]

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "PROPOSAL ONE:  ELECTION OF DIRECTORS," "INFORMATION REGARDING CAPITOL’S DIRECTORS NOT CURRENTLY UP FOR ELECTION," "ROLE OF THE BOARD," "CORPORATE GOVERNANCE," "COMMITTEE STRUCTURE," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and "EXECUTIVE OFFICERS."

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "COMPENSATION DISCUSSION & ANALYSIS OVERVIEW," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION," "EMPLOYMENT AGREEMENTS," "GRANTS OF PLAN-BASED AWARDS," "2006 AND 2007 EQUITY GRANTS," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007," "OPTION EXERCISES AND STOCK VESTED 2007," "PENSION BENEFITS 2007," "EXECUTIVE SUPPLEMENTAL INCOME PLAN," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION," "NON-EMPLOYEE DIRECTOR COMPENSATION IN 2007," "POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL," and "EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION."

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "STOCK OWNERSHIP" and "EQUITY COMPENSATION PLAN INFORMATION."

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," "CORPORATE GOVERNANCE," "ROLE OF THE BOARD," "INDEPENDENCE OF DIRECTORS," "INDEPENDENT DIRECTORS," "NON-INDEPENDENT DIRECTORS," and "COMMITTEE STRUCTURE."

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption "RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM."

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2.  Financial Statements/Schedules:

The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-31 – F-68 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2007, are incorporated by reference in Item 8:

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets--December 31, 2007 and 2006.

Consolidated statements of income--Years ended December 31, 2007, 2006 and 2005.

Consolidated statements of changes in stockholders' equity--Years ended December 31, 2007, 2006 and 2005.

Consolidated statements of cash flows--Years ended December 31, 2007, 2006 and 2005.

Notes to consolidated financial statements.

All financial statements have been incorporated by reference from the Annual Report.  No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

(b) Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 36-38) which immediately precedes such exhibits and is incorporated herein by reference.

[The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD. Registrant By: /s/ Joseph D. Reid Joseph D. Reid Chairman and Chief Executive Officer	By: /s/ Lee W. Hendrickson Lee W. Hendrickson Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 10, 2008, in the capacities indicated below.

/s/ Joseph D. Reid Joseph D. Reid, Chairman, Chief Executive Officer and Director	/s/ Michael L. Kasten Michael L. Kasten, Vice Chairman and Director
/s/ David O’Leary David O'Leary, Secretary and Director	/s/ David L. Becker David L. Becker, Director
/s/ Lyle W. Miller Lyle W. Miller, Vice Chairman and Director	/s/ Michael J. Devine Michael J. Devine, Director
/s/ Paul R. Ballard Paul R. Ballard, Director	/s/ Gary A. Falkenberg Gary A. Falkenberg, Director
/s/ Douglas E. Crist Douglas E. Crist, Director	/s/ Kathleen A. Gaskin Kathleen A. Gaskin, Director
/s/ James C. Epolito James C. Epolito, Director	/s/ Michael F. Hannley Michael F. Hannley, Director
/s/ Joel I. Ferguson Joel I. Ferguson, Director	/s/ Richard A. Henderson Richard A. Henderson, Director
/s/ H. Nicholas Genova H. Nicholas Genova, Director	/s/ John S. Lewis John S. Lewis, President of Bank Performance and Director
/s/ Lewis D. Johns Lewis D. Johns, Director	/s/ Cristin K. Reid Cristin K. Reid, Corporate President and Director
/s/ Leonard Maas Leonard Maas, Director	/s/ Ronald K. Sable Ronald K. Sable, Director
/s/ Myrl D. Nofziger Myrl D. Nofziger, Director

EXHIBIT INDEX

Exhibit No.		Description	Page Number or Incorporated by Reference from:
3		Articles of Incorporation (as amended) and Bylaws (as amended)	(1) (22) (24)
4		Instruments Defining the Rights of Security Holders
	(a)	Common Stock Certificate	(1)
	(b)	Indenture dated December 18, 1997	(11)
	(c)	Subordinated Debenture	(11)
	(d)	Amended and Restated Trust Agreement dated December 18, 1997	(11)
	(e)	Preferred Security Certificate dated December 18, 1997	(11)
	(f)	Preferred Securities Guarantee Agreement of Capitol Trust I dated December 18, 1997	(11)
	(g)	Agreement as to Expenses and Liabilities of Capitol Trust I	(11)
	(h)	Capitol Bancorp Ltd. 2000 Incentive Stock Plan	(18)
10		Material Contracts:
		Capitol Bancorp Limited 2003 Stock Plan*	(20) (22)
		Form of Stock Option Agreement for Awards pursuant to Capitol Bancorp Limited 2003 Stock Plan*	(20)
	(a)	Amended and Restated Employment Agreement of Joseph D. Reid (dated March 17, 2003 and amendment dated April 17, 2003)*	(19)
	(b)	Profit Sharing/401(k) Plan (as amended and restated April 1, 1995)*	(10)
	(b1)	First and Second Amendments to Profit Sharing/401(k) Plan*	(12)
	(b2)	Third, Fourth and Fifth Amendments to Profit Sharing/401(k) Plan*	(14)
	(b3)	Sixth, Seventh, Eighth and Ninth Amendments to Profit Sharing/401(k) Plan*	(15)
	(b4)	Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth Amendments to Profit Sharing/401(k) Plan*	(17)
	(b5)	Sixteenth and Seventeenth Amendments to Profit Sharing/401(k) Plan*	(18)
	(b6)	Eighteenth, Nineteenth and Twentieth Amendments to Profit Sharing/401(k) Plan*	(21)
	(b7)	Twenty-First, Twenty-Second, Twenty-Third, Twenty-Fourth, Twenty-Fifth and Twenty-Sixth Amendments to Profit Sharing/401(k) Plan*	(23)
	(b8)	Twenty-Seventh, Twenty-Eighth, Twenty-Ninth, Thirtieth, Thirty-First, Thirty-Second, Thirty-Third, Thirty-Fourth, Thirty-Fifth, Thirty-Sixth, Thirty-Seventh, Thirty-Eighth, Thirty-Ninth, Fortieth, Forty-First and Forty-Second Amendments to Profit Sharing/401(k) Plan*	(25)
	(b9)
Forty-Third, Forty-Fourth, Forty-Fifth, Forty-Sixth, Forty-Seventh, Forty-Eighth, Forty-Ninth, Fiftieth, Fifty-First, Fifty-Second, Fifty-Third, Fifty-Fourth and Fifty-Fifth Amendments to Profit Sharing/401(k) Plan*

Exhibit No.		Description	Page Number or Incorporated by Reference from:
10		Material Contracts—continued:
	(c)	Lease Agreement with Business & Trade Center, Ltd.	(9)
	(d)	Capitol Bancorp Ltd Employee Stock Ownership Plan (as amended and restated January 1, 2008) and Amendment No. 1 thereto*
	(e)	Employment Agreements with John C. Smythe and Charles J. McDonald*	(2)
	(f)	Executive Supplemental Income Agreements with Paul R. Ballard, Richard G. Dorner, James R. Kaye, Scott G. Kling, David K. Powers, John C. Smythe and Charles J. McDonald*	(10)
	(g)	Consolidation Agreement between the Corporation and Portage Commerce Bank	(4)
	(h)	Employment Agreement with Richard G. Dorner*	(4)
	(i)	Employment Agreement with David K. Powers*	(5)
	(j)	Definitive Exchange Agreement and Closing Memorandum between Capitol and United Savings Bank, FSB	(6)
	(k)	Employment Agreement with James R. Kaye*	(7)
	(l)	Definitive Exchange Agreement between the Registrant and Financial Center Corporation	(8)
	(m)	Capitol Bancorp Ltd. Management Incentive Plan*	(22)
	(n)	Employment Agreement by and between Sun Community Bancorp Limited and John S. Lewis. (Exhibit 10.7 of Sun Community Bancorp Limited)*	(13)
	(o)	Anti-dilution Agreement by and between Sun Community Bancorp Limited and Capitol Bancorp Ltd. (Exhibit 10.10 of Sun Community Bancorp Limited)	(13)
	(p)	Plan of Share Exchange dated November 16, 2001 between and among Capitol Bancorp Ltd. and Sun Community Bancorp Limited	(16)
	(q)	Restricted Stock Agreement between Capitol Bancorp Ltd. and Joseph D. Reid*	(23)
	(r)	Form of Employment Agreement with Cristin K. Reid and Bruce Thomas (and, effective March 2008, Lee W. Hendrickson and John S. Lewis)*	(23)
	(s)	Second Amendment to Employment Agreement with Joseph D. Reid (dated March 14, 2007)*
13		Annual Report to Security Holders A. Marketing Section of 2007 Annual Report B. Financial Information Section of 2007 Annual Report
21		Subsidiaries of the Registrant
23		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description	Page Number or Incorporated by Reference from:
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

Key:
(1)	Form S-18, Reg. No. 33-24728C, filed September 15, 1988.
(2)	Form S-1, Reg. No. 33-30492, filed August 14, 1989.
(3)	Form S-1, Reg. No. 33-31323, filed September 29, 1989.
(4)
Originally filed as exhibit to Form 10-K for year ended December 31, 1990, filed March 6, 1991; refiled as exhibit to Form 10-KSB for year ended December 31, 1995, filed March 14, 1996, due to time limit for incorporation by reference pursuant to Regulation SB Item 10(f).

(5)	Form 10-K for year ended December 31, 1991, filed February 28, 1992.
(6)	Form 8-K dated July 15, 1992, as amended under Form 8 on September 14, 1992.
(7)	Form 10-KSB for year ended December 31, 1992, filed February 25, 1993.
(8)	Form S-4, Reg. No. 33-73474, filed December 27, 1993.
(9)	Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.
(10)	Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.
(11)	Post Effective Amendment No.1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.
(12)	Form 10-K for year ended December 31, 1998, filed March 17, 1999.
(13)	Amendment No. 2 to the Registration Statement on Form S-1 of Sun Community Bancorp Limited (Registration No. 333-76719) dated June 15, 1999.
(14)	Form 10-K for year ended December 31, 1999, filed March 27, 2000.
(15)	Form 10-K for year ended December 31, 2000, filed March 23, 2001.
(16)	Amendment No. 4 to the Registration Statement on Form S-4 Reg. No. 333-73624 filed February 12, 2002.
(17)	Form 10-K for year ended December 31, 2001, filed March 15, 2002.
(18)	Form 10-K for year ended December 31, 2002, filed March 28, 2003.
(19)	Form 10-Q for the period ended March 31, 2003, filed May 14, 2003.
(20)	Form 10-Q for the period ended September 30, 2004, filed October 29, 2004.
(21)	Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(22)	Form 10-Q for the period ended June 30, 2005, filed July 29, 2005.
(23)	Form 10-K for the year ended December 31, 2005, filed March 16, 2006.
(24)	Exhibit 99.1 to Form 8-K filed on February 7, 2007.
(25)	Form 10-K for the year ended December 31, 2006, filed March 16, 2007.
*	A management contract or compensatory plan required to be filed with this report.