Form 10-Q
period 2008-03-31
CAPITOL BANCORP LTD
filed 2008-04-30
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2008
Common Stock, No par value	17,316,416 shares

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(in thousands, except share data)

	(Unaudited)
	March 31	December 31
	2008	2007
ASSETS
Cash and due from banks	$178,401	$196,083
Money market and interest-bearing deposits	27,263	26,924
Federal funds sold	149,702	129,365
Cash and cash equivalents	355,366	352,372
Loans held for sale	17,221	16,419
Investment securities:
Available for sale, carried at market value	8,996	14,119
Held for long-term investment, carried at
amortized cost which approximates market value	28,902	25,478
Total investment securities	37,898	39,597
Portfolio loans:
Loans secured by real estate:
Commercial	1,968,358	1,917,113
Residential (including multi-family)	748,084	698,960
Construction, land development and other land	867,311	852,595
Total loans secured by real estate	3,583,753	3,468,668
Commercial and other business-purpose loans	802,675	768,473
Consumer	52,556	48,041
Other	28,644	29,519
Total portfolio loans	4,467,628	4,314,701
Less allowance for loan losses	(61,666)	(58,124)
Net portfolio loans	4,405,962	4,256,577
Premises and equipment	60,011	60,031
Accrued interest income	19,046	19,417
Goodwill and other intangibles	72,609	72,722
Other assets	98,570	84,628

TOTAL ASSETS	$5,066,683	$4,901,763

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$655,647	$671,688
Interest-bearing	3,290,107	3,173,057
Total deposits	3,945,754	3,844,745
Debt obligations:
Notes payable and short-term borrowings	379,044	320,384
Subordinated debentures	156,153	156,130
Total debt obligations	535,197	476,514
Accrued interest on deposits and other liabilities	33,774	35,161
Total liabilities	4,514,725	4,356,420

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	164,525	156,198

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2008 - 17,317,065 shares
2007 - 17,316,568 shares	272,574	272,208
Retained earnings	115,381	117,520
Undistributed common stock held by employee-benefit trust	(580)	(586)
Market value adjustment (net of tax effect) for
investment securities available for sale (accumulated
other comprehensive income)	58	3
Total stockholders' equity	387,433	389,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,066,683	$4,901,763

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(in thousands, except per share data)

	2008	2007
Interest income:
Portfolio loans (including fees)	$77,331	$73,524
Loans held for sale	300	946
Taxable investment securities	133	208
Federal funds sold	1,213	2,544
Other	526	617
Total interest income	79,503	77,839
Interest expense:
Deposits	30,688	28,329
Debt obligations and other	6,880	4,829
Total interest expense	37,568	33,158
Net interest income	41,935	44,681
Provision for loan losses	8,958	3,932
Net interest income after provision for
loan losses	32,977	40,749
Noninterest income:
Service charges on deposit accounts	1,333	1,105
Trust and wealth-management revenue	1,645	1,037
Fees from origination of non-portfolio residential
mortgage loans	921	1,307
Gain on sales of government-guaranteed loans	580	800
Gain on sales of other non-portfolio commercial loans	317	320
Realized gains on sale of investment securities
available for sale	43
Other	1,726	1,016
Total noninterest income	6,565	5,585
Noninterest expense:
Salaries and employee benefits	25,548	26,072
Occupancy	4,404	3,497
Equipment rent, depreciation and maintenance	2,866	2,642
Other	11,987	9,612
Total noninterest expense	44,805	41,823
Income (loss) before income taxes
and minority interest	(5,263)	4,511
Income taxes (benefit)	(1,995)	1,764
Income (loss) before minority interest	(3,268)	2,747
Minority interest in net losses of consolidated subsidiaries	5,459	3,524

NET INCOME	$2,191	$6,271

NET INCOME PER SHARE -- Note E:
Basic	$0.13	$0.38

Diluted	$0.13	$0.36

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(in thousands, except share data)

			Undistributed	Accumulated
			Common Stock	Other
	Common	Retained	Held by Employee-	Comprehensive
	Stock	Earnings	Benefit Trust	Income (Loss)	Total

Three Months Ended March 31, 2007

Balances at January 1, 2007	$249,244	$112,779		$(144)	$361,879

Issuance of 371,314 shares of common stock
to acquire minority interest in subsidiary	15,927				15,927

Issuance of 37,949 shares of common stock
upon exercise of stock options, net of
common stock surrendered to facilitate exercise	586				586

Surrender of 15,645 shares of common stock to
facilitate vesting of restricted stock	(721)				(721)

Recognition of compensation expense relating to
restricted common stock	415				415

Tax benefit from share-based payments	721				721

Issuance of 24,506 shares to employee stock
ownership plan	1,132				1,132

Cash dividends paid ($0.25 per share)		(4,261)			(4,261)

Components of comprehensive income:
Net income		6,271			6,271
Market value adjustment for investment securities
available for sale (net of income tax effect)				43	43
Comprehensive income					6,314

BALANCES AT MARCH 31, 2007	$267,304	$114,789		$(101)	$381,992

Three Months Ended March 31, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145

Issuance of 3,174 shares of common stock
upon exercise of stock options	54				54

Surrender of 13,489 shares of common stock to
facilitate vesting of restricted stock	(271)				(271)

Issuance of 12,812 unvested shares of restricted
common stock, net of related unearned employee
compensation and 2,000 forfeited shares	--				--

Recognition of compensation expense relating to
restricted common stock and stock options	589				589

Tax effect of share-based payments	(4)				(4)

Transfer of 250 shares to employee stock
ownership plan	(2)		6		4

Cash dividends paid ($0.25 per share)		(4,330)			(4,330)

Components of comprehensive income:
Net income		2,191			2,191
Market value adjustment for investment securities
available for sale (net of income tax effect)				55	55
Comprehensive income					2,246

BALANCES AT MARCH 31, 2008	$272,574	$115,381	$(580)	$58	$387,433

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(in thousands)

	2008	2007

OPERATING ACTIVITIES
Net income	$2,191	$6,271
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Provision for loan losses	8,958	3,932
Depreciation of premises and equipment	2,450	2,164
Amortization of intangibles	113	146
Net amortization of investment security premiums	10
Loss (gain) on sale of premises and equipment	4	(17)
Minority interest in net losses of consolidated subsidiaries	(5,459)	(3,524)
Share-based compensation expense	589	415
Originations and purchases of loans held for sale	(51,216)	(132,370)
Proceeds from sales of loans held for sale	50,414	139,101
Decrease (increase) in accrued interest income and other assets	(13,391)	2,466
Increase (decrease) in accrued interest on deposits and other
liabilities	(1,387)	1,090

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES	(6,724)	19,674

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	840
Proceeds from calls, prepayments and maturities of investment
securities	7,862	3,187
Purchases of investment securities	(7,111)	(1,096)
Net increase in portfolio loans	(158,343)	(134,597)
Proceeds from sales of premises and equipment	6	172
Purchases of premises and equipment	(2,440)	(3,336)

NET CASH USED BY INVESTING ACTIVITIES	(159,186)	(135,670)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and
savings accounts	21,918	16,872
Net increase in certificates of deposit	79,091	116,678
Net borrowings from (payments on) debt obligations	58,660	(18,154)
Net proceeds from issuance of subordinated debentures		55,000
Resources provided by minority interests	13,786	8,036
Surrender of common stock to facilitate vesting of
restricted stock	(217)	(135)
Tax effect of share-based payments	(4)	721
Cash dividends paid	(4,330)	(4,261)

NET CASH PROVIDED BY FINANCING ACTIVITIES	168,904	174,757

INCREASE IN CASH AND CASH EQUIVALENTS	2,994	58,761

Cash and cash equivalents at beginning of period	352,372	348,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$355,366	$407,631

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Capitol Bancorp Ltd. (Capitol or the Corporation) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The condensed consolidated financial statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim period.

The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

The consolidated balance sheet as of December 31, 2007 was derived from audited consolidated financial statements as of that date.  Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Note B – Implementation of New Accounting Standards

In June 2007, the Financial Accounting Standards Board (FASB) ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  This new guidance became effective for Capitol on January 1, 2008 and did not have a material effect on Capitol's consolidated financial statements upon implementation.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expands related financial statement disclosures.  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  Statement No. 159 is applied prospectively and has been implemented by Capitol effective January 1, 2008.  Capitol has not elected the fair value option through March 31, 2008.  Statement No. 157 does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008.  Capitol's disclosures relating to SFAS No. 157 are set forth in Note C.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2.  FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  The effect of these new standards' adoption was not material on Capitol's consolidated financial statements in 2008.

Note C – Fair Value

As discussed in Note B, SFAS No. 157 was implemented by Capitol effective January 1, 2008.  SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Fair Value--Continued

Level 3: Significant unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of Capitol's valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available.  If quoted prices are not available, fair values are measured using independent pricing models.  Level 1 securities include those traded on an active exchange as well as U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active over-the-counter markets.
Level 2 securities include private collateralized mortgage obligations.

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  Mortgage loans held for sale written down to fair value are included in the table below (none at March 31, 2008).  Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the collateral.

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 were as follows (in $1,000s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Securities available for sale	$8,996	$8,209	$787

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008 were as follows (in $1,000s):

	Total	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Impaired loans (1)	$72,166	$72,166	$(2,937)

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value of the collateral.

Capitol will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis.  The Corporation measures the fair value of the following on a nonrecurring basis:  (1) long-lived assets, (2) foreclosed assets, (3) the reporting unit under step one of its goodwill impairment test and (4) indefinite lived assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Stock Options

Stock option activity for the interim 2008 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,460,082	$13.50 to $ 46.20	$27.85
Granted	52,360	20.12 to 20.12	20.12
Exercised	(2,674)	16.40 to 16.40	16.40
Cancelled or expired	(10,944)

Outstanding at March 31	2,498,824	$13.50 to $ 46.20	$27.76

Stock options were granted in the first quarter of 2007 and 2008, with an aggregate fair value approximating $174,000 and $255,000, respectively.  Stock options granted in the interim 2008 period have a vesting date of December 31, 2008, and the stock options granted in the interim 2007 period (18,720) became vested at December 31, 2007.  Each stock option expires seven years from date of grant.  Share-based compensation expense relating to stock options for the three months ended March 31, 2008 approximated $206,000.

As of March 31, 2008, stock options outstanding had a weighted average remaining contractual life of 3.2 years.  The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value as of March 31, 2008:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

$10.00 to 14.99	2,866	$13.50	0.76 years	$21,896
$15.00 to 19.99	224,514	16.60	1.93 years	1,019,294
$20.00 to 24.99	622,089	21.63	3.39 years	0
$25.00 to 29.99	586,733	27.09	2.40 years	0
$30.00 to 34.99	695,115	32.10	3.44 years	0
$35.00 or more	367,507	37.92	4.67 years	0

Total outstanding	2,498,824			$1,041,190

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Net Income Per Share

The computations of basic and diluted earnings per share were based on the following (in 1,000s):

	Three Months Ended March 31
	2008	2007

Numerator—net income for the period	$2,191	$6,271

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	17,141	16,695

Effect of dilutive securities:
Unvested restricted shares	25	51
Stock options	23	572
Total effect of dilutive securities	48	623

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,189	17,318

Number of antidilutive stock options excluded from diluted earnings per share computation	2,271	--

Note F – New Banks and Other Development Activities

Capitol opened two de novo banks during the three months ended March 31, 2008.  Adams Dairy Bank, located in Blue Springs, Missouri, opened in January 2008 and Mountain View Bank of Commerce, located in Westminster, Colorado, opened in February 2008.  Each is majority owned by bank-development subsidiaries controlled by Capitol.

Bank development efforts were under consideration at March 31, 2008 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks.  As of March 31, 2008, Capitol had 6 applications pending for additional de novo community banks in Arizona, North Carolina, Ohio and Oklahoma.

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

Note G – Pending Sale of Four Michigan Banks

On March 31, 2008, Capitol announced that it had entered into a definitive agreement to sell four affiliate western Michigan banks to Northstar Financial Group Inc., a Michigan-based, privately-held financial holding company, for cash consideration of approximately $52 million.  Total assets of the four banks (Grand Haven Bank, Kent Commerce Bank, Muskegon Commerce Bank and Paragon Bank & Trust) approximated $409.6 million as of March 31, 2008.  No material gain or loss is expected to be reported upon completion of the sale, if consummated.  The combined operating results of those banks for the three months ended March 31, 2008 was a net loss approximating $733,000.  The pending sale is subject to regulatory approval and other contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note H – Proposed Acquisition of Bank

In March 2008, Capitol announced the formation of a joint venture to acquire 51% of the common stock of Forethought Federal Savings Bank (Forethought), located in Batesville, Indiana, for cash consideration of approximately $5 million.  Forethought is engaged in providing trust-related, preneed funeral planning products and services to customers in 28 states.  The proposed acquisition is subject to regulatory approval.

Note I – Impact of New Accounting Standards

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations.  Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, (3) requires that acquisition-related and restructuring costs be recognized separately from the acquisition, generally charged to expense when incurred and (4) determines information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The effects of the Corporation's adoption of Statement No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

Also in December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Statement No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value and (5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  Statement No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited.  Management has not completed its review of this new guidance.

In March 2008 the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This new guidance revises the presentation and disclosure of derivatives and hedging activities and will be effective for Capitol on January 1, 2009.  Although management has not completed its review of the new standard, implementation is not expected to have a material impact on Capitol's consolidated financial statements.

The FASB has also recently issued several proposals to amend, supersede or interpret existing accounting standards which may impact Capitol's financial statements at a later date, such as a proposed amendment to Statement No. 128, Earnings per Share, among other things.

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

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $5.1 billion at March 31, 2008, an increase of $165 million from the December 31, 2007 level of $4.9 billion.  The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets
	March 31, 2008	December 31, 2007
Arizona Region:
Arrowhead Community Bank	$94,199	$89,060
Asian Bank of Arizona	28,292	25,017
Bank of Tucson	186,003	187,468
Camelback Community Bank	88,440	84,671
Mesa Bank	215,039	217,861
Southern Arizona Community Bank	89,690	85,158
Sunrise Bank of Albuquerque	75,512	71,726
Sunrise Bank of Arizona	118,388	116,245
Valley First Community Bank	81,374	77,306
Yuma Community Bank	76,639	78,489
Arizona Region Total	1,053,576	1,033,001

California Region:
Bank of Escondido	95,695	89,557
Bank of Feather River	15,626	17,283
Bank of San Francisco	63,395	68,902
Bank of Santa Barbara	63,077	58,738
Napa Community Bank	128,416	131,457
Point Loma Community Bank	54,067	56,428
Sunrise Bank of San Diego	88,659	81,905
Sunrise Community Bank	24,220	21,113
California Region Total	533,155	525,383

Colorado Region:
Fort Collins Commerce Bank	63,380	61,083
Larimer Bank of Commerce	62,115	51,906
Loveland Bank of Commerce	20,357	15,941
Mountain View Bank of Commerce(2)	11,057
Colorado Region Total	156,909	128,930

Great Lakes Region:
Ann Arbor Commerce Bank	358,745	362,429
Bank of Auburn Hills	45,969	44,767
Bank of Maumee	49,018	35,576
Bank of Michigan	66,991	69,909
Brighton Commerce Bank	110,346	108,664
Capitol National Bank	238,423	228,556
Detroit Commerce Bank	108,265	113,243
Elkhart Community Bank	90,738	89,064
Evansville Commerce Bank	57,033	50,819
Goshen Community Bank	78,136	93,173
Grand Haven Bank	126,163	130,492
Kent Commerce Bank	84,246	87,060
Macomb Community Bank	91,956	93,045
Muskegon Commerce Bank	95,950	98,975
Oakland Commerce Bank	97,700	109,370
Ohio Commerce Bank	42,941	35,690
Paragon Bank & Trust	103,262	103,711
Portage Commerce Bank	204,367	189,944
Great Lakes Region Total	2,050,249	2,044,487

Midwest Region:
Adams Dairy Bank(1)	21,681
Bank of Belleville	59,729	50,485
Community Bank of Lincoln	25,800	12,960
Summit Bank of Kansas City	44,020	50,142
Midwest Region Total	151,230	113,587

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	March 31, 2008	December 31, 2007
Nevada Region:
1st Commerce Bank	$31,683	$32,091
Bank of Las Vegas	70,001	72,768
Black Mountain Community Bank	156,135	147,433
Desert Community Bank	103,907	101,840
Red Rock Community Bank	118,271	120,750
Nevada Region Total	479,997	474,882

Northeast Region:
USNY Bank	26,979	17,171

Northwest Region:
Bank of Bellevue	43,182	45,122
Bank of Everett	33,745	28,946
Bank of Tacoma	26,954	24,325
High Desert Bank	16,542	11,501
Issaquah Community Bank	15,400	13,696
Northwest Region Total	135,823	123,590

Southeast Region:
Bank of Valdosta	57,528	43,842
Community Bank of Rowan	119,608	117,495
First Carolina State Bank	116,538	115,243
Peoples State Bank	27,192	26,159
Sunrise Bank of Atlanta	54,199	48,664
Southeast Region Total	375,065	351,403

Texas Region:
Bank of Ford Bend	14,622	9,551
Bank of Las Colinas	19,017	11,383
Texas Region Total	33,639	20,934

Other, net	70,061	68,395

Consolidated Totals	$5,066,683	$4,901,763

(1)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

Portfolio loans increased during the 2008 period by approximately $153 million, compared to loan growth of about $132 million during the corresponding period of 2007.  The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities.

Geographic diversification of Capitol's balance sheet has become increasingly important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of March 31, 2008, 42% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (43% at December 31, 2007).  More importantly at that date, 58% of the consolidated loan portfolio relates to banks located in other regions of the country (57% at December 31, 2007).  The reason why this is important is that Capitol's diversification efforts will add stability to earnings by further reducing a disproportionate geographic concentration within a specific region.  The pace of asset growth has been significant in the interim period of 2008, inasmuch as 92% of loan growth occurred in regions outside of the Great Lakes Region.  Adding further to geographic balance, Capitol recently announced the pending sale of four Michigan banks which, if consummated, would reduce its Michigan asset concentration by approximately 20%; the pending sale is discussed in further detail later in this narrative.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The consolidated allowance for loan losses at March 31, 2008 approximated $62 million or 1.38% of total portfolio loans, an increase from the 1.35% ratio at the beginning of the year.

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

	2008	2007
Allowance for loan losses at January 1	$58,124	$45,414

Loans charged-off:
Loans secured by real estate:
Commercial	(672)	(159)
Residential (including multi-family)	(2,150)	(355)
Construction, land development and other land	(1,359)	(202)
Total loans secured by real estate	(4,181)	(716)
Commercial and other business-purpose loans	(1,801)	(1,807)
Consumer	(134)	(114)
Total charge-offs	(6,116)	(2,637)
Recoveries:
Loans secured by real estate:
Commercial	118	59
Residential (including multi-family)	84	64
Construction, land development and other land	26	1
Total loans secured by real estate	228	124
Commercial and other business-purpose loans	430	174
Consumer	41	45
Other	1	--
Total recoveries	700	343
Net charge-offs	(5,416)	(2,294)
Additions to allowance charged to expense	8,958	3,932

Allowance for loan losses at March 31	$61,666	$47,052

Average total portfolio loans for period ended March 31	$4,402,469	$3,555,432

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.49%	0.26%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the three-month 2008 period, which increased significantly compared to 2007, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The increase in provision for loan losses in 2008 was associated primarily with Michigan banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate in Michigan.

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	March 31, 2008		December 31, 2007
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$22,276	0.50%	$21,918	0.51%
Residential (including multi-family)	11,842	0.26	10,235	0.24
Construction, land development and other land	12,335	0.28	11,278	0.26
Total loans secured by real estate	46,453	1.04	43,431	1.01
Commercial and other business-purpose loans	14,214	0.32	13,727	0.32
Consumer	759	0.02	667	0.01
Other	240	--	299	0.01

Total allowance for loan losses	$61,666	1.38%	$58,124	1.35%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	March 31, 2008	December 31, 2007
Nonaccrual loans:
Loans secured by real estate:
Commercial	$21,497	$19,016
Residential (including multi-family)	17,094	13,381
Construction, land development and other land	36,704	29,756
Total loans secured by real estate	75,295	62,153
Commercial and other business-purpose loans	7,833	5,782
Consumer	86	66
Other	--	84
Total nonaccrual loans	83,214	68,085

Past due (>90 days) loans:
Loans secured by real estate:
Commercial	503	113
Residential (including multi-family)	3,407	1,116
Construction, land development and other land	214	2,531
Total loans secured by real estate	4,124	3,760
Commercial and other business-purpose loans	1,477	714
Consumer	23	66
Other	--	5
Total past due loans	5,624	4,545

Total nonperforming loans	$88,838	$72,630

Real estate owned and other repossessed assets	22,601	16,680

Total nonperforming assets	$111,439	$89,310

Nonperforming loans at March 31, 2008 approximated 1.99% of total portfolio loans, an increase from the corresponding 2007 ratio of 1.02% and an increase from the December 31, 2007 ratio of 1.68%.  Nonperforming loans increased $16 million or 22% during the interim 2008 three-month period.  Of the nonperforming loans at March 31, 2008, about 89% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at March 31, 2008 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.  Due to local and regional economic conditions, there is uncertainty in future real estate values, appraisal results and the resulting potential impact on valuation of collateral-dependent loans.  Management cautiously monitors real estate values and related appraisal data when evaluating such valuations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Total nonperforming loans approximated $89 million at March 31, 2008.  Of that total, $61 million (including some loans carried at the parent level) or 68% were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 2.9% of total portfolio loans at March 31, 2008.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 1.7% of portfolio loans for the region on a combined basis as of March 31, 2008 and ranging as high as 3% or more at certain banks.  Those ratios can be contrasted with other geographic regions within the Corporation with substantially lower levels of nonperforming loans, such as the Arizona Region, which had a composite allowance for loan losses ratio as a percentage of portfolio loans of 0.97% as of March 31, 2008.

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

At March 31, 2008, potential problem loans (including the previously-mentioned nonperforming loans) approximated $259 million, or about 5.8% of total consolidated portfolio loans, compared to approximately $219 million or about 5.1% at December 31, 2007.  These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first three months of 2008.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2008	Dec 31, 2007	March 31, 2008	Dec 31, 2007	March 31, 2008	Dec 31, 2007	March 31, 2008	Dec 31, 2007
Arizona Region:
Arrowhead Community Bank	$80,283	$81,836	$876	$818	$317	$361	1.09%	1.00%
Asian Bank of Arizona	25,098	21,514	540	405	314	314	2.15%	1.88%
Bank of Tucson	157,919	168,427	1,275	1,385	750	752	0.81%	0.82%
Camelback Community Bank	83,196	79,869	735	800	1,132	451	0.88%	1.00%
Mesa Bank	197,710	202,511	1,695	1,760	9,519	3,699	0.86%	0.87%
Southern Arizona Community Bank	82,360	78,467	810	792		600	0.98%	1.01%
Sunrise Bank of Albuquerque	70,197	67,192	862	866	185	183	1.23%	1.29%
Sunrise Bank of Arizona	111,641	112,211	1,110	1,125	58	4,250	0.99%	1.00%
Valley First Community Bank	72,193	71,689	741	653	1,301		1.03%	0.91%
Yuma Community Bank	64,834	66,092	525	525		600	0.81%	0.79%
Arizona Region Total	945,431	949,808	9,169	9,129	13,575	11,210	0.97%	0.96%

California Region:
Bank of Escondido	55,405	54,707	700	560	958	311	1.26%	1.02%
Bank of Feather River	10,766	13,345	159	187			1.48%	1.40%
Bank of San Francisco	46,917	44,989	707	695	392	392	1.51%	1.54%
Bank of Santa Barbara	54,851	52,340	939	741	650		1.71%	1.42%
Napa Community Bank	111,023	100,253	1,127	1,069		1,459	1.02%	1.07%
Point Loma Community Bank	50,242	49,607	745	695	46		1.48%	1.40%
Sunrise Bank of San Diego	78,441	74,526	945	908	2,097	2,386	1.20%	1.22%
Sunrise Community Bank	20,065	17,624	291	255			1.45%	1.45%
California Region Total	427,710	407,391	5,613	5,110	4,143	4,548	1.31%	1.25%

Colorado Region:
Fort Collins Commerce Bank	59,646	59,388	929	889			1.56%	1.50%
Larimer Bank of Commerce	57,432	50,927	835	765			1.45%	1.50%
Loveland Bank of Commerce	18,647	15,253	285	229			1.53%	1.50%
Mountain View Bank of Commerce(2)	9,700		143				1.47%
Colorado Region Total	145,425	125,568	2,192	1,883			1.51%	1.50%

Great Lakes Region:
Ann Arbor Commerce Bank	328,186	332,624	4,330	4,504	3,897	5,161	1.32%	1.35%
Bank of Auburn Hills	41,129	36,586	980	820	1,513	1,293	2.38%	2.24%
Bank of Maumee	41,212	32,102	618	482			1.50%	1.50%
Bank of Michigan	63,904	63,448	952	952	378	370	1.49%	1.50%
Brighton Commerce Bank	103,048	99,627	1,030	1,018	275	18	1.00%	1.02%
Capitol National Bank	208,992	206,449	3,595	3,421	5,867	3,449	1.72%	1.66%
Detroit Commerce Bank	101,912	108,992	1,562	1,355	3,768	3,948	1.53%	1.24%
Elkhart Community Bank	87,262	83,754	1,400	1,282	3,086	2,677	1.60%	1.53%
Evansville Commerce Bank	52,891	48,113	782	720	405	80	1.48%	1.50%
Goshen Community Bank	71,090	70,799	937	874	105	491	1.32%	1.23%
Grand Haven Bank	118,146	122,208	2,671	2,644	8,620	6,970	2.26%	2.16%
Kent Commerce Bank	78,370	83,357	1,476	1,527	1,559	2,456	1.88%	1.83%
Macomb Community Bank	85,386	87,670	2,784	2,283	11,753	11,846	3.26%	2.60%
Muskegon Commerce Bank	84,340	90,031	2,108	1,762	4,289	2,362	2.50%	1.96%
Oakland Commerce Bank	92,206	99,770	2,286	1,816	4,465	3,803	2.48%	1.82%
Ohio Commerce Bank	36,056	29,110	541	437			1.50%	1.50%
Paragon Bank & Trust	90,477	91,481	1,762	1,431	3,618	2,220	1.95%	1.56%
Portage Commerce Bank	192,731	179,219	2,007	1,812	1,320	1,127	1.04%	1.01%
Great Lakes Region Total	1,877,338	1,865,340	31,821	29,140	54,918	48,271	1.70%	1.56%

Midwest Region:
Adams Dairy Bank(1)	19,215		288				1.50%
Bank of Belleville	52,221	46,951	782	700			1.50%	1.49%
Community Bank of Lincoln	22,355	10,501	354	168			1.58%	1.60%
Summit Bank of Kansas City	37,471	45,165	641	641			1.71%	1.42%
Midwest Region Total	131,262	102,617	2,065	1,509			1.57%	1.47%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2008	Dec 31, 2007	March 31, 2008	Dec 31, 2007	March 31, 2008	Dec 31, 2007	March 31, 2008	Dec 31, 2007
Nevada Region:
1st Commerce Bank	$30,078	$27,030	$433	$393	$901		1.44%	1.45%
Bank of Las Vegas	66,197	61,662	807	751			1.22%	1.22%
Black Mountain Community Bank	137,461	137,308	1,655	1,415	1,409	$659	1.20%	1.03%
Desert Community Bank	92,448	90,050	801	837	712	356	0.87%	0.93%
Red Rock Community Bank	109,993	106,559	1,122	977	2,603	64	1.02%	0.92%
Nevada Region Total	436,177	422,609	4,818	4,373	5,625	1,079	1.10%	1.03%

Northeast Region:
USNY Bank	19,796	12,421	297	187			1.50%	1.51%

Northwest Region:
Bank of Bellevue	37,861	37,364	810	665	1,222	222	2.14%	1.78%
Bank of Everett	27,205	24,170	515	418	688		1.89%	1.73%
Bank of Tacoma	24,663	19,639	380	285			1.54%	1.45%
High Desert Bank	14,739	9,080	195	126			1.32%	1.39%
Issaquah Community Bank	13,085	6,598	192	93			1.47%	1.41%
Northwest Region Total	117,553	96,851	2,092	1,587	1,910	222	1.78%	1.64%

Southeast Region:
Bank of Valdosta	49,213	41,629	731	619	335		1.49%	1.49%
Community Bank of Rowan	103,459	96,271	1,567	1,444			1.51%	1.50%
First Carolina State Bank	92,884	94,047	1,200	1,157	970	829	1.29%	1.23%
Peoples State Bank	19,214	13,609	316	247	322	86	1.64%	1.81%
Sunrise Bank of Atlanta	50,242	45,024	1,025	760	1,200		2.04%	1.69%
Southeast Region Total	315,012	290,580	4,839	4,227	2,827	915	1.54%	1.45%

Texas Region:
Bank of Fort Bend	11,471	3,140	170	46			1.48%	1.47%
Bank of Las Colinas	15,184	9,830	225	144			1.48%	1.46%
Texas Region Total	26,655	12,970	395	190			1.48%	1.46%

Other, net	25,269	28,546	(1,635)	789	5,840	6,385	(0.65)%	2.76%

Consolidated totals	$4,467,628	$4,314,701	$61,666	$58,124	$88,838	$72,630	1.38%	1.35%

(1)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Net income for the three months ended March 31, 2008 was $2.2 million, a decrease of 65% compared to the corresponding period of 2007.  Diluted earnings per share were $0.13 for the interim 2008 period, a decrease of 64% compared to $0.36 in the corresponding 2007 period.

The primary reason for the interim 2008 earnings decline was weak bank performance, particularly within the Great Lakes Region.  On a combined basis, Capitol's Great Lakes Region banks reported a loss of $829,000 in the 2008 period compared to modest net income of $1 million in the 2007 period.  Within this group of banks, Capitol's mature wholly-owned Michigan-based banks reported an earnings decrease of $2.4 million in the 2008 period.  Principal reasons for the Michigan banks’ earnings decrease was due to loan loss provisions in the 2008 period.

Analytical Review

Net interest income for the first three months of 2008 totaled $41.9 million, a 6% decrease compared to $44.7 million in 2007.  This decrease resulted from net interest margin compression although earning asset growth remained strong during the period.

In a changing interest-rate environment, rates of interest on loans reprice more rapidly than interest rates paid on deposits.  In the first quarter of 2008, net interest margins decreased primarily resulting from actions by the Federal Reserve Board of Governors to decrease market rates of interest by 200 basis-points.  As the Federal Reserve Board's most recent actions have decreased rates, which results in rapid repricing of prime-rate based loans, interest rate changes on deposits have lagged, reducing net interest margins in the near term.  Net interest margin approximated 3.62% for the three months ended March 31, 2008, a 0.55% decrease compared to 4.17% for the three months ended December 31, 2007 and 4.67% for the three months ended March 31, 2007.  Several other causal factors impacted the 2008 margin, including competitive pressures at the bank level in pricing of loans and deposits, impact of the flat yield curve, migration of noninterest-bearing deposits to interest-bearing accounts, higher interest costs associated with subordinated debt securities added near the end of the first quarter of 2007 and elevated levels of nonperforming loans than in earlier periods.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the three months ended March 31, 2008 was $6.6 million, an increase of $1 million, or 18%, over the same period in 2007.  The increase for the three-month 2008 period was due to increases of $608,000 in trust and wealth-management revenue and $228,000 from service charges on deposit accounts.  Fees from origination of non-portfolio residential mortgage loans totaled $921,000 for the first quarter of 2008, reduced from $1.3 million for the comparable period in 2007, due to lower loan origination volume associated with a soft residential real estate economy.

The provision for loan losses for the three-month period in 2008 was $9 million, compared to $3.9 million for the same period in 2007.  Provisions for loan losses increased in the 2008 period in response to higher levels of loan charge-offs and portfolio growth.  The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2008 period.

Noninterest expense totaled $44.8 million for the first quarter of 2008, compared to $41.8 million for the comparable period in 2007.  The increase in noninterest expense is associated with adding two new banks in 2008 and eleven banks in 2007, growth in the size of previously-existing banks and increases in general operating costs.  Increases in occupancy, equipment rent, depreciation and maintenance in 2008 relate primarily to the growth in the size of the mature banks within the consolidated group, the development of Capitol's wealth management unit and the addition of de novo banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

The largest element of noninterest expense is salaries and employee benefits, which approximated $25.5 million for the three months ended March 31, 2008, a slight decrease of $524,000 from $26 million in the corresponding period of 2007 and a decrease of $690,000 from the fourth quarter of 2007.

The more significant elements of other noninterest expense consisted of the following (in thousands):

	Three months ended March 31
	2008	2007

Preopening and start-up costs	$952	$928
FDIC insurance premiums and other regulatory fees	937	571
Costs associated with foreclosed properties and other real estate owned	911	128
Directors' fees	802	683
Advertising	776	736
Paper, printing and supplies	770	652
Travel, lodging and meals	633	585
Bank services (ATMs, telephone banking and Internet banking)	555	557
Loan and collection expense	546	613
Communications	508	405
Professional fees	488	506
Taxes other than income taxes	374	489
Postage	310	263
Courier service	240	236
Dues and memberships	221	227
Insurance expense	147	98
Contracted labor	120	132
Publications	45	35
Other	2,652	1,768
Total	$11,987	$9,612

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Three months ended March 31
	Total Revenues		Net Income		Return on Average Equity(1)		Return on Average Assets(1)
	2008	2007	2008	2007	2008	2007	2008	2007
Arizona Region:
Arrowhead Community Bank	$1,732	$2,064	$29	$314	1.36%	11.84%	0.13%	1.53%
Asian Bank of Arizona	455	387	(189)	(77)
Bank of Tucson	3,550	4,028	1,218	1,158	27.53%	28.12%	2.64%	2.55%
Camelback Community Bank	1,516	1,622	273	180	11.94%	8.32%	1.26%	0.85%
Mesa Bank	4,102	5,000	472	1,059	9.89%	22.66%	0.87%	2.08%
Southern Arizona Community Bank	1,578	1,688	302	293	13.34%	13.27%	1.39%	1.38%
Sunrise Bank of Albuquerque	1,342	1,385	57	74	3.16%	4.75%	0.31%	0.49%
Sunrise Bank of Arizona	2,170	2,394	4	142	0.12%	4.94%	0.01%	0.48%
Valley First Community Bank	1,341	1,367	(55)	150		7.74%		0.85%
Yuma Community Bank	1,411	1,493	208	239	10.66%	12.52%	1.08%	1.32%
Arizona Region Total	19,197	21,428	2,319	3,532

California Region:
Bank of Escondido	1,373	1,428	76	157	2.12%	4.54%	0.32%	0.77%
Bank of Feather River	286		(117)
Bank of San Francisco	942	549	1	(81)	0.04%		0.01%
Bank of Santa Barbara	1,027	974	(113)	(81)
Napa Community Bank	2,035	2,238	146	348	4.15%	11.19%	0.48%	1.28%
Point Loma Community Bank	960	901	70	6	3.91%	0.33%	0.51%	0.05%
Sunrise Bank of San Diego	1,431	1,661	146	105	5.54%	3.99%	0.67%	0.53%
Sunrise Community Bank	376	50	(189)	(428)
California Region Total	8,430	7,801	20	26

Colorado Region:
Fort Collins Commerce Bank	1,124	1,183	179	137	7.99%	6.67%	1.15%	0.97%
Larimer Bank of Commerce	960		80		4.29%		0.57%
Loveland Bank of Commerce	306		(61)
Mountain View Bank of Commerce(3)	94		(472)
Colorado Region Total	2,484	1,183	(274)	137

Great Lakes Region:
Ann Arbor Commerce Bank	6,199	6,182	1,019	839	14.35%	13.35%	1.14%	1.07%
Bank of Auburn Hills	740	757	(281)	11		0.61%		0.14%
Bank of Maumee	662	185	(116)	(344)
Bank of Michigan	1,293	1,080	123	(120)	7.52%		0.72%
Brighton Commerce Bank	1,916	1,961	203	142	8.42%	6.21%	0.75%	0.55%
Capitol National Bank	3,967	4,534	599	484	12.66%	10.32%	1.06%	0.81%
Detroit Commerce Bank	1,938	2,317	(948)	240		10.72%		0.91%
Elkhart Community Bank	1,472	1,697	130	145	5.87%	6.72%	0.57%	0.69%
Evansville Commerce Bank	1,005	423	(28)	(209)
Goshen Community Bank	1,368	1,487	103	140	5.28%	7.68%	0.52%	0.74%
Grand Haven Bank	2,170	2,401	(65)	233		8.51%		0.75%
Kent Commerce Bank	1,584	1,777	(56)	(18)
Macomb Community Bank	1,503	1,791	(862)	(257)
Muskegon Commerce Bank	1,636	1,823	(446)	(570)
Oakland Commerce Bank	1,667	2,471	(538)	(79)
Ohio Commerce Bank	628	211	(42)	(184)
Paragon Bank & Trust	2,066	1,789	(166)	62		2.26%		0.26%
Portage Commerce Bank	3,660	3,753	542	529	13.10%	13.21%	1.13%	1.18%
Great Lakes Region Total	35,474	36,639	(829)	1,044

Midwest Region
Adams Dairy Bank(2)	282		(459)
Bank of Belleville	850	421	(22)	(157)
Community Bank of Lincoln	296		(181)
Summit Bank of Kansas City	760	512	21	(129)	1.20%		0.19%
Midwest Region Total	2,188	933	(641)	(286)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Three months ended March 31
	Total Revenues		Net Income		Return on Average Equity(1)		Return on Average Assets(1)
	2008	2007	2008	2007	2008	2007	2008	2007
Nevada Region:
1st Commerce Bank	$568	$331	$(97)	$(116)
Bank of Las Vegas	1,239	1,445	19	130	0.86%	5.81%	0.11%	0.74%
Black Mountain Community Bank	2,799	3,097	398	643	10.83%	19.17%	1.05%	1.82%
Desert Community Bank	1,889	1,941	136	252	5.39%	11.04%	0.55%	1.11%
Red Rock Community Bank	2,006	2,256	195	438	5.73%	13.54%	0.67%	1.65%
Nevada Region Total	8,501	9,070	651	1,347

Northeast Region:
USNY Bank	292		(215)

Northwest Region:
Bank of Bellevue	750	707	(94)	(89)
Bank of Everett	491	444	(201)	(191)
Bank of Tacoma	476	184	(187)	(473)
High Desert Bank	227		(195)
Issaquah Community Bank	230		(174)
Northwest Region Total	2,174	1,335	(851)	(753)

Southeast Region:
Bank of Valdosta	872	469	(12)	(123)
Community Bank of Rowan	1,941	1,131	250	(87)	10.42%		0.87%
First Carolina State Bank	1,783	1,728	112	157	3.60%	5.40%	0.39%	0.68%
Peoples State Bank	515	584	50	70	3.93%	5.89%	0.84%	1.00%
Sunrise Bank of Atlanta	1,126	774	(119)	(64)
Southeast Region Total	6,237	4,686	281	(47)

Texas Region:
Bank of Fort Bend	136		(261)
Bank of Las Colinas	221		(179)
Texas Region Total	357		(440)

Other, net	734	349	2,170	1,271

Consolidated totals	$86,068	$83,424	$2,191	$6,271	2.25%	6.74%	0.18%	0.61%

(1)	Annualized for periods presented.
(2)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(3)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits.  Total deposits increased $101 million for the three months ended March 31, 2008, compared to a $133.5 million increase in the corresponding period of 2007.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Capitol's banks generally do not significantly rely on brokered deposits as a key funding source.  Brokered deposits approximated $561 million as of March 31, 2008, or about 14.2% of total deposits, an increase of $28 million during the interim 2008 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching the repricing of funding sources and assets.

Noninterest-bearing deposits approximated 17% of total deposits at both March 31, 2008 and December 31, 2007, but decreased $16 million compared to a decrease of $35.6 million during the 2007 period.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

During the 2008 period, interest-bearing accounts increased about $117 million which, coupled with borrowings, served as the primary funding source for loan growth.  Because of the growth in interest-bearing deposits, coupled with higher relative rates on those balances (particularly with time deposit accounts) and decreased noninterest-bearing deposits, net interest margins have decreased.

Interim 2008 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

Cash and cash equivalents amounted to $355.4 million or 7% of total assets at March 31, 2008, compared to $352.4 million or 7.2% of total assets at December 31, 2007.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at March 31, 2008 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, a source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements.  The banks have not engaged in active trading of their investments.  At March 31, 2008, Capitol's banks had approximately $9 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $352 million and additional borrowing capacity approximated $264 million at March 31, 2008.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Total notes payable and short-term borrowings were $379 million at March 31, 2008, including $15 million borrowed by Capitol on a $25 million line of credit from an unrelated financial institution.

Stockholders' equity, as a percentage of total assets, approximated 7.65% at March 31, 2008 and 7.94% at December 31, 2007.

On March 31, 2008, Capitol announced that it had entered into a definitive agreement to sell four affiliate western Michigan banks to Northstar Financial Group Inc., a Michigan-based, privately-held financial holding company, for cash consideration of approximately $52 million.  Total assets of the four banks (Grand Haven Bank, Kent Commerce Bank, Muskegon Commerce Bank and Paragon Bank & Trust) approximated $409.6 million as of March 31, 2008.  No material gain or loss is expected to be reported upon completion of the sale, if consummated.  The combined operating results of those banks for the three months ended March 31, 2008 was a net loss approximating $733,000.  The pending sale is subject to regulatory approval and other contingencies.  Proceeds from the sale will enable redeployment of capital to other regions for bank development and other corporate purposes.

In March 2008, Capitol announced the formation of a joint venture to acquire 51% of the common stock of Forethought Federal Savings Bank (Forethought), located in Batesville, Indiana, for cash consideration of approximately $5 million.  Forethought is engaged in providing trust-related, preneed funeral planning products and services to customers in 28 states.  The proposed acquisition is subject to regulatory approval.

During March 2007, Capitol participated in two private placement offerings of pooled trust-preferred securities, aggregating $55 million.  Proceeds from this additional capital are being used for bank development and other corporate purposes.  As of March 31, 2008, Capitol’s total capital funds (i.e., the sum of stockholders' equity, minority interests in consolidated subsidiaries and subordinated debentures) approximated $708 million or 13.98% of total assets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations

One of the most significant trends which can impact the financial condition and results of operations of financial institutions is changes in market rates of interest.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has changed interbank borrowing rates three times during the interim 2008 period by an aggregate 200 basis-point decrease (rates were unchanged during the interim 2007 period).  The Board of Governors of the Federal Reserve has also expressed concerns about a variety of economic conditions, as well as possible further reductions of interest rates in future periods.  Home mortgage rates have recently fluctuated and residential real estate markets have cooled in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of subprime and other residential mortgage “meltdown” issues; Capitol believes its exposure to the residential real estate crisis to be minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Capitol in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

Start-up banks generally incur operating losses during their early periods of operations.  Start-up banks formed in 2008 and beyond may similarly negatively impact profitability; however, the effect may be muted due to Capitol's utilization of a tiered ownership structure which reduces the effect of those losses on Capitol's consolidated results of operations.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.  As mentioned previously, general economic conditions within the state of Michigan are uncertain and are likely to continue to have an effect on Capitol's banks and their customers in what has been described in the media as a one-state recession.  It is likely that, absent significant catalysts, Michigan's economic recovery may take an extended period of time.

Media reports raising questions about the health of the domestic economy and the possibility of a national recession have continued in 2008.  During the interim 2008 period, nonperforming assets have increased; however, it is difficult to predict future movements in levels of nonperforming assets and related loan losses as economic conditions, locally and nationally, evolve.

Impact of New Accounting Standards

There are several new accounting standards either becoming effective or being issued in 2008.  They are listed and discussed in Notes B and I of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-29 – F-30 of the financial section of its 2007 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for goodwill and other intangibles (due to inherent subjectivity in evaluating potential impairment) and its consolidation policy.

PART I, ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Information about Capitol's quantitative and qualitative disclosures about market risk were included in Capitol's annual report on Form 10-K for the year ended December 31, 2007.  Capitol does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein (Part I, Item 2), under the caption, "Trends Affecting Operations."

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2007, during the three months ended March 31, 2008.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

Date:  April 30, 2008

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