Form 10-Q
period 2008-06-30
CAPITOL BANCORP LTD
filed 2008-07-31
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2008
Common Stock, No par value	17,317,094 shares

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$215,686	$196,083
Money market and interest-bearing deposits	26,414	26,924
Federal funds sold	258,179	129,365
Cash and cash equivalents	500,279	352,372
Loans held for sale	11,314	16,419
Investment securities:
Available for sale, carried at market value	13,219	14,119
Held for long-term investment, carried at
amortized cost which approximates market value	30,165	25,478
Total investment securities	43,384	39,597
Portfolio loans:
Loans secured by real estate:
Commercial	2,022,820	1,917,113
Residential (including multi-family)	805,924	698,960
Construction, land development and other land	840,820	852,595
Total loans secured by real estate	3,669,564	3,468,668
Commercial and other business-purpose loans	811,290	768,473
Consumer	53,775	48,041
Other	29,893	29,519
Total portfolio loans	4,564,522	4,314,701
Less allowance for loan losses	(63,904)	(58,124)
Net portfolio loans	4,500,618	4,256,577
Premises and equipment	61,393	60,031
Accrued interest income	18,621	19,417
Goodwill and other intangibles	73,496	72,722
Other assets	131,295	84,628

TOTAL ASSETS	$5,340,400	$4,901,763

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$669,516	$671,688
Interest-bearing	3,488,118	3,173,057
Total deposits	4,157,634	3,844,745
Debt obligations:
Notes payable and short-term borrowings	440,485	320,384
Subordinated debentures	154,177	156,130
Total debt obligations	594,662	476,514
Accrued interest on deposits and other liabilities	35,049	35,161
Total liabilities	4,787,345	4,356,420

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	167,090	156,198

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2008 - 17,317,094 shares
2007 - 17,316,568 shares	273,149	272,208
Retained earnings	113,407	117,520
Undistributed common stock held by employee-benefit trust	(580)	(586)
Market value adjustment (net of tax effect) for
investment securities available for sale (accumulated
other comprehensive income)	(11)	3
Total stockholders' equity	385,965	389,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,340,400	$4,901,763

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2008 and 2007
(in thousands, except per share data)

	Three-Month Period		Six-Month Period
	2008	2007	2008	2007
Interest income:
Portfolio loans (including fees)	$74,238	$77,178	$151,569	$150,702
Loans held for sale	236	390	536	1,336
Taxable investment securities	102	193	235	401
Federal funds sold	1,008	3,109	2,221	5,653
Other	553	384	1,079	1,001
Total interest income	76,137	81,254	155,640	159,093
Interest expense:
Deposits	26,989	30,267	57,677	58,596
Debt obligations and other	6,956	5,445	13,836	10,274
Total interest expense	33,945	35,712	71,513	68,870
Net interest income	42,192	45,542	84,127	90,223
Provision for loan losses	9,019	3,990	17,977	7,922
Net interest income after provision
for loan losses	33,173	41,552	66,150	82,301
Noninterest income:
Service charges on deposit accounts	1,457	1,187	2,790	2,292
Trust and wealth-management revenue	1,563	1,117	3,208	2,154
Fees from origination of non-portfolio residential
mortgage loans	1,063	1,305	1,984	2,612
Gain on sales of government-guaranteed loans	643	550	1,223	1,350
Gain on sales of other non-portfolio commercial loans	343	309	660	629
Realized gains on sale of investment securities
available for sale	2	-	45	-
Other	1,406	1,375	3,132	2,391
Total noninterest income	6,477	5,843	13,042	11,428
Noninterest expense:
Salaries and employee benefits	27,730	26,437	53,278	52,509
Occupancy	4,500	3,552	8,904	7,049
Equipment rent, depreciation and maintenance	3,008	2,590	5,874	5,232
Other	12,550	9,635	24,537	19,247
Total noninterest expense	47,788	42,214	92,593	84,037
Income (loss) before income taxes
(benefit) and minority interest	(8,138)	5,181	(13,401)	9,692
Income taxes (benefit)	(2,701)	2,346	(4,696)	4,110
Income (loss) before minority interest	(5,437)	2,835	(8,705)	5,582
Minority interest in net losses of consolidated subsidiaries	6,060	3,463	11,519	6,987

NET INCOME	$623	$6,298	$2,814	$12,569

NET INCOME PER SHARE -- Note E:
Basic	$0.04	$0.37	$0.16	$0.75

Diluted	$0.04	$0.37	$0.16	$0.73

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(in thousands, except share data)
			Undistributed	Accumulated
			Common Stock	Other
	Common	Retained	Held by Employee-	Comprehensive
	Stock	Earnings	Benefit Trust	Income (Loss)	Total

Six Months Ended June 30, 2007

Balances at January 1, 2007	$249,244	$112,779		$(144)	$361,879

Issuance of 371,314 shares of common stock
to acquire minority interest in subsidiary	15,927				15,927

Issuance of 220,135 shares of common stock
upon exercise of stock options, net of
common stock surrendered to facilitate exercise	3,327				3,327

Surrender of 16,814 shares of common stock to
facilitate vesting of restricted stock	(756)				(756)

Recognition of compensation expense relating to
restricted common stock	784				784

Tax benefits from share-based payments	1,634				1,634

Issuance of 24,506 shares to employee stock
ownership plan	1,132				1,132

Cash dividends paid ($0.50 per share)		(8,544)			(8,544)

Components of comprehensive income:
Net income		12,569			12,569
Market value adjustment for investment securities
available for sale (net of income tax effect)				(35)	(35)
Comprehensive income					12,534

BALANCES AT JUNE 30, 2007	$271,292	$116,804		$(179)	$387,917

Six Months Ended June 30, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145

Issuance of 3,174 shares of common stock
upon exercise of stock options	54				54

Surrender of 14,138 shares of common stock to
facilitate vesting of restricted stock	(285)				(285)

Issuance of 18,312 unvested shares of restricted
common stock, net of related unearned employee
compensation and 6,822 forfeited shares	--				--

Recognition of compensation expense relating to
restricted common stock and stock options	1,172				1,172

Tax benefits from share-based payments	2				2

Transfer of 250 shares to employee stock
ownership plan	(2)		6		4

Cash dividends paid ($0.40 per share)		(6,927)			(6,927)

Components of comprehensive income:
Net income		2,814			2,814
Market value adjustment for investment securities
available for sale (net of income tax effect)				(14)	(14)
Comprehensive income					2,800

BALANCES AT JUNE 30, 2008	$273,149	$113,407	$(580)	$(11)	$385,965

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(in thousands)

	2008	2007

OPERATING ACTIVITIES
Net income	$2,814	$12,569
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Provision for loan losses	17,977	7,922
Depreciation of premises and equipment	5,005	4,434
Amortization of intangibles	241	159
Net amortization of investment security premiums	6	2
Loss (gain) on sale of premises and equipment	44	(137)
Minority interest in net losses of consolidated subsidiaries	(11,519)	(6,987)
Share-based compensation expense	1,172	784
Originations and purchases of loans held for sale	(120,855)	(288,104)
Proceeds from sales of loans held for sale	125,960	301,341
Increase in accrued interest income and other assets	(46,239)	(6,374)
Increase (decrease) in accrued interest on deposits and other
liabilities	(112)	1,181

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES	(25,506)	26,790

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	840
Proceeds from calls, prepayments and maturities of investment
securities	10,761	6,382
Purchases of investment securities	(16,004)	(3,898)
Net increase in portfolio loans	(262,018)	(317,082)
Proceeds from sales of premises and equipment	126	332
Purchases of premises and equipment	(6,537)	(7,203)

NET CASH USED BY INVESTING ACTIVITIES	(272,832)	(321,469)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and
savings accounts	50,514	118,949
Net increase in certificates of deposit	262,375	145,912
Net proceeds from debt obligations	118,101	28,780
Net proceeds from issuance of subordinated debentures		55,000
Resources provided by minority interest	22,411	11,968
Net proceeds from issuance of common stock	54	3,327
Surrender of common stock to facilitate vesting of
restricted stock	(285)	(756)
Tax benefit from share-based payments	2	1,634
Cash dividends paid	(6,927)	(8,544)

NET CASH PROVIDED BY FINANCING ACTIVITIES	446,245	356,270

INCREASE IN CASH AND CASH EQUIVALENTS	147,907	61,591

Cash and cash equivalents at beginning of period	352,372	348,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$500,279	$410,461

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

The results of operations for the periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expands related financial statement disclosures.  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  Statement No. 159 is applied prospectively and has been implemented by Capitol effective January 1, 2008.  Capitol has not elected the fair value option through June 30, 2008.  Statement No. 157 does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008.  Capitol's disclosures relating to SFAS No. 157 are set forth in Note C.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2.  FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  The effect of these new standards' adoption was not material to Capitol's consolidated financial statements in 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Fair Value--Continued

Level 3: Significant unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  Mortgage loans held for sale written down to fair value are included in the table below (none at June 30, 2008).  Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the collateral.

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 were as follows (in $1,000s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Securities available for sale	$13,219	$12,439	$780

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)	Total Gains (Losses)

Impaired loans (1)	$52,244	$52,244	$(2,760)

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value of the collateral.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Stock Options

Stock option activity for the interim 2008 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,460,082	$13.50 to $ 46.20	$27.85
Granted	52,360	20.12 to 20.12	20.12
Exercised	(2,674)	16.40 to 16.40	16.40
Cancelled or expired	(13,113)

Outstanding at June 30	2,496,655	$13.50 to $ 46.20	$27.76

Stock options were granted in the first six months of 2007 and 2008, with an aggregate fair value approximating $174,000 and $255,000, respectively.  Stock options granted in the interim 2008 period have a vesting date of December 31, 2008, and the stock options granted in the interim 2007 period (18,720) became vested at December 31, 2007.  Each stock option expires seven years from date of grant.  Share-based compensation expense relating to stock options for the six months ended June 30, 2008 approximated $411,000.

As of June 30, 2008, stock options outstanding had a weighted average remaining contractual life of 2.98 years and no aggregate intrinsic value.  The following table summarizes stock options outstanding segregated by exercise price range as of June 30, 2008:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$10.00 to 14.99	2,866	$13.50	0.51 years
$15.00 to 19.99	224,476	16.60	1.68 years
$20.00 to 24.99	621,276	21.63	3.14 years
$25.00 to 29.99	585,415	27.09	2.15 years
$30.00 to 34.99	695,115	32.10	3.19 years
$35.00 or more	367,507	37.92	4.42 years

Total outstanding	2,496,655

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Net Income Per Share

The computations of basic and diluted earnings per share were based on the following (in 1,000s) for the periods ended June 30:

	Three Month Period		Six Month Period
	2008	2007	2008	2007

Numerator—net income for the period	$623	$6,298	$2,814	$12,569

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	17,144	16,961	17,143	16,829

Effect of dilutive securities:
Unvested restricted shares	33	15	27	42
Stock options	--	208	9	351
Total effect of dilutive securities	33	223	36	393

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,177	17,184	17,179	17,222

Number of antidilutive stock options excluded from diluted earnings per share computation	2,494	1,063	2,269	368

Note F – New Banks and Other Development Activities

Capitol opened four de novo banks during the six months ended June 30, 2008.  Adams Dairy Bank, located in Blue Springs, Missouri, opened in January, Mountain View Bank of Commerce, located in Westminster, Colorado, opened in February, Colonia Bank, located in Phoenix, Arizona, opened in April and Pisgah Community Bank, located in Asheville, North Carolina, opened in May.  Each is majority owned by bank-development subsidiaries controlled by Capitol.

Bank development efforts were under consideration at June 30, 2008 in several states including pre-development exploratory discussions, lease and employment negotiations and preparation of preliminary regulatory applications for formation and/or acquisition of community banks.  As of June 30, 2008, Capitol had 4 applications pending for additional de novo community banks in Arizona, North Carolina, Ohio and Oklahoma.

Capitol's operating strategy focuses on the ongoing growth and maturity of its existing banks, coupled with new bank expansion in selected markets as opportunities arise.  Accordingly, Capitol may invest in, acquire or otherwise develop additional banks in future periods, subject to economic conditions, regulatory approval and other factors, although the timing of such additional banking units, if any, is uncertain.  Such future new banks and/or additions of other operating units could be either wholly-owned, majority-owned or otherwise controlled by Capitol.

Note G – Pending Sale of Four Michigan Banks

On March 31, 2008, Capitol announced that it had entered into a definitive agreement to sell four affiliate western Michigan banks to Northstar Financial Group Inc., a Michigan-based, privately-held financial holding company, for cash consideration of approximately $52 million.  Total assets of the four banks (Grand Haven Bank, Kent Commerce Bank, Muskegon Commerce Bank and Paragon Bank & Trust) approximated $417.6 million as of June 30, 2008.  No material gain or loss is expected to be reported upon completion of the sale, if consummated.  The combined operating results of those banks for the six months ended June 30, 2008 was a net loss approximating $1.2 million.  The pending sale is subject to regulatory approval and other contingencies.

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

Also in December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Statement No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value and
(5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  Statement No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited.  Management has not completed its review of this new guidance.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, to clarify the sources of accounting principles used in the preparation of financial statements in the United States.  This new guidance is expected to become effective in 2008 and is not expected to have a material effect on Capitol's consolidated financial statements upon implementation.

The FASB has also recently issued several proposals to amend, supersede or interpret existing accounting standards which may impact Capitol's financial statements at a later date, such as a proposed amendment to Statement No. 128, Earnings per Share, among other things.  Capitol's management has not completed its analysis of such new guidance (as proposed, where applicable) although it anticipates the potential impact (if finalized, where applicable) would not be material to Capitol's consolidated financial statements.

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

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $5.3 billion at June 30, 2008, an increase of $439 million from the December 31, 2007 level of $4.9 billion.  The balance sheet includes Capitol and its consolidated subsidiaries:

	Total Assets
	June 30, 2008	December 31, 2007
Arizona Region:
Arrowhead Community Bank	$87,561	$89,060
Asian Bank of Arizona	33,034	25,017
Bank of Tucson	179,728	187,468
Camelback Community Bank	90,884	84,671
Colonia Bank(3)	8,865
Mesa Bank	227,105	217,861
Southern Arizona Community Bank	90,854	85,158
Sunrise Bank of Albuquerque	78,634	71,726
Sunrise Bank of Arizona	126,690	116,245
Valley First Community Bank	73,744	77,306
Yuma Community Bank	73,831	78,489
Arizona Region Total	1,070,930	1,033,001

California Region:
Bank of Escondido	99,591	89,557
Bank of Feather River	20,716	17,283
Bank of San Francisco	63,940	68,902
Bank of Santa Barbara	69,193	58,738
Napa Community Bank	136,220	131,457
Point Loma Community Bank	56,733	56,428
Sunrise Bank of San Diego	94,838	81,905
Sunrise Community Bank	27,602	21,113
California Region Total	568,833	525,383

Colorado Region:
Fort Collins Commerce Bank	70,595	61,083
Larimer Bank of Commerce	74,202	51,906
Loveland Bank of Commerce	26,343	15,941
Mountain View Bank of Commerce(2)	22,891
Colorado Region Total	194,031	128,930

Great Lakes Region:
Ann Arbor Commerce Bank	361,630	362,429
Bank of Auburn Hills	47,117	44,767
Bank of Maumee	51,622	35,576
Bank of Michigan	70,002	69,909
Brighton Commerce Bank	110,375	108,664
Capitol National Bank	230,182	228,556
Detroit Commerce Bank	105,206	113,243
Elkhart Community Bank	90,028	89,064
Evansville Commerce Bank	66,026	50,819
Goshen Community Bank	79,996	93,173
Grand Haven Bank	129,660	130,492
Kent Commerce Bank	87,965	87,060
Macomb Community Bank	94,125	93,045
Muskegon Commerce Bank	95,502	98,975
Oakland Commerce Bank	108,110	109,370
Ohio Commerce Bank	49,446	35,690
Paragon Bank & Trust	104,519	103,711
Portage Commerce Bank	212,858	189,944
Great Lakes Region Total	2,094,369	2,044,487

Midwest Region:
Adams Dairy Bank(1)	26,642
Bank of Belleville	64,726	50,485
Community Bank of Lincoln	34,871	12,960
Summit Bank of Kansas City	45,908	50,142
Midwest Region Total	172,147	113,587

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	June 30, 2008	December 31, 2007
Nevada Region:
1st Commerce Bank	$38,042	$32,091
Bank of Las Vegas	72,729	72,768
Black Mountain Community Bank	155,281	147,433
Desert Community Bank	106,879	101,840
Red Rock Community Bank	121,637	120,750
Nevada Region Total	494,568	474,882

Northeast Region:
USNY Bank	34,436	17,171

Northwest Region:
Bank of Bellevue	49,653	45,122
Bank of Everett	33,192	28,946
Bank of Tacoma	33,969	24,325
High Desert Bank	26,214	11,501
Issaquah Community Bank	18,489	13,696
Northwest Region Total	161,517	123,590

Southeast Region:
Bank of Valdosta	58,449	43,842
Community Bank of Rowan	130,516	117,495
First Carolina State Bank	111,681	115,243
Peoples State Bank	30,033	26,159
Pisgah Community Bank(4)	19,653
Sunrise Bank of Atlanta	60,256	48,664
Southeast Region Total	410,588	351,403

Texas Region:
Bank of Fort Bend	19,858	9,551
Bank of Las Colinas	28,502	11,383
Texas Region Total	48,360	20,934

Other, net	90,621	68,395

Consolidated Totals	$5,340,400	$4,901,763

(1)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(3)	Commenced operations in April 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(4)	Commenced operations in May 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

Portfolio loans, the single largest asset category, increased during the 2008 period by approximately $250 million, compared to loan growth of about $313 million during the corresponding period of 2007.  The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities.

Geographic diversification of Capitol's balance sheet has become increasingly important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of June 30, 2008, 42% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (43% at December 31, 2007).  More importantly at that date, 58% of the consolidated loan portfolio relates to banks located in other regions of the country (57% at December 31, 2007).  The reason why this is important is that Capitol's diversification efforts will add stability to earnings by further reducing a disproportionate geographic concentration within a specific region.  The pace of asset growth has been significant in the interim period of 2008, inasmuch as 96% of loan growth occurred in regions outside of the Great Lakes Region.  Adding further to geographic balance, Capitol announced earlier the pending sale of four Michigan banks which, if consummated, would reduce its Michigan asset concentration by approximately 20%; the pending sale is discussed in further detail later in this narrative.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The consolidated allowance for loan losses at June 30, 2008 approximated $64 million or 1.40% of total portfolio loans, an increase from the 1.35% ratio at the beginning of the year.

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

	Periods Ended June 30
	Three Month Period		Six Month Period
	2008	2007	2008	2007
Allowance for loan losses at January 1	$61,666	$47,052	$58,124	$45,414

Loans charged-off:
Loans secured by real estate:
Commercial	(2,772)	(137)	(3,444)	(296)
Residential (including multi-family)	(1,013)	(338)	(3,163)	(693)
Construction, land development and other land	(1,761)	(114)	(3,120)	(316)
Total loans secured by real estate	(5,546)	(589)	(9,727)	(1,305)
Commercial and other business-purpose loans	(2,496)	(1,382)	(4,297)	(3,189)
Consumer	(55)	(97)	(189)	(211)
Other	(34)	--	(34)	--
Total charge-offs	(8,131)	(2,068)	(14,247)	(4,705)
Recoveries:
Loans secured by real estate:
Commercial	600	7	718	66
Residential (including multi-family)	376	64	460	128
Construction, land development and other land	197	13	223	14
Total loans secured by real estate	1,173	84	1,401	208
Commercial and other business-purpose loans	153	257	583	431
Consumer	24	27	65	72
Other	--	7	1	7
Total recoveries	1,350	375	2,050	718
Net charge-offs	(6,781)	(1,693)	(12,197)	(3,987)
Additions to allowance charged to expense	9,019	3,990	17,977	7,922

Allowance for loan losses at June 30	$63,904	$49,349	$63,904	$49,349

Average total portfolio loans for period ended June 30	$4,541,327	$3,708,267	$4,472,508	$3,633,402

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	0.60%	0.18%	0.55%	0.22%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the six-month 2008 period, which increased significantly compared to 2007, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The increase in provision for loan losses in 2008 was associated primarily with Michigan banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate in Michigan.

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	June 30, 2008		December 31, 2007
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$22,114	0.48%	$21,918	0.51%
Residential (including multi-family)	12,586	0.28%	10,235	0.24%
Construction, land development and other land	12,885	0.28%	11,278	0.26%
Total loans secured by real estate	47,585	1.04%	43,431	1.01%
Commercial and other business-purpose loans	15,159	0.33%	13,727	0.32%
Consumer	788	0.02%	667	0.01%
Other	372	0.01%	299	0.01%

Total allowance for loan losses	$63,904	1.40%	$58,124	1.35%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	June 30, 2008	December 31, 2007
Nonaccrual loans:
Loans secured by real estate:
Commercial	$23,379	$19,016
Residential (including multi-family)	17,293	13,381
Construction, land development and other land	40,790	29,756
Total loans secured by real estate	81,462	62,153
Commercial and other business-purpose loans	8,716	5,782
Consumer	137	66
Other	18	84
Total nonaccrual loans	90,333	68,085

Past due (>90 days) loans:
Loans secured by real estate:
Commercial	--	113
Residential (including multi-family)	1,409	1,116
Construction, land development and other land	3,613	2,531
Total loans secured by real estate	5,022	3,760
Commercial and other business-purpose loans	346	714
Consumer	10	66
Other	--	5
Total past due loans	5,378	4,545

Total nonperforming loans	$95,711	$72,630

Real estate owned and other repossessed assets	44,991	16,680

Total nonperforming assets	$140,702	$89,310

Nonperforming loans at June 30, 2008 approximated 2.10% of total portfolio loans, an increase from the December 31, 2007 ratio of 1.68%.  Nonperforming loans increased
$23 million or 32% during the interim 2008 six-month period.  Of the nonperforming loans at June 30, 2008, about 90% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at June 30, 2008 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.  Due to local and regional economic conditions, there is uncertainty in future real estate values, appraisal results and the resulting potential impact on valuation of collateral-dependent loans.  Management cautiously monitors real estate values and related appraisal data when evaluating such valuations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Total nonperforming loans approximated $96 million at June 30, 2008.  Of that total, $65 million (including some loans carried at the parent level) or 68% were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 3.20% of total portfolio loans at June 30, 2008.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 1.80% of portfolio loans for the region on a combined basis as of June 30, 2008 and ranging as high as 3% or more at certain banks.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with substantially lower levels of nonperforming loans.

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

At June 30, 2008, potential problem loans (including the previously-mentioned nonperforming loans) approximated $316 million, or about 6.9% of total consolidated portfolio loans, compared to approximately $219 million or about 5.1% at December 31, 2007.  These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first six months of 2008.

Real estate owned and other repossessed assets increased $28.3 million to $45.0 million during the six months ended June 30, 2008.  Most of this increase related to residential construction loans in the Arizona Region.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2008	Dec 31, 2007	June 30, 2008	Dec 31, 2007	June 30, 2008	Dec 31, 2007	June 30, 2008	Dec 31, 2007
Arizona Region:
Arrowhead Community Bank	$80,455	$81,836	$1,379	$818	$1,403	$361	1.71%	1.00%
Asian Bank of Arizona	28,882	21,514	650	405	689	314	2.25%	1.88%
Bank of Tucson	154,487	168,427	1,406	1,385	1,401	752	0.91%	0.82%
Camelback Community Bank	83,216	79,869	744	800	1,160	451	0.89%	1.00%
Colonia Bank(3)	1,920		29				1.51%
Mesa Bank	169,170	202,511	1,945	1,760	8,947	3,699	1.15%	0.87%
Southern Arizona Community Bank	83,606	78,467	830	792		600	0.99%	1.01%
Sunrise Bank of Albuquerque	70,078	67,192	775	866	289	183	1.11%	1.29%
Sunrise Bank of Arizona	114,683	112,211	1,135	1,125		4,250	0.99%	1.00%
Valley First Community Bank	66,292	71,689	1,017	653	1,379		1.53%	0.91%
Yuma Community Bank	66,233	66,092	525	525	427	600	0.79%	0.79%
Arizona Region Total	919,022	949,808	10,435	9,129	15,695	11,210	1.14%	0.96%

California Region:
Bank of Escondido	57,674	54,707	633	560	882	311	1.10%	1.02%
Bank of Feather River	17,221	13,345	241	187			1.40%	1.40%
Bank of San Francisco	52,178	44,989	730	695	339	392	1.40%	1.54%
Bank of Santa Barbara	59,106	52,340	1,006	741	614		1.70%	1.42%
Napa Community Bank	118,506	100,253	1,485	1,069		1,459	1.25%	1.07%
Point Loma Community Bank	50,599	49,607	790	695	167		1.56%	1.40%
Sunrise Bank of San Diego	76,831	74,526	940	908	1,623	2,386	1.22%	1.22%
Sunrise Community Bank	23,023	17,624	345	255			1.50%	1.45%
California Region Total	455,138	407,391	6,170	5,110	3,625	4,548	1.36%	1.25%

Colorado Region:
Fort Collins Commerce Bank	63,774	59,388	954	889			1.50%	1.50%
Larimer Bank of Commerce	68,749	50,927	1,000	765			1.45%	1.50%
Loveland Bank of Commerce	22,589	15,253	339	229			1.50%	1.50%
Mountain View Bank of Commerce(2)	19,569		286				1.46%
Colorado Region Total	174,681	125,568	2,579	1,883			1.48%	1.50%

Great Lakes Region:
Ann Arbor Commerce Bank	324,962	332,624	4,054	4,504	2,933	5,161	1.25%	1.35%
Bank of Auburn Hills	40,190	36,586	1,050	820	1,834	1,293	2.61%	2.24%
Bank of Maumee	45,402	32,102	688	482	50		1.52%	1.50%
Bank of Michigan	64,830	63,448	980	952		370	1.51%	1.50%
Brighton Commerce Bank	101,280	99,627	1,015	1,018	254	18	1.00%	1.02%
Capitol National Bank	207,968	206,449	4,408	3,421	6,204	3,449	2.12%	1.66%
Detroit Commerce Bank	96,734	108,992	1,914	1,355	2,934	3,948	1.98%	1.24%
Elkhart Community Bank	89,338	83,754	1,467	1,282	3,132	2,677	1.64%	1.53%
Evansville Commerce Bank	58,563	48,113	885	720	243	80	1.51%	1.50%
Goshen Community Bank	73,233	70,799	995	874	253	491	1.36%	1.23%
Grand Haven Bank	115,149	122,208	2,336	2,644	8,070	6,970	2.03%	2.16%
Kent Commerce Bank	78,065	83,357	1,365	1,527	800	2,456	1.75%	1.83%
Macomb Community Bank	88,503	87,670	3,418	2,283	12,819	11,846	3.86%	2.60%
Muskegon Commerce Bank	79,689	90,031	2,020	1,762	3,946	2,362	2.53%	1.96%
Oakland Commerce Bank	86,197	99,770	2,530	1,816	10,421	3,803	2.94%	1.82%
Ohio Commerce Bank	41,844	29,110	629	437			1.50%	1.50%
Paragon Bank & Trust	93,359	91,481	1,913	1,431	5,031	2,220	2.05%	1.56%
Portage Commerce Bank	191,045	179,219	2,129	1,812	1,074	1,127	1.11%	1.01%
Great Lakes Region Total	1,876,351	1,865,340	33,796	29,140	59,998	48,271	1.80%	1.56%

Midwest Region:
Adams Dairy Bank(1)	23,667		357				1.51%
Bank of Belleville	56,894	46,951	827	700			1.45%	1.49%
Community Bank of Lincoln	28,348	10,501	448	168			1.58%	1.60%
Summit Bank of Kansas City	40,928	45,165	620	641			1.51%	1.42%
Midwest Region Total	149,837	102,617	2,252	1,509			1.50%	1.47%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2008	Dec 31, 2007	June 30, 2008	Dec 31, 2007	June 30, 2008	Dec 31, 2007	June 30, 2008	Dec 31, 2007
Nevada Region:
1st Commerce Bank	$32,642	$27,030	$524	$393	$1,456		1.61%	1.45%
Bank of Las Vegas	63,444	61,662	900	751	1,241		1.42%	1.22%
Black Mountain Community Bank	138,976	137,308	1,770	1,415	2,626	$659	1.27%	1.03%
Desert Community Bank	91,026	90,050	1,190	837	712	356	1.31%	0.93%
Red Rock Community Bank	106,642	106,559	1,205	977	3,052	64	1.13%	0.92%
Nevada Region Total	432,730	422,609	5,589	4,373	9,087	1,079	1.29%	1.03%

Northeast Region:
USNY Bank	30,195	12,421	455	187			1.51%	1.51%

Northwest Region:
Bank of Bellevue	41,031	37,364	955	665	192	222	2.33%	1.78%
Bank of Everett	28,033	24,170	475	418			1.69%	1.73%
Bank of Tacoma	29,711	19,639	475	285			1.60%	1.45%
High Desert Bank	20,321	9,080	277	126			1.36%	1.39%
Issaquah Community Bank	15,759	6,598	237	93			1.50%	1.41%
Northwest Region Total	134,855	96,851	2,419	1,587	192	222	1.79%	1.64%

Southeast Region:
Bank of Valdosta	49,661	41,629	734	619			1.48%	1.49%
Community Bank of Rowan	106,105	96,271	1,592	1,444			1.50%	1.50%
First Carolina State Bank	91,055	94,047	1,100	1,157	858	829	1.21%	1.23%
Peoples State Bank	19,450	13,609	320	247	337	86	1.65%	1.81%
Pisgah Community Bank(4)	14,077		211				1.50%
Sunrise Bank of Atlanta	51,869	45,024	859	760	876		1.66%	1.69%
Southeast Region Total	332,217	290,580	4,816	4,227	2,071	915	1.45%	1.45%

Texas Region:
Bank of Fort Bend	14,692	3,140	214	46			1.46%	1.47%
Bank of Las Colinas	21,649	9,830	300	144			1.39%	1.46%
Texas Region Total	36,341	12,970	514	190			1.41%	1.46%

Other, net	23,156	28,546	(5,121)	789	5,043	6,385

Consolidated totals	$4,564,523	$4,314,701	$63,904	$58,124	$95,711	$72,630	1.40%	1.35%

(1)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(3)	Commenced operations in April 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(4)	Commenced operations in May 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Second quarter 2008 earnings were $623,000, a decrease of 90% compared to the corresponding period of 2007.  Diluted earnings per share were $0.04 for the three months ended June 30, 2008, a decrease of 89% compared to $0.37 in 2007.  Net income for the six months ended June 30, 2008 was $2.8 million, a decrease of 78% compared to the corresponding period of 2007.  Diluted earnings per share were $0.16 for the six months ended June 30, 2008, a decrease of 78% compared to $0.73 in the corresponding 2007 period.

The primary reason for the interim 2008 earnings decline was weak bank performance, particularly within the Great Lakes Region.  On a combined basis, Capitol's Great Lakes Region banks reported a loss of $986,000 for the six month 2008 period compared to modest net income of $3.2 million in the 2007 period.  Within this group of banks, Capitol's mature wholly-owned Michigan-based banks reported an earnings decrease of $4.7 million from the corresponding 2007 period.  The principal reason for the Michigan banks' earnings decrease was due to loan loss provisions.

Analytical Review

The provision for loan losses for the six-month period in 2008 was $18 million, compared to $7.9 million for the same period in 2007.  The provision for loan losses for the three months ended June 30, 2008 was $9 million as compared to $4 million during the corresponding 2007 period.  Provisions for loan losses increased significantly in the 2008 period in response to higher levels of loan charge-offs and in concert with growth in nonperforming loans.  The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2008 periods.

Net interest income for the first six months of 2008 totaled $84.1 million, a 7% decrease compared to $90.2 million in 2007.  Net interest income for the three months ended June 30, 2008 totaled $42.2 million, a 7% decrease compared to $45.5 million in 2007.  This decrease resulted from net interest margin compression, although earning asset growth remained strong during the interim 2008 periods.

In a changing interest-rate environment, rates of interest on loans reprice more rapidly than interest rates paid on deposits.  In the first half of 2008, net interest margins decreased primarily as a result of actions by the Federal Reserve Board of Governors to decrease market rates of interest by 225 basis-points.  As the Federal Reserve Board's most recent actions have decreased rates, which results in rapid repricing of prime-rate based loans, interest rate changes on deposits have lagged, reducing net interest margins in the near term.  The net interest margin approximated 3.50% for the three months ended June 30, 2008, a 0.12% decrease compared to 3.62% for the three months ended March 31, 2008 and a 1.03% decrease compared to 4.53% for the three months ended June 30, 2007.  Several other causal factors impacted the 2008 margin, including elevated levels of nonperforming loans, competitive pressures at the bank level in pricing of loans and deposits, impact of a steepening yield curve, migration of noninterest-bearing deposits to interest-bearing accounts and higher interest costs related to debt obligations.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the six months ended June 30, 2008 was $13 million, an increase of $1.6 million, or 14%, over the same period in 2007.  Noninterest income for the three months ended June 30, 2008 was $6.5 million, an 11% increase from the same period in 2007.  The increase for the six-month 2008 period was due to increases of $1.1 million in trust and wealth-management revenue and $498,000 from service charges on deposit accounts.  Fees from origination of non-portfolio residential mortgage loans totaled $1.1 million for the second quarter of 2008 and $2 million for the six-month period, reduced from $1.3 million and $2.6 million for the comparable periods in 2007, respectively, due to lower loan origination volume associated with a weak residential real estate economy.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $92.6 million for the six-month 2008 period and $47.8 million for the second quarter of 2008, compared to $84 million and $42.2 million, respectively, for the comparable periods in 2007.  The increase in noninterest expense is associated with adding four new banks in 2008 and eleven banks in 2007, growth in the size of previously-existing banks and increases in general operating costs.  Increases in occupancy, equipment rent, depreciation and maintenance in 2008 relate primarily to the growth in the size of the mature banks within the consolidated group, the development of Capitol's wealth management unit and the addition of de novo banks.

The largest element of noninterest expense is salaries and employee benefits, which approximated $53.3 million for the six months ended June 30, 2008, a slight increase from $52.5 million in the corresponding period of 2007.

The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended June 30:

	Three Month Period		Six Month Period
	2008	2007	2008	2007

Costs associated with foreclosed properties and other real estate owned	$1,181	$115	$2,092	$243
Preopening and start-up costs	1,086	368	2,038	1,296
FDIC insurance premiums and other regulatory fees	933	650	1,870	1,221
Advertising	857	926	1,633	1,662
Directors' fees	756	676	1,558	1,359
Paper, printing and supplies	782	715	1,552	1,367
Travel, lodging and meals	853	758	1,486	1,343
Professional fees	784	614	1,272	1,120
Bank services (ATMs, telephone banking and Internet banking)	626	504	1,181	1,061
Loan and collection expense	487	431	1,033	1,044
Communications	541	428	1,049	833
Postage	348	279	658	542
Taxes other than income taxes	137	439	511	928
Courier service	232	240	472	476
Dues and memberships	238	219	459	446
Insurance expense	146	116	293	214
Contracted labor	124	134	244	266
Publications	45	34	90	69
Other	2,394	1,989	5,046	3,757
Total	$12,550	$9,635	$24,537	$19,247

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Six Months Ended June 30
	Total Revenues		Net Income		Return on Average Equity(1)		Return on Average Assets(1)
	2008	2007	2008	2007	2008	2007	2008	2007
Arizona Region:
Arrowhead Community Bank	$3,303	$4,267	$(222)	$649		15.62%		1.56%
Asian Bank of Arizona	953	818	(535)	(326)
Bank of Tucson	6,783	7,984	1,978	2,368	22.17%	28.42%	2.15%	2.64%
Camelback Community Bank	3,012	3,417	509	448	11.07%	10.28%	1.15%	1.03%
Colonia Bank(4)	25		(376)
Mesa Bank	7,985	10,046	744	2,076	7.84%	22.86%	0.69%	2.02%
Southern Arizona Community Bank	3,041	3,435	582	581	12.84%	12.98%	1.34%	1.32%
Sunrise Bank of Albuquerque	2,640	2,983	171	245	4.69%	7.75%	0.46%	0.75%
Sunrise Bank of Arizona	4,177	4,845	(180)	374		6.50%		0.64%
Valley First Community Bank	2,559	2,669	(646)	256		6.53%		0.74%
Yuma Community Bank	2,745	2,999	365	532	9.39%	13.88%	0.96%	1.48%
Arizona Region Total	37,223	43,463	2,390	7,203

California Region:
Bank of Escondido	2,564	2,847	175	310	2.42%	4.42%	0.37%	0.75%
Bank of Feather River	584		(326)
Bank of San Francisco	1,880	1,248	12	(204)	0.28%		0.04%
Bank of Santa Barbara	2,080	1,988	(170)	(146)
Napa Community Bank	4,240	4,487	467	626	6.59%	9.89%	0.74%	1.10%
Point Loma Community Bank	1,872	1,984	114	34	3.16%	0.99%	0.42%	0.14%
Sunrise Bank of San Diego	2,847	3,458	168	163	3.17%	3.09%	0.38%	0.40%
Sunrise Community Bank	753	346	(377)	(657)
California Region Total	16,820	16,358	63	126

Colorado Region:
Fort Collins Commerce Bank	2,275	2,375	364	369	8.06%	8.80%	1.13%	1.33%
Larimer Bank of Commerce	2,055	363	140	(544)	3.76%		0.46%
Loveland Bank of Commerce	646		(116)
Mountain View Bank of Commerce(3)	358		(611)
Colorado Region Total	5,334	2,738	(223)	(175)

Great Lakes Region:
Ann Arbor Commerce Bank	11,918	12,488	1,746	1,756	12.20%	13.70%	0.98%	1.09%
Bank of Auburn Hills	1,459	1,573	(459)	(31)
Bank of Maumee	1,373	473	(507)	(627)
Bank of Michigan	2,477	2,327	268	(94)	8.05%		0.78%
Brighton Commerce Bank	3,792	4,069	434	309	8.89%	6.80%	0.80%	0.59%
Capitol National Bank	7,723	9,040	954	1,126	9.98%	12.00%	0.84%	0.94%
Detroit Commerce Bank	3,768	4,542	(1,130)	443		9.72%		0.83%
Elkhart Community Bank	2,870	3,378	272	375	6.18%	8.64%	0.60%	0.90%
Evansville Commerce Bank	1,997	1,051	(174)	(385)
Goshen Community Bank	2,675	2,949	261	216	6.64%	5.87%	0.66%	0.58%
Grand Haven Bank	4,048	4,788	176	367	3.35%	6.71%	0.27%	0.58%
Kent Commerce Bank	2,943	3,411	(407)	69		1.63%		0.17%
Macomb Community Bank	2,665	3,386	(1,512)	(515)
Muskegon Commerce Bank	2,885	3,608	(760)	(565)
Oakland Commerce Bank	3,139	4,881	(956)	54		1.08%		0.09%
Ohio Commerce Bank	1,272	556	(111)	(402)
Paragon Bank & Trust	3,624	3,530	(185)	21		0.38%		0.04%
Portage Commerce Bank	7,278	7,623	1,104	1,112	12.85%	13.86%	1.10%	1.23%
Great Lakes Region Total	67,906	73,673	(986)	3,229

Midwest Region
Adams Dairy Bank(2)	672		(511)
Bank of Belleville	1,743	962	4	(321)	0.11%		0.01%
Community Bank of Lincoln	816		(326)
Summit Bank of Kansas City	1,547	1,404	40	(252)	1.14%		0.18%
Midwest Region Total	4,778	2,366	(793)	(573)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Six Months Ended June 30
	Total Revenues		Net Income		Return on Average Equity(1)		Return on Average Assets(1)
	2008	2007	2008	2007	2008	2007	2008	2007
Nevada Region:
1st Commerce Bank	$1,141	$690	$(291)	$(270)
Bank of Las Vegas	2,437	2,997	37	329	0.86%	7.33%	0.10%	0.92%
Black Mountain Community Bank	5,433	6,136	881	1,300	11.95%	18.94%	1.16%	1.83%
Desert Community Bank	3,765	3,969	176	583	3.50%	12.59%	0.35%	1.26%
Red Rock Community Bank	3,971	4,622	480	873	7.06%	13.31%	0.82%	1.62%
Nevada Region Total	16,747	18,414	1,283	2,815

Northeast Region:
USNY Bank	712		(409)

Northwest Region:
Bank of Bellevue	1,432	1,510	(196)	(125)
Bank of Everett	993	917	(656)	(304)
Bank of Tacoma	931	480	(399)	(663)
High Desert Bank	574		(380)
Issaquah Community Bank	536		(326)
Northwest Region Total	4,466	2,907	(1,957)	(1,092)

Southeast Region:
Bank of Valdosta	1,640	1,051	(43)	(227)
Community Bank of Rowan	3,726	2,503	427	(177)	8.75%		0.72%
First Carolina State Bank	3,319	3,527	208	262	4.09%	4.48%	0.38%	0.56%
Peoples State Bank	916	1,142	27	144	1.06%	5.97%	0.21%	1.03%
Pisgah Community Bank(5)	69		(560)
Sunrise Bank of Atlanta	2,305	1,786	(200)	(110)
Southeast Region Total	11,975	10,009	(141)	(108)

Texas Region:
Bank of Fort Bend	353		(462)
Bank of Las Colinas	511		(339)
Texas Region Total	864		(801)

Other, net	1,857	593	4,388	1,144

Consolidated totals	$168,682	$170,521	$2,814	$12,569	1.45%	6.65%	0.11%	0.59%

(1)	Annualized for periods presented.
(2)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(3)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(4)	Commenced operations in April 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(5)	Commenced operations in May 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits.  Total deposits increased $313 million for the six months ended June 30, 2008, compared to a $265 million increase in the corresponding period of 2007.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Capitol's banks generally do not significantly rely on brokered deposits as a key funding source.  Brokered deposits approximated $682 million as of June 30, 2008, or about 16% of total deposits, an increase of $149 million during the interim 2008 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching the repricing of funding sources and assets.

Noninterest-bearing deposits approximated 16% of total deposits at June 30, 2008, a slight decrease from 17% at December 31, 2007, and a decrease of $2.2 million in the 2008 interim period compared to a decrease of $13 million during the 2007 period.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

During the 2008 period, interest-bearing accounts increased about $315 million which, coupled with borrowings, served as the primary funding source for loan growth.  Because of the growth in interest-bearing deposits, coupled with higher relative rates on those balances (particularly with time deposit accounts) and decreased noninterest-bearing deposits, net interest margins have decreased.

Interim 2008 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

Cash and cash equivalents amounted to $500.3 million or 9% of total assets at June 30, 2008, compared to $352.4 million or 7.2% of total assets at December 31, 2007.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at June 30, 2008 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At June 30, 2008, Capitol's banks had approximately $13 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $411 million and additional borrowing capacity approximated $216 million at June 30, 2008.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Total notes payable and short-term borrowings were $440 million at June 30, 2008, including $15 million borrowed by Capitol on a line of credit from an unrelated financial institution which was repaid in early July 2008.

Stockholders' equity, as a percentage of total assets, approximated 7.23% at June 30, 2008 and 7.94% at December 31, 2007.  As of June 30, 2008, Capitol’s total capital funds (i.e., the sum of stockholders' equity, minority interests in consolidated subsidiaries and subordinated debentures) approximated $707 million or 13.24% of total assets.

On March 31, 2008, Capitol announced that it had entered into a definitive agreement to sell four affiliate western Michigan banks to Northstar Financial Group Inc., a Michigan-based, privately-held financial holding company, for cash consideration of approximately $52 million.  Total assets of the four banks (Grand Haven Bank, Kent Commerce Bank, Muskegon Commerce Bank and Paragon Bank & Trust) approximated $417.6 million as of June 30, 2008.  No material gain or loss is expected to be reported upon completion of the sale, if consummated.  The combined operating results of those banks for the six months ended June 30, 2008 was a net loss approximating $1.2 million.  The pending sale is subject to regulatory approval and other contingencies.  Proceeds from the sale, if consummated, will enable redeployment of capital to other regions for bank development and other corporate purposes.

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

In July 2008, Capitol completed a public offering of $38.1 million of 10.5% trust preferred securities issued by Capitol Trust XII.  Several of Capitol's bank subsidiaries purchased securities in this offering.  Net proceeds from the offering approximated $14 million.  Capitol also completed a private placement of 9% senior notes in June 2008 approximating $14 million.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has changed interbank borrowing rates four times during the first half of 2008 by an aggregate 225 basis-point decrease (rates were unchanged during the corresponding 2007 period).  The Board of Governors of the Federal Reserve has also expressed concerns about a variety of economic conditions, as well as possible further reductions of interest rates in future periods.  Home mortgage rates have recently fluctuated and residential real estate markets have cooled in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of subprime and other residential mortgage “meltdown” issues; Capitol believes its exposure to the residential real estate crisis to be minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Capitol in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations – Continued

Media reports raising questions about the health of the domestic economy and the possibility of a national recession have continued in 2008.  During the interim 2008 periods, nonperforming assets have increased; however, it is difficult to predict future movements in levels of nonperforming assets and related loan losses as economic conditions, locally and nationally, evolve.

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2007, during the six months ended June 30, 2008.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          On June 30, 2008 Capitol completed a private offering of Series A Subordinated 9% Promissory Notes, bearing interest at 9%, with a maturity of five years totaling $14 million, pursuant to an exemption under Regulation D.  Such offering was made solely to “accredited investors” who are affiliated with or associates of Capitol or its subsidiaries.  Proceeds from the offering will be used for bank development and other corporate purposes.
(b)          Not applicable.
(c)          None.

Item 3.	Defaults Upon Senior Securities. None.
Item 4.
Submission of Matters to a Vote of Security Holders.

(a)          Capitol's annual meeting of shareholders was held on April 23, 2008.
(b)          The following matters were voted upon at the annual meeting of shareholders:

(1)      The election of the nominees for the board of directors was voted on by the shareholders.  The nominees, all of whom were elected, are listed below.  The following votes were tabulated:

	For	Against

Class I Directors (nominees to serve until 2011 annual meeting)
Paul R. Ballard	13,727,828	502,152
Michael F. Hannley	13,783,773	446,206
Richard A. Henderson	13,781,970	448,010
Lewis D. Johns	12,753,666	1,476,313
Lyle W. Miller	13,761,314	468,666
Cristin K. Reid	13,758,852	471,128

(2) Shareholders voted on ratifying the appointment of BDO Seidman, LLP as independent auditors for the year ending December 31, 2008. The following votes were tabulated:

For	Against	Abstain

14,173,831	27,874	28,272

PART II.  OTHER INFORMATION – Continued

Item 5.	Other Information. None.
Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  July 31, 2008

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