Form 10-Q
period 2008-09-30
CAPITOL BANCORP LTD
filed 2008-10-30
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
200 N. Washington Square
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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2008
Common Stock, No par value	17,337,308 shares

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$216,245	$196,083
Money market and interest-bearing deposits	41,338	26,924
Federal funds sold	233,760	129,365
Cash and cash equivalents	491,343	352,372
Loans held for sale	7,334	16,419
Investment securities:
Available for sale, carried at market value	18,085	14,119
Held for long-term investment, carried at
amortized cost which approximates market value	32,091	25,478
Total investment securities	50,176	39,597
Portfolio loans:
Loans secured by real estate:
Commercial	2,074,254	1,917,113
Residential (including multi-family)	851,509	698,960
Construction, land development and other land	813,420	852,595
Total loans secured by real estate	3,739,183	3,468,668
Commercial and other business-purpose loans	832,669	768,473
Consumer	58,122	48,041
Other	32,298	29,519
Total portfolio loans	4,662,272	4,314,701
Less allowance for loan losses	(97,585)	(58,124)
Net portfolio loans	4,564,687	4,256,577
Premises and equipment	60,000	60,031
Accrued interest income	18,387	19,417
Goodwill and other intangibles	73,428	72,722
Other assets	161,992	84,628

TOTAL ASSETS	$5,427,347	$4,901,763

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$647,994	$671,688
Interest-bearing	3,635,567	3,173,057
Total deposits	4,283,561	3,844,745
Debt obligations:
Notes payable and short-term borrowings	432,536	320,384
Subordinated debentures	167,342	156,130
Total debt obligations	599,878	476,514
Accrued interest on deposits and other liabilities	30,096	35,161
Total liabilities	4,913,535	4,356,420

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	160,704	156,198

STOCKHOLDERS' EQUITY:
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2008 - 17,337,308 shares
2007 - 17,316,568 shares	273,644	272,208
Retained earnings	80,047	117,520
Undistributed common stock held by employee-benefit trust	(580)	(586)
Market value adjustment (net of tax effect) for
investment securities available for sale (accumulated
other comprehensive income)	(3)	3
Total stockholders' equity	353,108	389,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,427,347	$4,901,763

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(in thousands, except per share data)

	Three Month Period		Nine Month Period
	2008	2007	2008	2007
Interest income:
Portfolio loans (including fees)	$73,328	$81,117	$224,897	$231,819
Loans held for sale	145	429	681	1,765
Taxable investment securities	154	188	389	589
Federal funds sold	1,259	2,916	3,480	8,569
Other	610	386	1,689	1,387
Total interest income	75,496	85,036	231,136	244,129
Interest expense:
Deposits	27,149	32,359	84,826	90,955
Debt obligations and other	7,308	6,009	21,144	16,283
Total interest expense	34,457	38,368	105,970	107,238
Net interest income	41,039	46,668	125,166	136,891
Provision for loan losses	53,810	7,890	71,787	15,812
Net interest income (deficiency) after
provision for loan losses	(12,771)	38,778	53,379	121,079
Noninterest income:
Service charges on deposit accounts	1,526	1,232	4,316	3,524
Trust and wealth-management revenue	1,791	1,371	4,999	3,525
Fees from origination of non-portfolio residential
mortgage loans	926	1,142	2,910	3,754
Gain on sales of government-guaranteed loans	608	946	1,831	2,296
Gain on sales of other non-portfolio commercial loans	207	371	867	1,000
Realized gains on sale of investment securities
available for sale	5	-	50	-
Other	1,888	2,049	5,020	4,440
Total noninterest income	6,951	7,111	19,993	18,539
Noninterest expense:
Salaries and employee benefits	29,319	27,816	82,597	80,325
Occupancy	4,968	3,831	13,872	10,880
Equipment rent, depreciation and maintenance	3,821	2,239	9,695	7,471
Other	15,684	10,588	40,221	29,835
Total noninterest expense	53,792	44,474	146,385	128,511
Income (loss) before income taxes
(benefit) and minority interest	(59,612)	1,415	(73,013)	11,107
Income taxes (benefit)	(20,732)	586	(25,428)	4,696
Income (loss) before minority interest	(38,880)	829	(47,585)	6,411
Minority interest in net losses of consolidated subsidiaries	6,385	5,145	17,904	12,132

NET INCOME (LOSS)	$(32,495)	$5,974	$(29,681)	$18,543

NET INCOME (LOSS) PER SHARE -- Note E:
Basic	$(1.90)	$0.35	$(1.73)	$1.10

Diluted	$(1.90)	$0.35	$(1.73)	$1.08

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(in thousands, except share data)
			Undistributed	Accumulated
			Common Stock	Other
	Common	Retained	Held by Employee-	Comprehensive
	Stock	Earnings	Benefit Trust	Income (Loss)	Total

Nine Months Ended September 30, 2007

Balances at January 1, 2007	$249,244	$112,779		$(144)	$361,879

Issuance of 371,314 shares of common stock to acquire
minority interest in subsidiaries	15,927				15,927

Issuance of 276,842 shares of common stock upon
exercise of stock options	4,757				4,757

Surrender of 37,392 shares of common stock to facilitate
exercise of stock options	(1,098)				(1,098)

Surrender of 18,814 shares of common stock to facilitate
vesting of restricted stock	(845)				(845)

Issuance of 37,472 unvested shares of restricted common
stock, net of related unearned employee compensation	--				--

Recognition of compensation expense relating to restricted
common stock and stock options	1,290				1,290

Tax benefits from share-based payments	1,671				1,671

Issuance of 24,506 shares to employee stock ownership plan	1,132				1,132

Cash dividends paid ($0.75 per share)		(12,867)			(12,867)

Components of comprehensive income:
Net income		18,543			18,543
Market value adjustment for investment securities
available for sale (net of income tax effect)				77	77
Comprehensive income					18,620

BALANCES AT SEPTEMBER 30, 2007	$272,078	$118,455		$(67)	$390,466

Nine Months Ended September 30, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145

Issuance of 109,435 shares of common stock upon
exercise of stock options	1,960				1,960

Surrender of 93,964 shares of common stock to facilitate
exercise of stock options	(2,090)				(2,090)

Surrender of 14,199 shares of common stock to facilitate
vesting of restricted stock	(286)				(286)

Issuance of 31,790 unvested shares of restricted common
stock, net of related unearned employee compensation
and 12,322 forfeited shares	--				--

Recognition of compensation expense relating to restricted
common stock and stock options	1,693				1,693

Tax benefits from share-based payments	161				161

Transfer of 250 shares to employee stock ownership plan	(2)		6		4

Cash dividends paid ($0.45 per share)		(7,792)			(7,792)

Components of comprehensive loss:
Net loss		(29,681)			(29,681)
Market value adjustment for investment securities
available for sale (net of income tax effect)				(6)	(6)
Comprehensive loss					(29,687)

BALANCES AT SEPTEMBER 30, 2008	$273,644	$80,047	$(580)	$(3)	$353,108

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)

	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(29,681)	$18,543
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Provision for loan losses	71,787	15,812
Depreciation of premises and equipment	8,433	6,641
Amortization of intangibles	376	201
Net amortization (accretion) of investment security
premiums (discounts)	(1)	4
Loss (gain) on sale of premises and equipment	158	(118)
Minority interest in net losses of consolidated subsidiaries	(17,904)	(12,132)
Share-based compensation expense	1,693	1,290
Originations and purchases of loans held for sale	(170,646)	(418,857)
Proceeds from sales of loans held for sale	179,731	427,470
Increase in accrued interest income and other assets	(76,153)	(16,631)
Increase (decrease) in accrued interest expense on deposits
and other liabilities	(5,065)	3,783

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES	(37,272)	26,006

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	974	287
Proceeds from calls, prepayments and maturities of investment
securities	14,435	7,731
Purchases of investment securities	(27,171)	(6,797)
Net increase in portfolio loans	(379,897)	(550,081)
Proceeds from sales of premises and equipment	167	396
Purchases of premises and equipment	(8,727)	(10,426)

NET CASH USED BY INVESTING ACTIVITIES	(400,219)	(558,890)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts
and savings accounts	(79,524)	184,655
Net increase in certificates of deposit	518,340	230,810
Net borrowings from debt obligations	112,152	68,731
Net proceeds from issuance of subordinated debentures	11,131	55,000
Resources provided by minority interest	22,410	36,115
Net proceeds from issuance of common stock	1,960	4,757
Surrender of common stock to facilitate exercise of
stock options	(2,090)	(1,098)
Surrender of common stock to facilitate vesting of
restricted stock	(286)	(845)
Tax benefit from share-based payments	161	1,671
Cash dividends paid	(7,792)	(12,867)

NET CASH PROVIDED BY FINANCING ACTIVITIES	576,462	566,929

INCREASE IN CASH AND CASH EQUIVALENTS	138,971	34,045

Cash and cash equivalents at beginning of period	352,372	348,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$491,343	$382,915

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

The results of operations for the periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expands related financial statement disclosures.  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  Statement No. 159 is applied prospectively and, while effective January 1, 2008, Capitol has not elected the fair value option through September 30, 2008.  Statement No. 157 does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008.  Capitol's disclosures relating to SFAS No. 157 are set forth in Note C.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2.  FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  The effect of these new standards' adoption was not material to Capitol's consolidated financial statements in 2008.

On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements to the fair value of a financial asset when the market for that asset is not active.  This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008 for Capitol.  This new guidance did not have a material effect on Capitol's September 30, 2008 consolidated financial statements.

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

Note C – Fair Value – Continued

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

The following is a description of Capitol's valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available.  If quoted prices are not available, fair values are measured using independent pricing models.  Level 1 securities include those traded on an active exchange as well as U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include municipal government securities.

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  Mortgage loans held for sale written down to fair value are included in the table below (none at September 30, 2008).  Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the collateral.

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows (in $1,000s):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Securities available for sale	$18,085	$17,306	$779

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)	Total Gains (Losses)

Impaired loans (1)	$98,916	$98,916	$(7,574)

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value of the collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Fair Value – Continued

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

Note D – Stock Options

Stock option activity for the interim 2008 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,460,082	$13.50 to $ 46.20	$27.85
Granted	52,360	20.12 to 20.12	20.12
Exercised	(108,935)	15.52 to 20.90	17.94
Cancelled or expired	(14,413)

Outstanding at September 30	2,389,094	$13.50 to $ 46.20	$28.20

Stock options were granted in the first nine months of 2007 and 2008, with an aggregate fair value approximating $1,103,000 and $255,000, respectively.  Stock options granted in the interim 2008 period have a vesting date of December 31, 2008, and the stock options granted in the interim 2007 period (168,720) have varying vesting dates from December 31, 2007 through August 2010.  Each stock option expires seven years from date of grant.  Share-based compensation expense relating to stock options for the nine months ended September 30, 2008 and 2007 approximated $565,000 and $116,000, respectively.

As of September 30, 2008, stock options outstanding had a weighted average remaining contractual life of 2.82 years.  The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value as of September 30, 2008:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

$10.00 to 14.99	2,866	$13.50	0.25 years	$17,167
$15.00 to 19.99	153,235	16.66	1.78 years	433,655
$20.00 to 24.99	584,956	21.67	3.04 years	0
$25.00 to 29.99	585,415	27.09	1.90 years	0
$30.00 to 34.99	695,115	32.10	2.94 years	0
$35.00 or more	367,507	37.92	4.17 years	0

Total outstanding	2,389,094			$450,822

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Net Income (Loss) Per Share

The computations of basic and diluted earnings (loss) per share were based on the following (in 1,000s) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2008	2007	2008	2007

Numerator—net income (loss) for the period	$(32,495)	$5,974	$(29,681)	$18,543

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	17,145	17,096	17,144	16,919

Effect of dilutive securities:
Unvested restricted shares	--	--	--	11
Stock options	--	102	--	266
Total effect of dilutive securities	--	102	--	277

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,145	17,198	17,144	17,196

Number of antidilutive stock options excluded from diluted earnings per share computation	2,389	1,650	2,389	368

Note F – New Banks and Other Development Activities

Capitol opened four de novo banks during the nine months ended September 30, 2008.  Adams Dairy Bank, located in Blue Springs, Missouri, opened in January, Mountain View Bank of Commerce, located in Westminster, Colorado, opened in February, Colonia Bank, located in Phoenix, Arizona, opened in April and Pisgah Community Bank, located in Asheville, North Carolina, opened in May.  Each is majority owned by bank-development subsidiaries controlled by Capitol.

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

Note G – Proposed Acquisition

In March 2008, Capitol announced the formation of a joint venture to acquire 24% of the common stock of Forethought Federal Savings Bank (Forethought), located in Batesville, Indiana, for cash consideration of approximately $2.3 million.  Forethought is engaged in providing trust-related, pre-need funeral planning products and services to customers in 28 states.  The proposed acquisition is subject to regulatory approval.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note H – Impact of New Accounting Standards

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

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $5.4 billion at September 30, 2008, an increase of $526 million from the December 31, 2007 level of $4.9 billion.  The balance sheet includes Capitol and its consolidated subsidiaries (in thousands):

	Total Assets
	September 30, 2008	December 31, 2007
Arizona Region:
Arrowhead Community Bank	$84,613	$89,060
Asian Bank of Arizona	37,040	25,017
Bank of Tucson	176,684	187,468
Camelback Community Bank	97,816	84,671
Colonia Bank(3)	9,268
Mesa Bank	226,343	217,861
Southern Arizona Community Bank	90,419	85,158
Sunrise Bank of Albuquerque	78,857	71,726
Sunrise Bank of Arizona	120,671	116,245
Valley First Community Bank	72,371	77,306
Yuma Community Bank	74,458	78,489
Arizona Region Total	1,068,540	1,033,001

California Region:
Bank of Escondido	99,031	89,557
Bank of Feather River	24,509	17,283
Bank of San Francisco	59,887	68,902
Bank of Santa Barbara	66,253	58,738
Napa Community Bank	144,472	131,457
Point Loma Community Bank	62,231	56,428
Sunrise Bank of San Diego	87,344	81,905
Sunrise Community Bank	34,245	21,113
California Region Total	577,972	525,383

Colorado Region:
Fort Collins Commerce Bank	75,501	61,083
Larimer Bank of Commerce	79,613	51,906
Loveland Bank of Commerce	31,994	15,941
Mountain View Bank of Commerce(2)	30,339
Colorado Region Total	217,447	128,930

Great Lakes Region:
Ann Arbor Commerce Bank	366,383	362,429
Bank of Auburn Hills	45,127	44,767
Bank of Maumee	55,059	35,576
Bank of Michigan	73,297	69,909
Brighton Commerce Bank	119,393	108,664
Capitol National Bank	226,243	228,556
Detroit Commerce Bank	102,734	113,243
Elkhart Community Bank	96,661	89,064
Evansville Commerce Bank	66,625	50,819
Goshen Community Bank	79,552	93,173
Grand Haven Bank	118,443	130,492
Kent Commerce Bank	83,712	87,060
Macomb Community Bank	94,020	93,045
Muskegon Commerce Bank	87,468	98,975
Oakland Commerce Bank	96,217	109,370
Ohio Commerce Bank	55,076	35,690
Paragon Bank & Trust	102,352	103,711
Portage Commerce Bank	222,579	189,944
Great Lakes Region Total	2,090,941	2,044,487

Midwest Region:
Adams Dairy Bank(1)	29,556
Bank of Belleville	68,472	50,485
Community Bank of Lincoln	42,362	12,960
Summit Bank of Kansas City	51,412	50,142
Midwest Region Total	191,802	113,587

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	September 30, 2008	December 31, 2007
Nevada Region:
1st Commerce Bank	$39,120	$32,091
Bank of Las Vegas	71,776	72,768
Black Mountain Community Bank	152,579	147,433
Desert Community Bank	104,384	101,840
Red Rock Community Bank	126,733	120,750
Nevada Region Total	494,592	474,882

Northeast Region:
USNY Bank	43,851	17,171

Northwest Region:
Bank of Bellevue	53,723	45,122
Bank of Everett	39,412	28,946
Bank of Tacoma	39,711	24,325
High Desert Bank	33,632	11,501
Issaquah Community Bank	23,568	13,696
Northwest Region Total	190,046	123,590

Southeast Region:
Bank of Valdosta	58,679	43,842
Community Bank of Rowan	146,276	117,495
First Carolina State Bank	111,151	115,243
Peoples State Bank	29,130	26,159
Pisgah Community Bank(4)	28,728
Sunrise Bank of Atlanta	63,980	48,664
Southeast Region Total	437,944	351,403

Texas Region:
Bank of Fort Bend	24,067	9,551
Bank of Las Colinas	32,389	11,383
Texas Region Total	56,456	20,934

Parent company and other, net	57,756	68,395

Consolidated Totals	$5,427,347	$4,901,763

(1)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(3)	Commenced operations in April 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(4)	Commenced operations in May 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

Portfolio loans, the single largest asset category, increased during the 2008 period by approximately $348 million, compared to loan growth of about $542 million during the corresponding period of 2007.  Portfolio growth in the interim 2008 period slowed in response to the need to preserve liquidity and capital in the current economic climate.  The majority of portfolio loan growth occurred in commercial loans, consistent with the banks' emphasis on commercial lending activities.

Geographic diversification of Capitol's balance sheet has become increasingly important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of September 30, 2008, 40% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (43% at December 31, 2007) and 60% of the consolidated loan portfolio relates to banks located in other regions of the country (57% at December 31, 2007).  The reason why this is important is that Capitol's diversification efforts will add stability to earnings by further reducing a disproportionate geographic concentration within a specific region.  The pace of asset growth has been significant in the interim period of 2008, inasmuch as 98% of loan growth occurred in regions outside of the Great Lakes Region.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The consolidated allowance for loan losses at September 30, 2008 approximated $98 million or 2.09% of total portfolio loans, a significant increase from the 1.35% ratio at the beginning of the year.

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

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$63,904	$49,349	$58,124	$45,414

Loans charged-off:
Loans secured by real estate:
Commercial	(2,186)	(843)	(5,630)	(1,139)
Residential (including multi-family)	(2,428)	(1,496)	(5,590)	(2,189)
Construction, land development and other land	(12,128)	(329)	(15,248)	(645)
Total loans secured by real estate	(16,742)	(2,668)	(26,468)	(3,973)
Commercial and other business-purpose loans	(3,753)	(1,849)	(8,051)	(5,038)
Consumer	(73)	(105)	(262)	(316)
Other			(34)
Total charge-offs	(20,568)	(4,622)	(34,815)	(9,327)
Recoveries:
Loans secured by real estate:
Commercial	181	2	899	68
Residential (including multi-family)	130	35	590	163
Construction, land development and other land	17	2	240	16
Total loans secured by real estate	328	39	1,729	247
Commercial and other business-purpose loans	102	119	686	550
Consumer	9	76	74	148
Other				7
Total recoveries	439	234	2,489	952
Net charge-offs	(20,129)	(4,388)	(32,326)	(8,375)
Additions to allowance charged to expense	53,810	7,890	71,787	15,812

Allowance for loan losses at September 30	$97,585	$52,851	$97,585	$52,851

Average total portfolio loans for the period	$4,617,153	$3,908,625	$4,521,165	$3,726,654

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	1.74%	0.45%	0.95%	0.30%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the nine-month 2008 period, which increased significantly compared to 2007, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in 2008 was associated primarily with Michigan banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2008 provision for loan losses is discussed in further detail in the ‘Results of Operations’ section of this narrative.

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	September 30, 2008		December 31, 2007
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$32,992	0.71%	$21,918	0.51%
Residential (including multi-family)	22,083	0.47%	10,235	0.24%
Construction, land development and other land	17,553	0.38%	11,278	0.26%
Total loans secured by real estate	72,628	1.56%	43,431	1.01%
Commercial and other business-purpose loans	23,594	0.50%	13,727	0.32%
Consumer	1,056	0.02%	667	0.01%
Other	307	0.01%	299	0.01%

Total allowance for loan losses	$97,585	2.09%	$58,124	1.35%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	September 30, 2008	December 31, 2007
Nonaccrual loans:
Loans secured by real estate:
Commercial	$26,954	$19,016
Residential (including multi-family)	27,543	13,381
Construction, land development and other land	57,864	29,756
Total loans secured by real estate	112,361	62,153
Commercial and other business-purpose loans	10,144	5,782
Consumer	296	66
Other	17	84
Total nonaccrual loans	122,818	68,085

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	1,434	113
Residential (including multi-family)	931	1,116
Construction, land development and other land	211	2,531
Total loans secured by real estate	2,576	3,760
Commercial and other business-purpose loans	1,560	714
Consumer	144	66
Other	--	5
Total past due loans	4,280	4,545

Total nonperforming loans	$127,098	$72,630

Real estate owned and other repossessed assets	59,090	16,680

Total nonperforming assets	$186,188	$89,310

Nonperforming loans at September 30, 2008 approximated 2.73% of total portfolio loans, an increase from the December 31, 2007 ratio of 1.68%.  Nonperforming loans increased $54 million or 75% during the interim 2008 nine-month period.  Of the nonperforming loans at September 30, 2008, about 90% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at September 30, 2008 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Due to local and regional economic conditions, there is uncertainty in future real estate values, appraisal results and the resulting potential impact on valuation of collateral-dependent loans and real estate owned.  The fair value measurement of collateral-dependent loans and other real estate owned is dependent primarily upon appraisal of the underlying property value.  Fair value measurement has been recently defined in a new accounting standard, Financial Accounting Standards Board Statement No. 157, which became effective January 1, 2008 for Capitol (see Note C of the notes to the condensed consolidated financial statements).  Management cautiously monitors real estate values and related appraisal data when evaluating such valuations.

Total nonperforming loans approximated $127 million at September 30, 2008.  Of that total, $76 million (including some loans carried at the parent level) or 60% were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 4% of total portfolio loans at September 30, 2008.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 2.09% of portfolio loans for the region on a combined basis as of September 30, 2008 and ranging as high as 4% or more at certain banks.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have recently increased from December 31, 2007 in other regions, such as the Arizona Region ($19.2 million, principally related to Mesa Bank) and the Nevada Region ($10.5 million).

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

At September 30, 2008, potential problem loans (including the previously-mentioned nonperforming loans) approximated $411 million or about 8.8% of total consolidated portfolio loans, compared to approximately $219 million or about 5.1% at December 31, 2007.  These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first nine months of 2008.

Real estate owned and other repossessed assets increased $42.4 million to $59.1 million during the nine months ended September 30, 2008.  Most of this increase related to a group of residential construction loans in the Arizona Region aggregating $30.1 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2008	Dec 31, 2007	Sept 30, 2008	Dec 31, 2007	Sept 30, 2008	Dec 31, 2007	Sept 30, 2008	Dec 31, 2007
Arizona Region:
Arrowhead Community Bank	$76,404	$81,836	$1,505	$818	$2,686	$361	1.97%	1.00%
Asian Bank of Arizona	32,396	21,514	720	405	689	314	2.22%	1.88%
Bank of Tucson	155,899	168,427	1,350	1,385	2,993	752	0.87%	0.82%
Camelback Community Bank	83,344	79,869	660	800	92	451	0.79%	1.00%
Colonia Bank(3)	5,291		79				1.49%
Mesa Bank	156,197	202,511	2,834	1,760	19,736	3,699	1.81%	0.87%
Southern Arizona Community Bank	81,186	78,467	751	792		600	0.93%	1.01%
Sunrise Bank of Albuquerque	71,880	67,192	826	866	237	183	1.15%	1.29%
Sunrise Bank of Arizona	111,156	112,211	1,075	1,125	1,933	4,250	0.97%	1.00%
Valley First Community Bank	63,427	71,689	1,002	653	1,490		1.58%	0.91%
Yuma Community Bank	63,482	66,092	650	525	582	600	1.02%	0.79%
Arizona Region Total	900,662	949,808	11,452	9,129	30,438	11,210	1.27%	0.96%

California Region:
Bank of Escondido	61,054	54,707	648	560	848	311	1.06%	1.02%
Bank of Feather River	20,769	13,345	291	187			1.40%	1.40%
Bank of San Francisco	54,490	44,989	780	695	339	392	1.43%	1.54%
Bank of Santa Barbara	59,812	52,340	1,042	741	1,306		1.74%	1.42%
Napa Community Bank	126,096	100,253	1,750	1,069		1,459	1.39%	1.07%
Point Loma Community Bank	50,663	49,607	750	695	795		1.48%	1.40%
Sunrise Bank of San Diego	74,092	74,526	932	908	1,497	2,386	1.26%	1.22%
Sunrise Community Bank	25,594	17,624	385	255			1.50%	1.45%
California Region Total	472,570	407,391	6,578	5,110	4,785	4,548	1.39%	1.25%

Colorado Region:
Fort Collins Commerce Bank	67,908	59,388	947	889	48		1.39%	1.50%
Larimer Bank of Commerce	72,824	50,927	1,065	765			1.46%	1.50%
Loveland Bank of Commerce	26,089	15,253	627	229	1,266		2.40%	1.50%
Mountain View Bank of Commerce(2)	24,632		358				1.45%
Colorado Region Total	191,453	125,568	2,997	1,883	1,314		1.57%	1.50%

Great Lakes Region:
Ann Arbor Commerce Bank	328,154	332,624	4,113	4,504	3,473	5,161	1.25%	1.35%
Bank of Auburn Hills	40,509	36,586	933	820	2,818	1,293	2.30%	2.24%
Bank of Maumee	46,747	32,102	738	482	75		1.58%	1.50%
Bank of Michigan	66,650	63,448	988	952		370	1.48%	1.50%
Brighton Commerce Bank	100,026	99,627	1,250	1,018	1,277	18	1.25%	1.02%
Capitol National Bank	212,419	206,449	6,231	3,421	9,269	3,449	2.93%	1.66%
Detroit Commerce Bank	97,481	108,992	1,683	1,355	4,204	3,948	1.73%	1.24%
Elkhart Community Bank	90,410	83,754	1,888	1,282	4,043	2,677	2.09%	1.53%
Evansville Commerce Bank	58,493	48,113	883	720	276	80	1.51%	1.50%
Goshen Community Bank	74,779	70,799	1,215	874	148	491	1.62%	1.23%
Grand Haven Bank	106,493	122,208	3,346	2,644	5,675	6,970	3.14%	2.16%
Kent Commerce Bank	74,972	83,357	2,042	1,527	1,778	2,456	2.72%	1.83%
Macomb Community Bank	87,183	87,670	3,992	2,283	11,406	11,846	4.58%	2.60%
Muskegon Commerce Bank	77,276	90,031	2,353	1,762	4,295	2,362	3.04%	1.96%
Oakland Commerce Bank	84,293	99,770	2,561	1,816	14,956	3,803	3.04%	1.82%
Ohio Commerce Bank	44,883	29,110	673	437			1.50%	1.50%
Paragon Bank & Trust	90,133	91,481	2,067	1,431	4,910	2,220	2.29%	1.56%
Portage Commerce Bank	192,272	179,219	2,172	1,812	929	1,127	1.13%	1.01%
Great Lakes Region Total	1,873,173	1,865,340	39,128	29,140	69,532	48,271	2.09%	1.56%

Midwest Region:
Adams Dairy Bank(1)	26,853		403				1.50%
Bank of Belleville	62,156	46,951	892	700			1.44%	1.49%
Community Bank of Lincoln	37,805	10,501	574	168			1.52%	1.60%
Summit Bank of Kansas City	42,495	45,165	624	641			1.47%	1.42%
Midwest Region Total	169,309	102,617	2,493	1,509			1.47%	1.47%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2008	Dec 31, 2007	Sept 30, 2008	Dec 31, 2007	Sept 30, 2008	Dec 31, 2007	Sept 30, 2008	Dec 31, 2007
Nevada Region:
1st Commerce Bank	$31,078	$27,030	$885	$393	$2,631		2.85%	1.45%
Bank of Las Vegas	63,665	61,662	905	751	2,315		1.42%	1.22%
Black Mountain Community Bank	145,772	137,308	1,816	1,415	1,582	$659	1.25%	1.03%
Desert Community Bank	90,983	90,050	1,190	837	1,642	356	1.31%	0.93%
Red Rock Community Bank	110,202	106,559	1,188	977	3,380	64	1.08%	0.92%
Nevada Region Total	441,700	422,609	5,984	4,373	11,550	1,079	1.35%	1.03%

Northeast Region:
USNY Bank	35,977	12,421	540	187			1.50%	1.51%

Northwest Region:
Bank of Bellevue	47,297	37,364	970	665	192	222	2.05%	1.78%
Bank of Everett	31,605	24,170	510	418			1.61%	1.73%
Bank of Tacoma	36,691	19,639	645	285			1.76%	1.45%
High Desert Bank	28,424	9,080	392	126			1.38%	1.39%
Issaquah Community Bank	19,732	6,598	293	93			1.48%	1.41%
Northwest Region Total	163,749	96,851	2,810	1,587	192	222	1.72%	1.64%

Southeast Region:
Bank of Valdosta	50,663	41,629	761	619			1.50%	1.49%
Community Bank of Rowan	112,388	96,271	1,686	1,444	675		1.50%	1.50%
First Carolina State Bank	88,799	94,047	1,300	1,157	1,188	829	1.46%	1.23%
Peoples State Bank	21,138	13,609	320	247	815	86	1.51%	1.81%
Pisgah Community Bank(4)	18,949		284				1.50%
Sunrise Bank of Atlanta	55,079	45,024	1,018	760	308		1.85%	1.69%
Southeast Region Total	347,016	290,580	5,369	4,227	2,986	915	1.55%	1.45%

Texas Region:
Bank of Fort Bend	19,292	3,140	298	46			1.54%	1.47%
Bank of Las Colinas	25,960	9,830	375	144			1.44%	1.46%
Texas Region Total	45,252	12,970	673	190			1.49%	1.46%

Parent company and other, net	21,411	28,546	19,561	789	6,301	6,385

Consolidated totals	$4,662,272	$4,314,701	$97,585	$58,124	$127,098	$72,630	2.09%	1.35%

(1)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(2)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(3)	Commenced operations in April 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(4)	Commenced operations in May 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

Results of Operations

Summary

The net loss for the third quarter 2008 approximated $32.5 million, compared to net income of $6.0 million in the corresponding period of 2007.  The net loss per share was $1.90 for the three months ended September 30, 2008, compared to earnings per share of $0.35 in the corresponding 2007 period.  The net loss for the nine months ended September 30, 2008 was $29.7 million, compared to net income of $18.5 million in the corresponding period of 2007.  The net loss per share was $1.73 for the nine months ended September 30, 2008, compared to earnings per share of $1.08 in the corresponding 2007 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

The primary reason for the interim 2008 loss was a large provision for loan losses recorded during the three months ended September 30, 2008 as the Corporation carefully assesses the implications and impact of declining property values and weak bank performance, particularly within the Great Lakes Region.  The provision for loan losses increased $45.9 million to $53.8 million for the three months ended September 30, 2008, compared to $7.9 million for the corresponding period of 2007.

Analytical Review

The provision for loan losses for the nine-month period in 2008 was $71.8 million, compared to $15.8 million for the same period in 2007.  Provisions for loan losses increased significantly in the 2008 period in response to the additional provision at Capitol, higher levels of loan charge-offs and in concert with growth in nonperforming loans.  The provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2008 periods.

Net interest income for the first nine months of 2008 totaled $125.2 million, a 9% decrease compared to $136.9 million in 2007.  Net interest income for the three months ended September 30, 2008 totaled $41 million, a 12% decrease compared to $46.7 million in 2007.  This decrease resulted from net interest margin compression, although earning asset growth remained strong during the interim 2008 periods.

In a changing interest-rate environment, rates of interest on loans reprice more rapidly than interest rates paid on deposits.  In the first half of 2008, net interest margins decreased primarily as a result of actions by the Federal Reserve Board of Governors to decrease market rates of interest by 225 basis-points.  As the Federal Reserve Board's most recent actions have decreased rates, which results in rapid repricing of prime-rate based loans, interest rate changes on deposits have lagged, reducing net interest margins in the near term.  The net interest margin approximated 3.30% for the three months ended September 30, 2008, a 0.20% decrease compared to 3.50% for the three months ended June 30, 2008 and a 1.12% decrease compared to 4.42% for the three months ended September 30, 2007.  Several other causal factors impacted the 2008 margin, including elevated levels of nonperforming loans, higher levels of liquidity, competitive pressures at the bank level in pricing of loans and deposits, impact of a steepening yield curve, migration of noninterest-bearing deposits to interest-bearing accounts and higher interest costs related to debt obligations.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the nine months ended September 30, 2008 was $20 million, an increase of $1.5 million, or 8%, over the same period in 2007.  Noninterest income for the three months ended September 30, 2008 was $7 million, a slight decrease from the $7.1 million for the corresponding period in 2007.  The increase for the nine-month 2008 period was due to increases of $1.5 million in trust and wealth-management revenue and $792,000 from service charges on deposit accounts.  Fees from origination of non-portfolio residential mortgage loans totaled $926,000 for the third quarter of 2008 and $2.9 million for the nine-month period, reduced from $1.1 million and $3.8 million for the comparable periods in 2007, respectively, due to lower loan origination volume associated with a weak residential real estate economy.

Noninterest expense totaled $146.4 million for the nine-month 2008 period and $53.8 million for the third quarter of 2008, compared to $128.5 million and $44.5 million, respectively, for the comparable periods in 2007.  The increase in noninterest expense is associated with adding four new banks in 2008 and eleven banks in 2007, growth in the size of previously-existing banks, costs of problem loan administration and other real estate write-downs and increases in general operating costs.  Increases in occupancy, equipment rent, depreciation and maintenance in 2008 relate primarily to the growth in the size of the mature banks within the consolidated group, the development of Capitol's wealth management unit and the addition of de novo banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Also included in noninterest expense in the interim 2008 periods is a restructuring charge of $2.5 million relating to the Corporation's announced plans to combine some of its Michigan banks, reducing from 13 to 9 the number of bank charters within the state.  This regionalization effort in eastern and western Michigan is expected to generate operational efficiencies approximating $3.3 million annually, beginning with the fourth quarter of 2008.  On the west side of Michigan, Grand Haven Bank (total assets of $118.4 million) will combine with Muskegon Commerce Bank ($87.5 million), and Kent Commerce Bank ($83.7 million) will merge with Paragon Bank & Trust ($102.4 million) in Holland.  All back-office and operational activities for the four institutions will continue to be consolidated at Capitol, while additional formerly independent activities (i.e., credit and loan administration) will also be consolidated.  The two resultant institutions will continue to operate in and service the markets of Grand Haven, Muskegon, Grand Rapids and Holland.  On Michigan's east side, Detroit Commerce Bank ($102.7 million), Macomb Community Bank ($94.0 million) and Oakland Commerce Bank ($96.2 million) will merge into one entity.  Each of these merger transactions are subject to regulatory approval.

The largest element of noninterest expense is salaries and employee benefits, which approximated $82.6 million for the nine months ended September 30, 2008, a slight increase from $80.3 million in the corresponding period of 2007.

The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2008	2007	2008	2007

Costs associated with foreclosed properties and other real estate owned	$2,040	$206	$4,132	$449
FDIC insurance premiums and other regulatory fees	1,029	696	2,899	1,917
Restructuring accrual for Michigan bank regionalization	2,500		2,500
Advertising	838	792	2,471	2,454
Paper, printing and supplies	648	643	2,200	2,010
Travel, lodging and meals	707	706	2,193	2,049
Directors' fees	616	725	2,174	2,084
Professional fees	858	551	2,130	1,671
Preopening and start-up costs		1,602	2,038	2,898
Bank services (ATMs, telephone banking and Internet banking)	687	517	1,868	1,578
Communications	585	432	1,634	1,265
Loan and collection expense	410	392	1,443	1,436
Postage	335	283	993	825
Dues and memberships	245	203	704	649
Courier service	220	253	692	729
Taxes other than income taxes	147	448	658	1,376
Insurance expense	158	119	451	333
Contracted labor	101	98	345	364
Publications	43	32	133	101
Other	3,517	1,890	8,563	5,647
Total	$15,684	$10,588	$40,221	$29,835

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Nine Months Ended September 30
	Total Revenues		Net Income (Loss)		Return on Average Equity(1)		Return on Average Assets(1)
	2008	2007	2008	2007	2008	2007	2008	2007
Arizona Region:
Arrowhead Community Bank	$4,784	$6,231	$(720)	$774		12.48%		1.22%
Asian Bank of Arizona	1,467	1,301	(685)	(404)
Bank of Tucson	10,006	11,972	2,897	3,496	21.43%	27.52%	2.13%	2.60%
Camelback Community Bank	4,536	5,129	764	722	11.00%	10.90%	1.12%	1.09%
Colonia Bank(4)	80		(551)
Mesa Bank	11,058	14,979	(8,211)	3,109		22.60%		1.99%
Southern Arizona Community Bank	4,482	5,197	411	823	6.05%	12.25%	0.62%	1.23%
Sunrise Bank of Albuquerque	3,955	4,605	199	470	3.62%	9.61%	0.35%	0.92%
Sunrise Bank of Arizona	6,201	7,111	(322)	444		5.11%		0.52%
Valley First Community Bank	3,628	4,006	(587)	259		4.36%		0.50%
Yuma Community Bank	4,043	4,498	468	746	7.96%	12.92%	0.82%	1.38%
Arizona Region Total	54,240	65,029	(6,337)	10,439

California Region:
Bank of Escondido	3,789	4,326	241	369	2.22%	3.48%	0.34%	0.58%
Bank of Feather River	955		(463)
Bank of San Francisco	2,807	2,195	39	(358)	0.61%		0.08%
Bank of Santa Barbara	3,083	3,090	(198)	(205)
Napa Community Bank	6,551	7,032	914	1,066	8.47%	11.02%	0.94%	1.21%
Point Loma Community Bank	2,828	3,071	244	69	4.46%	1.30%	0.57%	0.18%
Sunrise Bank of San Diego	4,174	5,358	166	372	2.07%	4.68%	0.25%	0.59%
Sunrise Community Bank	1,182	726	(522)	(805)
California Region Total	25,369	25,798	421	508

Colorado Region:
Fort Collins Commerce Bank	3,424	3,517	536	495	7.81%	7.74%	1.06%	1.23%
Larimer Bank of Commerce	3,279	1,201	299	(586)	5.27%		0.60%
Loveland Bank of Commerce	1,035		(371)
Mountain View Bank of Commerce(3)	746		(711)
Colorado Region Total	8,484	4,718	(247)	(91)

Great Lakes Region:
Ann Arbor Commerce Bank	17,657	19,058	2,382	2,790	11.03%	14.25%	0.89%	1.13%
Bank of Auburn Hills	2,123	2,418	(599)	(215)
Bank of Maumee	2,119	946	(604)	(856)
Bank of Michigan	3,707	3,603	426	(38)	8.41%		0.81%
Brighton Commerce Bank	5,582	6,166	348	455	4.72%	6.60%	0.42%	0.57%
Capitol National Bank	11,214	13,499	233	1,587	1.61%	11.20%	0.14%	0.89%
Detroit Commerce Bank	5,401	6,786	(1,162)	413		5.96%		0.51%
Elkhart Community Bank	4,354	5,149	210	650	3.18%	9.88%	0.30%	1.03%
Evansville Commerce Bank	3,020	1,851	(201)	(540)
Goshen Community Bank	3,946	4,490	252	330	4.23%	5.90%	0.42%	0.58%
Grand Haven Bank	5,597	7,248	(2,302)	500		6.10%		0.52%
Kent Commerce Bank	4,235	5,045	(1,241)	100		2.27%		0.16%
Macomb Community Bank	3,926	5,088	(3,412)	(842)
Muskegon Commerce Bank	4,175	5,427	(1,598)	(746)
Oakland Commerce Bank	4,501	7,234	(1,230)	(102)
Ohio Commerce Bank	1,991	1,031	(117)	(568)
Paragon Bank & Trust	5,370	6,157	(725)	(25)
Portage Commerce Bank	10,953	11,580	1,787	1,740	13.62%	14.36%	1.16%	1.26%
Great Lakes Region Total	99,871	112,776	(7,553)	4,633

Midwest Region
Adams Dairy Bank(2)	1,121		(569)
Bank of Belleville	2,706	1,648	23	(434)	0.45%		0.05%
Community Bank of Lincoln	1,402		(511)
Summit Bank of Kansas City	2,333	2,408	(10)	(352)
Midwest Region Total	7,562	4,056	(1,067)	(786)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Nine Months Ended September 30
	Total Revenues		Net Income (Loss)		Return on Average Equity(1)		Return on Average Assets(1)
	2008	2007	2008	2007	2008	2007	2008	2007
Nevada Region:
1st Commerce Bank	$1,776	$1,188	$(660)	$(423)
Bank of Las Vegas	3,710	4,542	112	493	1.71%	7.30%	0.21%	0.90%
Black Mountain Community Bank	8,093	9,233	1,390	1,976	12.49%	18.83%	1.22%	1.85%
Desert Community Bank	5,622	6,076	485	891	6.37%	12.60%	0.63%	1.25%
Red Rock Community Bank	5,891	6,990	672	1,266	6.56%	12.72%	0.75%	1.51%
Nevada Region Total	25,092	28,029	1,999	4,203

Northeast Region:
USNY Bank	1,249	149	(583)	(743)

Northwest Region:
Bank of Bellevue	2,181	2,410	(179)	(66)
Bank of Everett	1,541	1,403	(779)	(433)
Bank of Tacoma	1,485	868	(629)	(884)
High Desert Bank	955	4	(581)	(330)
Issaquah Community Bank	857	125	(494)	(394)
Northwest Region Total	7,019	4,810	(2,662)	(2,107)

Southeast Region:
Bank of Valdosta	2,413	1,802	(55)	(326)
Community Bank of Rowan	5,553	4,228	698	(229)	9.38%		0.76%
First Carolina State Bank	4,785	5,517	31	404	0.37%	4.57%	0.04%	0.55%
Peoples State Bank	1,326	1,705	5	226	0.13%	6.15%	0.03%	1.08%
Pisgah Community Bank(5)	357		(700)
Sunrise Bank of Atlanta	3,462	2,757	(310)	(260)
Southeast Region Total	17,896	16,009	(331)	(185)

Texas Region:
Bank of Fort Bend	629		(669)
Bank of Las Colinas	887		(470)
Texas Region Total	1,516		(1,139)

Parent company and other, net	2,831	1,294	(12,182)	2,672

Consolidated totals	$251,129	$262,668	$(29,681)	$18,543	--	6.48%	--	0.57%

(1)	Annualized for periods presented.
(2)	Commenced operations in January 2008 and is 51%-owned by Capitol Development Bancorp Limited V, a controlled subsidiary of Capitol.
(3)	Commenced operations in February 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(4)	Commenced operations in April 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.
(5)	Commenced operations in May 2008 and is 51%-owned by Capitol Development Bancorp Limited VII, a controlled subsidiary of Capitol.

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits.  Total deposits increased $439 million for the nine months ended September 30, 2008, compared to a $415 million increase in the corresponding period of 2007.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Capitol's banks generally do not significantly rely on brokered deposits as a key funding source.  Brokered deposits approximated $950 million as of September 30, 2008, or about 22% of total deposits, an increase of $418 million during the interim 2008 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching the repricing of funding sources and assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Noninterest-bearing deposits approximated 15% of total deposits at September 30, 2008, a decrease from 17% at December 31, 2007, and a decrease of $24 million in the 2008 interim period compared to a decrease of $15 million during the 2007 period.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

During the 2008 period, interest-bearing accounts increased about $463 million which, coupled with borrowings, served as the primary funding source for loan growth.  Because of the growth in interest-bearing deposits, coupled with higher relative rates on those balances (particularly with time deposit accounts) and decreased noninterest-bearing deposits, net interest margins have decreased.

Interim 2008 deposit growth was deployed primarily into commercial loans, consistent with the banks' emphasis on commercial lending activities.

During the interim 2008 period, management has emphasized increasing liquidity.  Cash and cash equivalents amounted to $491.3 million or 9.1% of total assets at September 30, 2008, compared to $352.4 million or 7.2% of total assets at December 31, 2007.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at September 30, 2008 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At September 30, 2008, Capitol's banks had approximately $18 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $415 million and additional borrowing capacity approximated $227 million at September 30, 2008.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Total notes payable and short-term borrowings were $432.5 million at September 30, 2008.

Stockholders' equity, as a percentage of total assets, approximated 6.51% at September 30, 2008 and 7.94% at December 31, 2007.  As of September 30, 2008, Capitol’s total capital funds (i.e., the sum of stockholders' equity, minority interests in consolidated subsidiaries and subordinated debentures) approximated $681 million or 12.55% of total assets.

In March 2008, Capitol announced the formation of a joint venture to acquire 24% of the common stock of Forethought Federal Savings Bank (Forethought), located in Batesville, Indiana, for cash consideration of approximately $2.3 million.  Forethought is engaged in providing trust-related, pre-need funeral planning products and services to customers in 28 states.  The proposed acquisition is subject to regulatory approval.

In July 2008, Capitol completed a public offering of $38.1 million of 10.5% trust preferred securities issued by Capitol Trust XII.  Several of Capitol's bank subsidiaries purchased securities in this offering.  Net proceeds from the offering approximated $11.1 million.  Capitol also completed a private placement of 9% senior notes in June 2008 approximating $14 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

In early October 2008, the Emergency Economic Stabilization Act of 2008 was signed into law.  The Act has numerous provisions designed to aid the availability of credit, the domestic economy and the financial institution industry.  One recently announced facet of the Act's implementation is the capital injection program for banks and bank holding companies offered by the U.S. Department of Treasury.  Capitol is currently reviewing the Treasury Department's capital purchase program, which provides for the government's purchase of preferred stock from bank holding companies, such as Capitol.  Capitol's articles of incorporation do not currently provide for the issuance of preferred stock and a special meeting of shareholders has been scheduled for November 17, 2008 for the purpose of voting on an amendment to the articles of incorporation to permit the issuance of preferred stock.  In connection with the special meeting and the proposal to amend Capitol's articles of incorporation to authorize the issuance of preferred stock, Capitol plans to file a definitive proxy statement with the SEC.  Investors and security holders of Capitol are advised to read the proxy statement and any other relevant documents filed with the SEC when they become available because those documents will contain important information about the special meeting and the proposal to amend Capitol's articles of incorporation to authorize the issuance of preferred stock.  The final, definitive proxy statement will be mailed to shareholders of Capitol.  The preliminary proxy statement is, and the definitive proxy statement and other relevant documents will be, available for free at the SEC's web site at http://www.sec.gov.  Free copies of the preliminary proxy statement, the definitive proxy statement, when it becomes available, and Capitol's other filings with the SEC may also be obtained from Capitol.  Free copies of Capitol's filings may be obtained by directing a request to Capitol Bancorp Ltd., Capitol Bancorp Center, 200 N. Washington Square, Fourth Floor, Lansing, Michigan 48933 Attention:  Secretary.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has changed interbank borrowing rates four times during the first half of 2008 by an aggregate 225 basis-point decrease (rates were unchanged during the corresponding 2007 period).  In October 2008, further rate decreases totaling 100 basis-points were announced.  The Board of Governors of the Federal Reserve has also expressed concerns about a variety of economic conditions, as well as possible further reductions of interest rates in future periods.  Home mortgage rates have recently fluctuated and residential real estate markets have deteriorated in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of subprime and other residential mortgage “meltdown” issues; Capitol believes its exposure to the residential real estate crisis to be generally minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Capitol in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

Start-up banks generally incur operating losses during their early periods of operations.  Start-up banks formed in 2008 and beyond may similarly negatively impact profitability; however, the effect may be muted due to Capitol's utilization of a tiered ownership structure which reduces the effect of those losses on Capitol's consolidated results of operations.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.  As mentioned previously, general economic conditions within the state of Michigan are uncertain and are likely to continue to have an effect on Capitol's banks and their customers.  It is likely that, absent significant catalysts, Michigan's economic recovery may take an extended period of time.

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

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-29 – F-30 of the financial section of its 2007 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for goodwill (Capitol's annual review of goodwill for potential impairment is performed in the fourth quarter of the year) and other intangibles (due to inherent subjectivity in evaluating potential impairment) and its consolidation policy.

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2007, during the nine months ended September 30, 2008.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

Date:  October 30, 2008

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