Form 10-K
period 2008-12-31
CAPITOL BANCORP LTD
filed 2009-03-12
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	New York Stock Exchange

8.50% Cumulative Trust Preferred Securities, $10 Liquidation Amount	New York Stock Exchange

10.5% Cumulative Trust Preferred Securities, $10 Liquidation Amount	New York Stock Exchange

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
Yes    ☐                           No    ☒

As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was:  $119,302,283.  (Such amount was computed based on shares held by non-affiliates as of January 31, 2008 and the common stock closing price reported by the New York Stock Exchange on June 30, 2008.  For purposes of this computation, all executive officers, directors and 5% shareholders have been assumed to be affiliates.  Certain of such persons may disclaim that they are affiliates of registrant.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2009
Common Stock, no par value per share	17,290,623 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2008 (Annual Report)	Parts I, II, and IV
Portions of Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2009 (Proxy Statement)	Part III

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2008
Cross Reference Sheet

Item of Form 10-K Part I	Incorporation by Reference From:
Item 1. Business	Pages F-7 – F-11, F-22 – F-31, F-42 – F-45 and F-58 – F-59, Financial Information Section of Annual Report
Item 1A. Risk Factors	Page F-33, Financial Information Section of Annual Report
Item 2. Properties	Pages F-42 – F-43 and F-56, Financial Information Section of Annual Report
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 – F-6, F-59 – F-61 and F-69 – F-70 , Financial Information Section of Annual Report
Item 6. Selected Financial Data	Page F-2, Financial Information Section of Annual Report
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages F-7 – F-33, Financial Information Section of Annual Report
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Pages F-6 and F-26 – F-31, Financial Information Section of Annual Report
Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-38 – F-72, Financial Information Section of Annual Report
Item 9A. Controls and Procedures	Pages F-34 – F-36, Financial Information Section of Annual Report
Part III
Item 10. Directors, Executive Officers and Corporate Governance	Proxy Statement
Item 11. Executive Compensation	Proxy Statement
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement
Item 13. Certain Relationships and Related Transactions and Director Independence	Proxy Statement
Item 14. Principal Accountant Fees and Services	Proxy Statement
Part IV
Item 15. Exhibits and Financial Statement Schedules	Pages F-34 – F-72, Financial Information Section of Annual Report

Key:
"Annual Report"
means the 2008 Annual Report of Capitol provided to Shareholders and the Commission pursuant to Rule 14a-3(b).  Capitol's 2008 Annual Report is divided into two sections:  a Financial Information Section and a Marketing Section and is filed as Exhibit 13 with this Form 10-K report.

"Proxy Statement"	means the Proxy Statement of Capitol for the Annual Meeting of Shareholders to be held April 22, 2009.

Note:
The page number references herein are based on the paper version of the referenced documents.  Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this annual report on Form 10-K that are not historical facts may constitute forward-looking statements.  Those forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "will," "may," "believe" and similar expressions also identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) availability of funds under the U.S. Treasury's Capital Purchase Program, (xii) changes in management and (xiii) other risks detailed in Capitol's other filings with the Securities and Exchange Commission.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions, many of which are based on assumptions relating to the above-stated forward-looking statements, that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results will differ from those estimates because of the inherent subjectivity and inaccuracy of any estimation.  All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors.  Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements.  Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

[The remainder of this page intentionally left blank]

PART I

Item 1. Business.

a.           General development of business:

Incorporated by reference from Pages F-7 – F-11, Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking" and Pages F-42 – F-45, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

b.           Financial information about segments:

Incorporated by reference from Pages F-10 – F-13, Financial Information Section of Annual Report (excerpt from management's discussion and analysis of financial conditions and results of operations) and Pages F-42 – F-45, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

c.           Narrative description of business:

Incorporated by reference from Pages F-7 – F-11, Financial Information Section of Annual Report, under the caption "Summary and Overview," and "Capitol's Approach to Community Banking," Pages F-42 – F-45, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," Pages F-22 – F-26, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy" and Pages F-26 – F-31, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations."

At December 31, 2008, Capitol and its subsidiaries employed approximately 1,580 full time equivalent employees.

Capitol Trust I and Capitol Trust XII were formed in 1997 and 2008, respectively; each is a Delaware statutory business trust.  The business and affairs of Capitol Trust I and Capitol Trust XII are conducted by their respective property trustee, a Delaware trustee, and administrative trustees who are employees and officers of Capitol.  Capitol Trust I and Capitol Trust XII exist for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by Capitol and certain related services.  During 2001, Capitol formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities.  Capitol Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003, Capitol Trust IX was formed in 2004 and Capitol Trust X and Capitol Trust XI were formed in 2007.  Each of these securities has similar terms.  Additional information regarding trust-preferred securities is incorporated by reference from Pages F-58 – F-59, Financial Information Section of Annual Report, under the caption "Note I—Subordinated Debt."

Supervision and Regulation:

General:
The banking industry is subject to extensive state and federal regulation and continues to undergo significant change, particularly during the current severe economic recession.  Proposals to change the laws and regulations governing the banking industry are currently being discussed in Congress, in state legislatures and before the various bank regulatory agencies, in addition to direct investment in some financial institutions by the U.S. government.  The likelihood and timing of any changes and the impact such changes might have on Capitol are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of Capitol.  Although Congress in recent years had sought to reduce the regulatory burden on financial institutions with

Item 1. Business – continued.

respect to the approval of specific transactions, Capitol expects that the financial services industry will remain heavily regulated and that additional laws or regulations may be adopted.  The following discussion summarizes certain aspects of the banking laws and regulations that affect Capitol.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

In October 2008, Capitol applied to its primary federal regulator and the FDIC for up to $142 million of preferred stock to be purchased by the U.S. Treasury pursuant to the Capitol Purchase Program (CPP) under the Troubled Asset Relief Program (TARP).  If the U.S. Treasury purchases such preferred stock from Capitol, Capitol would also issue warrants up to 4.5 million in shares of its common stock, which would be immediately exercisable.  The preferred stock issued under CPP bears a 5% annual dividend for the first five years, increasing to 9% thereafter, and would be treated as permanent tier 1 capital for regulatory purposes.  Entering into a CPP stock purchase agreement with the U.S. Treasury under TARP restricts the issuer of preferred stock from increasing its dividends on common stock and repurchasing its common stock, places restrictions on executive compensation and has other evolving conditions and reporting obligations. There is no certainty Capitol will be approved for the CPP or, if approved, whether Capitol will choose to participate.

On February 25, 2009, the U.S. Treasury announced its new Capital Assistance Program (CAP) under which U.S. banking organizations may apply for a U.S. Treasury investment in mandatorily convertible preferred stock in an amount of up to 1% or 2% of risk-weighted assets.  The purpose of the CAP is to provide eligible banking organizations with capital in the form of a preferred security which is convertible into common equity.  Participating banking organizations would also issue warrants to the U.S. Treasury.  Eligibility will be consistent with the criteria and deliberative process established under the TARP/CPP.  The CAP is open immediately and the application deadline for participation is in May 2009.  Capitol has not yet determined whether it will submit a CAP application.

Capitol is a bank holding company registered with the Board of Governors of the Federal Reserve and is subject to regulation under the Bank Holding Company Act of 1956, as amended (Bank Holding Company Act).  The Bank Holding Company Act requires the Federal Reserve Board's prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company, if the acquisition would give the acquiring institution more than 5% of the voting shares of such bank or bank holding company.  It also imposes restrictions, summarized below, on the assets or voting shares of nonbanking companies that Capitol may acquire.

Consistent with the requirements of the Bank Holding Company Act, Capitol's lines of business provide its customers with banking, trust and other financial services and products.  These services include commercial banking through 64 subsidiary banks (as of December 31, 2008), as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, life insurance and annuity products, and portfolio management services through subsidiary banks and other subsidiaries.

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

Capitol's subsidiary banks are subject to the provisions of the banking laws of their respective states of organization, the National Bank Act or national thrift regulations.  They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks), the Office of the Comptroller of the Currency (OCC) (in the case of national banks) or the Office of Thrift Supervision (OTS) (in the case of federal savings banks) and are subject to the rules and regulations of the OCC, the OTS, the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2008, 56 of Capitol's banking subsidiaries were state-chartered banks and therefore subject to supervision, regulation and examination by state banking

Item 1. Business – continued.

regulators and the FDIC.  Seven of Capitol's depository institution subsidiaries, as of December 31, 2008, were chartered as federal savings banks and are subject to regulation and examination by the OTS and FDIC; one bank subsidiary was a national bank, subject to regulation by the OCC and FDIC.  Additionally, non-bank subsidiaries are supervised and examined by the Federal Reserve Board and various other federal and state agencies.

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

Payment of Dividends:
There are various statutory restrictions on the ability of Capitol's banking subsidiaries to pay dividends or make other payments to Capitol.  Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered.  Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition.

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

OTS regulations limit capital distributions by federal savings banks, including the payment of cash dividends.  A federal savings bank must file an application with the OTS for prior approval if a capital distribution in a calendar year will exceed the sum of the institution's net income for that year to date plus retained net income for the preceding two years, or if such distribution would violate prior OTS agreements or OTS-imposed conditions or would otherwise raise safety and soundness concerns.

Capitol has several series of trust-preferred securities outstanding which are interest bearing.  Under certain conditions, Capitol may defer payment of interest on the related subordinated debentures for periods of up to five years.  The documents governing the trusts restrict Capitol's right to pay a dividend on its common stock under certain circumstances and give holders of the securities preference on liquidation over the holders of Capitol's common stock.

Capital Adequacy and Prompt Corrective Action:
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulators to take prompt corrective action against any undercapitalized institution.  FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  "Well capitalized" institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage).  "Adequately capitalized" institutions include depository institutions that meet the required minimum level for each capital measure.  "Undercapitalized" institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures.  "Significantly undercapitalized" characterizes depository institutions with capital levels significantly below the minimum requirements.  "Critically undercapitalized" refers to depository institutions with minimal capital and at serious risk for government seizure.

Item 1. Business – continued.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  A depository institution is generally prohibited from making capital distributions, including paying dividends or fees to a holding company, if the institution would thereafter be undercapitalized.  Institutions that are adequately but not well capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew or roll over brokered deposits.

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

FDICIA also contains a variety of other provisions that may affect Capitol's operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Information concerning capital adequacy guidelines for Capitol and its banking subsidiaries including their regulatory capital position at December 31, 2008 is incorporated by reference from Pages F-69 – F-70, Financial Information Section of Annual Report, under the caption "Note P—Dividend Limitations of Subsidiaries and Other Capital Requirements."

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

FDIC deposit insurance premium levels became a much more significant expense in 2008 ($3.2 million) and 2007 ($2.0 million) compared to 2006 ($362,000), and will increase in future periods as a result of the FDIC imposing a risk-based matrix approach for assessment of premiums for deposit insurance, as it seeks to replenish its insurance fund from the costs of bank failures and address higher deposit insurance coverage.

Item 1. Business – continued.

During 2008, bank failures, coupled with deteriorating economic conditions, significantly reduced the FDIC's reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, in December 2008, the FDIC issued a ruling raising assessment rates uniformly by seven basis points for the first quarter of 2009.  The FDIC also recently modified the way its assessment system differentiates for risk beginning April 1, 2009, resulting in corresponding changes in assessment rates beginning with the second quarter of 2009.

In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (EESA), the limit on FDIC insurance coverage was increased to $250,000 for all accounts through December 31, 2009.  That legislation, along with the rate increases, will cause significant increases to FDIC insurance premiums incurred by Capitol's bank subsidiaries in 2009.

In early March 2009, the FDIC announced a special assessment to be charged equal to 20 basis points on deposits as of December 31, 2008, on June 30, 2009, payable September 30, 2009.  The FDIC subsequently indicated the possibility of reducing that special assessment to 10 basis points if Congress increases the FDIC's credit facility available from the U.S. Treasury.

In 2006, the FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (FICO) to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program:
On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLG Program).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the U.S. Treasury, as an initiative to counter the system-wide crisis in the nation's financial sector.  Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTA) held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  Capitol elected to participate in both guarantee programs.

American Recovery and Reinvestment Act of 2009:
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted.  The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education programs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, which would include Capitol (if Capitol is approved to receive and agrees to receive TARP funds), until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.  The executive compensation standards are more stringent than those currently in effect under the CPP or those previously proposed by the U.S. Treasury, but it is not yet clear how these executive compensation standards will relate to the

Item 1. Business – continued.

similar standards announced by the U.S. Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the U.S. Treasury.  The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on so-called golden parachute payments upon departure from a company, (iii) an expanded claw-back of bonuses, retention awards and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures” and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives.

Future Legislation:
Various legislation affecting financial institutions and the financial industry is, from time to time, introduced in Congress.  Such legislation may change banking statutes and the operating environment of Capitol and its subsidiaries in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Capitol or any of its subsidiaries.  With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable.

Interstate Banking:
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act), as amended, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years) and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.  The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches.  Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

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

Item 1. Business – continued.

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

Community Reinvestment Act:
Under the Community Reinvestment Act (CRA) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practice.  The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs.  Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution's CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.

Fair Lending and Consumer Laws:
In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business.  Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that, in some cases, prospective borrowers experience unlawful discrimination in their efforts to obtain loans from depository and other lending institutions.  These agencies have brought litigation against some depository institutions alleging discrimination against borrowers.  Many of these suits have been settled, in some cases for material sums, short of a full trial.

Those governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act.  These factors include evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral nondiscriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

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

Gramm-Leach Bliley Act of 1999:
The Gramm-Leach-Bliley Act of 1999 (GLBA) covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies.  The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms.  It also permits bank holding companies to elect to become financial holding companies.  A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales

Item 1. Business – continued.

and brokerage activities.  In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.  Capitol has determined not to become certified as a financial holding company at this time, but may reconsider this determination in the future.

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

The GLBA also contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information.  The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to "opt out" of such disclosure.  An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the GLBA.

Anti-Money Laundering and the USA Patriot Act of 2001:
In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States' financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money.  The Patriot Act mandates that financial services companies implement policies and procedures with respect to additional measures designed to address the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions and currency crimes.  The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties and compelled the production of documents located both inside and outside the United States.  The U.S. Treasury Department has issued a number of regulations that apply some of these requirements to financial institutions such as Capitol's banking subsidiaries.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  Pursuant to the Patriot Act and the related regulations, Capitol and its banking subsidiaries have established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program.

Item 1. Business – continued.

Capitol maintains an Internet web site at http://www.capitolbancorp.com that includes links to Capitol's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (SEC Reports).  The SEC Reports are available without charge as soon as reasonably practicable following the time they are filed with or furnished to the SEC.  Information on Capitol's web site is not incorporated into this Form 10-K or Capitol's other securities filings and is not a part of those filings.  The public may read and copy any materials Capitol files with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains information regarding issuers that file electronically with the SEC.  That address is http://www.sec.gov.  In addition, Capitol makes available on its web site at http://www.capitolbancorp.com, under the heading "Governance," its:  (i) Code of Ethics; (ii) Governance Guidelines; and (iii) the charters of Capitol's Board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer and other senior financial officers, on its web site.  These corporate governance materials are also available free of charge in print to shareholders who request them in writing to:  Capitol Bancorp Ltd., Attention:  Secretary, Capitol Bancorp Center, 200 N. Washington Square, Lansing, Michigan 48933.

The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol's business.

[The remainder of this page intentionally left blank]

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A)
CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-
bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2008, 2007 and 2006.

	2008			2007			2006
		Interest	(1)		Interest	(1)		Interest	(1)
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
ASSETS
Money market and interest-bearing deposits	$127,311	$1,218	0.96%	$23,912	$1,120	4.68%	$33,123	$1,403	4.24%
Federal funds sold	220,128	3,822	1.74%	205,294	10,687	5.21%	171,445	8,703	5.08%
Investment securities -- U.S. Treasury,
government agencies, mutual funds and other	44,691	1,812	4.05%	39,330	1,699	4.32%	42,277	1,806	4.27%
Loans held for sale	10,774	774	7.18%	24,427	2,133	8.73%	36,306	2,740	7.55%
Portfolio loans (2)	4,621,247	296,689	6.42%	3,840,526	314,800	8.20%	3,236,538	264,701	8.18%
Total interest-earning
assets/interest income	5,024,151	304,315	6.06%	4,133,489	330,439	7.99%	3,519,689	279,353	7.94%
Allowance for loan losses (deduct)	(79,554)			(50,316)			(44,000)
Cash and due from banks	133,039			153,042			150,782
Premises and equipment, net	60,160			56,925			50,656
Other assets	234,342			159,855			119,987

Total assets	$5,372,138			$4,452,995			$3,797,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Savings deposits	$89,025	$1,496	1.68%	$83,632	$2,291	2.74%	$59,985	$981	1.64%
Time deposits under $100,000	1,029,914	36,759	3.57%	569,773	28,060	4.92%	429,108	17,983	4.19%
Time deposits $100,000 and over	1,199,988	50,099	4.17%	1,031,011	52,828	5.12%	889,769	38,115	4.28%
Other interest-bearing deposits	1,236,841	24,016	1.94%	1,227,480	40,981	3.34%	1,066,109	31,550	2.96%
Notes payable and short-term borrowings	408,521	15,067	3.69%	220,996	11,048	5.00%	173,719	8,169	4.70%
Subordinated debentures	162,453	13,029	8.02%	143,390	11,954	8.34%	100,999	8,788	8.70%
Total interest-bearing
liabilities/interest expense	4,126,742	140,466	3.40%	3,276,282	147,162	4.49%	2,719,689	105,586	3.88%
Noninterest-bearing demand deposits	661,578			628,345			614,529
Accrued interest on deposits and
other liabilities	49,230			31,640			25,305
Minority interests in consolidated subsidiaries	163,563			133,170			110,060
Stockholders' equity	371,025			383,558			327,531
Total liabilities and
stockholders' equity	$5,372,138			$4,452,995			$3,797,114

Net interest income		$163,849			$183,277			$173,767

Interest Rate Spread (3)			2.66%			3.50%			4.06%

Net Yield on Interest-Earning Assets (4)			3.26%			4.43%			4.94%

Ratio of Average Interest-Earning
Assets to Interest-Bearing Liabilities	1.22			1.26			1.29

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

	2008 compared to 2007			2007 compared to 2006
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:
Money market and interest-bearing deposits	$1,588	$(1,490)	$98	$(420)	$137	$(283)
Federal funds sold	722	(7,587)	(6,865)	1,757	227	1,984
Investment securities -- U.S. Treasury, government
agencies, mutual funds and other	222	(109)	113	(127)	20	(107)
Loans held for sale	(1,032)	(327)	(1,359)	(992)	385	(607)
Portfolio loans	57,281	(75,392)	(18,111)	49,506	593	50,099
Total	58,781	(84,905)	(26,124)	49,724	1,362	51,086

Increase (decrease) in interest expense:
Interest-bearing deposits:
Savings deposits	140	(935)	(795)	483	827	1,310
Time deposits under $100,000	22,293	(13,594)	8,699	6,568	3,509	10,077
Time deposits $100,000 and over	(56)	(2,673)	(2,729)	6,581	8,132	14,713
Other interest-bearing deposits	310	(17,275)	(16,965)	5,107	4,324	9,431
Notes payable and short-term borrowings	7,497	(3,478)	4,019	2,337	542	2,879
Subordinated debentures	1,542	(467)	1,075	3,548	(382)	3,166
Total	31,726	(38,422)	(6,696)	24,624	16,952	41,576
Increase (decrease) in net
interest income	$27,055	$(46,483)	$(19,428)	$25,100	$(15,590)	$9,510

[The remainder of this page intentionally left blank]

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated fair value of investment securities as of December 31, 2008, 2007 and 2006 (in $1,000s):

	2008		2007		2006
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Available for sale:
United States treasury securities			$499	$499
United States government agency securities	$9,785	$9,913	8,991	9,025	$13,403	$13,285
Mortgage-backed securities	4,813	4,890	3,402	3,368	4,089	3,991
Municipals	768	781	1,222	1,227	1,630	1,628
	15,366	15,584	14,114	14,119	19,122	18,904
Held for long-term investment:
Federal Reserve Bank stock	146	146	563	563	864	864
Federal Home Loan Bank stock	26,053	26,053	18,765	18,765	14,148	14,148
Corporate	6,591	6,591	6,085	6,085	6,737	6,737
Other	66	66	65	65	--	--
	32,856	32,856	25,478	25,478	21,749	21,749

Total investment securities	$48,222	$48,440	$39,592	$39,597	$40,871	$40,653

The table below shows the amortized cost, estimated fair value, relative maturities and weighted average yields of investment securities at December 31, 2008 (in $1,000s):

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
Maturity:
Due in one year or less	$4,622	$4,678	0.33%
After one year, through five years	6,093	6,169	6.73%
After five years, through ten years	120	126	0.57%
After ten years	4,531	4,611	4.88%
Securities held for long-term investment,
without stated maturities	32,856	32,856

Total	$48,222	$48,440

Investment securities which do not have stated maturities (corporate, Federal Reserve Bank stock and Federal Home Loan Bank stock)
do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at
December 31, 2008:

United States government agency securities	3 years and	5 months
Mortgage-backed securities	3 years and	2 months
Municipals	2 years and	10 months

[The remainder of this page intentionally left blank]

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

	2008		2007		2006		2005		2004
Loans secured by real estate:
Commercial	$2,115,515	44.68%	$1,917,113	44.43%	$1,602,743	45.94%	$1,352,338	45.21%	$1,187,648	44.10%
Residential (including multi-family)	879,754	18.58%	698,960	16.20%	529,357	15.17%	501,861	16.78%	487,048	18.09%
Construction, land development and
other land	797,486	16.84%	852,595	19.76%	705,255	20.22%	579,132	19.36%	499,166	18.54%
Total loans secured by real estate	3,792,755	80.10%	3,468,668	80.39%	2,837,355	81.33%	2,433,331	81.35%	2,173,862	80.73%
Commercial and other business-purpose
loans	845,593	17.86%	768,473	17.81%	602,294	17.26%	512,018	17.12%	474,781	17.63%
Consumer	61,340	1.29%	48,041	1.11%	39,957	1.15%	37,661	1.26%	32,947	1.22%
Other	35,541	0.75%	29,519	0.69%	9,072	0.26%	8,179	0.27%	11,314	0.42%
Total portfolio loans	$4,735,229	100.00%	$4,314,701	100.00%	$3,488,678	100.00%	$2,991,189	100.00%	$2,692,904	100.00%

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2008 according to scheduled repayments of principal:

			Fixed	Variable
			Rate	Rate	Total
Aggregate maturities of portfolio loan balances which are due
in one year or less:			$810,610	$1,426,829	$2,237,439
After one year but within five years			1,328,295	695,195	2,023,490
After five years			295,205	14,059	309,264
Nonaccrual loans			165,036		165,036
Total			$2,599,146	$2,136,083	$4,735,229

The following summarizes, in general, Capitol's various loan classifications:

Loans secured by real estate
Commercial
Comprised of a broad mix of business use and nonfarm nonresidential properties, including office, retail, warehouse and light industrial uses.
A typical loan size is generally less than $1,000,000 and, at December 31, 2008, approximately 27% of such properties were owner-occupied.

Residential (including multi-family)
Includes single and multi family residential loans held for permanent portfolio and home equity lines of credit.

Construction, land development and other land
Includes loans made to finance land development for new or existing structures, vacant land and agricultural land.

Commercial and other business-purpose loans
Includes a range of loans to sole proprietorships, partnerships, corporations, and other business enterprises and also to individuals for commercial, industrial and professional purposes but not for investment or personal expenditure purposes.

Consumer
Includes a broad range of installment credit products, secured by automobiles, watercraft, etc., with typical consumer credit risks.

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

	2008	2007	2006	2005	2004
Nonperforming loans:
Nonaccrual loans:
Loans secured by real estate:
Commercial	$39,892	$19,016	$8,771	$9,451	$4,713
Residential (including multi-family)	35,675	13,381	6,808	4,826	7,632
Construction, land development and
other land	72,996	29,756	8,583	2,847	2,252
Total loans secured by real estate	148,563	62,153	24,162	17,124	14,597
Commercial and other business-purpose loans	16,283	5,782	5,349	5,279	8,491
Consumer	190	66	215	219	121
Other	--	84	--	--	--
Total nonaccrual loans	165,036	68,085	29,726	22,622	23,209

Past due (> 90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	1,623	113	1,380	739	1,609
Residential (including multi-family)	365	1,116	526	1,891	2,726
Construction, land development and
other land	2,293	2,531	1,116	864	80
Total loans secured by real estate	4,281	3,760	3,022	3,494	4,415
Commercial and other business-purpose loans	747	714	1,375	339	568
Consumer	146	66	151	140	102
Other	--	5	--	137	177
Total past due loans	5,174	4,545	4,548	4,110	5,262

Total nonperforming loans	$170,210	$72,630	$34,274	$26,732	$28,471

Nonperforming loans as a percentage
of total portfolio loans	3.59%	1.68%	0.98%	0.89%	1.06%

Nonperforming loans as a percentage
of total assets	3.01%	1.48%	0.84%	0.77%	0.92%

Allowance for loan losses as a
percentage of nonperforming loans	54.66%	80.03%	132.50%	151.72%	131.97%

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan classifications. At inception, all loans are individually assigned a classification which grades the credits on a risk basis, based on the type and discounted value of collateral, financial strength of the borrower and guarantors and other factors such as nature of the borrower's business climate, local economic conditions and other subjective factors.
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

At December 31, 2008, potential problem loans (which includes nonperforming loans) approximated $551 million or about 12% of total consolidated portfolio loans. Such totals have historically approximated 4% to 5% of loans outstanding and are an important part of management's ongoing and proactive loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels.
During 2008, the amount of potential problem loans increased significantly as management downgraded many credit relationships in response to the impact of the recessionary environment and also as a result of growth in nonpeforming loans. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2008	2007	2006	2005	2004

Other real estate owned at January 1	$16,357	$9,464	$3,733	$3,855	$4,248

Properties acquired in restructure of loans
or in lieu of foreclosure	72,138	17,216	8,870	5,718	4,233

Properties sold	(10,377)	(10,021)	(2,806)	(4,440)	(3,833)

Payments received from tenants, credited
to carrying amount	(2,278)	(162)	-	-	(552)

Other changes, net (principally fair value
adjustments)	(8,669)	(140)	(333)	(1,400)	(241)

Other real estate owned at December 31	$67,171	$16,357	$9,464	$3,733	$3,855

Other real estate owned is valued at estimated fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31
(in $1,000s):

	2008	2007	2006	2005	2004

Allowance for loan losses at January 1	$58,124	$45,414	$40,559	$37,572	$31,404

Allowance for loan losses of acquired
bank subsidiary					724

Loans charged off:
Loans secured by real estate:
Commercial	(9,217)	(3,102)	(2,737)	(1,182)	(827)
Residential (including multi-family)	(8,942)	(3,265)	(1,831)	(2,348)	(1,005)
Construction, land development and
other land	(20,668)	(1,192)	(812)	(346)	(953)
Total loans secured by real estate	(38,827)	(7,559)	(5,380)	(3,876)	(2,785)
Commercial and other business-purpose loans	(11,116)	(6,257)	(2,943)	(4,988)	(5,306)
Consumer	(461)	(403)	(255)	(776)	(277)
Other	(43)	--	(121)	(3)	(20)
Total charge-offs	(50,447)	(14,219)	(8,699)	(9,643)	(8,388)

Recoveries:
Loans secured by real estate:
Commercial	986	70	66	20	111
Residential (including multi-family)	648	226	213	601	99
Construction, land development and
other land	342	20	8	4	--
Total loans secured by real estate	1,976	316	287	625	210
Commercial and other business-purpose loans	798	1,101	896	758	832
Consumer	97	165	215	287	80
Other	--	7	--	--	2
Total recoveries	2,871	1,589	1,398	1,670	1,124
Net charge-offs	(47,576)	(12,630)	(7,301)	(7,973)	(7,264)
Additions to allowance charged to expense	82,492	25,340	12,156	10,960	12,708

Allowance for loan losses at December 31	$93,040	$58,124	$45,414	$40,559	$37,572

Total portfolio loans outstanding at December 31	$4,735,229	$4,314,701	$3,488,678	$2,991,189	$2,692,904
Ratio of allowance for loan losses to
portfolio loans outstanding	1.96%	1.35%	1.30%	1.36%	1.40%

Average total portfolio loans for the year	$4,621,247	$3,840,526	$3,236,538	$2,834,973	$2,492,379
Ratio of net charge-offs to average
portfolio loans outstanding	1.03%	0.33%	0.23%	0.28%	0.29%

See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the allowance for loan losses and description of factors which influence management's judgment in determining the amount of the allowance for loan losses at the balance-sheet date.

[The remainder of this page intentionally left blank]

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E - CONTINUED)
CAPITOL BANCORP LIMITED

The amounts of the allowance for loan losses allocated in the following table (in $1,000s), as of December 31, are based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2008		2007		2006		2005		2004
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans

Loans secured by real estate:
Commercial	$30,007	0.63%	$21,918	0.51%	$17,886	0.51%	$18,337	0.61%	$16,570	0.61%
Residential (including multi-family)	21,645	0.46%	10,235	0.24%	7,234	0.21%	6,805	0.23%	6,796	0.25%
Construction, land development and
other land	17,496	0.37%	11,278	0.26%	8,471	0.24%	7,853	0.26%	6,964	0.26%
Total loans secured by real estate	69,148	1.46%	43,431	1.01%	33,591	0.96%	32,995	1.10%	30,330	1.12%

Commercial and other business-purpose
loans	22,547	0.47%	13,727	0.32%	11,112	0.32%	6,943	0.23%	6,624	0.25%
Consumer	1,032	0.02%	667	0.01%	558	0.02%	510	0.02%	460	0.02%
Other	313	0.01%	299	0.01%	153	0.00%	111	0.01%	158	0.01%

Total allowance for loan losses	$93,040	1.96%	$58,124	1.35%	$45,414	1.30%	$40,559	1.36%	$37,572	1.40%

Total portfolio loans outstanding	$4,735,229		$4,314,701		$3,488,678		$2,991,189		$2,692,904

[The remainder of this page intentionally left blank]

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31:

	2008		2007		2006
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$661,578		$628,345		$614,529
Savings deposits	89,025	1.68%	83,632	2.74%	59,985	1.64%
Time deposits under $100,000	1,029,914	3.57%	569,773	4.92%	429,108	4.19%
Time deposits $100,000 and over	1,199,988	4.17%	1,031,011	5.12%	889,769	4.28%
Other interest-bearing deposits	1,236,841	1.94%	1,227,480	3.34%	1,066,109	2.96%

Total deposits	$4,217,346		$3,540,241		$3,059,500

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2008 (in $1,000s):

Three months or less	$529,821
Over three months to six months	271,356
Over six months to twelve months	403,861
Over 12 months	200,397

Total	$1,405,435

[The remainder of this page intentionally left blank]

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

	Year Ended December 31
	2008	2007	2006

Net income (loss) as a percentage of:
Average stockholders' equity	(7.71)%	5.72%	12.94%
Average total assets	(0.53)%	0.49%	1.12%

Capital ratios:
Average stockholders' equity as a
percentage of average total assets	6.91%	8.61%	8.63%
Average total equity (stockholders' equity and
minority interests in consolidated subsidiaries)
as a percentage of average total assets	9.95%	11.60%	11.52%
Average total capital funds (stockholders'
equity, minority interests in consolidated
subsidiaries and subordinated debentures)
as a percentage of average total assets	12.98%	14.82%	14.18%

Dividend payout ratio (cash dividends per share
as a percentage of net income (loss) per share):
Basic	N/A	77.52%	35.32%
Diluted	N/A	78.74%	36.96%

N/A - Not applicable

[The remainder of this page intentionally left blank]

Item 1A. Risk Factors.

An investment in Capitol's common stock is subject to the risks inherent to Capitol's business.  The material risks and uncertainties that Capitol believes affect it are described below.  The risks and uncertainties described below are not the only ones Capitol faces.  Additional risks and uncertainties that Capitol is not aware of or focused on, or risks currently deemed immaterial, may also impair business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks actually occur, Capitol's financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of Capitol's common stock could decline significantly, and shareholders could lose all or a portion of their investment.

Capitol's Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.

Since December 2007, the United States has been in a recession.  Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are experiencing serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equity securities.  Global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions.  Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties.  Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.  The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.  In 2008, the U.S. government, the Federal Reserve Board and other regulatory agencies took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

Capitol's financial performance generally, and in particular the ability of its banks' borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment in the markets where Capitol operates and in the United States as a whole.  The current recession is characterized by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; falling commercial and residential real estate values; inactive or nonexistent markets for the sale of real estate; or a combination of these or other factors.

Overall, during 2008, the business environment was adverse for many households and businesses in the United States and worldwide.  The business environment outside of Michigan and in some other markets in which Capitol operates has been less adverse than in the United States generally but continues to deteriorate.  It is expected that the business environment in the United States and worldwide will continue to deteriorate for the foreseeable future.  There

Item 1A. Risk Factors – continued.

can be no assurance that these conditions will improve in the near term.  Such conditions have and could continue to adversely affect the credit quality of Capitol's loans, results of operations and financial condition.

Young Banks Are Likely to Incur Significant Operating Losses That Could Negatively Affect the Availability of Earnings to Support Future Growth.

Many of Capitol's bank subsidiaries are less than three years old.  Capitol engaged in significant new bank development activity in recent periods.  Young banks are expected to incur operating losses in their early periods of operation because of an inability to generate sufficient net interest income to cover operating costs and may never become profitable.  Those operating losses can be significant and can occur for longer periods than planned depending upon the ability to control operating expenses and generate net interest income, which could affect the availability of earnings retained to support future growth.

If Capitol is Unable to Manage its Growth, its Ability to Provide Quality Services to Customers Could Be Impaired and Cause its Customer and Employee Relations to Suffer.

Capitol has rapidly and significantly expanded its operations in recent periods.  Capitol's rapid growth has placed significant demands on its management and other resources.  To manage its growth, Capitol will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for:

•	transaction processing;
•	operational and financial management; and
•	training, integrating and managing Capitol's growing employee base.

Capitol's Banks' Small Size May Make it Difficult to Compete With Larger Institutions Because Capitol is Not Able to Compete in the Offering of Significantly Larger Loans.

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

Item 1A. Risk Factors – continued.

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

Capitol believes that its consolidated allowance for loan losses is maintained at a level adequate to absorb inherent losses in the loan portfolios at the balance-sheet date.  Management's estimates are used to determine the allowance and are based on historical loss experience, specific problem loans, value of underlying collateral and other relevant factors.  These estimates are subjective and their accuracy depends on the outcome of future events.  Actual future losses may differ from current estimates.  Depending on changes in economic, operating and other conditions, including changes in interest rates that are generally beyond Capitol's control, actual loan losses could increase significantly.  As a result, such losses could exceed current allowance estimates.  No assurance can be provided that the allowance will be sufficient to cover actual future loan losses should such losses be realized.

Loan loss experience, which is helpful in estimating the requirements for the allowance for loan losses at any given balance-sheet date, has been minimal at many of Capitol's banks.  Because many of Capitol's banks are young, they do not have seasoned loan portfolios and it is likely that the ratio of the allowance for loan losses to total loans may need to be increased in future periods as the loan portfolios become more mature and loss experience evolves. If it becomes necessary to increase the ratio of the allowance for loan losses to total loans, such increases would be accomplished through higher provisions for loan losses, which may adversely impact net income or increase operating losses and could result in net losses on a consolidated basis.

The domestic economy is in a severe recession and Capitol's levels of nonperforming loans have increased significantly.  Capitol's loan losses increased significantly in 2008.  It is anticipated that levels of nonperforming loans and related loan losses will continue to increase as economic conditions, locally and nationally, evolve.

Item 1A. Risk Factors – continued.

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

Loan Origination Activities, for Both Commercial and Residential Mortgages, Involve Collateral Valuation Risks and the Risk of the Subsequent Identification of Origination Fraud or Other Losses Which Could Exceed Capitol's Allowance for Loan Losses.

Capitol's banks use an enterprise-wide loan policy which provides for conservative loan-to-value guidelines when loans are originated.  In today's difficult real estate economy in many parts of the country, falling property values and significant foreclosure activity of both residential and commercial real estate property are resulting in significant loan losses at many financial institutions, including Capitol.  Further, although most residential mortgage loans originated by Capitol's banks have been sold away to investors, if it is subsequently determined that such loans were originated with any element of alleged fraud, such as exaggerated borrower income or assets, for example, the originating institution may be liable for any losses with such loans and may have to buy back those loans.  The potential for additional loan losses from valuation issues or fraud is unknown.  Fraud risks are particularly difficult to identify and quantify, especially when the duration of the risk is the same as the term of the loan, often as long as 30 years or more.  Occurrences of fraud are often more prevalent during an economic downturn or recession.  Potential losses from valuation issues or occurrences of fraud could significantly exceed Capitol's allowance for loan losses, adversely affecting Capitol's profitability.

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

A significant portion of Capitol's affiliate banks' loan portfolio are secured by real property.  During the ordinary course of business, Capitol's affiliate banks may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, Capitol's affiliate banks may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require Capitol's affiliate banks to incur substantial expenses and may materially reduce the affected property's value or limit Capitol's affiliate banks' ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Capitol's affiliate banks' exposure to environmental liability.  Although Capitol's affiliate banks have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.

Capitol's Commercial Loan Concentration to Small Businesses and Collateralized by Commercial Real Estate Increases the Risk of Defaults by Borrowers and Substantial Credit Losses Could Result, Causing Shareholders to Lose Their Investment in Capitol's Common Stock.

Capitol's banks make various types of loans, including commercial, consumer, residential mortgage and construction loans.  Capitol's strategy emphasizes lending to small businesses and other commercial enterprises.  Capitol typically uses commercial real estate as a source of collateral for many of its loans.  Recently, regulatory agencies have expressed concern with banks having large concentrations in commercial real estate due to the recent downturn in the real estate market in certain areas of the country, leading to increased risk of credit loss and extended periods of sale.  Loans to small and medium-sized businesses are generally riskier than single-family mortgage loans.  Typically, the success of a small or medium-sized business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business.  In addition, small and medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower's ability to repay a loan.  During 2008, due to borrower performance difficulties and adverse real estate market conditions, levels of nonperforming loans, foreclosures and loan losses increased significantly at Capitol, resulting from the current severe recessionary environment.  Substantial further credit losses could result, causing shareholders to lose their entire investment in Capitol's common stock.

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

Recently, the FRBOMC has decreased interest rates to an unprecedented level to near zero.  Future stability of interest rates and FRBOMC policy, which impact such rates, are uncertain.

Item 1A. Risk Factors – continued.

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

Capitol Relies on Dividends from its Wholly-Owned Subsidiaries.

Capitol is a separate and distinct legal entity from its wholly-owned subsidiaries.  It receives dividends from its subsidiaries to help pay interest and principal on its debt obligations.  Capitol does not own, directly or indirectly, all of the equity of all of its subsidiaries.  Capitol currently does not rely on dividends from partially-owned subsidiaries.  To the extent any partially owned subsidiaries do pay dividends or make distributions, the other holders of equity will participate pro rata with Capitol.  Various federal and state laws and regulations limit the amount of dividends that the banks and certain nonbank subsidiaries may pay to the holding company.  In the event the banks are unable to pay sufficient dividends to Capitol, it may not be able to service its debt obligations or pay its other obligations.  The inability to receive dividends from its subsidiaries could have a material adverse effect on Capitol's business, financial condition and results of operations.

Capitol May Participate in the U.S. Treasury's Capital Purchase Program Which May Be Dilutive to Capitol's Common Stock.

The Emergency Economic Stabilization Act of 2008 (EESA) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions was signed into law on October 3, 2008.  On October 14, 2008, the U.S. Department of Treasury (U.S. Treasury) announced the Troubled Asset Relief Program's Capital Purchase Program (TARP).  This program made $250 billion of capital available to U.S. financial institutions from the initial $350 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury under the following general terms:

•	the preferred stock issued to the U.S. Treasury would pay 5% dividends for the first five years, and then 9% dividends thereafter;
•
in connection with the purchase of preferred stock, the U.S. Treasury will receive warrants entitling the U.S. Treasury to buy the participating institution's common stock equivalent in value to 15% of the preferred stock;

•	the preferred stock may not be redeemed for a period of three years, except with proceeds from high-quality private capital;
•
the consent of the U.S. Treasury will be required to increase common dividends per share or any share repurchases, with limited exceptions, during the first three years, unless the preferred stock has been redeemed or transferred to third parties; and

•
participating companies must adopt the U.S Treasury's standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP.

On October 22, 2008, Capitol submitted an application to sell up to $142 million in preferred stock to the U.S. Treasury.  If Capitol's application is approved and its board of directors determines to move forward with participation in the program, it would, as previously stated, generally be prohibited from increasing the dividend paid on the shares of its common stock or repurchasing any shares of its common stock, for three years after the preferred stock is sold, unless Capitol obtains the U.S. Treasury's prior consent.  Accordingly, there can be no assurance that Capitol will increase, or even pay, dividends on the shares of its common stock.

Item 1A. Risk Factors – continued.

In addition, participation on the terms set forth in CPP would require Capitol to issue a 10-year warrant permitting the U.S. Treasury to purchase up to 4.5 million in shares of Capitol's common stock, which would be immediately exercisable.  The proceeds from these transactions would be allocated on a relative fair value basis between the preferred stock and the warrant purchased by the U.S. Treasury.  The preferred stock and the warrant would both be classified in stockholders' equity in Capitol's consolidated balance sheet.  The issuance of the preferred stock and the warrant issued by the U. S. Treasury, including preferred-stock dividends, would result in a reduction of basic and diluted earnings per common share.

On February 25, 2009, the U.S. Treasury announced its new Capital Assistance Program (CAP) under which U.S. banking organizations may apply for a U.S. Treasury investment in mandatorily convertible preferred stock in an amount of up to 1% or 2% of risk-weighted assets.  The purpose of the CAP is to provide eligible banking organizations with capital in the form of a preferred security which is convertible into common equity.  Participating banking organizations would also issue warrants to the U.S. Treasury.  Eligibility will be consistent with the criteria and deliberative process established under the TARP/CPP.  The CAP is open immediately and the application deadline for participation is in May 2009.  Capitol has not yet determined whether it will submit a CAP application.

Capitol's participation in the CPP or CAP would have a dilutive effect on Capitol's common stock.

There is no assurance Capitol will be approved to participate in the TARP or, if approved, whether it will choose to participate.

Capitol has Trust-Preferred Securities Outstanding Which May Prohibit Future Cash Dividends on Capitol's Common Stock or Otherwise Adversely Affect Regulatory Capital Compliance.

Capitol also has several series of trust-preferred securities outstanding, with a liquidation amount totaling about $170.8 million, which are treated as capital for regulatory ratio compliance purposes.  Although these securities are viewed as capital for regulatory purposes, they are debt securities which have numerous covenants and other provisions which, in the event of noncompliance, could have an adverse effect on Capitol and/or the value of the trust-preferred securities.  For example, these securities permit Capitol to defer the periodic payment of interest of up to twenty consecutive quarters; however, if such payments are deferred, Capitol is prohibited from paying cash dividends on its common stock during deferral periods and until accumulated deferred interest is paid.  Future payment of interest on the trust-preferred securities is dependent upon Capitol's bank subsidiaries' earnings and dividends, which may be inadequate to service the obligations.  Capitol's board of directors could elect to defer or regulatory agencies could require Capitol to defer the payment of interest as is permitted under the terms of the trust-preferred securities.  Continued classification of these securities as elements of capital for regulatory purposes is subject to future changes in regulatory rules and regulations and the actions of regulatory agencies, all of which is beyond the control or influence of Capitol.

Capitol's Banks Have Restricted Investments in Federal Home Loan Banks Which May Be Subject to Future Impairment.

As of December 31, 2008, Capitol's banks had investments in several Federal Home Loan Banks approximating $26.1 million.  Such investments are restricted securities which may be redeemed only by the issuer.  Future redemption of the securities is subject to the issuer's liquidity and capital adequacy which are, in part, dependent upon valuation of the issuer's significant mortgage-backed securities portfolios.

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

Item 1A. Risk Factors – continued.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The names and locations of Capitol's banks are listed on Pages F-42 – F-43, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," which is incorporated herein by reference.

Most of the banks' locations are leased and operate from a single location. Most of Capitol's banks' facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking.  Ann Arbor Commerce Bank, Capitol's largest bank, occupies the largest leased facility, approximately 18,000 square feet.

Community Bank of Rowan, Elkhart Community Bank, First Carolina State Bank, Goshen Community Bank, Grand Haven Bank, Muskegon Commerce Bank, Paragon Bank & Trust, Peoples State Bank and Portage Commerce Bank own their stand-alone bank primary offices.

Some of Capitol's banks have drive-up customer service capability.  Capitol's banks are typically located in or near high traffic centers of commerce in their respective communities.  Customer service is enhanced through Internet banking, remote deposit and utilization of ATMs to process some customer-initiated transactions, and some of the banks also make available a courier service to pick up transactions at customers' locations.

Capitol's Lansing, Michigan executive offices are located within the same building as Capitol National Bank.  Those offices include administrative, operations, legal, accounting, human resources, credit administration, risk management and executive staff.

Item 2. Properties – continued.

Data processing centers are located in both Lansing, Michigan and Tempe, Arizona.

Capitol's Phoenix, Arizona executive offices are located within the same building as Camelback Community Bank.  Those offices include administrative, operations, credit administration, risk management and executive staff.

Certain office locations are leased from related parties.  Rent expense, including rent expense under leases with related parties, is incorporated by reference from Page F-56, Financial Information Section of Annual Report, under the caption "Note F—Premises and Equipment."

Capitol's subsidiary bank, Brighton Commerce Bank, leases its primary banking facility from Tri-O Development.  Three of David O'Leary's adult children are members of the leasing entity.  Rent paid by Brighton Commerce Bank to the leasing entity amounted to $269,695 in 2008.  Capitol's subsidiary bank, Ann Arbor Commerce Bank, leases its primary banking facility from South State Commerce Center L.L.C. of which Lyle W. Miller's Trust owns a 10% membership interest, H. Nicholas Genova's IRA owns a 10% membership interest and Kathleen A. Gaskin owns a 5% membership interest.  Rent paid by Ann Arbor Commerce Bank amounted to $488,655 in 2008, and maintenance fees amounted to $171,389.  Capitol and its subsidiary bank, Capitol National Bank, paid rent of $831,497 in 2008 for their principal offices at Capitol Bancorp Center, 200 N. Washington Square, Lansing, Michigan and the adjacent Phoenix Building to Business & Trade Center Limited, a Michigan limited partnership, of which Joseph D. Reid and Lewis D. Johns are partners.  Additionally, the cost of significant leasehold improvements and routine maintenance made in 2008 was $318,834.  The lease rates represent what Capitol believes to be fair market value in the respective markets.  All leasing arrangements which involve insiders have been approved by Capitol's Ethics Committee and reported to bank regulatory agencies prior to their commencement.

Management believes Capitol's and its banks' offices to be in good and adequate condition and adequately covered by insurance.

Item 3. Legal Proceedings.

As of December 31, 2008, there were no material pending legal proceedings to which Capitol or its subsidiaries was a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

[The remainder of this page intentionally left blank]

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2008, security holders were asked to amend Capitol's Articles of Incorporation to authorize Capitol to issue up to 20,000,000 shares of preferred stock.

The Special Meeting of Shareholders of Capitol was held on December 10, 2008 for the consideration of the following items, each of which was approved by the number of votes set forth below:

					Votes	Votes
					For	Against

1.	To act on a proposed amendment to Capitol's Articles of Incorporation to authorize issuance of up to 20,000,000 shares of preferred stock.				8,940,856	2,801,397
	Abstentions :	31,724	Broker Non-Votes:	None reported

					Votes	Votes
					For	Against

2.	To grant management the authority to adjourn, postpone or continue the special meeting.				8,960,750	2,783,175
	Abstentions :	30,053	Broker Non-Votes:	None reported

[The remainder of this page intentionally left blank]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.          Market Information:
Incorporated by reference from Pages F-3 – F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock," Pages F-59 – F-61 under the caption "Note J—Restricted Common Stock and Stock Options" and Pages F-5 – F-6, under the caption "Shareholder Information."

B.           Holders:
Incorporated by reference from the second paragraph on Page F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

C.           Dividends:
Incorporated by reference from the first paragraph on Page F-4, Financial Information Section of Annual Report under the caption "Information Regarding Capitol's Common Stock."  Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations" and subcaption "Cash dividends paid per share" and Pages F-69 – F-70, Financial Information Section of Annual Report, under the caption "Note P—Dividend Limitations of Subsidiaries and Other Capital Requirements."

D.           Securities Authorized for Issuance Under Equity Compensation Plan:

Summary of Equity Compensation Plans as of December 31, 2008

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders*	1,947,590	$29.87	44,988
Equity compensation plans not approved by security holders(1)	44,830	20.95	--
Equity compensation plans resulting from share exchanges	381,739	21.04	--

Total	2,374,159	$28.28	44,988

(1)	Stock options issued pursuant to employment agreements with various officers of Capitol and its subsidiaries.
*
Does not include shares that may be issued if Capitol elects to pay awards made under the Capitol Bancorp Ltd. Management Incentive Plan in the form of shares of Capitol's common stock.  Also does not include shares that were approved to be issued under the 2007 Incentive Plan, which includes a provision increasing the shares available for the plan in an amount equal to 2% of the outstanding shares of common stock as of December 31 of each year.

E.	Performance Graph. Incorporated by reference from Page F-3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

F.           There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2008.

G.
42,833 shares of Capitol's common stock subject to a restricted stock award made to Joseph D. Reid, Capitol's Chairman and CEO, pursuant to the terms of the Capitol Bancorp Limited Management Incentive Plan vested on January 1, 2008, resulting from the satisfaction of certain performance targets.  The shares were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2008, 2007, 2006, 2005 and 2004."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from Pages F-7 – F-33, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations" and Page F-6, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from Pages F-26 – F-31, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Page F-6, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

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

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations."

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

Capitol maintains disclosure controls and procedures designed to ensure that the information Capitol must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  Capitol's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated Capitol's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report (Evaluation Date).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Capitol's disclosure controls and procedures are effective.

Item 9A.  Controls and Procedures – continued.

Management's Annual Report on Internal Control Over Financial Reporting:

Incorporated by reference from Page F-34, Financial Information Section of Annual Report.

Attestation Report of Independent Registered Public Accounting Firm:

Incorporated by reference from Pages F-35 – F-36, Financial Information Section of Annual Report.

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

None.

[The remainder of this page intentionally left blank]

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "PROPOSAL ONE:  ELECTION OF DIRECTORS," "INFORMATION REGARDING CAPITOL'S DIRECTORS NOT CURRENTLY UP FOR ELECTION," "ROLE OF THE BOARD OF DIRECTORS," "CORPORATE GOVERNANCE," "COMMITTEE STRUCTURE," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "EXECUTIVE OFFICERS."

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "COMPENSATION DISCUSSION & ANALYSIS," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION," "EMPLOYMENT AGREEMENTS," "GRANTS OF PLAN-BASED AWARDS," "2008 AND 2009 EQUITY GRANTS," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008," "OPTION EXERCISES AND STOCK VESTED 2008," "PENSION BENEFITS 2008," "EXECUTIVE SUPPLEMENTAL INCOME PLAN," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION," "NON-EMPLOYEE DIRECTOR COMPENSATION IN 2008," "POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL" and "EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions "STOCK OWNERSHIP" and "EQUITY COMPENSATION PLAN INFORMATION."

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," "CORPORATE GOVERNANCE," "ROLE OF THE BOARD OF DIRECTORS," "INDEPENDENCE OF DIRECTORS," "INDEPENDENT DIRECTORS," "NON-INDEPENDENT DIRECTORS" and "COMMITTEE STRUCTURE."

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption "RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM."

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2.  Financial Statements/Schedules:

The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-34 – F-72 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2008, are incorporated by reference in Item 8:

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets--December 31, 2008 and 2007.

Consolidated statements of operations--Years ended December 31, 2008, 2007 and 2006.

Consolidated statements of changes in stockholders' equity--Years ended December 31, 2008, 2007 and 2006.

Consolidated statements of cash flows--Years ended December 31, 2008, 2007 and 2006.

Notes to consolidated financial statements.

All financial statements have been incorporated by reference from the Annual Report.  No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

(b) Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 40-42) which immediately precedes such exhibits and is incorporated herein by reference.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 12, 2009, in the capacities indicated below.

/s/ Joseph D. Reid Joseph D. Reid, Chairman, Chief Executive Officer and Director	/s/ Michael F. Hannley Michael F. Hannley, Director
/s/ David O'Leary David O'Leary, Secretary and Director	/s/ Richard A. Henderson Richard A. Henderson, Director
/s/ Paul R. Ballard Paul R. Ballard, Director	________________________________ Lewis D. Johns, Director
/s/ David L. Becker David L. Becker, Director	/s/ Michael L. Kasten Michael L. Kasten, Vice Chairman and Director
/s/ Michael J. Devine Michael J. Devine, Director	/s/ John S. Lewis John S. Lewis, President of Bank Performance and Director
/s/ James C. Epolito James C. Epolito, Director	/s/ Steven L. Maas Steven L. Maas, Director
/s/ Gary A. Falkenberg Gary A. Falkenberg, Director	/s/ Lyle W. Miller Lyle W. Miller, Vice Chairman and Director
_______________________________ Joel I. Ferguson, Director	/s/ Myrl D. Nofziger Myrl D. Nofziger, Director
/s/ Kathleen A. Gaskin Kathleen A. Gaskin, Director	/s/ Cristin K. Reid Cristin K. Reid, Corporate President and Director
/s/ H. Nicholas Genova H. Nicholas Genova, Director	/s/ Ronald K. Sable Ronald K. Sable, Director

EXHIBIT INDEX

Exhibit No.		Description	Page Number or Incorporated by Reference from:

3		Articles of Incorporation (as amended) and Bylaws (as amended)	(1) (22) (24) (28)
4		Instruments Defining the Rights of Security Holders
	(a)	Common Stock Certificate	(1)
	(b)	Indenture dated December 18, 1997	(11)
	(c)	Subordinated Debenture	(11)
	(d)	Amended and Restated Trust Agreement dated December 18, 1997	(11)
	(e)	Preferred Security Certificate dated December 18, 1997	(11)
	(f)	Preferred Securities Guarantee Agreement of Capitol Trust I dated December 18, 1997	(11)
	(g)	Agreement as to Expenses and Liabilities of Capitol Trust I	(11)
	(h)	Capitol Bancorp Ltd. 2000 Incentive Stock Plan	(18)
	(i)	Form of Indenture for Junior Subordinated Debt Securities relating to Capitol Trust XII	(27)
	(j)	Form of Amended and Restated Trust Agreement for Capitol Trust XII	(27)
	(k)	Form of Preferred Securities Guarantee Agreement for Capitol Trust XII	(27)
	(l)	Form of Warrant to Purchase Common Stock	(29)
10		Material Contracts:
		Capitol Bancorp Limited 2003 Stock Plan*	(20) (22)
		Form of Stock Option Agreement for Awards pursuant to Capitol Bancorp Limited 2003 Stock Plan*	(20)
	(a)	Amended and Restated Employment Agreement of Joseph D. Reid (dated March 17, 2003 and amendment dated April 17, 2003)*	(19)
	(b)	Profit Sharing/401(k) Plan (as amended and restated April 1, 1995)*	(10)
	(b1)	First and Second Amendments to Profit Sharing/401(k) Plan*	(12)
	(b2)	Third, Fourth and Fifth Amendments to Profit Sharing/401(k) Plan*	(14)
	(b3)	Sixth, Seventh, Eighth and Ninth Amendments to Profit Sharing/401(k) Plan*	(15)
	(b4)	Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth and Fifteenth Amendments to Profit Sharing/401(k) Plan*	(17)
	(b5)	Sixteenth and Seventeenth Amendments to Profit Sharing/401(k) Plan*	(18)
	(b6)	Eighteenth, Nineteenth and Twentieth Amendments to Profit Sharing/401(k) Plan*	(21)
	(b7)	Twenty-First, Twenty-Second, Twenty-Third, Twenty-Fourth, Twenty-Fifth and Twenty-Sixth Amendments to Profit Sharing/401(k) Plan*	(23)
	(b8)	Twenty-Seventh, Twenty-Eighth, Twenty-Ninth, Thirtieth, Thirty- First, Thirty-Second, Thirty-Third, Thirty-Fourth, Thirty-Fifth, Thirty-Sixth, Thirty-Seventh, Thirty-Eighth, Thirty-Ninth, Fortieth, Forty-First and Forty-Second Amendments to Profit Sharing/401(k) Plan*	(25)

Exhibit No.		Description	Page Number or Incorporated by Reference from:

10		Material Contracts—continued:
	(b9)
Forty-Third, Forty-Fourth, Forty-Fifth, Forty-Sixth, Forty-Seventh,
Forty-Eighth, Forty-Ninth, Fiftieth, Fifty-First, Fifty-Second, Fifty-
Third, Fifty-Fourth and Fifty-Fifth Amendments to Profit
Sharing/401(k) Plan*
			(26)
	(b10)	Fifty-Sixth, Fifty-Seventh, Fifty-Eighth, Fifty-Ninth, Sixtieth, Sixty-First and Sixty-Second Amendments to Profit Sharing/401(k) Plan*
	(c)	Lease Agreement with Business & Trade Center, Ltd.	(9)
	(d)	Capitol Bancorp Ltd Employee Stock Ownership Plan (as amended and restated January 1, 2008) and Amendment No. 1 thereto*	(26)
	(d1)	Second Amendment to Capitol Bancorp Ltd Employee Stock Ownership Plan*
	(e)	Employment Agreements with John C. Smythe and Charles J. McDonald*	(2)
	(f)	Executive Supplemental Income Agreements with Paul R. Ballard, Richard G. Dorner, James R. Kaye, Scott G. Kling, David K. Powers, John C. Smythe and Charles J. McDonald*	(10)
	(g)	Consolidation Agreement between the Corporation and Portage Commerce Bank	(4)
	(h)	Employment Agreement with Richard G. Dorner*	(4)
	(i)	Employment Agreement with David K. Powers*	(5)
	(j)	Definitive Exchange Agreement and Closing Memorandum between Capitol and United Savings Bank, FSB	(6)
	(k)	Employment Agreement with James R. Kaye*	(7)
	(l)	Definitive Exchange Agreement between the Registrant and Financial Center Corporation	(8)
	(m)	Capitol Bancorp Ltd. Management Incentive Plan*	(22)
	(n)	Employment Agreement by and between Sun Community Bancorp Limited and John S. Lewis. (Exhibit 10.7 of Sun Community Bancorp Limited)*	(13)
	(o)	Anti-dilution Agreement by and between Sun Community Bancorp Limited and Capitol Bancorp Ltd. (Exhibit 10.10 of Sun Community Bancorp Limited)	(13)
	(p)	Plan of Share Exchange dated November 16, 2001 between and among Capitol Bancorp Ltd. and Sun Community Bancorp Limited	(16)
	(q)	Restricted Stock Agreement between Capitol Bancorp Ltd. and Joseph D. Reid*	(23)
	(r)	Form of Employment Agreement with Cristin K. Reid and Bruce Thomas (and, effective March 2008, Lee W. Hendrickson and John S. Lewis)*	(23)
	(s)	Second Amendment to Employment Agreement with Joseph D. Reid (dated March 14, 2007)*
13		Annual Report to Security Holders A. Marketing Section of 2008 Annual Report B. Financial Information Section of 2008 Annual Report

Exhibit No.	Description	Page Number or Incorporated by Reference from:

21	Subsidiaries of the Registrant
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

Key:
(1)	Form S-18, Reg. No. 33-24728C, filed September 15, 1988.
(2)	Form S-1, Reg. No. 33-30492, filed August 14, 1989.
(3)	Form S-1, Reg. No. 33-31323, filed September 29, 1989.
(4)
Originally filed as exhibit to Form 10-K for year ended December 31, 1990, filed March 6, 1991; refiled as exhibit to Form 10-KSB for year ended December 31, 1995, filed March 14, 1996, due to time limit for incorporation by reference pursuant to Regulation SB Item 10(f).

(5)	Form 10-K for year ended December 31, 1991, filed February 28, 1992.
(6)	Form 8-K dated July 15, 1992, as amended under Form 8-K on September 14, 1992.
(7)	Form 10-KSB for year ended December 31, 1992, filed February 25, 1993.
(8)	Form S-4, Reg. No. 33-73474, filed December 27, 1993.
(9)	Form 10-KSB for year ended December 31, 1993, filed March 14, 1994.
(10)	Form 10-KSB for the year ended December 31, 1995, filed March 14, 1996.
(11)	Post Effective Amendment No.1 to Form S-3, Reg. No. 333-41215 and 333-41215-01 filed February 9, 1998.
(12)	Form 10-K for year ended December 31, 1998, filed March 17, 1999.
(13)	Amendment No. 2 to the Registration Statement on Form S-1 of Sun Community Bancorp Limited (Registration No. 333-76719) dated June 15, 1999.
(14)	Form 10-K for year ended December 31, 1999, filed March 27, 2000.
(15)	Form 10-K for year ended December 31, 2000, filed March 23, 2001.
(16)	Amendment No. 4 to the Registration Statement on Form S-4 Reg. No. 333-73624 filed February 12, 2002.
(17)	Form 10-K for year ended December 31, 2001, filed March 15, 2002.
(18)	Form 10-K for year ended December 31, 2002, filed March 28, 2003.
(19)	Form 10-Q for the period ended March 31, 2003, filed May 14, 2003.
(20)	Form 10-Q for the period ended September 30, 2004, filed October 29, 2004.
(21)	Form 10-K for the year ended December 31, 2004, filed March 16, 2005.
(22)	Form 10-Q for the period ended June 30, 2005, filed July 29, 2005.
(23)	Form 10-K for the year ended December 31, 2005, filed March 16, 2006.
(24)	Exhibit 99.1 to Form 8-K filed on February 7, 2007.
(25)	Form 10-K for the year ended December 31, 2006, filed March 16, 2007.
(26)	Form 10-K for the year ended December 31, 2007, filed March 10, 2008.
(27)	Exhibits 4.1, 4.2 and 4.3 to Form 8-K, filed July 9, 2008.
(28)	Exhibit 3.1 to Form 8-K, filed December 10, 2008.
(29)	Exhibit 4(b) to Form 8-K, filed February 27, 2009.
*	A management contract or compensatory plan required to be filed with this report.