Form 10-Q
period 2009-03-31
CAPITOL BANCORP LTD
filed 2009-04-30
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2009
Common Stock, No par value	17,289,974 shares

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☒

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

INDEX

PART I.                      FINANCIAL INFORMATION

Forward-Looking Statements
Certain of the statements contained in this document, including Capitol's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results
of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) availability of funds under the U.S. Treasury's Capital Purchase Program, (xii) changes in management, and (xiii) other risks detailed in Capitol's other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors.  Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements.  Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$116,212	$136,499
Money market and interest-bearing deposits	601,650	391,836
Federal funds sold	43,413	96,031
Cash and cash equivalents	761,275	624,366
Loans held for sale	24,979	10,474
Investment securities -- Note C:
Available for sale, carried at market value	16,093	15,584
Held for long-term investment, carried at
amortized cost which approximates fair value	32,754	32,856
Total investment securities	48,847	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,148,650	2,115,515
Residential (including multi-family)	912,692	879,754
Construction, land development and other land	729,316	797,486
Total loans secured by real estate	3,790,658	3,792,755
Commercial and other business-purpose loans	815,138	845,593
Consumer	56,810	61,340
Other	32,711	35,541
Total portfolio loans	4,695,317	4,735,229
Less allowance for loan losses	(99,629)	(93,040)
Net portfolio loans	4,595,688	4,642,189
Premises and equipment	56,975	59,249
Accrued interest income	18,346	18,871
Goodwill	72,270	72,342
Other real estate owned	86,837	67,171
Other assets	117,391	111,734

TOTAL ASSETS	$5,782,608	$5,654,836

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$689,815	$700,786
Interest-bearing	4,016,747	3,796,826
Total deposits	4,706,562	4,497,612
Debt obligations:
Notes payable and short-term borrowings	392,420	446,925
Subordinated debentures -- Note G	167,330	167,293
Total debt obligations	559,750	614,218
Accrued interest on deposits and other liabilities	26,684	29,938
Total liabilities	5,292,996	5,141,768

EQUITY:
Capitol Bancorp Limited stockholders' equity:
Preferred stock, 20,000,000 shares authorized;
none issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2009 - 17,290,623 shares
2008 - 17,293,908 shares	274,178	274,018
Retained earnings	63,746	80,255
Undistributed common stock held by employee-benefit trust	(569)	(569)
Fair value adjustment (net of tax effect) for investment
securities available for sale (accumulated other
comprehensive income)	136	144
Total Capitol Bancorp Limited stockholders' equity	337,491	353,848
Noncontrolling interests	152,121	159,220
Total equity	489,612	513,068

TOTAL LIABILITIES AND EQUITY	$5,782,608	$5,654,836

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except per share data)

	2009	2008
Interest income:
Portfolio loans (including fees)	$68,076	$77,331
Loans held for sale	217	300
Taxable investment securities	152	133
Federal funds sold	35	1,213
Other	236	526
Total interest income	68,716	79,503
Interest expense:
Deposits	24,872	30,688
Debt obligations and other	6,387	6,880
Total interest expense	31,259	37,568
Net interest income	37,457	41,935
Provision for loan losses	28,172	8,958
Net interest income after provision for loan losses	9,285	32,977
Noninterest income:
Service charges on deposit accounts	1,502	1,333
Trust and wealth-management revenue	1,388	1,645
Fees from origination of non-portfolio residential mortgage loans	902	921
Gain on sales of government-guaranteed loans	240	580
Realized gains on sale of investment securities available for sale	1	43
Other	924	2,043
Total noninterest income	4,957	6,565
Noninterest expense:
Salaries and employee benefits	29,053	25,548
Occupancy	4,891	4,404
Equipment rent, depreciation and maintenance	3,433	2,866
Costs associated with foreclosed properties and other real
estate owned	2,407	911
FDIC insurance premiums and other regulatory fees	2,114	937
Other	8,097	10,139
Total noninterest expense	49,995	44,805
Loss before income taxes	(35,753)	(5,263)
Income taxes benefit	(12,848)	(1,995)
NET LOSS	(22,905)	(3,268)
Less net losses attributable to noncontrolling interests	7,233	5,459

NET INCOME (LOSS) ATTRIBUTABLE TO
CAPITOL BANCORP LIMITED	$(15,672)	$2,191

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note F:
Basic	$(0.91)	$0.13

Diluted	$(0.91)	$0.13

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except share and per share data)

	Capitol Bancorp Limited Stockholders' Equity
			Undistributed	Accumulated	Total Capitol
			Common Stock	Other	Bancorp Limited
	Common	Retained	Held by Employee-	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Earnings	Benefit Trust	Income	Equity	Interests	Equity

Three Months Ended March 31, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145	$156,198	$545,343

Noncontrolling investment in formation of subsidiaries						13,786	13,786

Issuance of 3,174 shares of common stock upon exercise
of stock options	54				54		54

Surrender of 13,489 shares of common stock to facilitate
vesting of restricted stock	(271)				(271)		(271)

Issuance of 12,812 unvested shares of restricted common
stock, net of related unearned employee compensation
and 2,000 forfeited shares	--				--		--

Recognition of compensation expense relating to restricted
common stock and stock options	589				589		589

Tax benefit from share-based payments	(4)				(4)		(4)

Transfer of 205 shares to employee stock ownership plan	(2)		6		4		4

Cash dividends paid ($0.25 per share)		(4,330)			(4,330)		(4,330)

Components of comprehensive loss:
Net income (loss)		2,191			2,191	(5,459)	(3,268)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				55	55		55
Comprehensive loss							(3,213)

BALANCES AT MARCH 31, 2008	$272,574	$115,381	$(580)	$58	$387,433	$164,525	$551,958

Three Months Ended March 31, 2009

Balances at January 1, 2009	$274,018	$80,255	$(569)	$144	$353,848	$159,220	$513,068

Sale of subsidiary shares to noncontrolling interests		27			27	134	161

Surrender of 3,285 shares of common stock to facilitate
vesting of restricted stock	(19)				(19)		(19)

Recognition of compensation expense relating to restricted
common stock and stock options	283				283		283

Tax benefit from share-based payments	(104)				(104)		(104)

Cash dividends paid ($0.05 per share)		(864)			(864)		(864)

Components of comprehensive loss:
Net loss		(15,672)			(15,672)	(7,233)	(22,905)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(8)	(8)		(8)
Comprehensive loss							(22,913)

BALANCES AT MARCH 31, 2009	$274,178	$63,746	$(569)	$136	$337,491	$152,121	$489,612

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(in thousands)

	2009	2008

OPERATING ACTIVITIES
Net loss	$(22,905)	$(3,268)
Adjustments to reconcile net loss to net cash used
by operating activities:
Provision for loan losses	28,172	8,958
Depreciation of premises and equipment	2,965	2,450
Amortization of intangibles	122	113
Net amortization (accretion) of investment security
premiums (discounts)	(20)	10
Loss on sale of premises and equipment	16	4
Gain on sales of government-guaranteed loans	(240)	(580)
Realized gains on sales of investment securities available
for sale	(1)	(43)
Loss on sale of other real estate owned	500	5
Write-downs of other real estate owned	1,928	714
Amortization of issuance costs of subordinated debentures	37	23
Share-based compensation expense	283	589
Originations and purchases of loans held for sale	(79,757)	(51,216)
Proceeds from sales of loans held for sale	65,252	50,414
Increase in accrued interest income and other assets	(4,635)	(7,764)
Decrease in accrued interest expense on deposits and
other liabilities	(3,254)	(1,387)

NET CASH USED BY OPERATING ACTIVITIES	(11,537)	(978)

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale		883
Proceeds from calls, prepayments and maturities of investment
securities	5,085	7,862
Purchases of investment securities	(5,884)	(7,111)
Net increase in portfolio loans	(7,263)	(166,209)
Proceeds from sales of premises and equipment	29	6
Purchases of premises and equipment	(736)	(2,440)
Proceeds from sale of other real estate owned	3,738	1,806

NET CASH USED BY INVESTING ACTIVITIES	(5,031)	(165,203)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings
accounts	30,486	21,918
Net increase in certificates of deposit	178,464	79,091
Net borrowings from (payments on) debt obligations	(1,905)	5,878
Proceeds from Federal Home Loan Bank advances	892,571	623,524
Payments on Federal Home Loan Bank advances	(945,171)	(570,742)
Resources provided by noncontrolling interests		13,786
Net proceeds from issuance of common stock		54
Tax benefit from share-based payments	(104)	(4)
Cash dividends paid	(864)	(4,330)

NET CASH PROVIDED BY FINANCING ACTIVITIES	153,477	169,175

INCREASE IN CASH AND CASH EQUIVALENTS	136,909	2,994

Cash and cash equivalents at beginning of period	624,366	352,372

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$761,275	$355,366

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,798	$33,704
Transfers of loans to other real estate owned	25,832	8,446
Surrender of common stock to facilitate exercise of stock
options and vesting of restricted stock	19	271

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

The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008 was derived from audited consolidated financial statements as of that date.  Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Note B – Implementation of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements, which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expands related financial statement disclosures.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which deferred the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or on a more frequently recurring basis.  The implementation of previously deferred aspects of Statement No. 157 in 2009 (as permitted by FSP FAS 157-2) did not have a material effect on the Corporation's results of operations or financial position.  Fair value disclosures are set forth in Note D to the condensed consolidated financial statements.

The FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Statement No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value and (5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  Statement No. 160 became effective for Capitol on January 1, 2009 and the accompanying condensed consolidated financial statements reflect implementation of the new accounting standard.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations.  Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, (3) requires that acquisition-related and restructuring costs be recognized separately from the acquisition, generally charged to expense when incurred and (4) determines information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The effects of the Corporation's adoption of Statement No. 141(R) had no impact upon implementation and its subsequent impact will depend upon the extent and magnitude of acquisitions in the future.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  CAPITOL BANCORP LIMITED – Continued

Note B – Implementation of New Accounting Standards – Continued

On April 9, 2009, the FASB issued FSPs, which become effective for second quarter reporting, with earlier implementation permitted for the first calendar quarter of 2009.  Capitol elected to implement the new guidance effective January 1, 2009.

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require interim disclosures about fair value of financial instruments in addition to annual reporting.  The required disclosures are included in Note D to the condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements.  Implementation of this new guidance did not have a material effect on Capitol's consolidated financial statements.  The expanded interim disclosures about investment securities are set forth in Note C to the condensed consolidated financial statements.

FSP FAS 157-4 amends prior fair value guidance to aid in determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  This new guidance is intended to clarify that significant adjustments to quoted prices may be necessary to estimate fair value when there has been a significant decrease in the volume and activity for the asset/liability in relation to normal market activity.  Fair value is the price that would be received to sell an asset (or paid to transfer a liability) in an orderly transaction (that is, not a forced liquidation or distressed sale) between willing market participants under current market conditions.  Capitol's implementation of FSP FAS 157-4 and related disclosures are set forth in Note D to the condensed consolidated financial statements.

In March 2008 the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This new guidance revises the presentation and disclosure of derivatives and hedging activities, became effective for Capitol on January 1, 2009 and did not have a material impact on Capitol's condensed consolidated financial statements upon implementation.

In February 2008, the FASB issued FSB FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  The new guidance clarifies transfers and certain transactions' accounting subject to the provisions of FAS 140 and became effective January 1, 2009.  This new guidance did not have a material impact on Capitol's financial position or results of operations upon implementation.

[The remainder of this page intentionally left blank]

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities

Investment securities consisted of the following (in $1,000s):

	March 31, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States government agency securities	$8,739	$8,799	$9,785	$9,913
Mortgage backed securities	6,380	6,510	4,813	4,890
Municipals	768	784	768	781
	15,887	16,093	15,366	15,584
Held for long-term investment:
Federal Reserve Bank stock	150	150	146	146
Federal Home Loan Bank stock	26,279	26,279	26,053	26,053
Corporate	6,173	6,173	6,591	6,591
Other	152	152	66	66
	32,754	32,754	32,856	32,856

	$48,641	$48,847	$48,222	$48,440

Investments in Federal Reserve Bank stock and Federal Home Loan Bank stock are restricted and may only be resold to, or redeemed by, the issuer.

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	March 31, 2009		December 31, 2008
	Gains	Losses	Gains	Losses
United States government agency securities	$60	$--	$128	$--
Mortgage backed securities	132	2	85	8
Municipals	16	--	13	--

	$208	$2	$226	$8

The age of gross unrealized losses and carrying value (at estimated fair value) of mortgage backed securities are summarized below (in $1,000s):

	March 31, 2009		December 31, 2008
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less	$1	$249	$4	$281
In excess of one year	1	480	4	501

	$2	$729	$8	$782

Management does not believe any individual unrealized loss as of March 31, 2009 represents an other-than-temporary loss (primarily due to such amounts being attributable to changes in interest rates) and has both the intent and ability to hold these securities for a time period necessary to recover the amortized cost.

Gross realized gains and losses from sales and maturities of investment securities were insignificant for the periods presented.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value

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

The following is a description of Capitol's valuation methodologies used to measure and disclose the fair values of its assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available.  If quoted prices are not available, fair values are measured using independent pricing models.  Level 1 securities include those traded on an active exchange as well as U.S. Treasury and other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include municipal government securities.

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at March 31, 2009.  Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price, current appraised value of the collateral or other estimates of fair value.

Other real estate owned:  At the time of foreclosure, foreclosed properties are adjusted to fair value less estimated costs to sell upon transfer from portfolio loans to other real estate owned, establishing a new accounting basis.  The Corporation subsequently adjusts fair value on other real estate owned on a nonrecurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value.

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Securities available for sale:
United State government agency securities	$8,799	$8,799
Mortgage backed securities	6,510	6,510
Municipals	784	784
	$16,093	$16,093

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 3)	Total Gains (Losses)

Impaired loans (1)	$62,840	$62,840	$(14,825)

Other real estate owned (1)	$86,837	$86,837	$(2,084)

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.

Many of Capitol's collateral-dependent impaired loans and foreclosed assets are located in severely depressed real estate markets.  In those markets, appraisal data is of limited usefulness in estimating fair value because comparable sale transactions are infrequent, not orderly and are often distressed or forced.  In accordance with FSP FAS 157-4, management made significant adjustments to appraisal data during the three months ended March 31, 2009 reducing estimated losses relating to fair value by $8 million.  Previously, Capitol did not make significant adjustments to appraisal data for the effect of disorderly markets and/or distressed or forced sale price comparisons and considered such appraisal data to be a level 2 input to its fair value measurements.  With the implementation of FSP FAS 157-4 and related adjustments to appraisal data for inactive markets, such adjusted data is a level 3 input to fair value measurements.

Capitol began applying the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis; which did not have a material effect on Capitol's consolidated financial position upon implementation.  The Corporation measures the fair value of the following on a nonrecurring basis:  (1) long-lived assets, (2) foreclosed assets, (3) the reporting unit under step one of its goodwill impairment test and (4) indefinite lived intangible assets.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Carrying values and estimated fair values of financial instruments for FAS No. 107 disclosure purposes were as follows (in $1,000s):

	March 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$761,275	$761,275	$624,366	$624,366
Loans held for sale	24,979	24,979	10,474	10,474
Investment securities:
Available for sale	16,093	16,093	15,584	15,584
Held for long-term investment	32,754	32,754	32,856	32,856
	48,847	48,847	48,440	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,148,650	2,133,510	2,115,515	2,105,204
Residential (including multi-family)	912,692	890,469	879,754	865,406
Construction, land development and other land	729,316	679,911	797,486	753,028
Total loans secured by real estate	3,790,658	3,703,890	3,792,755	3,723,638
Commercial and other business-purpose loans	815,138	809,408	845,593	830,283
Consumer	56,810	57,516	61,340	62,313
Other	32,711	30,789	35,541	32,504
Total portfolio loans	4,695,317	4,601,603	4,735,229	4,648,738
Less allowance for loan losses	(99,629)	(99,629)	(93,040)	(93,040)
Net portfolio loans	4,595,688	4,501,974	4,642,189	4,555,698

Financial Liabilities:
Deposits:
Noninterest-bearing	689,815	689,815	700,786	700,786
Interest-bearing:
Demand accounts	1,272,627	1,272,628	1,231,170	1,231,172
Time certificates of less than $100,000	986,163	988,528	1,160,221	1,161,411
Time certificates of $100,000 or more	1,757,957	1,758,201	1,405,435	1,408,431
Total interest-bearing	4,016,747	4,019,357	3,796,826	3,801,014
Total deposits	4,706,562	4,709,172	4,497,612	4,501,800
Notes payable and short-term borrowings	392,420	393,357	446,925	447,490
Subordinated debentures	167,330	170,841	167,293	170,841

Estimated fair values of financial assets and liabilities in the preceding table are based upon a comparison of current interest rates on financial instruments and the timing of related scheduled cash flows to the estimated present value of such cash flows using current estimated market rates of interest (unless quoted market values or other fair value information is more readily available).  For example, the estimated fair value of portfolio loans is based on discounted cash flow computations.  Similarly, the estimated fair value of time deposits, debt obligations and subordinated debentures were determined through discounted cash flow computations.  Such estimates of fair value are not intended to represent market value or portfolio liquidation value, and only represent an estimate of fair value based on current financial reporting requirements.

Given current market conditions, a portion of the loan portfolio is not readily marketable and market prices do not exist.  Capitol has not attempted to market the loan portfolio to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition in FAS No. 157.  Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.  Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments' liquidation values.

Note E – Stock Options

Stock option activity for the interim 2009 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,374,159	$ 13.50 to $ 46.20	$28.28
Granted	69,520	6.04	6.04
Exercised	--
Cancelled or expired	(5,308)

Outstanding at March 31	2,438,371	$ 6.04 to $ 46.20	$27.67

Stock options were granted in the first quarter of 2009 and 2008, with an aggregate fair value approximating $240,000 and $255,000, respectively.  Stock options granted in the interim 2009 period have a vesting date of December 31, 2009, and stock options granted in the interim 2008 period (52,360) became vested at December 31, 2008.  Each stock option expires seven years from date of grant.  Share-based compensation expense relating to stock options for the three months ended March 31, 2009 and 2008 approximated $108,000 and $206,000, respectively.

As of March 31, 2009, stock options outstanding had a weighted average remaining contractual life of 2.47 years and had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of March 31, 2009:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$5.00 to 14.99	69,520	$6.04	6.85 years
$15.00 to 19.99	135,853	16.67	1.48 years
$20.00 to 24.99	584,956	21.67	2.54 years
$25.00 to 29.99	585,415	27.09	1.40 years
$30.00 to 34.99	695,119	32.10	2.44 years
$35.00 or more	367,508	37.92	3.67 years

Total outstanding	2,438,371

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Net Income (Loss) Per Share

The computations of basic and diluted earnings (loss) per share were based on the following (in 1,000s) for the period ended March 31:

	Three Months Ended March 31
	2009	2008

Numerator—net income (loss) for the period	$(15,672)	$2,191

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	17,162	17,141

Effect of dilutive securities:
Unvested restricted shares	--	25
Stock options	--	23
Total effect of dilutive securities	--	48

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,162	17,189

Number of antidilutive stock options excluded from diluted earnings per share computation	2,438	2,271

Note G – Trust-Preferred Securities

In April 2009, the Corporation determined that it would commence the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock and holders of the trust-preferred securities will continue to recognize current taxable income relating to the deferred interest payments.

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $5.8 billion at March 31, 2009, an increase of $128 million from the December 31, 2008 level of $5.7 billion.  The balance sheet includes Capitol and its consolidated subsidiaries (in thousands):

	Total Assets
	March 31, 2009	December 31, 2008
Arizona Region:
Arrowhead Community Bank	$87,625	$80,606
Asian Bank of Arizona	40,640	38,127
Bank of Tucson	197,010	189,869
Camelback Community Bank	94,200	93,754
Central Arizona Bank	79,697	79,775
Colonia Bank	12,507	12,522
Mesa Bank	253,715	248,262
Southern Arizona Community Bank	93,283	88,146
Sunrise Bank of Albuquerque	79,273	81,977
Sunrise Bank of Arizona	131,375	119,395
Yuma Community Bank	72,267	73,028
Arizona Region Total	1,141,592	1,105,461

California Region:
Bank of Escondido	99,904	96,803
Bank of Feather River	30,614	29,218
Bank of San Francisco	80,822	74,670
Bank of Santa Barbara	63,276	72,076
Napa Community Bank	145,174	149,093
Point Loma Community Bank	69,930	61,514
Sunrise Bank of San Diego	89,063	86,322
Sunrise Community Bank	39,322	36,139
California Region Total	618,105	605,835

Colorado Region:
Fort Collins Commerce Bank	84,840	80,247
Larimer Bank of Commerce	87,860	88,725
Loveland Bank of Commerce	37,464	32,034
Mountain View Bank of Commerce	38,486	37,740
Colorado Region Total	248,650	238,746

Great Lakes Region:
Bank of Auburn Hills	44,787	43,856
Bank of Maumee	57,910	56,812
Bank of Michigan	85,285	78,716
Capitol National Bank	240,114	245,354
Elkhart Community Bank	96,052	99,917
Evansville Commerce Bank	60,451	63,228
Goshen Community Bank	82,640	87,419
Michigan Commerce Bank(1)	1,287,705	1,271,862
Ohio Commerce Bank	60,783	60,678
Paragon Bank & Trust	122,997	107,491
Great Lakes Region Total	2,138,724	2,115,333

Midwest Region:
Adams Dairy Bank	37,458	33,867
Bank of Belleville	70,823	73,901
Community Bank of Lincoln	57,367	53,222
Summit Bank of Kansas City	58,181	53,429
Midwest Region Total	223,829	214,419

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	March 31, 2009	December 31, 2008
Nevada Region:
1st Commerce Bank	$45,379	$52,622
Bank of Las Vegas	72,916	73,692
Black Mountain Community Bank	164,355	157,545
Desert Community Bank	94,034	100,312
Red Rock Community Bank	124,071	126,993
Nevada Region Total	500,755	511,164

Northeast Region:
USNY Bank	54,062	49,620

Northwest Region:
Bank of Bellevue	57,324	55,841
Bank of Everett	44,629	44,756
Bank of Tacoma	50,220	44,241
High Desert Bank	52,569	41,904
Issaquah Community Bank	36,135	36,942
Northwest Region Total	240,877	223,684

Southeast Region:
Bank of Valdosta	57,971	58,995
Community Bank of Rowan	146,629	138,341
First Carolina State Bank	121,503	119,774
Peoples State Bank	29,990	29,233
Pisgah Community Bank	44,708	36,897
Sunrise Bank of Atlanta	60,821	62,198
Southeast Region Total	461,622	445,438

Texas Region:
Bank of Fort Bend	25,335	26,424
Bank of Las Colinas	41,578	31,354
Texas Region Total	66,913	57,778

Parent company and other, net	87,479	87,358

Consolidated Totals	$5,782,608	$5,654,836

(1)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.

Portfolio loans, the single largest asset category, decreased during the 2009 period by approximately $40 million, compared to loan growth of about $153 million during the corresponding period of 2008.  Portfolio growth has slowed in response to the need to preserve liquidity and capital in the current economic climate.

Geographic diversification of Capitol's balance sheet has become increasingly important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of March 31, 2009, 38% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (39% at December 31, 2008) and 62% of the consolidated loan portfolio relates to banks located in other regions of the country (61% at December 31, 2008).  The reason why this is important is that Capitol's diversification efforts will add stability to results of operations by further reducing a disproportionate geographic concentration within a specific region.

The consolidated allowance for loan losses at March 31, 2009 approximated $100 million or 2.12% of total portfolio loans, a significant increase from the 1.96% ratio at the beginning of the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance sheet date.  Management's determination of the adequacy of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors.  The allowance is increased by provisions charged to operations and reduced by net charge-offs.  The table below summarizes portfolio loan balances and activity in the allowance for loan losses (in thousands):

	2009	2008
Allowance for loan losses at January 1	$93,040	$58,124

Loans charged-off:
Loans secured by real estate:
Commercial	(2,284)	(672)
Residential (including multi-family)	(5,188)	(2,150)
Construction, land development and other land	(6,714)	(1,359)
Total loans secured by real estate	(14,186)	(4,181)
Commercial and other business-purpose loans	(7,933)	(1,801)
Consumer	(292)	(134)
Other	--	--
Total charge-offs	(22,411)	(6,116)
Recoveries:
Loans secured by real estate:
Commercial	102	118
Residential (including multi-family)	47	84
Construction, land development and other land	119	26
Total loans secured by real estate	268	228
Commercial and other business-purpose loans	544	430
Consumer	15	41
Other	1	1
Total recoveries	828	700
Net charge-offs	(21,583)	(5,416)
Additions to allowance charged to expense	28,172	8,958

Allowance for loan losses at March 31	$99,629	$61,666

Average total portfolio loans for the period	$4,722,595	$4,402,469

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	1.83%	0.49%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the three-month 2009 period, which increased significantly compared to 2008, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in 2009 was associated primarily with Michigan and certain Arizona banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2009 provision for loan losses is discussed in further detail in the ‘Results of Operations’ section of this narrative.

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance sheet date and should not be interpreted as an indication of future charge-offs:

	March 31, 2009		December 31, 2008
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$33,484	0.71%	$30,007	0.63%
Residential (including multi-family)	21,423	0.46%	21,645	0.46%
Construction, land development and other land	17,889	0.38%	17,496	0.37%
Total loans secured by real estate	72,796	1.55%	69,148	1.46%
Commercial and other business-purpose loans	25,618	0.55%	22,547	0.47%
Consumer	973	0.02%	1,032	0.02%
Other	242		313	0.01%

Total allowance for loan losses	$99,629	2.12%	$93,040	1.96%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	March 31, 2009	December 31, 2008
Nonaccrual loans:
Loans secured by real estate:
Commercial	$68,537	$39,892
Residential (including multi-family)	62,961	35,675
Construction, land development and other land	77,861	72,996
Total loans secured by real estate	209,359	148,563
Commercial and other business-purpose loans	17,233	16,283
Consumer	356	190
Other	--	--
Total nonaccrual loans	226,948	165,036

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	2,345	1,623
Residential (including multi-family)	2,371	365
Construction, land development and other land	109	2,293
Total loans secured by real estate	4,825	4,281
Commercial and other business-purpose loans	636	747
Consumer	50	146
Other	--	--
Total past due loans	5,511	5,174

Total nonperforming loans	$232,459	$170,210

Real estate owned and other repossessed assets	87,074	67,449

Total nonperforming assets	$319,533	$237,659

Nonperforming loans at March 31, 2009 approximated 4.95% of total portfolio loans, an increase from the December 31, 2008 ratio of 3.59%.  Nonperforming loans increased $62 million or 37% during the interim 2009 period.  Of the nonperforming loans at March 31, 2009, about 92% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at March 31, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Due to local and regional economic conditions, there is uncertainty in future real estate values, appraisal results and the resulting potential impact on valuation of collateral-dependent loans and real estate owned.  The fair value measurement of collateral-dependent loans and other real estate owned is dependent primarily upon appraisal of the underlying property value.  Fair value measurement has been defined in a relatively recent accounting standard, Financial Accounting Standards Board Statement No. 157 (see Note B of the notes to the condensed consolidated financial statements).  Management cautiously monitors real estate values and related appraisal data when evaluating such valuations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Many of Capitol's collateral-dependent impaired loans are located in severely depressed real estate markets.  In those markets, appraisal data is of limited usefulness in estimating fair value because comparable sale transactions are infrequent, not orderly and are often distressed or forced.  In accordance with FSP FAS 157-4, management made significant adjustments to appraisal data during the three months ended March 31, 2009 reducing estimated losses relating to fair value by $8 million.  Previously, Capitol did not make significant adjustments to appraisal data for the effect of disorderly markets and/or distressed or forced sale price comparisons.

Total nonperforming loans approximated $232 million at March 31, 2009.  Of that total, $115 million (including some loans carried at the parent level) or 49% were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 6.33% of total portfolio loans at March 31, 2009.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 2.83% of portfolio loans for the region on a combined basis as of March 31, 2009 and ranging as high as 3.65% at certain banks.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have recently increased in other regions, such as the Arizona Region ($16 million) and the Nevada Region ($12 million) as the effects of the recession have had a more significant effect on those regions than previously.

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

At March 31, 2009, potential problem loans (including the previously-mentioned nonperforming loans) approximated $657 million or about 14% of total consolidated portfolio loans, compared to approximately $551 million or about 12% at December 31, 2008.  These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first three months of 2009.

Real estate owned and other repossessed assets increased $20 million to $87 million during the three months ended March 31, 2009.  Most of this increase was related to banks located in Michigan and the Arizona Region ($17 million).

Foreclosure laws in Michigan generally favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) take much longer than many other states.  Further, once the property is available to the bank for sale or liquidation, market conditions, as they are currently (particularly in Michigan and some western communities), may not be conducive to rapid marketing or near-term sale of the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008
Arizona Region:
Arrowhead Community Bank	$62,407	$69,487	$4,066	$2,375	$5,968	$7,430	6.52%	3.42%
Asian Bank of Arizona	35,523	33,023	964	694	2,625	1,898	2.71%	2.10%
Bank of Tucson	162,747	168,390	1,384	1,550	3,486	2,462	0.85%	0.92%
Camelback Community Bank	84,130	84,957	995	789	3,549	2,030	1.18%	0.93%
Central Arizona Bank	69,210	69,372	1,587	1,339	4,268	1,895	2.29%	1.93%
Colonia Bank	9,598	7,483	223	120			2.32%	1.60%
Mesa Bank	133,884	147,853	2,832	3,250	21,686	21,423	2.12%	2.20%
Southern Arizona Community Bank	78,684	79,434	1,235	875	630		1.57%	1.10%
Sunrise Bank of Albuquerque	71,351	74,115	1,179	933	5,328	43	1.65%	1.26%
Sunrise Bank of Arizona	108,524	110,131	1,492	1,159	8,384	3,707	1.37%	1.05%
Yuma Community Bank	62,964	63,804	714	730	2,102	1,506	1.13%	1.14%
Arizona Region Total	879,022	908,049	16,671	13,814	58,026	42,394	1.90%	1.52%

California Region:
Bank of Escondido	68,355	62,608	869	810	3,344	817	1.27%	1.29%
Bank of Feather River	23,908	22,962	309	320			1.29%	1.39%
Bank of San Francisco	69,425	60,772	930	823	251	299	1.34%	1.35%
Bank of Santa Barbara	54,621	60,535	1,184	1,138	2,277	1,841	2.17%	1.88%
Napa Community Bank	134,577	130,150	1,866	1,890	1,828	1,848	1.39%	1.45%
Point Loma Community Bank	51,854	52,497	963	797	2,441	795	1.86%	1.52%
Sunrise Bank of San Diego	75,860	76,282	1,179	1,048	2,554	1,444	1.55%	1.37%
Sunrise Community Bank	31,248	28,355	503	440	2,015		1.66%	1.55%
California Region Total	509,848	494,161	7,803	7,266	14,710	7,044	1.53%	1.47%

Colorado Region:
Fort Collins Commerce Bank	78,415	74,280	1,244	1,101	787	48	1.59%	1.48%
Larimer Bank of Commerce	79,766	78,638	1,230	1,160			1.54%	1.48%
Loveland Bank of Commerce	29,073	27,251	477	652	1,790	1,090	1.64%	2.39%
Mountain View Bank of Commerce	33,035	32,180	499	474			1.51%	1.47%
Colorado Region Total	220,289	212,349	3,450	3,387	2,577	1,138	1.57%	1.60%

Great Lakes Region:
Bank of Auburn Hills	37,501	39,914	1,155	988	2,921	2,895	3.08%	2.48%
Bank of Maumee	45,013	50,094	729	752	6	37	1.62%	1.50%
Bank of Michigan	67,514	67,700	1,000	996	464	306	1.48%	1.47%
Capitol National Bank	207,410	213,392	7,573	8,341	16,023	12,828	3.65%	3.91%
Elkhart Community Bank	84,685	87,971	2,121	1,702	3,645	3,941	2.50%	1.93%
Evansville Commerce Bank	52,023	55,779	937	943	238	158	1.80%	1.69%
Goshen Community Bank	72,247	74,144	1,460	1,501	1,563	876	2.02%	2.02%
Michigan Commerce Bank(1)	1,090,129	1,123,721	32,662	30,258	74,009	63,090	3.00%	2.69%
Ohio Commerce Bank	52,086	48,207	792	723			1.52%	1.50%
Paragon Bank & Trust	84,012	87,651	2,206	2,990	6,974	6,447	2.63%	3.41%
Great Lakes Region Total	1,792,620	1,848,573	50,635	49,194	105,843	90,578	2.82%	2.66%

Midwest Region:
Adams Dairy Bank	31,684	28,834	478	450			1.51%	1.56%
Bank of Belleville	62,887	65,150	923	923			1.47%	1.42%
Community Bank of Lincoln	42,898	43,657	720	674			1.68%	1.54%
Summit Bank of Kansas City	48,536	44,068	780	709	1,069	779	1.61%	1.61%
Midwest Region Total	186,005	181,709	2,901	2,756	1,069	779	1.56%	1.52%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008
Nevada Region:
1st Commerce Bank	$37,603	$30,663	$988	$740	$1,545	$1,000	2.63%	2.41%
Bank of Las Vegas	64,147	64,648	836	901	6,003	4,399	1.30%	1.39%
Black Mountain Community Bank	144,588	143,654	1,653	1,765	5,671	1,722	1.14%	1.23%
Desert Community Bank	86,911	87,388	944	943	4,899	3,671	1.09%	1.08%
Red Rock Community Bank	100,661	110,143	1,500	1,200	9,688	5,488	1.49%	1.09%
Nevada Region Total	433,910	436,496	5,921	5,549	27,806	16,280	1.36%	1.27%

Northeast Region:
USNY Bank	47,943	43,471	800	680	159		1.67%	1.56%

Northwest Region:
Bank of Bellevue	48,639	48,838	1,190	850	142	170	2.45%	1.74%
Bank of Everett	34,954	32,735	1,000	686	59	92	2.86%	2.10%
Bank of Tacoma	40,628	40,175	1,115	770	1,147	1,183	2.74%	1.92%
High Desert Bank	36,130	35,407	526	624	1,489		1.46%	1.76%
Issaquah Community Bank	26,077	24,238	405	385			1.55%	1.59%
Northwest Region Total	186,428	181,393	4,236	3,315	2,837	1,445	2.27%	1.83%

Southeast Region:
Bank of Valdosta	49,129	51,629	867	835	724		1.76%	1.62%
Community Bank of Rowan	114,129	109,290	1,706	1,634	2,245	1,688	1.49%	1.50%
First Carolina State Bank	96,453	97,670	1,259	1,312	2,909	2,421	1.31%	1.34%
Peoples State Bank	21,276	21,314	384	366	1,773	937	1.80%	1.72%
Pisgah Community Bank	36,120	27,746	570	475	116	100	1.58%	1.71%
Sunrise Bank of Atlanta	50,584	52,763	968	1,063	2,911	269	1.91%	2.01%
Southeast Region Total	367,691	360,412	5,754	5,685	10,678	5,415	1.56%	1.58%

Texas Region:
Bank of Fort Bend	20,144	19,859	300	305			1.49%	1.54%
Bank of Las Colinas	33,682	29,657	504	435			1.50%	1.47%
Texas Region Total	53,826	49,516	804	740			1.49%	1.49%

Parent company and other, net	17,735	19,100	654	654	8,754	5,137	3.69%	3.42%

Consolidated totals	$4,695,317	$4,735,229	$99,629	$93,040	$232,459	$170,210	2.12%	1.96%

(1)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

The net loss attributable to Capitol Bancorp Limited for the three months ended March 31, 2009 approximated $15.7 million, compared to net income of $2.2 million in the corresponding period of 2008.  The net loss per share attributable to Capitol Bancorp Limited was $0.91 for the three months ended March 31, 2009, compared to earnings per share of $0.13 in the corresponding 2008 period.

The primary reason for the interim 2009 loss was a large provision for loan losses recorded during the three months ended March 31, 2009 as the Corporation carefully assessed the implications and impact of declining property values and weak bank performance.  The provision for loan losses increased $19.2 million to $28.2 million for the three months ended March 31, 2009, compared to $9 million for the corresponding period of 2008.

Analytical Review

The provision for loan losses for the three-month period in 2009 was $28.2 million, compared to $9 million for the same period in 2008.  The provision for loan losses increased significantly in the 2009 period due to higher levels of loan charge-offs and in response to growth in nonperforming loans.  Provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2009 period.

Net interest income for the first three months of 2009 totaled $37.5 million, a 10.70% decrease compared to $41.9 million in 2008.  The net interest margin approximated 2.81% for the three months ended March 31, 2009, a 17 basis-point decrease compared to 2.98% for the three months ended December 31, 2008 and a 0.81% decrease compared to 3.62% for the three months ended March 31, 2008.  Several causal factors impacted the 2009 margin, including elevated levels of nonperforming loans, higher levels of liquidity, competitive pressures at the bank level in pricing of loans and deposits, migration of noninterest-bearing deposits to interest-bearing accounts and higher interest costs related to debt obligations.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the three months ended March 31, 2009 was $5.0 million, a decrease of $1.6 million or 24%, over the same period in 2008.  The reduction in the 2009 period was due to decreases of $1 million in other fee income and $257,000 in trust and wealth-management revenue.  Fees from origination of non-portfolio residential mortgage loans totaled $902,000 for the first quarter of 2009, down slightly from $921,000 for the comparable period in 2008, due to lower loan fees.  The gain on sales of government-guaranteed loans decreased about 41% in the interim 2009 period, compared to 2008, due to the lack of a favorable market for sale of such loans.

Noninterest expense totaled $50 million for the three-month 2009 period, compared to $44.8 million for the comparable period in 2008.  The increase in noninterest expense is associated with regulatory fees, growth in the size of previously-existing banks, costs of problem loan administration and other real estate write-downs.  Costs associated with foreclosed properties and other real estate increased to $2.4 million in the 2009 period ($911,000 in the 2008 period) while the cost of the FDIC insurance and other regulatory fees also increased significantly to $2.1 million ($937,000 in the 2008 period).  Increases in occupancy, equipment rent, depreciation and maintenance in 2009 relate primarily to the growth in the size of the mature banks within the consolidated group, the development of Capitol's wealth management unit and the addition of four de novo banks in 2008.

The largest element of noninterest expense is salaries and employee benefits, which approximated $29.1 million for the three months ended March 31, 2009, an increase from $25.5 million in the corresponding period of 2008.  The increase is partly due to the opening of four new banks in 2008 and the severance payments arising from the consolidation of the nine Michigan banks into Michigan Commerce Bank effective March 31, 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended March 31:

	Three months ended March 31
	2009	2008

Professional fees	$760	$488
Bank services (ATMs, telephone banking and Internet banking)	716	555
Directors' fees	683	802
Loan and collection expense	590	546
Advertising	507	776
Paper, printing and supplies	498	770
Communications	491	508
Travel, lodging and meals	392	633
Postage	317	310
Taxes other than income taxes	225	374
Dues and memberships	207	221
Courier service	176	240
Insurance expense	173	147
Publications	54	45
Contracted labor	40	120
Preopening and start-up costs		952
Other	2,268	2,652
Total	$8,097	$10,139

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Three Months Ended March 31
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Arizona Region:
Arrowhead Community Bank	$1,031	$1,732	$(2,413)	$29		1.36%		0.13%
Asian Bank of Arizona	501	455	(304)	(189)
Bank of Tucson	3,305	3,550	646	1,218	15.05%	27.53%	1.35%	2.64%
Camelback Community Bank	1,349	1,516	(79)	273		11.94%		1.26%
Central Arizona Bank	942	1,341	(476)	(55)
Colonia Bank	137		(335)
Mesa Bank	1,940	4,102	(1,237)	472		9.89%		0.87%
Southern Arizona Community Bank	1,313	1,578	(105)	302		13.34%		1.39%
Sunrise Bank of Albuquerque	1,062	1,342	(214)	57		3.16%		0.31%
Sunrise Bank of Arizona	1,732	2,170	(830)	4		0.12%		0.01%
Yuma Community Bank	1,197	1,411	216	208	11.28%	10.66%	1.21%	1.08%
Arizona Region Total	14,509	19,197	(5,131)	2,319

California Region:
Bank of Escondido	1,135	1,373	(154)	76		2.12%		0.32%
Bank of Feather River	458	286	(10)	(117)
Bank of San Francisco	1,014	942	8	1	0.39%	0.04%	0.04%	0.01%
Bank of Santa Barbara	929	1,027	(171)	(113)
Napa Community Bank	2,196	2,035	487	146	12.76%	4.15%	1.38%	0.48%
Point Loma Community Bank	788	960	(311)	70		3.91%		0.51%
Sunrise Bank of San Diego	1,212	1,431	(324)	146		5.54%		0.67%
Sunrise Community Bank	416	376	(313)	(189)
California Region Total	8,148	8,430	(788)	20

Colorado Region:
Fort Collins Commerce Bank	1,273	1,124	100	179	4.23%	7.99%	0.50%	1.15%
Larimer Bank of Commerce	1,285	960	132	80	6.73%	4.29%	0.62%	0.57%
Loveland Bank of Commerce	419	306	34	(61)	1.97%		0.43%
Mountain View Bank of Commerce	516	94	(62)	(472)
Colorado Region Total	3,493	2,484	204	(274)

Great Lakes Region:
Bank of Auburn Hills	575	740	(337)	(281)
Bank of Maumee	671	662	(102)	(116)
Bank of Michigan	1,157	1,293	17	123	0.97%	7.52%	0.08%	0.72%
Capitol National Bank	3,143	3,967	(481)	599		12.66%		1.06%
Elkhart Community Bank	1,160	1,472	(415)	130		5.87%		0.57%
Evansville Commerce Bank	911	1,005	(54)	(28)
Goshen Community Bank	1,121	1,368	32	103	1.66%	5.28%	0.16%	0.52%
Michigan Commerce Bank(3)	17,051	22,273	(5,231)	(1,151)
Ohio Commerce Bank	667	628	(76)	(42)
Paragon Bank & Trust	1,430	2,066	(602)	(166)
Great Lakes Region Total	27,886	35,474	(7,249)	(829)

Midwest Region
Adams Dairy Bank	532	282	(25)	(459)
Bank of Belleville	911	850	(24)	(22)
Community Bank of Lincoln	857	296	(86)	(181)
Summit Bank of Kansas City	793	760	(86)	21		1.20%		0.19%
Midwest Region Total	3,093	2,188	(221)	(641)

Nevada Region:
1st Commerce Bank	590	568	(159)	(97)
Bank of Las Vegas	1,225	1,239	131	19	6.56%	0.86%	0.74%	0.11%
Black Mountain Community Bank	2,411	2,799	320	398	8.94%	10.83%	0.81%	1.05%
Desert Community Bank	1,474	1,889	(435)	136		5.39%		0.55%
Red Rock Community Bank	1,692	2,006	(826)	195		5.73%		0.67%
Nevada Region Total	7,392	8,501	(969)	651

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Three Months Ended March 31
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Northeast Region:
USNY Bank	$617	$292	$(172)	$(215)

Northwest Region:
Bank of Bellevue	717	750	(267)	(94)
Bank of Everett	581	491	(281)	(201)
Bank of Tacoma	573	476	(533)	(187)
High Desert Bank	575	227	(210)	(195)
Issaquah Community Bank	497	230	(111)	(174)
Northwest Region Total	2,943	2,174	(1,402)	(851)

Southeast Region:
Bank of Valdosta	736	872	(158)	(12)
Community Bank of Rowan	1,546	1,941	123	250	4.69%	10.42%	0.38%	0.87%
First Carolina State Bank	1,369	1,783	(299)	112		3.60%		0.39%
Peoples State Bank	334	515	(62)	50		3.93%		0.84%
Pisgah Community Bank	444		(163)
Sunrise Bank of Atlanta	969	1,126	(147)	(119)
Southeast Region Total	5,398	6,237	(706)	281

Texas Region:
Bank of Fort Bend	298	136	(151)	(261)
Bank of Las Colinas	442	221	(118)	(179)
Texas Region Total	740	357	(269)	(440)

Parent company and other, net	(546)	734	1,031	2,170

Consolidated totals	$73,673	$86,068	$(15,672)	$2,191		2.25%		0.18%

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits.  Total deposits increased $209 million for the three months ended March 31, 2009, compared to a $101 million increase in the corresponding period of 2008.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Brokered deposits approximated $1.2 billion as of March 31, 2009, or about 26% of total deposits, an increase of $144 million during the interim 2009 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities, to aid in matching the repricing of funding sources and assets.  Brokered deposits at March 31, 2009 include about $331 million of relationship-based structured time accounts.

Noninterest-bearing deposits approximated 14.7% of total deposits at March 31, 2009, a decrease from 15.6% at December 31, 2008, and a decrease of $11 million in the 2009 interim period compared to a decrease of $16 million during the 2008 period.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

During the 2009 period, interest-bearing accounts increased about $220 million which served as the primary funding source for asset growth.  Because of the growth in interest-bearing deposits, coupled with higher relative rates on those balances (particularly with time deposit accounts) and decreased noninterest-bearing deposits, net interest margins have decreased.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Interim 2009 deposit growth was deployed primarily into cash and cash equivalents to enhance liquidity.  Cash and cash equivalents amounted to $761.3 million or 13% of total assets at March 31, 2009, compared to $624.4 million or 11% of total assets at December 31, 2008.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at March 31, 2009 is adequate to fund loan demand and meet depositor needs.  In the current low interest rate environment, deployment of deposit growth into cash and cash equivalents adversely impacts net interest margin.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At March 31, 2009, Capitol's banks had approximately $16 million of investment securities classified as available for sale which can be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $377 million and additional borrowing capacity approximated $271 million at March 31, 2009.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Total notes payable and short-term borrowings were $392 million at March 31, 2009.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 5.84% at March 31, 2009 and 6.26% at December 31, 2008.  As of March 31, 2009, Capitol's total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $657 million or 11.36% of total assets.

In April 2009, the Corporation determined that it would commence the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock and holders of the trust-preferred securities will continue to recognize current taxable income relating to the deferred interest payments.

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

In October 2008, Capitol applied to its primary federal regulator and the FDIC for up to $142 million of preferred stock to be purchased by the U.S. Treasury pursuant to the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP).  If the U.S. Treasury purchases such preferred stock from Capitol, Capitol would also issue warrants up to $21.3 million in shares of its common stock, which would be immediately exercisable.  The preferred stock issued under CPP bears a 5% annual dividend for the first five years, increasing to 9% thereafter, and would be treated as permanent Tier 1 capital for regulatory purposes.  Entering into a CPP stock purchase agreement with the U.S. Treasury under TARP restricts the issuer of preferred stock from increasing its dividends on common stock and repurchasing its common stock, places restrictions on executive compensation and has other evolving conditions and reporting obligations.  There is no certainty Capitol will be approved for the CPP or, if approved, whether Capitol will choose to participate.

In February 2009, the U.S. Treasury announced its new Capital Assistance Program (CAP) under which U.S. banking organizations may apply for a U.S. Treasury investment in mandatorily convertible preferred stock in an amount of up to 1% or 2% of risk-weighted assets.  The purpose of the CAP is to provide eligible banking organizations with capital in the form of a preferred security which is convertible into common equity.  Participating

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

banking organizations would also issue warrants to the U.S. Treasury.  Eligibility will be consistent with the criteria and deliberative process established under the TARP/CPP.  The CAP is open immediately and the application deadline for participation is in May 2009.  Capitol has not yet determined whether it will submit a CAP application.

In early April 2009, Capitol proposed a share-exchange transaction regarding the noncontrolling interests of Bank of Auburn Hills.  Under the share-exchange proposal, the bank's shareholders would receive approximately 249,000 shares of Capitol's previously unissued common stock and approximately 83,000 warrants for the purchase of Capitol's common stock.  The proposal is subject to the approval of the bank's shareholders at a meeting scheduled for May 2009.

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

The Board of Governors of the Federal Reserve, which influences interest rates, changed interbank borrowing rates in 2008 by an aggregate 400 basis-point decrease.  The Board of Governors of the Federal Reserve has also expressed concerns about a variety of economic conditions.  Home mortgage rates have recently fluctuated and residential real estate markets have deteriorated in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of subprime and other residential mortgage “meltdown” issues; Capitol believes its exposure to the residential real estate crisis to be generally minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Capitol in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.  As mentioned previously, general economic conditions within the state of Michigan and the national economic recession are uncertain and are likely to continue to have an adverse effect on Capitol's banks and their customers.  It is likely that, absent significant catalysts, Michigan's economic recovery in particular may take an extended period of time.

Media reports raising questions about the health of the domestic economy and the sustained national recession have continued in 2009.  During the interim 2009 period, nonperforming assets have increased significantly; it is likely levels of nonperforming assets and related loan losses will increase further as economic conditions, locally and nationally, evolve.

Effective March 31, 2009, nine Michigan bank charters were merged into Michigan Commerce Bank.  The resulting bank, with nine locations, was combined to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  A similar four-bank merger has been proposed in the greater Phoenix area of Arizona, but is subject to regulatory approval.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.  In April 2009, Capitol announced the engagement of a financial advisor to assist management in pursuing divestiture opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Impact of New Accounting Standards

There are several new accounting standards either becoming effective or being issued in 2009.  They are listed and discussed in Note B of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-31 – F-32 of the financial section of its 2008 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for goodwill (Capitol's annual review of goodwill for potential impairment is performed in the fourth quarter of the year) and other intangibles (due to inherent subjectivity in evaluating potential impairment) and its consolidation policy.

[The remainder of this page intentionally left blank]

PART I, ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Information about Capitol's quantitative and qualitative disclosures about market risk were included in Capitol's annual report on Form 10-K for the year ended December 31, 2008.  Capitol does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein (Part I, Item 2), under the caption, "Trends Affecting Operations."

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2008, during the three months ended March 31, 2009.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

Date:  April 30, 2009

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