Form 10-Q
period 2009-06-30
CAPITOL BANCORP LTD
filed 2009-07-31
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Fourth Floor
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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at July 17, 2009
Common Stock, No par value	17,517,331 shares

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

INDEX

PART I.                      FINANCIAL INFORMATION

Forward-Looking Statements
Certain of the statements contained in this document, including Capitol's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) availability of funds under the U.S. Treasury's Capital Assistance Program, (xii) changes in management, (xiii) Capitol's proposed spin-off of Michigan Commerce Bancorp Limited; (xiv) consummation of pending sales of certain bank subsidiaries, and (xv) other risks detailed in Capitol's other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  All subsequent written or oral forward-looking statements attributable to Capitol or persons acting on its behalf are expressly qualified in their entirety by the foregoing factors.  Investors and other interested parties are cautioned not to place undue reliance on such statements, which speak as of the date of such statements.  Capitol undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$119,801	$136,499
Money market and interest-bearing deposits	652,383	391,836
Federal funds sold	32,397	96,031
Cash and cash equivalents	804,581	624,366
Loans held for sale	30,843	10,474
Investment securities -- Note C:
Available for sale, carried at market value	13,809	15,584
Held for long-term investment, carried at
amortized cost which approximates fair value	33,661	32,856
Total investment securities	47,470	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,125,443	2,115,515
Residential (including multi-family)	895,239	879,754
Construction, land development and other land	676,358	797,486
Total loans secured by real estate	3,697,040	3,792,755
Commercial and other business-purpose loans	786,175	845,593
Consumer	55,830	61,340
Other	41,383	35,541
Total portfolio loans	4,580,428	4,735,229
Less allowance for loan losses	(114,215)	(93,040)
Net portfolio loans	4,466,213	4,642,189
Premises and equipment	53,669	59,249
Accrued interest income	17,899	18,871
Goodwill	71,592	72,342
Other real estate owned	103,739	67,171
Other assets	130,142	111,734

TOTAL ASSETS	$5,726,148	$5,654,836

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$721,497	$700,786
Interest-bearing	3,973,522	3,796,826
Total deposits	4,695,019	4,497,612
Debt obligations:
Notes payable and short-term borrowings	362,575	446,925
Subordinated debentures -- Note G	167,366	167,293
Total debt obligations	529,941	614,218
Accrued interest on deposits and other liabilities	36,680	29,938
Total liabilities	5,261,640	5,141,768

EQUITY:
Capitol Bancorp Limited stockholders' equity:
Preferred stock, 20,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2009 - 17,517,331 shares
2008 - 17,293,908 shares	277,000	274,018
Retained earnings	45,048	80,255
Undistributed common stock held by employee-benefit trust	(569)	(569)
Fair value adjustment (net of tax effect) for investment
securities available for sale (accumulated other
comprehensive income)	106	144
Total Capitol Bancorp Limited stockholders' equity	321,585	353,848
Noncontrolling interests in consolidated subsidiaries	142,923	159,220
Total equity	464,508	513,068

TOTAL LIABILITIES AND EQUITY	$5,726,148	$5,654,836

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months and Six Months Ended June 30, 2009 and 2008
(in thousands, except per share data)

	Three-Month Period		Six-Month Period
	2009	2008	2009	2008
Interest income:
Portfolio loans (including fees)	$68,359	$74,238	$136,435	$151,569
Loans held for sale	344	236	561	536
Taxable investment securities	152	102	304	235
Federal funds sold	23	1,008	58	2,221
Other	594	553	830	1,079
Total interest income	69,472	76,137	138,188	155,640
Interest expense:
Deposits	22,911	26,989	47,783	57,677
Debt obligations and other	5,979	6,956	12,366	13,836
Total interest expense	28,890	33,945	60,149	71,513
Net interest income	40,582	42,192	78,039	84,127
Provision for loan losses	35,813	9,019	63,985	17,977
Net interest income after provision
for loan losses	4,769	33,173	14,054	66,150
Noninterest income:
Service charges on deposit accounts	1,505	1,457	3,007	2,790
Trust and wealth-management revenue	1,135	1,563	2,523	3,208
Fees from origination of non-portfolio residential mortgage
loans	1,496	1,063	2,398	1,984
Gain on sales of government-guaranteed loans	405	643	645	1,223
Realized gains on sale of investment securities available
for sale		2	1	45
Other	2,453	1,749	3,377	3,792
Total noninterest income	6,994	6,477	11,951	13,042
Noninterest expense:
Salaries and employee benefits	24,442	27,730	53,495	53,278
Occupancy	4,843	4,500	9,734	8,904
Equipment rent, depreciation and maintenance	3,201	3,008	6,634	5,874
Costs associated with foreclosed properties and other
real estate owned	5,730	1,181	8,137	2,092
FDIC insurance premiums and other regulatory fees	5,348	933	7,462	1,870
Other	8,124	10,436	16,221	20,575
Total noninterest expense	51,688	47,788	101,683	92,593
Loss before income tax benefit	(39,925)	(8,138)	(75,678)	(13,401)
Income tax benefit	(14,571)	(2,701)	(27,419)	(4,696)
NET LOSS	(25,354)	(5,437)	(48,259)	(8,705)
Less net losses attributable to noncontrolling interests	6,656	6,060	13,889	11,519

NET INCOME (LOSS) ATTRIBUTABLE TO
CAPITOL BANCORP LIMITED	$(18,698)	$623	$(34,370)	$2,814

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note F:
Basic	$(1.08)	$0.04	$(2.00)	$0.16

Diluted	$(1.08)	$0.04	$(2.00)	$0.16

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(in thousands, except share and per share data)

	Capitol Bancorp Limited Stockholders' Equity
			Undistributed	Accumulated	Total Capitol	Noncontrolling
			Common Stock	Other	Bancorp Limited	Interests in
	Common	Retained	Held by Employee-	Comprehensive	Stockholders'	Consolidated	Total
	Stock	Earnings	Benefit Trust	Income	Equity	Subsidiaries	Equity

Six Months Ended June 30, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145	$156,198	$545,343

Investment in consolidated subsidiaries by noncontrolling
interests						22,411	22,411

Issuance of 3,174 shares of common stock upon exercise
of stock options	54				54		54

Surrender of 14,138 shares of common stock to facilitate
vesting of restricted stock	(285)				(285)		(285)

Issuance of 18,312 unvested shares of restricted common
stock, net of related unearned employee compensation
and 6,822 forfeited shares	--				--		--

Recognition of compensation expense relating to restricted
common stock and stock options	1,172				1,172		1,172

Tax effect of share-based payments	2				2		2

Transfer of 205 shares of common stock to employee stock
ownership plan	(2)		6		4		4

Cash dividends paid ($0.40 per share)		(6,927)			(6,927)		(6,927)

Components of comprehensive loss:
Net income (loss)		2,814			2,814	(11,519)	(8,705)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(14)	(14)		(14)
Comprehensive loss							(8,719)

BALANCES AT JUNE 30, 2008	$273,149	$113,407	$(580)	$(11)	$385,965	$167,090	$553,055

Six Months Ended June 30, 2009

Balances at January 1, 2009	$274,018	$80,255	$(569)	$144	$353,848	$159,220	$513,068

Investment in consolidated subsidiary by noncontrolling
interests		27			27	134	161

Issuance of 227,357 shares of common stock to acquire
noncontrolling interest in consolidated subsidiary	2,542				2,542	(2,542)	--

Surrender of 3,934 shares of common stock to facilitate
vesting of restricted stock	(23)				(23)		(23)

Recognition of compensation expense relating to restricted
common stock and stock options	580				580		580

Tax effect of share-based payments	(117)				(117)		(117)

Cash dividends paid ($0.05 per share)		(864)			(864)		(864)

Components of comprehensive loss:
Net loss		(34,370)			(34,370)	(13,889)	(48,259)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(38)	(38)		(38)
Comprehensive loss							(48,297)

BALANCES AT JUNE 30, 2009	$277,000	$45,048	$(569)	$106	$321,585	$142,923	$464,508

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(in thousands)

	2009	2008

OPERATING ACTIVITIES
Net loss	$(48,259)	$(8,705)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Provision for loan losses	63,985	17,977
Depreciation of premises and equipment	5,419	5,005
Amortization of intangibles	238	241
Net amortization (accretion) of investment security
premiums (discounts)	(43)	6
Loss on sale of premises and equipment	18	44
Gain on sales of government-guaranteed loans	(645)	(1,223)
Realized gains on sales of investment securities available
for sale	(1)	(45)
Loss on sales of other real estate owned	722	308
Reduction in other real estate owned	6,361	2,085
Amortization of issuance costs of subordinated debentures	73	47
Share-based compensation expense	580	1,172
Deferred income tax credit	(28,036)
Originations and purchases of loans held for sale	(204,779)	(120,855)
Proceeds from sales of loans held for sale	184,410	125,960
Decrease (increase) in accrued interest income and other assets	11,147	(18,112)
Increase (decrease) in accrued interest expense on deposits and
other liabilities	6,742	(112)

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES	(2,068)	3,793

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale		885
Proceeds from calls, prepayments and maturities of investment
securities	10,474	10,761
Purchases of investment securities	(9,529)	(16,004)
Net decrease (increase) in portfolio loans	61,046	(295,176)
Proceeds from sales of premises and equipment	1,935	126
Purchases of premises and equipment	(1,792)	(6,537)
Proceeds from sale of other real estate owned	7,939	3,529

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES	70,073	(302,416)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings
accounts	117,679	50,514
Net increase in certificates of deposit	79,728	262,375
Net borrowings from debt obligations	6,652	5,538
Proceeds from Federal Home Loan Bank advances	1,842,341	995,755
Payments on Federal Home Loan Bank advances	(1,933,343)	(883,192)
Resources provided by noncontrolling interests	134	22,411
Net proceeds from issuance of common stock		54
Tax effect of share-based payments	(117)	2
Cash dividends paid	(864)	(6,927)

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,210	446,530

INCREASE IN CASH AND CASH EQUIVALENTS	180,215	147,907

Cash and cash equivalents at beginning of period	624,366	352,372

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$804,581	$500,279

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$61,056	$72,609
Transfers of loans to other real estate owned	51,590	34,381
Surrender of common stock to facilitate exercise of stock
options and vesting of restricted stock	23	285

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Capitol Bancorp Limited (Capitol or the Corporation) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim periods.

The results of operations for the periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note B – Implementation of New Accounting Standards – Continued

On April 9, 2009, the FASB issued the following FSPs, each of which become effective for second quarter reporting, with earlier implementation permitted for the first calendar quarter of 2009.  Capitol elected to implement the new guidance effective January 1, 2009.

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events.  This new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and became effective June 30, 2009.  This new guidance did not have a material impact on the Corporation's consolidated financial statements and related disclosures are set forth in Note I to the condensed consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This new guidance revises the presentation and disclosure of transfers of financial assets and the effects of a transfer on an entity's financial position, operating results and cash flows.  Statement No. 166 applies to annual financial statements and interim periods beginning on or after November 15, 2009.  Management has not completed its review of this new guidance.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and The Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  On the effective date of this statement, the FASB Accounting Standards Codification™ (Codification) will supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will not have a material impact on the Corporation's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities

Investment securities consisted of the following (in $1,000s):

	June 30, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States government agency securities	$6,840	$6,850	$9,785	$9,913
Mortgage backed securities	6,041	6,177	4,813	4,890
Municipals	767	782	768	781
	13,648	13,809	15,366	15,584
Held for long-term investment:
Federal Reserve Bank stock	192	192	146	146
Federal Home Loan Bank stock	26,676	26,676	26,053	26,053
Corporate	6,642	6,642	6,591	6,591
Other	151	151	66	66
	33,661	33,661	32,856	32,856

	$47,309	$47,470	$48,222	$48,440

Investments in Federal Reserve Bank and Federal Home Loan Bank stock are restricted and may only be resold to, or redeemed by, the issuer.

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	June 30, 2009		December 31, 2008
	Gains	Losses	Gains	Losses
United States government agency securities	$13	$3	$128	$--
Mortgage backed securities	138	2	85	8
Municipals	15	--	13	--

	$166	$5	$226	$8

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	June 30, 2009		December 31, 2008
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
United States government agency securities	$3	$597	$--	$--
Mortgage backed securities	1	29	4	281
	4	626	4	281
In excess of one year:
Mortgage backed securities	1	51	4	501

	$5	$677	$8	$782

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities—Continued

Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary loss (primarily due to such amounts being attributable to changes in interest rates).  Further, it does not intend to sell such securities and believes it is unlikely sale would become required before the amortized cost can be recovered.

Gross realized gains and losses from sales and maturities of investment securities were insignificant for the periods presented.

Scheduled maturities of investment securities held as of June 30, 2009 were as follows:

	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,937	$4,942
After one year, through five years	2,504	2,522
After five years, through ten years	593	602
After ten years	5,614	5,743
Securities held for long-term investment
without stated maturities	33,661	33,661

	$47,309	$47,470

Note D – Fair Value

FAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Level 3: Significant unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of Capitol's valuation methodologies used to measure and disclose the fair values of its assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available (Level 1).  If quoted prices are not available, fair values are measured using independent pricing models (Level 2).

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at June 30, 2009.  Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics.

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

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United State government agency securities	$6,850	$6,850
Mortgage backed securities	6,177	6,177
Municipals	782	782
	$13,809	$13,809

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United State government agency securities	$9,913	$9,913
Mortgage backed securities	4,890	4,890
Municipals	781	781
	$15,584	$15,584

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 were as follows (in $1,000s):

	Total	Significant Unobservable Inputs (1) (Level 3)

Impaired loans	$72,527	$72,527

Other real estate owned	$103,739	$103,739

(1)	Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Impaired loans (1)	$103,580	$103,580

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value of the collateral.

Many of Capitol's collateral-dependent impaired loans and other real estate owned are located in severely depressed real estate markets.  In those markets, appraisal data may be of limited usefulness in estimating fair value because comparable sale transactions are infrequent, not orderly and are often distressed or forced.

Capitol began applying the fair value measurement and disclosure provisions of FAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis, which did not have a material effect on Capitol's consolidated financial position upon implementation.  The Corporation measures the fair value of the following on a nonrecurring basis:  (1) long-lived assets, (2) foreclosed assets (other real estate owned), (3) the reporting unit under step one of its goodwill impairment test and (4) indefinite lived intangible assets.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Carrying values and estimated fair values of financial instruments for FAS No. 107 disclosure purposes were as follows (in $1,000s):

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$804,581	$804,581	$624,366	$624,366
Loans held for sale	30,843	30,843	10,474	10,474
Investment securities:
Available for sale	13,809	13,809	15,584	15,584
Held for long-term investment	33,661	33,661	32,856	32,856
	47,470	47,470	48,440	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,125,443	2,106,646	2,115,515	2,105,204
Residential (including multi-family)	895,239	880,529	879,754	865,406
Construction, land development and other land	676,358	622,673	797,486	753,028
Total loans secured by real estate	3,697,040	3,609,848	3,792,755	3,723,638
Commercial and other business-purpose loans	786,175	778,314	845,593	830,283
Consumer	55,830	56,066	61,340	62,313
Other	41,383	39,447	35,541	32,504
Total portfolio loans	4,580,428	4,483,675	4,735,229	4,648,738
Less allowance for loan losses	(114,215)	(114,215)	(93,040)	(93,040)
Net portfolio loans	4,466,213	4,369,460	4,642,189	4,555,698

Financial liabilities:
Deposits:
Noninterest-bearing	721,497	721,497	700,786	700,786
Interest-bearing:
Demand accounts	1,328,138	1,328,138	1,231,170	1,231,172
Time certificates of less than $100,000	956,677	959,751	1,160,221	1,161,411
Time certificates of $100,000 or more	1,688,707	1,690,283	1,405,435	1,408,431
Total interest-bearing	3,973,522	3,978,172	3,796,826	3,801,014
Total deposits	4,695,019	4,699,669	4,497,612	4,501,800
Notes payable and short-term borrowings	362,575	363,701	446,925	447,490
Subordinated debentures	167,366	170,841	167,293	170,841

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Given current market conditions, a portion of the loan portfolio is not readily marketable and market prices do not exist.  Capitol has not attempted to market the loan portfolio to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition in FAS No. 157.  Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.  Accordingly, the fair value measurements for loans included in the table on the preceding page are unlikely to represent the instruments' liquidation values.

Note E – Stock Options

Stock option activity for the interim 2009 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,374,159	$13.50 to $ 46.20	$28.28
Granted	69,520	6.04	6.04
Exercised	--
Cancelled or expired	(15,814)

Outstanding at June 30	2,427,865	$6.04 to $ 46.20	$27.70

Stock options were granted in the first six months of 2009 and 2008, with an aggregate fair value approximating $240,000 and $255,000, respectively.  Stock options granted during the interim 2009 period have a vesting date of December 31, 2009 and stock options granted during the interim 2008 period (52,360) became vested at December 31, 2008.  Each stock option expires seven years from date of grant.  Share-based compensation expense relating to stock options for the six months ended June 30, 2009 and 2008 approximated $238,000 and $411,000, respectively.

As of June 30, 2009, stock options outstanding had a weighted average remaining contractual life of 2.23 years and had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of June 30, 2009:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$5.00 to 14.99	69,520	$6.04	6.61 years
$15.00 to 19.99	135,853	16.67	1.23 years
$20.00 to 24.99	574,450	21.69	2.30 years
$25.00 to 29.99	585,415	27.09	1.15 years
$30.00 to 34.99	695,119	32.10	2.19 years
$35.00 or more	367,508	37.92	3.42 years

Total outstanding	2,427,865

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Net Income (Loss) Per Share Attributable to Capitol Bancorp Limited

The computations of basic and diluted earnings (loss) per share were based on the following (in 1,000s) for the periods ended June 30:

	Three Month Period		Six Month Period
	2009	2008	2009	2008

Numerator—net income (loss) attributable to Capitol Bancorp Limited for the period	$(18,698)	$623	$(34,370)	$2,814

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	17,244	17,144	17,203	17,143

Effect of dilutive securities:
Unvested restricted shares	--	33	--	27
Stock options	--	--	--	9
Total effect of dilutive securities	--	33	--	36

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,244	17,177	17,203	17,179

Number of antidilutive stock options excluded from diluted earnings per share computation	2,428	2,494	2,428	2,269

Number of antidilutive unvested restricted shares excluded from diluted earnings per share computation	123	83	123	78

Note G – Trust-Preferred Securities

In April 2009, the Corporation determined that it would commence the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on such securities.  Holders of the trust-preferred securities will continue to recognize current taxable income relating to the deferred interest payments.

Note H – Share-Exchange Transaction

Effective May 31, 2009, Capitol completed a share-exchange transaction with the noncontrolling shareholders of Bank of Auburn Hills, previously a 51% owned subsidiary.  In conjunction with the share exchange, Capitol issued 227,000 previously unissued shares of Capitol's common stock and warrants for the purchase of 76,000 shares of Capitol's common stock.  The exercise price of the warrants is $20.37 per share of Capitol's common stock, which expire May 31, 2012.  As a result of the share exchange transaction, Bank of Auburn Hills became wholly-owned.  Capitol's results of operations would not have been materially different if it had occurred at the beginning of 2009 or 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note I – Subsequent Events

Management has evaluated subsequent events through the time of filing this quarterly report on Form 10-Q on July 31, 2009.

In July 2009, Capitol entered into definitive agreements to sell the following four affiliate institutions:  Bank of Belleville, Bank of Santa Barbara, 1st Commerce Bank and Community Bank of Rowan.  The projected financial impact of the divestiture of these four institutions, along with the sale of Yuma Community Bank announced in May 2009, is set forth in the accompanying pro forma condensed consolidated balance sheet (along with the proposed spin-off discussed in the following paragraphs) on page 34.

On July 21, 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company, through a spin-off transaction.  Upon completion of the proposed spin-off, Capitol will continue to be a bank holding company with national banking operations and MCBL will be a separate publicly-traded bank holding company consisting of the substantial majority of Capitol's prior Michigan-based banks (see accompanying pro forma consolidated financial statements on pages 32 and 33).

In the proposed spin-off, Capitol's shareholders will receive shares of MCBL common stock according to a distribution ratio.  The distribution ratio and related record date for the proposed distribution will be determined in the near future.  The proposed spin-off is subject to a number of contingencies.  The proposed spin-off will enable the two separate publicly-traded companies to focus on maximizing opportunities for the distinct business markets of each, and will allow both Capitol and MCBL to each develop and implement a strategic plan that fits their specific market and operations.

MCBL's consolidated total assets approximated $1.25 billion or about 22% of Capitol's total assets as of June 30, 2009.  If the proposed spin-off had been completed on June 30, 2009, consolidated total assets of Capitol would have approximated $4.5 billion, while reflecting a 32% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at the beginning of 2009, the consolidated net loss attributable to stockholders of Capitol would have been reduced 40% to $20.6 million ($1.20 per share) for the six months ended June 30, 2009.

In July 2009, Capitol proposed a share exchange offer regarding the shares of CDBLs III-VI not already owned by Capitol, whereby there may be an opportunity to exchange Class B common stock of the CDBLs for a combination of convertible preferred stock of Capitol and trust-preferred securities.  If all of the CDBL III-VI shareholders were to exchange their shares pursuant to the proposed exchange offer, Capitol would issue convertible preferred stock with a preference value of approximately $66.7 million and trust-preferred securities with an aggregate liquidation value approximating $23.5 million.  If all CDBL III-VI shareholders were to exchange their CDBL interests, as proposed and if consummated, Capitol's net loss attributable to Capitol Bancorp Limited would have approximated $42.6 million ($2.48 per share) for the six months ended June 30, 2009.  The proposed exchange offer is subject to a number of contingencies.

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $5.7 billion at June 30, 2009 and December 31, 2008.  The balance sheet includes Capitol and its consolidated subsidiaries (in thousands):

	Total Assets
	June 30, 2009	December 31, 2008
Arizona Region:
Arrowhead Community Bank	$83,918	$80,606
Asian Bank of Arizona	41,911	38,127
Bank of Tucson	205,047	189,869
Camelback Community Bank	90,586	93,754
Central Arizona Bank	84,894	79,775
Colonia Bank	13,740	12,522
Mesa Bank	233,622	248,262
Southern Arizona Community Bank	91,852	88,146
Sunrise Bank of Albuquerque	77,879	81,977
Sunrise Bank of Arizona	139,456	119,395
Yuma Community Bank	71,743	73,028
Arizona Region Total	1,134,648	1,105,461

California Region:
Bank of Escondido	100,215	96,803
Bank of Feather River	33,616	29,218
Bank of San Francisco	81,148	74,670
Bank of Santa Barbara	58,984	72,076
Napa Community Bank	158,232	149,093
Point Loma Community Bank	71,036	61,514
Sunrise Bank of San Diego	94,144	86,322
Sunrise Community Bank	41,191	36,139
California Region Total	638,566	605,835

Colorado Region:
Fort Collins Commerce Bank	86,163	80,247
Larimer Bank of Commerce	89,610	88,725
Loveland Bank of Commerce	36,754	32,034
Mountain View Bank of Commerce	43,321	37,740
Colorado Region Total	255,848	238,746

Great Lakes Region:
Bank of Auburn Hills	41,540	43,856
Bank of Maumee	51,773	56,812
Bank of Michigan	82,429	78,716
Capitol National Bank	242,481	245,354
Elkhart Community Bank	110,171	99,917
Evansville Commerce Bank	62,009	63,228
Goshen Community Bank	82,993	87,419
Michigan Commerce Bank(1)	1,212,675	1,275,125
Ohio Commerce Bank	58,567	60,678
Paragon Bank & Trust	114,427	107,491
Great Lakes Region Total	2,059,065	2,118,596

Midwest Region:
Adams Dairy Bank	38,915	33,867
Bank of Belleville	73,815	73,901
Community Bank of Lincoln	55,652	53,222
Summit Bank of Kansas City	61,241	53,429
Midwest Region Total	229,623	214,419

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	June 30, 2009	December 31, 2008
Nevada Region:
1st Commerce Bank	$45,075	$52,622
Bank of Las Vegas	71,526	73,692
Black Mountain Community Bank	163,766	157,545
Desert Community Bank	94,408	100,312
Red Rock Community Bank	124,120	126,993
Nevada Region Total	498,895	511,164

Northeast Region:
USNY Bank	63,700	49,620

Northwest Region:
Bank of Bellevue	56,346	55,841
Bank of Everett	45,731	44,756
Bank of Tacoma	47,645	44,241
High Desert Bank	50,075	41,904
Issaquah Community Bank	37,857	36,942
Northwest Region Total	237,654	223,684

Southeast Region:
Bank of Valdosta	54,628	58,995
Community Bank of Rowan	141,598	138,341
First Carolina State Bank	119,331	119,774
Peoples State Bank	29,106	29,233
Pisgah Community Bank	51,983	36,897
Sunrise Bank of Atlanta	60,624	62,198
Southeast Region Total	457,270	445,438

Texas Region:
Bank of Fort Bend	33,111	26,424
Bank of Las Colinas	43,694	31,354
Texas Region Total	76,805	57,778

Parent company and other, net	74,074	84,095

Consolidated Totals	$5,726,148	$5,654,836

(1)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.

Portfolio loans, the single largest asset category, decreased during the six months ended June 30, 2009 by approximately $155 million, compared to loan growth of about $250 million during the corresponding period of 2008.  Portfolio growth has slowed in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.

Geographic diversification of Capitol's balance sheet has become increasingly important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of June 30, 2009, 37% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (39% at December 31, 2008) and 63% of the consolidated loan portfolio relates to banks located in other regions of the country (61% at December 31, 2008).  The reason why this is important is that Capitol's diversification efforts will add stability to results of operations by further reducing a disproportionate geographic concentration within a specific region.  On July 21, 2009, Capitol announced the proposed spin-off of the substantial majority of its Michigan banking operation which, if completed, would minimize Capitol's future exposure to the Michigan economy.  The proposed spin-off transaction is discussed elsewhere in this narrative.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The consolidated allowance for loan losses at June 30, 2009 approximated $114 million or 2.49% of total portfolio loans, a significant increase from the 1.96% ratio at the beginning of the year.

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

	Periods Ended June 30
	Three Month Period		Six Month Period
	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$99,629	$61,666	$93,040	$58,124

Loans charged-off:
Loans secured by real estate:
Commercial	(3,341)	(2,772)	(5,625)	(3,444)
Residential (including multi-family)	(6,180)	(1,013)	(11,368)	(3,163)
Construction, land development and other land	(7,153)	(1,761)	(13,867)	(3,120)
Total loans secured by real estate	(16,674)	(5,546)	(30,860)	(9,727)
Commercial and other business-purpose loans	(4,825)	(2,496)	(12,758)	(4,297)
Consumer	(252)	(55)	(544)	(189)
Other	(1)	(34)	(1)	(34)
Total charge-offs	(21,752)	(8,131)	(44,163)	(14,247)
Recoveries:
Loans secured by real estate:
Commercial	20	600	122	718
Residential (including multi-family)	154	376	201	460
Construction, land development and other land	2	197	121	223
Total loans secured by real estate	176	1,173	444	1,401
Commercial and other business-purpose loans	335	153	879	583
Consumer	14	24	29	65
Other	--	--	1	1
Total recoveries	525	1,350	1,353	2,050
Net charge-offs	(21,227)	(6,781)	(42,810)	(12,197)
Additions to allowance charged to expense	35,813	9,019	63,985	17,977

Allowance for loan losses at June 30	$114,215	$63,904	$114,215	$63,904

Average total portfolio loans for the period	$4,649,187	$4,541,327	$4,684,544	$4,472,508

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	1.83%	0.60%	1.83%	0.55%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the six-month 2009 period, which increased significantly compared to 2008, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in 2009 was associated primarily with Michigan and certain Arizona and Nevada banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2009 provision for loan losses is discussed in further detail in the ‘Results of Operations’ section of this narrative.

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance sheet date and should not be interpreted as an indication of future charge-offs:

	June 30, 2009		December 31, 2008
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$36,999	0.81%	$30,007	0.63%
Residential (including multi-family)	23,594	0.51%	21,645	0.46%
Construction, land development and other land	20,957	0.46%	17,496	0.37%
Total loans secured by real estate	81,550	1.78%	69,148	1.46%
Commercial and other business-purpose loans	31,027	0.68%	22,547	0.47%
Consumer	1,373	0.03%	1,032	0.02%
Other	265		313	0.01%

Total allowance for loan losses	$114,215	2.49%	$93,040	1.96%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	June 30, 2009	March 31, 2009	December 31, 2008
Nonaccrual loans:
Loans secured by real estate:
Commercial	$84,879	$68,537	$39,892
Residential (including multi-family)	57,764	62,961	35,675
Construction, land development and other land	87,055	77,861	72,996
Total loans secured by real estate	229,698	209,359	148,563
Commercial and other business-purpose loans	24,767	17,233	16,283
Consumer	586	356	190
Total nonaccrual loans	255,051	226,948	165,036

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	2,706	2,345	1,623
Residential (including multi-family)	1,318	2,371	365
Construction, land development and other land	4,284	109	2,293
Total loans secured by real estate	8,308	4,825	4,281
Commercial and other business-purpose loans	1,152	636	747
Consumer	42	50	146
Total past due loans	9,502	5,511	5,174

Total nonperforming loans	$264,553	$232,459	$170,210

Real estate owned and other repossessed assets	103,953	87,074	67,449

Total nonperforming assets	$368,506	$319,533	$237,659

Nonperforming loans at June 30, 2009 approximated 5.78% of total portfolio loans, an increase from the December 31, 2008 ratio of 3.59%.  Nonperforming loans increased $94 million or 55% during the six-month 2009 period.  Notably, the increase in nonperforming loans during the three months ended June 30, 2009 was about half of the corresponding increase during the preceding quarter.  Of the nonperforming loans at June 30, 2009, about 90% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at June 30, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Many of Capitol's collateral-dependent impaired loans are located in severely depressed real estate markets.  In those markets, appraisal data may be of limited usefulness in estimating fair value because comparable sale transactions are infrequent, not orderly and are often distressed or forced.  In accordance with FSP FAS 157-4, management made significant adjustments to appraisal data during the first three months of 2009, reducing estimated losses relating to fair value by $8 million (no material effect during the three months ended June 30, 2009).  Previously, Capitol did not make significant adjustments to appraisal data for the effect of disorderly markets and/or distressed or forced sale price comparisons.

Total nonperforming loans approximated $265 million at June 30, 2009.  Of that total, $137 million or 52% (including some loans carried at the parent level) were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 2.99% of total portfolio loans at June 30, 2009.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 3.35% of portfolio loans for the region on a combined basis as of June 30, 2009 and ranging as high as 4.47% at certain banks.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have increased during the six months ended June 30, 2009 in other regions, such as the Arizona Region ($16.3 million increase) and the Nevada Region ($20.1 million increase) to 7.1% and 8.4% of portfolio loans, respectively, as the effects of the recession have had an evolving significant effect on those regions recently.

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

At June 30, 2009, potential problem loans (including the previously-mentioned nonperforming loans) approximated $747 million or about 16% of total consolidated portfolio loans, compared to approximately $551 million or about 12% at December 31, 2008.  These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first six months of 2009.

Real estate owned and other repossessed assets increased $37 million to $104 million during the six months ended June 30, 2009.  Most of this increase ($28 million) was related to banks located in Michigan and the Arizona Region.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008
Arizona Region:
Arrowhead Community Bank	$56,664	$69,487	$4,321	$2,375	$7,135	$7,430	7.63%	3.42%
Asian Bank of Arizona	33,184	33,023	990	694	1,560	1,898	2.98%	2.10%
Bank of Tucson	153,309	168,390	1,552	1,550	7,284	2,462	1.01%	0.92%
Camelback Community Bank	80,465	84,957	1,550	789	2,938	2,030	1.93%	0.93%
Central Arizona Bank	68,231	69,372	1,900	1,339	2,409	1,895	2.78%	1.93%
Colonia Bank	9,857	7,483	256	120			2.60%	1.60%
Mesa Bank	124,156	147,853	2,381	3,250	19,983	21,423	1.92%	2.20%
Southern Arizona Community Bank	74,909	79,434	1,080	875	353		1.44%	1.10%
Sunrise Bank of Albuquerque	68,021	74,115	1,550	933	5,486	43	2.28%	1.26%
Sunrise Bank of Arizona	93,817	110,131	2,224	1,159	9,410	3,707	2.37%	1.05%
Yuma Community Bank	59,137	63,804	675	730	2,096	1,506	1.14%	1.14%
Arizona Region Total	821,750	908,049	18,479	13,814	58,654	42,394	2.25%	1.52%

California Region:
Bank of Escondido	70,300	62,608	1,573	810	2,811	817	2.24%	1.29%
Bank of Feather River	29,139	22,962	360	320			1.24%	1.39%
Bank of San Francisco	71,680	60,772	1,125	823	165	299	1.57%	1.35%
Bank of Santa Barbara	50,863	60,535	1,347	1,138	2,054	1,841	2.65%	1.88%
Napa Community Bank	137,168	130,150	2,091	1,890		1,848	1.52%	1.45%
Point Loma Community Bank	54,713	52,497	951	797	2,288	795	1.74%	1.52%
Sunrise Bank of San Diego	75,124	76,282	2,041	1,048	2,176	1,444	2.72%	1.37%
Sunrise Community Bank	32,982	28,355	535	440	1,585		1.62%	1.55%
California Region Total	521,969	494,161	10,023	7,266	11,079	7,044	1.92%	1.47%

Colorado Region:
Fort Collins Commerce Bank	78,911	74,280	1,380	1,101	962	48	1.75%	1.48%
Larimer Bank of Commerce	80,040	78,638	1,400	1,160			1.75%	1.48%
Loveland Bank of Commerce	32,949	27,251	705	652	1,709	1,090	2.14%	2.39%
Mountain View Bank of Commerce	37,556	32,180	565	474	598		1.50%	1.47%
Colorado Region Total	229,456	212,349	4,050	3,387	3,269	1,138	1.77%	1.60%

Great Lakes Region:
Bank of Auburn Hills	34,008	39,914	1,310	988	1,628	2,895	3.85%	2.48%
Bank of Maumee	42,245	50,094	729	752	468	37	1.73%	1.50%
Bank of Michigan	66,423	67,700	1,025	996	709	306	1.54%	1.47%
Capitol National Bank	196,755	213,392	8,719	8,341	21,610	12,828	4.43%	3.91%
Elkhart Community Bank	80,449	87,971	3,005	1,702	5,688	3,941	3.74%	1.93%
Evansville Commerce Bank	49,150	55,779	1,171	943	1,164	158	2.38%	1.69%
Goshen Community Bank	69,168	74,144	1,679	1,501	1,309	876	2.43%	2.02%
Michigan Commerce Bank(1)	1,053,537	1,127,348	35,648	30,258	89,933	63,092	3.38%	2.68%
Ohio Commerce Bank	50,352	48,207	814	723			1.62%	1.50%
Paragon Bank & Trust	74,084	87,651	3,312	2,990	8,109	6,447	4.47%	3.41%
Great Lakes Region Total	1,716,171	1,852,200	57,412	49,194	130,618	90,580	3.35%	2.66%

Midwest Region:
Adams Dairy Bank	33,681	28,834	505	450			1.50%	1.56%
Bank of Belleville	63,319	65,150	938	923			1.48%	1.42%
Community Bank of Lincoln	45,427	43,657	1,000	674	590		2.20%	1.54%
Summit Bank of Kansas City	46,191	44,068	711	709	1,509	779	1.54%	1.61%
Midwest Region Total	188,618	181,709	3,154	2,756	2,099	779	1.67%	1.52%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008
Nevada Region:
1st Commerce Bank	$37,065	$30,663	$1,192	$740	$5,894	$1,000	3.22%	2.41%
Bank of Las Vegas	64,205	64,648	930	901	7,649	4,399	1.45%	1.39%
Black Mountain Community Bank	144,865	143,654	1,619	1,765	8,292	1,722	1.12%	1.23%
Desert Community Bank	84,943	87,388	1,607	943	4,060	3,671	1.89%	1.08%
Red Rock Community Bank	99,653	110,143	1,984	1,200	10,496	5,488	1.99%	1.09%
Nevada Region Total	430,731	436,496	7,332	5,549	36,391	16,280	1.70%	1.27%

Northeast Region:
USNY Bank	50,884	43,471	772	680			1.52%	1.56%

Northwest Region:
Bank of Bellevue	42,053	48,838	1,245	850	1,456	170	2.96%	1.74%
Bank of Everett	37,055	32,735	1,550	686	1,582	92	4.18%	2.10%
Bank of Tacoma	38,218	40,175	930	770	2,502	1,183	2.43%	1.92%
High Desert Bank	36,867	35,407	736	624	1,345		2.00%	1.76%
Issaquah Community Bank	27,176	24,238	595	385	339		2.19%	1.59%
Northwest Region Total	181,369	181,393	5,056	3,315	7,224	1,445	2.79%	1.83%

Southeast Region:
Bank of Valdosta	46,403	51,629	896	835	794		1.93%	1.62%
Community Bank of Rowan	113,446	109,290	1,702	1,634	2,357	1,688	1.50%	1.50%
First Carolina State Bank	94,290	97,670	1,553	1,312	2,429	2,421	1.65%	1.34%
Peoples State Bank	21,223	21,314	400	366	1,591	937	1.88%	1.72%
Pisgah Community Bank	43,956	27,746	715	475	116	100	1.63%	1.71%
Sunrise Bank of Atlanta	47,589	52,763	1,070	1,063	1,679	269	2.25%	2.01%
Southeast Region Total	366,907	360,412	6,336	5,685	8,966	5,415	1.73%	1.58%

Texas Region:
Bank of Fort Bend	27,483	19,859	411	305			1.50%	1.54%
Bank of Las Colinas	31,779	29,657	508	435			1.60%	1.47%
Texas Region Total	59,262	49,516	919	740			1.55%	1.49%

Parent company and other, net	13,311	15,473	682	654	6,253	5,135	5.12%	4.23%

Consolidated totals	$4,580,428	$4,735,229	$114,215	$93,040	$264,553	$170,210	2.49%	1.96%

(1)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.

Accounting for income taxes requires significant estimates and management judgments.  At June 30, 2009, Capitol had a deferred tax asset approximating $89.3 million ($61.3 million at December 31, 2008).  The deferred tax asset is composed primarily of temporary differences relating to the allowance for loan losses and net operating loss carryforwards.  If it is determined that realization of the deferred tax asset is in doubt, a valuation reserve is required to reduce the deferred tax asset to the amount which is more-likely-than-not realizable.  No valuation reserve has been deemed necessary by management, inasmuch as it is believed that it is more-likely-than-not that the deferred tax asset will be realized.  Such conclusion is based on the expectation that realization will occur through future operating results and that Capitol's prior experience with de novo banks which incur operating losses and large provisions for loan losses in their most early periods of operation, ultimately becoming profitable.  If a valuation allowance against the deferred tax asset may be necessary in the future, it will adversely affect consolidated operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

The second quarter 2009 net loss attributable to Capitol Bancorp Limited was approximately $18.7 million compared to net income of $623,000 reported for the second quarter of 2008.  The net loss per share attributable to Capitol Bancorp Limited for the three months ended June 30, 2009 was $1.08 compared to diluted earnings per share of $0.04 in the corresponding period of 2008.  The net loss attributable to Capitol Bancorp Limited for the six months ended June 30, 2009 approximated $34.4 million, compared to net income of $2.8 million in the corresponding period of 2008.  The net loss per share attributable to Capitol Bancorp Limited was $2.00 for the six months ended June 30, 2009, compared to earnings per share of $0.16 in the corresponding 2008 period.

The primary reason for the interim 2009 loss was a very large provision for loan losses recorded during the six months ended June 30, 2009 as the Corporation continued to carefully assess the implications and impact of declining property values and weak bank performance.  The provision for loan losses increased $46 million to $64 million for the six months ended June 30, 2009, compared to a provision of $18 million for the corresponding period of 2008.

Analytical Review

The provision for loan losses for the three months ended June 30, 2009 was $35.8 million compared to $9 million during the corresponding 2008 period.  The provision for loan losses for the six-month 2009 period was $64 million compared to $18 million for the same period in 2008.  The provision for loan losses increased significantly in the 2009 period due to higher levels of loan charge-offs and in response to growth in nonperforming loans.  Of the provision for loan losses for the three months ended June 30, 2009, about half was attributable to increasing the allowance for loan losses as a percentage of portfolio loans from 2.12% to 2.49%.  Provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2009 periods.

Net interest income for the first six months of 2009 totaled $78 million, a 7.2% decrease compared to $84.1 million in 2008.  Net interest income for the three months ended June 30, 2009 totaled $40.6 million, a 3.8% decrease compared to $42.2 million in 2008.  The net interest margin approximated 3.02% for the three months ended June 30, 2009, a 4 basis-point increase compared to 2.98% for the three months ended December 31, 2008 and a 0.48% decrease compared to 3.50% for the three months ended June 30, 2008.  Notably, the net interest margin for the three months ended June 30, 2009 improved 21 basis-points from the immediately preceding quarterly period.  Several causal factors impacted the 2009 margin, including elevated levels of nonperforming loans, higher levels of liquidity, competitive pressures at the bank level in pricing of loans and deposits, migration of noninterest-bearing deposits to interest-bearing accounts, changes in interest rates and higher interest costs related to debt obligations.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the three months ended June 30, 2009 was $7 million, an 8% increase compared to the $6.5 million for the same period in 2008.  Noninterest income for the six months ended June 30, 2009 was $12 million, a decrease of $1 million or 8.4%, over the same period in 2008.  The reduction in the six-month 2009 period was due to decreases of $415,000 in other fee income and $685,000 in trust and wealth-management revenue.  Fees from origination of non-portfolio residential mortgage loans totaled $2.4 million for the first six months of 2009, up slightly from $2.0 million for the comparable period in 2008, due to lower interest rates and increasing loan origination volume.  The gain on sales of government-guaranteed loans decreased about 47% in the interim 2009 period compared to 2008, due to the lack of a favorable market for sale of such loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $101.7 million for the six-month 2009 period and $51.7 million for the second quarter of 2009, compared to $92.6 million and $47.8 million, respectively, for the comparable periods of 2008.  The increase in noninterest expense is associated with regulatory fees, growth in the size of previously-existing banks, costs of problem loan administration and other real estate write-downs.  Costs associated with foreclosed properties and other real estate increased to $8.1 million in the 2009 period ($2.1 million in the 2008 period) while the cost of FDIC insurance and other regulatory fees also increased significantly to $7.5 million ($1.9 million in the 2008 period) primarily attributable to a one-time special FDIC industry-wide assessment effective June 30, 2009 which approximated $2.6 million.  The FDIC has announced it is likely that an additional special assessment will be imposed later in 2009, however, the amount has not been determined.  Increases in occupancy, equipment rent, depreciation and maintenance in 2009 relate primarily to the addition of four de novo banks in 2008.

The largest element of noninterest expense is salaries and employee benefits, which approximated $53.5 million for the six months ended June 30, 2009, an increase from $53.3 million in the corresponding period of 2008.  The increase is partly due to the opening of four new banks in 2008 and the severance payments arising from the consolidation of the nine Michigan banks into Michigan Commerce Bank effective March 31, 2009.  For the three months ended June 30, 2009, salaries and employee benefits expense decreased $4.6 million or about 16% from amounts recorded in the immediately preceding quarter, as a result of reductions in staffing and other cost-cutting measures implemented in late 2008 and early 2009.

The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended June 30:

	Three Month Period		Six Month Period
	2009	2008	2009	2008

Bank services (ATMs, telephone banking and Internet banking)	$737	$626	$1,453	$1,181
Loan and collection expense	673	487	1,263	1,033
Directors' fees	578	756	1,261	1,558
Legal fees	581	450	1,040	573
Advertising	513	857	1,020	1,633
Paper, printing and supplies	511	782	1,009	1,552
Communications	423	541	914	1,049
Travel, lodging and meals	494	853	886	1,486
Professional fees	374	334	675	699
Postage	314	348	631	658
Taxes other than income taxes	268	137	493	511
Dues and memberships	220	238	427	459
Courier service	181	232	357	472
Insurance expense	172	146	345	293
Publications	72	45	126	90
Contracted labor	35	124	75	244
Preopening and start-up costs		1,086		2,038
Other	1,978	2,394	4,246	5,046
Total	$8,124	$10,436	$16,221	$20,575

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Six Months Ended June 30
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Arizona Region:
Arrowhead Community Bank	$2,029	$3,303	$(4,186)	$(222)
Asian Bank of Arizona	1,088	953	(815)	(535)
Bank of Tucson	6,428	6,783	1,066	1,978	12.24%	22.17%	1.09%	2.15%
Camelback Community Bank	2,718	3,012	(226)	509		11.07%		1.15%
Central Arizona Bank	2,010	2,559	(1,475)	(646)
Colonia Bank	283	25	(560)	(376)
Mesa Bank	3,865	7,985	(2,398)	744		7.84%		0.69%
Southern Arizona Community Bank	2,621	3,041	21	582	0.46%	12.84%	0.05%	1.34%
Sunrise Bank of Albuquerque	2,124	2,640	(457)	171		4.69%		0.46%
Sunrise Bank of Arizona	3,408	4,177	(2,705)	(180)
Yuma Community Bank	2,379	2,745	312	365	8.55%	9.39%	0.87%	0.96%
Arizona Region Total	28,953	37,223	(11,423)	2,390

California Region:
Bank of Escondido	2,372	2,564	(733)	175		2.42%		0.37%
Bank of Feather River	957	584	(30)	(326)
Bank of San Francisco	2,153	1,880	21	12	0.50%	0.28%	0.05%	0.04%
Bank of Santa Barbara	1,810	2,080	(638)	(170)
Napa Community Bank	4,497	4,240	926	467	11.87%	6.59%	1.29%	0.74%
Point Loma Community Bank	1,724	1,872	(367)	114		3.16%		0.42%
Sunrise Bank of San Diego	2,441	2,847	(788)	168		3.17%		0.38%
Sunrise Community Bank	905	753	(482)	(377)
California Region Total	16,859	16,820	(2,091)	63

Colorado Region:
Fort Collins Commerce Bank	2,532	2,275	166	364	3.48%	8.06%	0.40%	1.13%
Larimer Bank of Commerce	2,613	2,055	183	140	4.60%	3.76%	0.42%	0.46%
Loveland Bank of Commerce	893	646	(177)	(116)
Mountain View Bank of Commerce	1,066	358	(113)	(611)
Colorado Region Total	7,104	5,334	59	(223)

Great Lakes Region:
Bank of Auburn Hills	1,138	1,459	(952)	(459)
Bank of Maumee	1,318	1,373	(217)	(507)
Bank of Michigan	2,342	2,477	19	268	0.53%	8.05%	0.04%	0.78%
Capitol National Bank	6,248	7,723	(1,147)	954		9.98%		0.84%
Elkhart Community Bank	2,402	2,870	(996)	272		6.18%		0.60%
Evansville Commerce Bank	1,789	1,997	(245)	(174)
Goshen Community Bank	2,254	2,675	(148)	261		6.64%		0.66%
Michigan Commerce Bank(3)	33,838	42,436	(9,846)	(1,305)
Ohio Commerce Bank	1,403	1,272	(66)	(111)
Paragon Bank & Trust	2,844	3,624	(1,797)	(185)
Great Lakes Region Total	55,576	67,906	(15,395)	(986)

Midwest Region
Adams Dairy Bank	1,097	672	(50)	(511)
Bank of Belleville	1,900	1,743	13	4	0.37%	0.11%	0.04%	0.01%
Community Bank of Lincoln	1,792	816	(268)	(326)
Summit Bank of Kansas City	1,866	1,547	24	40	0.70%	1.14%	0.08%	0.18%
Midwest Region Total	6,655	4,778	(281)	(793)

Nevada Region:
1st Commerce Bank	1,252	1,141	(474)	(291)
Bank of Las Vegas	2,409	2,437	23	37	0.57%	0.86%	0.06%	0.10%
Black Mountain Community Bank	4,935	5,433	179	881	2.34%	11.95%	0.22%	1.16%
Desert Community Bank	3,021	3,765	(864)	176		3.50%		0.35%
Red Rock Community Bank	3,200	3,971	(1,870)	480		7.06%		0.82%
Nevada Region Total	14,817	16,747	(3,006)	1,283

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Six Months Ended June 30
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Northeast Region:
USNY Bank	$1,394	$712	$(243)	$(409)

Northwest Region:
Bank of Bellevue	1,377	1,432	(681)	(196)
Bank of Everett	1,192	993	(763)	(656)
Bank of Tacoma	1,188	931	(648)	(399)
High Desert Bank	1,178	574	(829)	(380)
Issaquah Community Bank	1,022	536	(344)	(326)
Northwest Region Total	5,957	4,466	(3,265)	(1,957)

Southeast Region:
Bank of Valdosta	1,491	1,640	(218)	(43)
Community Bank of Rowan	3,222	3,726	298	427	5.64%	8.75%	0.46%	0.72%
First Carolina State Bank	2,831	3,319	(492)	208		4.09%		0.38%
Peoples State Bank	699	916	(109)	27		1.06%		0.21%
Pisgah Community Bank	1,059	69	(243)	(560)
Sunrise Bank of Atlanta	1,964	2,305	(215)	(200)
Southeast Region Total	11,266	11,975	(979)	(141)

Texas Region:
Bank of Fort Bend	661	353	(309)	(462)
Bank of Las Colinas	936	511	(182)	(339)
Texas Region Total	1,597	864	(491)	(801)

Parent company and other, net	(39)	1,857	2,745	4,388

Consolidated totals	$150,139	$168,682	$(34,370)	$2,814		1.45%		0.11%

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits.  Total deposits increased $198 million for the six months ended June 30, 2009, compared to a $313 million increase in the corresponding period of 2008.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Brokered deposits approximated $1.1 billion as of June 30, 2009, or about 24% of total deposits, an increase of $24 million during the six-month 2009 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities to aid in matching the repricing of funding sources and assets.  Brokered deposits at June 30, 2009 include about $323 million of relationship-based structured time accounts.

Noninterest-bearing deposits approximated 15.4% of total deposits at June 30, 2009, a decrease from 15.6% at December 31, 2008, and an increase of $21 million in the 2009 interim period compared to a decrease of $2 million during the 2008 period.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

During the 2009 period, interest-bearing accounts increased about $177 million which served as the primary funding source for growth in liquid assets.  Because of the growth in interest-bearing deposits, coupled with higher relative rates on those balances (particularly with time deposit accounts) and deployment of funds into liquid assets, net interest margins have generally decreased.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Interim 2009 deposit growth was deployed primarily into cash and cash equivalents to enhance liquidity.  Cash and cash equivalents amounted to $804.6 million or 14% of total assets at June 30, 2009, compared to $624.4 million or 11% of total assets at December 31, 2008.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at June 30, 2009 is adequate to fund loan demand and meet depositor needs.  In the current low interest rate environment, deployment of deposit growth into cash and cash equivalents adversely impacts net interest margin.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At June 30, 2009, Capitol's banks had approximately $13.8 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $339 million and additional borrowing capacity approximated $295 million at June 30, 2009.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Total notes payable and short-term borrowings were $363 million at June 30, 2009, a reduction of $84.4 million from the beginning of the year as deposit growth enabled repayment of select borrowings in addition to enhanced liquidity discussed previously.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 5.62% at June 30, 2009 and 6.26% at December 31, 2008.  As of June 30, 2009, Capitol's total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $631.9 million or 11.03% of total assets.

In April 2009, the Corporation determined that it would commence the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on such securities.  Holders of the trust-preferred securities will continue to recognize current taxable income relating to the deferred interest payments.

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

Effective May 31, 2009, Capitol completed a share-exchange transaction with the noncontrolling shareholders of Bank of Auburn Hills, previously a 51% owned subsidiary.  In conjunction with the share exchange, Capitol issued 227,000 previously unissued shares of Capitol's common stock and warrants for the purchase of 76,000 shares of Capitol's common stock.  The exercise price of the warrants is $20.37 per share of Capitol's common stock, which expire May 31, 2012.  As a result of the share exchange transaction, Bank of Auburn Hills became wholly-owned.  Capitol's results of operations would not have been materially different if it had occurred at the beginning of 2009 or 2008.

In October 2008, Capitol applied to its primary federal regulator and the FDIC for up to $142 million of preferred stock to be purchased by the U.S. Treasury pursuant to the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP).  Capitol has withdrawn its application to participate in this program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

In February 2009, the U.S. Treasury announced its new Capital Assistance Program (CAP) under which U.S. banking organizations may apply for a U.S. Treasury investment in mandatorily convertible preferred stock in an amount of up to 1% or 2% of risk-weighted assets.  The purpose of the CAP is to provide eligible banking organizations with capital in the form of a preferred security which is convertible into common equity.  Participating banking organizations would also issue warrants to the U.S. Treasury.  Eligibility will be consistent with the criteria and deliberative process established under the TARP/CPP.  Capitol has recently submitted a CAP application on behalf of Michigan Commerce Bancorp Limited (MCBL, described more fully on page 31) in the amount of $21.7 million.  There can be no assurance the CAP application will be approved or, if approved, whether Capitol or MCBL would choose to participate.

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

The Board of Governors of the Federal Reserve, which influences interest rates, changed interbank borrowing rates dramatically in 2008 by an aggregate 400 basis-point decrease.  The Board of Governors of the Federal Reserve has also expressed concerns about a variety of macro economic issues.  Home mortgage rates have recently fluctuated and residential real estate markets have deteriorated in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of subprime and other residential mortgage “meltdown” issues; Capitol believes its exposure to the residential real estate crisis to be generally minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Capitol in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

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

Effective March 31, 2009, nine Michigan bank charters were merged into Michigan Commerce Bank.  The resulting bank, with nine locations, was combined to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  A similar four-bank merger proposal in the greater Phoenix area of Arizona, is pending and subject to regulatory approval.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.  In April 2009, Capitol announced the engagement of a financial advisor to assist management in pursuing divestiture opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Proposed Spin-off of Michigan Commerce Bancorp Limited

On July 21, 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company through a spin-off transaction.  Upon completion of the proposed spin-off, Capitol will continue to be a bank holding company with national banking operations and MCBL will be a separate publicly-traded bank holding company consisting of the substantial majority of Capitol's prior Michigan-based banks (see accompanying pro forma consolidated financial statements).

In the proposed spin-off, Capitol's shareholders will receive shares of MCBL common stock according to a distribution ratio.  The distribution ratio and related record date for the proposed distribution will be determined in the near future.  The proposed spin-off is subject to a number of contingencies.  The proposed spin-off will enable the two separate publicly-traded companies to focus on maximizing opportunities for the distinct business markets of each, and will allow both Capitol and MCBL to each develop and implement a strategic plan that fits their specific market and operations.  The proposed spin-off is illustrated in the accompanying pro forma consolidated financial statements on pages 32 and 33.

MCBL's consolidated total assets approximated $1.25 billion or about 22% of Capitol's total assets as of June 30, 2009.  If the proposed spin-off had been completed on June 30, 2009, consolidated total assets of Capitol would have approximated $4.5 billion, while reflecting a 32% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at the beginning of 2009, the consolidated net loss attributable to stockholders of Capitol would have been reduced 40% to $20.6 million ($1.20 per share) for the six months ended June 30, 2009.

Pending Sale of Five Banks

In July 2009, Capitol entered into definitive agreements to sell the following four affiliate institutions:  Bank of Belleville, Bank of Santa Barbara, 1st Commerce Bank and Community Bank of Rowan.  The projected financial impact of the divestiture of these four institutions, along with the sale of Yuma Community Bank announced in May 2009, is set forth in the accompanying pro forma condensed consolidated balance sheet (along with the proposed spin-off discussed above) on page 34.  Total proceeds from the pending sales are expected to approximate $34.5 million, resulting in a pre-tax gain of $10.2 million ($6.6 million, or $0.38 per share, after federal income tax) and are expected to be consummated in the second half of 2009, subject to regulatory approval and other contingencies.

Proposed Share Exchange Offer

In July 2009, Capitol proposed a share exchange offer regarding the shares of CDBLs III-VI not already owned by Capitol, whereby there may be an opportunity to exchange Class B common stock of the CDBLs for a combination of convertible preferred stock of Capitol and trust-preferred securities.  If all of the CDBL III-VI shareholders were to exchange their shares pursuant to the proposed exchange offer, Capitol would issue convertible preferred stock with a preference value of approximately $66.7 million and trust-preferred securities with an aggregate liquidation value approximating $23.5 million.  If all CDBL III-VI shareholders were to exchange their CDBL interests, as proposed and if consummated, Capitol's net loss attributable to Capitol Bancorp Limited would have approximated $42.6 million ($2.48 per share) for the six months ended June 30, 2009.  The proposed exchange offer is subject to a number of contingencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
June 30, 2009

(in $1,000s, except per share amounts)

		Proposed
		Spin-Off of
		Michigan
	Historical	Commerce
	Amounts	Bancorp Limited	Pro Forma
	As Reported	(Note A)	Consolidated

ASSETS

Cash and cash equivalents	$804,581	$(115,020)	$689,561
Loans held for resale	30,843	(2,592)	28,251
Investment securities	47,470	(8,374)	39,096
Portfolio loans	4,580,428	(1,087,545)	3,492,883
Less allowance for loan losses	(114,215)	36,958	(77,257)
Net portfolio loans	4,466,213	(1,050,587)	3,415,626
Premises and equipment, net	53,669	(11,932)	41,737
Goodwill	71,592	(2,875)	68,717
Other real estate owned	103,739	(25,116)	78,623
Other assets	148,041	(33,474)	114,567

TOTAL ASSETS	$5,726,148	$(1,249,970)	$4,476,178

LIABILITIES AND EQUITY

Liabilities:
Deposits	$4,695,019	$(1,086,341)	$3,608,678
Debt obligations	529,941	(51,400)	478,541
Other liabilities	36,680	(6,523)	30,157
Total liabilities	5,261,640	(1,144,264)	4,117,376

Equity:
Capitol Bancorp Limited stockholders' equity:
Preferred stock	-	-	-
Common stock	277,000	(118,546)	158,454
Retained earnings	45,048	12,799	57,847
Other, net	(463)	41	(422)
Total Capitol Bancorp Limited stockholders' equity	321,585	(105,706)	215,879
Noncontrolling interests in consolidated subsidiaries	142,923	-	142,923
Total equity	464,508	(105,706)	358,802

TOTAL LIABILITIES AND EQUITY	$5,726,148	$(1,249,970)	$4,476,178

Number of common shares outstanding	17,517,331		17,517,331

Book value per share of Capitol Bancorp Limited
stockholders' equity	$18.36		$12.32

Nonperforming loans	$264,553	$(91,562)	$172,991
Real estate owned and other repossessed assets	103,953	(25,134)	78,819
Total nonperforming assets	$368,506	$(116,696)	$251,810

Selected ratios:
Total equity as a percentage of total assets	8.11%	8.46%	8.02%
Total capital as a percentage of total assets--Note B	11.03%	8.46%	11.75%
Allowance for loan losses as a percentage of portfolio loans	2.49%	3.40%	2.21%
Allowance for loan losses coverage ratio of nonperforming loans	43.17%	40.36%	44.66%
Nonperforming loans as a percentage of portfolio loans	5.78%	8.42%	4.95%
Nonperforming assets as a percentage of total assets	6.44%	9.34%	5.63%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pro forma spin-off of Michigan Commerce Bancorp Limited (MCBL), a wholly-owned subsidiary of Capitol Bancorp Limited (Capitol). MCBL's amounts include its wholly-owned subsidiaries, Michigan Commerce Bank and Bank of Auburn Hills.

B--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)
	Six Months Ended June 30, 2009			Year Ended December 31, 2008
					Pro Forma Adjustments
		Spin-Off of			Spin-Off of
		Michigan			Michigan	Spin-Off of
		Commerce			Commerce	Bank of
		Bancorp			Bancorp	Auburn
	Historical	Limited	Pro Forma	Historical	Limited	Hills	Pro Forma
	Amounts	(Notes A and B)	Consolidated	Amounts	(Note A)	(Note B)	Consolidated

Interest income	$138,188	$(32,344)	$105,844	$304,315	$(75,446)	$(2,674)	$226,195
Interest expense	60,149	(14,813)	45,336	140,466	(36,809)	(1,512)	102,145
Net interest income	78,039	(17,531)	60,508	163,849	(38,637)	(1,162)	124,050
Provision for loan losses	63,985	(18,031)	45,954	82,492	(30,040)	(1,189)	51,263
Net interest income after provision for loan losses	14,054	500	14,554	81,357	(8,597)	27	72,787
Noninterest income	11,951	(2,104)	9,847	26,432	(4,491)	(91)	21,850
Noninterest expense	101,683	(22,446)	79,237	190,388	(33,916)	(1,509)	154,963
Loss before income tax benefit	(75,678)	20,842	(54,836)	(82,599)	20,828	1,445	(60,326)
Income tax benefit	(27,419)	7,075	(20,344)	(30,148)	7,060	487	(22,601)
NET LOSS	(48,259)	13,767	(34,492)	(52,451)	13,768	958	(37,725)
Less net losses attributable to noncontrolling interests	13,889	-	13,889	23,844	-	-	23,844

NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(34,370)	$13,767	$(20,603)	$(28,607)	$13,768	$958	$(13,881)

NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED:
Basic	$(2.00)		$(1.20)	$(1.67)			$(0.81)
Diluted	$(2.00)		$(1.20)	$(1.67)			$(0.81)

Elements of net loss per share computations (in 1,000s):
Average number of common shares outstanding
for purposes of computing basic net loss per
share--denominator for basic net loss per share	17,203		17,203	17,147			17,147
Effect of dilutive securities--stock options and unvested
restricted shares	-		-	-			-
Average number of common shares and dilutive securities
for purposes of computing diluted net loss per share	17,203		17,203	17,147			17,147

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations:

A--Pro forma spin-off of Michigan Commerce Bancorp Limited (MCBL), a wholly-owned subsidiary of Capitol Bancorp Limited (Capitol). On March 31, 2009, Capitol transferred its interest in Michigan Commerce Bank (MCB, a wholly-owned subsidiary of Capitol) to MCBL, resulting in MCB becoming a wholly-owned subsidiary of MCBL. The pro forma adjustment removes the operating results of MCB as if the spin-off occurred at the beginning of the period presented.

B--Pro forma spin-off of Bank of Auburn Hills (BAH), previously a wholly-owned subsidiary of Capitol. On June 30, 2009, Capitol transferred its interest in BAH to MCBL, resulting in
BAH becoming a wholly-owned subsidiary of MCBL. The pro forma adjustment removes the operating results of BAH as if the spin-off occurred at the beginning of the period presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
June 30, 2009

(in $1,000s)
		Pro Forma Adjustments
		Proposed
		Spin-Off of	Pending
		Michigan	Sale of
	Historical	Commerce	Five Bank
	Amounts	Bancorp Limited	Subsidiaries		Pro Forma
	As Reported	(Note A)	(Note B)		Consolidated

ASSETS

Cash and cash equivalents	$804,581	$(115,020)	$(20,178)		$669,383
Loans held for resale	30,843	(2,592)	(2,370)		25,881
Investment securities	47,470	(8,374)	(6,970)		32,126
Portfolio loans	4,580,428	(1,087,545)	(323,830)		3,169,053
Less allowance for loan losses	(114,215)	36,958	5,854		(71,403)
Net portfolio loans	4,466,213	(1,050,587)	(317,976)		3,097,650
Premises and equipment, net	53,669	(11,932)	(4,439)		37,298
Goodwill	71,592	(2,875)	(1,234)		67,483
Other real estate owned	103,739	(25,116)	(1,985)		76,638
Other assets	148,041	(33,474)	(6,474)		108,093

TOTAL ASSETS	$5,726,148	$(1,249,970)	$(361,626)		$4,114,552

LIABILITIES AND EQUITY

Liabilities:
Deposits	$4,695,019	$(1,086,341)	$(319,706)		$3,288,972
Debt obligations	529,941	(51,400)	(34,500)		444,041
Other liabilities	36,680	(6,523)	(951)		29,206
Total liabilities	5,261,640	(1,144,264)	(355,157)		3,762,219

Equity:
Capitol Bancorp Limited stockholders' equity:
Preferred stock	-	-			-
Common stock	277,000	(118,546)			158,454
Retained earnings	45,048	12,799	6,601	C	64,448
Other, net	(463)	41			(422)
Total Capitol Bancorp Limited stockholders' equity	321,585	(105,706)	6,601		222,480
Noncontrolling interests in consolidated subsidiaries	142,923	-	(13,070)		129,853
Total equity	464,508	(105,706)	(6,469)		352,333

TOTAL LIABILITIES AND EQUITY	$5,726,148	$(1,249,970)	$(361,626)		$4,114,552

Nonperforming loans	$264,553	$(91,562)	$(12,401)		$160,590
Real estate owned and other repossessed assets	103,953	(25,134)	(1,985)		76,834
Total nonperforming assets	$368,506	$(116,696)	$(14,386)		$237,424

Selected ratios:
Total equity as a percentage of total assets	8.11%				8.56%
Total capital as a percentage of total assets--Note D	11.03%				12.63%
Allowance for loan losses as a percentage of portfolio loans	2.49%				2.25%
Allowance for loan losses coverage ratio of nonperforming loans	43.17%				44.46%
Nonperforming loans as a percentage of portfolio loans	5.78%				5.07%
Nonperforming assets as a percentage of total assets	6.44%				5.77%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pro forma spin-off of Michigan Commerce Bancorp Limited (MCBL), a wholly-owned subsidiary of Capitol Bancorp Limited (Capitol). MCBL's amounts include its wholly-owned subsidiaries, Michigan Commerce Bank and Bank of Auburn Hills.

B--Pending sale of Yuma Community Bank, Bank of Santa Barbara, Bank of Belleville, Community
Bank of Rowan and 1st Commerce Bank.

C--Estimated gain on pending sale of banks (see Note B), less transaction expenses and related federal income tax effect. Sale proceeds are estimated to approximate $34.5 million.

D--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2008, during the six months ended June 30, 2009.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.
Submission of Matters to a Vote of Security Holders.

(a)        Capitol's annual meeting of shareholders was held on April 22, 2009.
(b)        The following matters were voted upon at the annual meeting of shareholders:

(1)      The election of the nominees for the board of directors was voted on by the shareholders.  The nominees, all of whom were elected, are listed below.  The following votes were tabulated:

	For	Withheld

Class II Directors (nominees to serve until 2012 annual meeting)
David O'Leary	13,134,726	385,094
Michael J. Devine	13,084,833	434,987
Gary A. Falkenberg, D.O.	13,153,602	366,218
Joel I. Ferguson	12,990,158	529,662
H. Nicholas Genova	13,151,068	368,752
John S. Lewis	13,181,698	338,122
Steven L. Maas	13,157,933	361,887
Myrl D. Nofziger	13,165,521	354,299

The following individuals, who were not up for election at this Annual Meeting of Shareholders, continue to serve as directors:  Joseph D. Reid, Michael L. Kasten, David L. Becker, James C. Epolito, Kathleen A. Gaskin, Ronald K. Sable, Lyle W. Miller, Paul R. Ballard, Michael F. Hannley (who subsequently resigned on June 15, 2009), Richard A. Henderson, Lewis D. Johns and Cristin K. Reid.

PART II.  OTHER INFORMATION – Continued

Item 4.	Submission of Matters to a Vote of Security Holders. – Continued

(2) Shareholders voted to ratify the appointment of BDO Seidman, LLP as independent auditors for the year ending December 31, 2009. The following votes were tabulated:

For	Against	Abstain	Broker Non-Votes

13,233,025	119,890	12,871	--

Item 5.	Other Information. None.
Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  July 31, 2009

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