Form 10-Q
period 2009-09-30
CAPITOL BANCORP LTD
filed 2009-11-09
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2009
Common Stock, No par value	17,509,631 shares

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

INDEX

PART I.                      FINANCIAL INFORMATION

Forward-Looking Statements
Certain of the statements contained in this document, including Capitol's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results
of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," "may," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) availability of funds under the U.S. Treasury's Capital Assistance Program and Capital Purchase Program, (xii) changes in management, (xiii) Capitol's proposed spin-off of Michigan Commerce Bancorp Limited; (xiv) consummation of pending sales of certain bank subsidiaries, (xv) other risks detailed in Capitol's other filings with the Securities and Exchange Commission, and (xvi) and the following, among others:

• Management's ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of Capitol's net interest income;

• The effect of the recently enacted Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the Department of the U.S. Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to Capitol in the future, all of which may have significant effects on Capitol and the financial services industry;

• The decline in commercial and residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market;

• The risks associated with the high concentration of commercial real estate loans in Capitol's portfolio;

• The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

• Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on Capitol's business and on the businesses of its customers as well as other banks and lending institutions with which Capitol has commercial relationships;

• A continuation of the recent unprecedented volatility in the capital markets;

• The risks associated with implementing Capitol's business strategy, including its ability to preserve and access sufficient capital to execute on its strategy;

• Rising unemployment and its impact on Capitol's customers' savings rates and their ability to service debt obligations;

• Fluctuations in the value of Capitol's investment securities;

• The ability to attract and retain senior management experienced in banking and financial services;

• The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

• Capitol's ability to adapt successfully to technological changes to compete effectively in the marketplace;

• Credit risks and risks from concentrations (by geographic area and by industry) within the Bank's loan portfolio and individual large loans;

• The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in Capitol's market or elsewhere or providing similar services;

• The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

• Volatility of rate sensitive deposits;

• Operational risks, including data processing system failures or fraud;

• Liquidity risks;

• The ability to successfully acquire low cost deposits or funding;

• The ability to successfully execute strategies to increase noninterest income;

• Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, and the quality of the loan portfolio and loan and deposit pricing;

• The impact from liabilities arising from legal or administrative proceedings on the financial condition of Capitol;

• The ability of Capitol's subsidiary banks to pay dividends to Capitol;

• Capitol's ability to pay cash dividends on its common stock;

• Possible administrative or enforcement actions of banking regulators in connection with any material failure of Capitol or its subsidiary banks to comply with banking laws, rules or regulations;

• Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on Capitol through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

• Changes in general economic or industry conditions, nationally or in the communities in which Capitol conducts business;

• Changes in legislation or regulatory and accounting principles, policies, or guidelines affecting the business conducted by Capitol;

• The impact of possible future goodwill and other material impairment charges;

• Acts of war or terrorism; and

• Other economic, competitive, governmental, regulatory, and technical factors affecting Capitol's operations, products, services, and prices.

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$95,929	$136,499
Money market and interest-bearing deposits	768,582	391,836
Federal funds sold	25,183	96,031
Cash and cash equivalents	889,694	624,366
Loans held for sale	14,432	10,474
Investment securities -- Note C:
Available for sale, carried at fair value	18,005	15,584
Held for long-term investment, carried at
amortized cost which approximates fair value	30,710	32,856
Total investment securities	48,715	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,013,473	2,115,515
Residential (including multi-family)	806,027	879,754
Construction, land development and other land	579,752	797,486
Total loans secured by real estate	3,399,252	3,792,755
Commercial and other business-purpose loans	707,302	845,593
Consumer	45,866	61,340
Other	37,114	35,541
Total portfolio loans	4,189,534	4,735,229
Less allowance for loan losses	(126,188)	(93,040)
Net portfolio loans	4,063,346	4,642,189
Premises and equipment	49,353	59,249
Accrued interest income	16,069	18,871
Goodwill	68,078	72,342
Other real estate owned	119,801	67,171
Other assets	54,674	111,734

TOTAL ASSETS	$5,324,162	$5,654,836

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$651,887	$700,786
Interest-bearing	3,856,456	3,796,826
Total deposits	4,508,343	4,497,612
Debt obligations:
Notes payable and short-term borrowings	300,326	446,925
Subordinated debentures -- Note G	167,402	167,293
Total debt obligations	467,728	614,218
Accrued interest on deposits and other liabilities	31,489	29,938
Total liabilities	5,007,560	5,141,768

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Note E:
Preferred stock, 20,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2009 - 17,509,631 shares
2008 - 17,293,908 shares	277,087	274,018
Retained earnings (deficit)	(38,700)	80,255
Undistributed common stock held by employee-benefit trust	(569)	(569)
Fair value adjustment (net of tax effect) for investment
securities available for sale (accumulated other
comprehensive income)	116	144
Total Capitol Bancorp Limited stockholders' equity	237,934	353,848
Noncontrolling interests in consolidated subsidiaries	78,668	159,220
Total equity	316,602	513,068

TOTAL LIABILITIES AND EQUITY	$5,324,162	$5,654,836

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(in thousands, except per share data)

	Three-Month Period		Nine-Month Period
	2009	2008	2009	2008
Interest income:
Portfolio loans (including fees)	$66,502	$73,328	$202,937	$224,897
Loans held for sale	183	145	744	681
Taxable investment securities	128	154	432	389
Federal funds sold	31	1,259	89	3,480
Other	501	610	1,331	1,689
Total interest income	67,345	75,496	205,533	231,136
Interest expense:
Deposits	21,197	27,149	68,980	84,826
Debt obligations and other	6,096	7,308	18,462	21,144
Total interest expense	27,293	34,457	87,442	105,970
Net interest income	40,052	41,039	118,091	125,166
Provision for loan losses	48,771	53,810	112,756	71,787
Net interest income (deficiency) after
provision for loan losses	(8,719)	(12,771)	5,335	53,379
Noninterest income:
Service charges on deposit accounts	1,562	1,526	4,569	4,316
Trust and wealth-management revenue	1,288	1,791	3,811	4,999
Fees from origination of non-portfolio residential
mortgage loans	788	926	3,186	2,910
Gain on sales of government-guaranteed loans	1,242	608	1,887	1,831
Gain on sale of bank subsidiary	1,187		1,187
Realized gain on sale of investment securities available
for sale	41	5	42	50
Other	1,054	2,095	4,431	5,887
Total noninterest income	7,162	6,951	19,113	19,993
Noninterest expense:
Salaries and employee benefits	23,482	29,319	76,977	82,597
Occupancy	4,864	4,968	14,598	13,872
Equipment rent, depreciation and maintenance	3,046	3,821	9,680	9,695
Costs associated with foreclosed properties and other
real estate owned	9,834	2,040	17,971	4,132
FDIC insurance premiums and other regulatory fees	3,796	1,029	11,258	2,899
Other	10,455	12,615	26,676	33,190
Total noninterest expense	55,477	53,792	157,160	146,385
Loss before income taxes (benefit)	(57,034)	(59,612)	(132,712)	(73,013)
Income taxes (benefit)	72,140	(20,732)	44,721	(25,428)
NET LOSS	(129,174)	(38,880)	(177,433)	(47,585)
Less net losses attributable to noncontrolling interests	45,426	6,385	59,315	17,904

NET LOSS ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(83,748)	$(32,495)	$(118,118)	$(29,681)

NET LOSS PER SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note F:
Basic and Diluted	$(4.81)	$(1.90)	$(6.84)	$(1.73)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(in thousands, except share and per share data)

	Capitol Bancorp Limited Stockholders' Equity
			Undistributed
			Common Stock	Accumulated	Total Capitol	Noncontrolling
		Retained	Held by	Other	Bancorp Limited	Interests in
	Common	Earnings	Employee-	Comprehensive	Stockholders'	Consolidated	Total
	Stock	(Deficit)	Benefit Trust	Income	Equity	Subsidiaries	Equity

Nine Months Ended September 30, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145	$156,198	$545,343

Investment in consolidated subsidiary by noncontrolling
interests						22,410	22,410

Issuance of 109,435 shares of common stock upon exercise
of stock options	1,960				1,960		1,960

Surrender of 93,964 shares of common stock to facilitate
exercise of stock options	(2,090)				(2,090)		(2,090)

Surrender of 14,199 shares of common stock to facilitate
vesting of restricted stock	(286)				(286)		(286)

Issuance of 31,790 unvested shares of restricted common
stock, net of related unearned employee compensation
and 12,322 forfeited shares	--				--		--

Recognition of compensation expense relating to restricted
common stock and stock options	1,693				1,693		1,693

Tax benefits from share-based payments	161				161		161

Transfer of 250 shares of common stock to employee stock
ownership plan	(2)		6		4		4

Cash dividends paid ($0.45 per share)		(7,792)			(7,792)		(7,792)

Components of comprehensive loss:
Net loss		(29,681)			(29,681)	(17,904)	(47,585)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(6)	(6)		(6)
Comprehensive loss							(47,591)

BALANCES AT SEPTEMBER 30, 2008	$273,644	$80,047	$(580)	$(3)	$353,108	$160,704	$513,812

Nine Months Ended September 30, 2009

Balances at January 1, 2009	$274,018	$80,255	$(569)	$144	$353,848	$159,220	$513,068

Sale of subsidiary shares to noncontrolling interest		27			27	134	161

Reduction in noncontrolling interests in consolidated
subsidiaries due to deconsolidation -- Note I						(18,829)	(18,829)

Issuance of 227,357 shares of common stock to acquire
noncontrolling interest in subsidiaries	2,542				2,542	(2,542)	--

Surrender of 3,934 shares of common stock to facilitate
vesting of restricted stock	(23)				(23)		(23)

Recognition of compensation expense relating to restricted
common stock and stock options -- Note E	719				719		719

Tax effect of share-based payments	(169)				(169)		(169)

Cash dividends paid ($0.05 per share)		(864)			(864)		(864)

Components of comprehensive loss:
Net loss		(118,118)			(118,118)	(59,315)	(177,433)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(28)	(28)		(28)
Comprehensive loss					(118,146)		(177,461)

BALANCES AT SEPTEMBER 30, 2009	$277,087	$(38,700)	$(569)	$116	$237,934	$78,668	$316,602

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)

	2009	2008

OPERATING ACTIVITIES
Net loss	$(177,433)	$(47,585)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Provision for loan losses	112,756	71,787
Depreciation of premises and equipment	7,841	8,433
Amortization of intangibles and goodwill impairment	2,486	376
Net accretion of investment security discounts	(38)	(1)
Loss on sale of premises and equipment	107	158
Gain on sales of government-guaranteed loans	(1,887)	(1,831)
Gain on sale of bank subsidiary	(1,187)
Realized gain on sale of investment securities available
for sale	(42)	(50)
Loss on sales of other real estate owned	1,007	505
Write-down in other real estate owned	12,771	14,730
Amortization of issuance costs of subordinated debentures	109	81
Share-based compensation expense	719	1,693
Provision to establish valuation allowance for deferred
tax assets	41,845	-
Originations and purchases of loans held for sale	(261,951)	(170,646)
Proceeds from sales of loans held for sale	257,552	179,731
Decrease (increase) in accrued interest income and other assets	24,204	(36,133)
Increase (decrease) in accrued interest expense on deposits and
other liabilities	2,751	(5,065)

NET CASH PROVIDED BY OPERATING
ACTIVITIES	21,610	16,183

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	916	1,024
Proceeds from calls, prepayments and maturities of investment
securities	15,166	14,435
Purchases of investment securities	(33,783)	(27,171)
Net decrease (increase) in portfolio loans	132,454	(441,524)
Proceeds from sales of premises and equipment	1,974	167
Purchases of premises and equipment	(3,655)	(8,727)
Proceeds from sale of bank subsidiary	9,506
Proceeds from sale of other real estate owned	11,182	5,746

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES	133,760	(456,050)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts
and savings accounts	295,852	(79,524)
Net increase (decrease) in certificates of deposit	(27,992)	518,340
Net proceeds from (payments on) debt obligations	953	(3,665)
Proceeds from Federal Home Loan Bank advances	2,768,830	1,278,205
Payments on Federal Home Loan Bank advances	(2,876,522)	(1,162,388)
Net proceeds from issuance of subordinated debentures	-	11,131
Resources provided by noncontrolling interests	134	22,410
Net proceeds from issuance of common stock	-	1,960
Tax effect of share-based payments	(169)	161
Cash dividends paid	(864)	(7,792)

NET CASH PROVIDED BY FINANCING ACTIVITIES	160,222	578,838

INCREASE IN CASH AND CASH EQUIVALENTS	315,592	138,971

Cash and cash equivalents of deconsolidated subsidiaries	(50,264)	-

Cash and cash equivalents at beginning of period	624,366	352,372

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$889,694	$491,343

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and debt obligations	$88,356	$106,789
Transfers of loans to other real estate owned	80,991	63,458
Surrender of common stock to facilitate exercise of stock options
and vesting of restricted stock	23	2,376

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

The results of operations for the periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008 was derived from audited consolidated financial statements as of that date.  Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Note B – Implementation of New Accounting Standards

In September 2006, an accounting standard regarding fair value was issued which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expanded related financial statement disclosures.  The standard was originally effective beginning January 1, 2008 but was subsequently deferred until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  Fair value disclosures are set forth in Note D to the condensed consolidated financial statements.

In December 2007, a new accounting standard was issued to further enhance the accounting and financial reporting related to business combinations.  This standard established principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, (3) requires that acquisition-related and restructuring costs be recognized separately from the acquisition, generally charged to expense when incurred and (4) determines information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This standard applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The effects of the Corporation's adoption of this standard had no impact upon implementation and its subsequent impact will depend upon the extent and magnitude of acquisitions in the future.

Also in December 2007, a new accounting standard was issued to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent's equity, (2) the amount of consolidated net income (loss) attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value and (5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This standard became effective for Capitol on January 1, 2009 and the accompanying condensed consolidated financial statements reflect the implementation of this new accounting standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note B – Implementation of New Accounting Standards – Continued

On April 9, 2009, several new accounting standards were issued which became effective for interim 2009 reporting.

One of the new standards requires interim disclosures about fair value of financial instruments in addition to annual reporting.  The required interim disclosures are included in Note D to the condensed consolidated financial statements.

Another new standard amended the other-than-temporary-impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary-impairments on debt and equity securities in financial statements.  Implementation of this new guidance did not have a material effect on Capitol's consolidated financial statements.  The expanded interim disclosures about investment securities are set forth in Note C to the condensed consolidated financial statements.

The final new standard issued in April 2009 amended prior fair value guidance to aid in determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  This new guidance intended to clarify that significant adjustments to quoted prices may be necessary to estimate fair value when there has been a significant decrease in the volume and activity for the asset/liability in relation to normal market activity.  Fair value is the price that would be received to sell an asset (or paid to transfer a liability) in an orderly transaction (that is, not a forced liquidation or distressed sale) between willing market participants under current market conditions.  Capitol's implementation of this standard and its related disclosures are set forth in Note D to the condensed consolidated financial statements.

In March 2008, a new accounting standard was issued which revises the presentation and disclosure of derivatives and hedging activities.  It became effective for Capitol on January 1, 2009 and did not have a material impact on Capitol's condensed consolidated financial statements upon implementation.

In February 2008, a new accounting standard was issued which clarifies transfers and certain transactions' accounting subject to the provisions of standards for accounting for transfers of financial assets and repurchase financing transactions.  It became effective January 1, 2009 and did not have a material impact on Capitol's financial position or results of operations upon implementation.  In June 2009, that accounting standard was amended to revise the presentation and disclosure of transfers of financial assets and the effects of a transfer on an entity's financial position, financial performance and cash flows.  This standard applies to fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  Management has not completed its review of this new guidance.

In May 2009, a new accounting standard was issued which requires the disclosure of the date through which an entity has evaluated subsequent events and became effective June 30, 2009.  This new guidance did not have a material impact on the Corporation's consolidated financial statements and the related disclosures are set forth in Note N to the condensed consolidated financial statements.

In June 2009, a new accounting standard was issued related to the hierarchy of generally accepted accounting principles.  On the effective date of this standard, the Financial Accounting Standards Board Accounting Standards Codification™ (Codification) supersedes all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification becomes non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and did not have a material impact to the Corporation's condensed consolidated financial statements upon implementation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities

Investment securities consisted of the following (in $1,000s):

	September 30, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States government agency securities	$7,150	$7,161	$9,785	$9,913
Mortgage-backed securities	9,912	10,061	4,813	4,890
Municipals	767	783	768	781
	17,829	18,005	15,366	15,584
Held for long-term investment:
Federal Reserve Bank stock	210	210	146	146
Federal Home Loan Bank stock	24,534	24,534	26,053	26,053
Capitol Development Bancorp Limited III	637	637
Corporate	5,229	5,229	6,591	6,591
Other	100	100	66	66
	30,710	30,710	32,856	32,856

	$48,539	$48,715	$48,222	$48,440

Investments in Federal Reserve Bank and Federal Home Loan Bank stock are restricted and may only be resold to, or redeemed by, the issuer.  Corporate investments consist primarily of equity-method investments in limited partnerships and a limited liability company.  Those entities, which are involved in making equity investments in banks and small businesses, use the fair value method of accounting in valuing their investment portfolios.

Securities held for long term investment are not subject to the classification and accounting rules relating to most typical investments.  Rather, investments in Federal Home Loan Bank stock and Federal Reserve Bank stock are required to be recorded at cost and generally classified within other assets.  In addition, Capitol's corporate investments consist mostly of equity-method investments in small limited partnerships which, accordingly, are outside of the scope of accounting rules for most typical investments which often require use of estimated fair value.  Notwithstanding that these investments are outside the scope of such accounting rules, they are included in Capitol's investment securities for financial reporting purposes to summarize all such investment securities together for reporting purposes.

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	September 30, 2009		December 31, 2008
	Gains	Losses	Gains	Losses
United States government agency securities	$13	$2	$128	$--
Mortgage-backed securities	149	--	85	8
Municipals	16	--	13	--

	$178	$2	$226	$8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities—Continued

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	September 30, 2009		December 31, 2008
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
Mortgage-backed securities	$--	$--	$4	$281
United States government agency securities	2	700	--	--
	$2	$700	$4	$281
In excess of one year:
Mortgage-backed securities	$--	$--	$4	$501

Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary loss (primarily due to such amounts being attributable to changes in interest rates).  Further, it does not intend to sell such securities and believes it is unlikely a sale would become required before the amortized cost can be recovered.

Gross realized gains and losses from sales and maturities of investment securities were insignificant for the periods presented.

Scheduled maturities of investment securities held as of September 30, 2009 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,517	$5,523
After one year, through five years	2,311	2,326
After five years, through ten years	580	591
After ten years	9,421	9,565
Securities held for long-term
investment without stated
maturities	30,710	30,710

	$48,539	$48,715

Note D – Fair Value

Accounting standards establish a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at September 30, 2009.  Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral-dependent loans are recorded to reflect partial write-downs based on the observable market price, current appraised value of the collateral or other estimates of fair value.

Other real estate owned:  At the time of foreclosure, foreclosed properties are adjusted to estimated fair value less estimated costs to sell upon transfer from portfolio loans to other real estate owned, establishing a new accounting basis.  The Corporation subsequently adjusts estimated fair value on other real estate owned on a nonrecurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value.

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United States government agency securities	$7,161	$7,161
Mortgage-backed securities	10,061	10,061
Municipals	783	783
	$18,005	$18,005

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United States government agency securities	$9,913	$9,913
Mortgage-backed securities	4,890	4,890
Municipals	781	781
	$15,584	$15,584

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 were as follows (in $1,000s):

	Total	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$123,914	$123,914

Other real estate owned (1)	$119,801	$119,801

(1)	Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Impaired loans (1)	$103,580	$103,580

(1)	Represents carrying value based on the appraised value of the applicable collateral or other estimates of fair value.

Many of Capitol's collateral-dependent impaired loans and other real estate owned are located in severely depressed real estate markets.  In those markets, appraisal data may be of limited usefulness in estimating fair value because comparable sale transactions are infrequent, not orderly and are often distressed or forced.

Appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a real-estate loan will be foreclosed.  Adjustments to the loan's carrying value or the allowance for loan losses are made, when appropriate, after review of the appraisal or subsequently if it is determined that the market significantly declines further.  The timing of the recognition of a collateral-dependent loan as nonperforming is dependent on several factors, including the performance of the loan, the payment history of the loan or the receipt of updated borrower financial information.  When borrower performance has deteriorated (for example, sales or leasing has not occurred as expected), the borrower has become late on the required payments or financial information received indicates adverse financial trends, the loan will be regraded and, if appropriate, an updated appraisal will be ordered.  In the interim period between loans being recognized as impaired and the appraisal being received, the loan will be included within loss contingency pools.  When the appraisal is received and reviewed and any further fair value analysis is completed, the loan will be evaluated for any appropriate charge-down.  Generally, negative differences between appraised value, less the estimated cost to sell, and the carrying value of the loan are charged to the allowance for loan losses when the appraisal has been received and reviewed.  Occasionally, additional amounts may be specifically reserved if there is a pending event which may impact the fair value estimate.  Internally-developed evaluations may be used when the amount of the loan is less than $250,000.  Internal evaluations may also be used when the most recent appraisal date is within a year and economic conditions have had corrections or deterioration.  Updated appraisals are obtained at least annually for collateral-dependent loans and other real estate owned.

Effective January 1, 2009, in accordance with recent accounting standards, Capitol began applying the fair value measurement and disclosure provisions regarding fair value to nonfinancial assets and liabilities measured on a nonrecurring basis, which did not have a material effect on Capitol's consolidated financial position upon implementation.  The Corporation measures the fair value of the following nonfinancial assets on a nonrecurring basis:  (1) long-lived assets, (2) foreclosed assets (other real estate owned), (3) the reporting unit under step one of its goodwill impairment test and (4) indefinite lived intangible assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in ASC 825-10 were as follows (in $1,000s):

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$889,694	$889,694	$624,366	$624,366
Loans held for sale	14,432	14,432	10,474	10,474
Investment securities:
Available for sale	18,005	18,005	15,584	15,584
Held for long-term investment	30,710	30,710	32,856	32,856
	48,715	48,715	48,440	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,013,473	2,026,975	2,115,515	2,105,204
Residential (including multi-family)	806,027	802,209	879,754	865,406
Construction, land development and other land	579,752	515,233	797,486	753,028
Total loans secured by real estate	3,399,252	3,344,417	3,792,755	3,723,638
Commercial and other business-purpose loans	707,302	706,085	845,593	830,283
Consumer	45,866	46,394	61,340	62,313
Other	37,114	36,243	35,541	32,504
Total portfolio loans	4,189,534	4,133,139	4,735,229	4,648,738
Less allowance for loan losses	(126,188)	(126,188)	(93,040)	(93,040)
Net portfolio loans	4,063,346	4,006,951	4,642,189	4,555,698

Financial liabilities:
Deposits:
Noninterest-bearing	651,887	651,887	700,786	700,786
Interest-bearing:
Demand accounts	1,341,614	1,341,619	1,231,170	1,231,172
Time certificates of less than $100,000	909,826	917,813	1,160,221	1,161,411
Time certificates of $100,000 or more	1,605,016	1,610,752	1,405,435	1,408,431
Total interest-bearing	3,856,456	3,870,184	3,796,826	3,801,014
Total deposits	4,508,343	4,522,071	4,497,612	4,501,800
Notes payable and short-term borrowings	300,326	302,051	446,925	447,490
Subordinated debentures	167,402	170,841	167,293	170,841

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Given current market conditions, a portion of the loan portfolio is not readily marketable and market prices do not exist.  Capitol has not attempted to market the loan portfolio to potential buyers, if any exist, to determine the fair value of those instruments.  Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.  Accordingly, the fair value measurements for loans included in the table on the preceding page are unlikely to represent the instruments' liquidation values.

Note E – Stock Options

Stock option activity for the interim 2009 period is summarized as follows:

	Number of Stock Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1	2,374,159	$13.50 to $ 46.20	$28.28
Granted	69,520	6.04	6.04
Exercised	--
Cancelled or expired	(68,699)	13.50 to 21.82	20.88

Outstanding at September 30	2,374,980	$6.04 to $ 46.20	$27.84

Stock options were granted in the first nine months of 2009 and 2008, with an aggregate fair value approximating $240,000 and $255,000, respectively.  Stock options granted during the interim 2009 period have a vesting date of December 31, 2009 and stock options granted during the interim 2008 period (52,360) became vested at December 31, 2008.  Each stock option expires seven years from date of grant.  Share-based compensation expense relating to stock options for the nine months ended September 30, 2009 and 2008 approximated $342,000 and $565,000, respectively.

As of September 30, 2009, stock options outstanding had a weighted average remaining contractual life of 2.23 years and, due to the exercise price being greater than the current fair value of Capitol's common stock, had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of September 30, 2009:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$5.00 to 14.99	69,520	$6.04	6.61 years
$15.00 to 19.99	135,288	16.67	1.23 years
$20.00 to 24.99	522,130	21.70	2.30 years
$25.00 to 29.99	585,415	27.09	1.15 years
$30.00 to 34.99	695,119	32.10	2.19 years
$35.00 or more	367,508	37.92	3.42 years

Total outstanding	2,374,980

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Net Loss Per Share Attributable to Capitol Bancorp Limited

The computations of basic and diluted loss per share were based on the following (in 1,000s) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2009	2008	2009	2008

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(83,748)	$(32,495)	$(118,118)	$(29,681)

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic loss per share)	17,398	17,145	17,269	17,144

Effect of dilutive securities:
Unvested restricted shares	--	--	--	--
Warrants	--		--
Stock options	--	--	--	--
Total effect of dilutive securities	--	--	--	--

Denominator for diluted net loss per share—
Weighted average number of shares and potential dilution	17,398	17,145	17,269	17,144

Number of antidilutive stock options excluded from diluted net loss per share computation (see Note E)	2,375	2,389	2,375	2,389

Number of antidilutive unvested restricted shares excluded from diluted net loss per share computation	109	61	109	61

Number of antidilutive warrants excluded from diluted net loss per share computation	76		76

Note G – Trust-Preferred Securities

In April 2009, the Corporation determined that it would commence the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on such securities.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

Note H – Share-Exchange Transaction

Effective May 31, 2009, Capitol completed a share-exchange transaction with the noncontrolling shareholders of Bank of Auburn Hills, previously a 51%-owned subsidiary.  In conjunction with the share exchange, Capitol issued 227,000 previously unissued shares of Capitol's common stock and warrants for the purchase of 76,000 shares of Capitol's common stock.  The exercise price of the warrants is $20.37 per share of Capitol's common stock, which expire May 31, 2012.  As a result of the share exchange transaction, Bank of Auburn Hills became wholly-owned.  Capitol's results of operations would not have been materially different if the share exchange transaction had occurred at the beginning of the periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note I – Deconsolidation of Subsidiaries

Bank of Santa Barbara, Community Bank of Rowan and Summit Bank of Kansas City are majority-owned subsidiaries of Capitol Development Bancorp Limited III (CDBL III) of which Capitol ceased to have majority voting control effective September 30, 2009 when the previously nonvoting Class B shares of CDBL III became voting.  Thus, effective September 30, 2009, these banks and the CDBL III holding company ceased to be consolidated subsidiaries of Capitol and assets totaling $257.7 million and related equity amounts were removed from the consolidated balance sheet on that date.

Note J – Sale of Subsidiary Banks

Effective September 21, 2009, Capitol completed the sale of Yuma Community Bank, previously a wholly-owned subsidiary.  Capitol received $9.5 million in sale proceeds and recorded a pre-tax gain of approximately $1.2 million.  Capitol's consolidated results of operations would not have been materially different if the sale had occurred at the beginning of the periods presented.

In July 2009, Capitol entered into definitive agreements to sell the following four affiliate institutions:  1st Commerce Bank, Bank of Belleville, Bank of Santa Barbara and Community Bank of Rowan.  Bank of Santa Barbara and Community Bank of Rowan are subsidiaries of CDBL III which as disclosed in Note I were deconsolidated effective September 30, 2009.  The projected financial impact of the divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 42 and 44 (along with the proposed spin-off discussed in Note K).

On November 6, 2009, the sale of Bank of Santa Barbara was completed.  The remaining three pending bank sales are in various stages of regulatory approval for which approval is not assured.

Note K – Proposed Spin-Off

On July 21, 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company through a spin-off transaction.  If completed, Capitol would continue to be a bank holding company with national banking operations and MCBL would become a separate publicly-traded bank holding company consisting of the substantial majority of Capitol's prior Michigan-based banks (see accompanying pro forma condensed consolidated financial statements on pages 42-44).

In the proposed spin-off, Capitol's shareholders would receive shares of MCBL common stock according to a distribution ratio.  The distribution ratio and related record date for the proposed distribution would be determined at a later date.  The proposed spin-off is subject to a number of significant contingencies.  The proposed spin-off would enable the two separate publicly-traded companies to focus on maximizing opportunities for the distinct business markets of each, and will allow both Capitol and MCBL to each develop and implement a strategic plan that fits their specific market and operations.  As of the date of this report, Capitol has not received regulatory approval of the proposed spin-off.

MCBL's consolidated total assets approximated $1.2 billion or about 23% of Capitol's total assets as of September 30, 2009.  If the proposed spin-off had been completed on September 30, 2009, consolidated total assets of Capitol would have approximated $4.1 billion, while reflecting a 33.1% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at January 1, 2009, the consolidated net loss attributable to Capitol would have been reduced 48.5% to $60.8 million ($3.52 per share) for the nine months ended September 30, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note L – Proposed Share Exchange Transaction

In July 2009, Capitol proposed a share exchange offer regarding the shares of Capitol Development Bancorp Limited (CDBL) III-VI not already owned by Capitol, whereby Class B common stock of the CDBLs could be exchanged for a combination of convertible preferred stock of Capitol and trust-preferred securities.  The proposed exchange offer was terminated in October 2009.

Note M – Regulatory Agreements

On September 21, 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the Reserve Bank) under which Capitol has agreed to refrain from the following actions without the prior written consent of the Reserve Bank (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank or from any of its subsidiary institutions that is subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums of subordinated debentures or trust preferred securities; (v) incur, increase or guarantee any debt; or (vi) purchase or redeem any shares of its own stock or any shares of the stock of Capitol, the second-tier bank holding companies, the nonbank subsidiaries or any of the subsidiary banks that are held by shareholders.

Capitol has also agreed to (i) submit to the Reserve Bank, within 60 days of the agreement, a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank as a separate legal entity on a stand-alone basis; (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise within 60 days of this agreement its ALLL methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank, within 60 days of the agreement, a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's earnings and overall condition for the remainder of 2009 and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

Certain of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such regulatory agreements are noted as such in the regulatory capital detail appearing on page 37.

Note N – Subsequent Events

Management has evaluated subsequent events through the time of filing this quarterly report on Form 10-Q on November 9, 2009.

On November 6, 2009, the sale of Bank of Santa Barbara was completed, resulting in aggregate proceeds approximating $3.9 million.  As discussed in Note I, the Bank of Santa Barbara was not included in Capitol's consolidated assets at the time of sale.  The pre-tax gain on sale of the bank will approximate $1.1 million.

On November 6, 2009, new tax legislation was signed into law which would increase the amount of tax benefits realizable through carryback of operating losses.  Management has not completed its analysis of that new tax legislation, however, it is believed that it will be beneficial to the Corporation during the fourth quarter of 2009 through the recognition of additional income tax benefits in the form of potential refund of taxes previously paid which were charged to expense in prior years.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Capitol for the periods indicated.  The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Capitol's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  Please refer to commentary regarding forward-looking statements appearing on page 2 of this document.

Financial Condition

Total assets approximated $5.3 billion at September 30, 2009 and $5.7 billion at December 31, 2008.  The balance sheet includes Capitol and its consolidated subsidiaries (in thousands):

	Total Assets
	September 30, 2009	December 31, 2008
Arizona Region:
Arrowhead Community Bank	$77,223	$80,606
Asian Bank of Arizona	40,202	38,127
Bank of Tucson	206,996	189,869
Camelback Community Bank	89,859	93,754
Central Arizona Bank	88,347	79,775
Colonia Bank	12,786	12,522
Mesa Bank	206,423	248,262
Southern Arizona Community Bank	89,568	88,146
Sunrise Bank of Albuquerque	79,724	81,977
Sunrise Bank of Arizona	112,318	119,395
Yuma Community Bank(3)		73,028
Arizona Region Total	1,003,446	1,105,461

California Region:
Bank of Escondido	106,147	96,803
Bank of Feather River	34,014	29,218
Bank of San Francisco	81,270	74,670
Bank of Santa Barbara(2)		72,076
Napa Community Bank	163,014	149,093
Point Loma Community Bank	75,167	61,514
Sunrise Bank of San Diego	84,048	86,322
Sunrise Community Bank	42,323	36,139
California Region Total	585,983	605,835

Colorado Region:
Fort Collins Commerce Bank	88,504	80,247
Larimer Bank of Commerce	90,146	88,725
Loveland Bank of Commerce	38,944	32,034
Mountain View Bank of Commerce	46,226	37,740
Colorado Region Total	263,820	238,746

Great Lakes Region:
Bank of Auburn Hills	36,124	43,856
Bank of Maumee	50,048	56,812
Bank of Michigan	107,384	78,716
Capitol National Bank	227,743	245,354
Elkhart Community Bank	96,550	99,917
Evansville Commerce Bank	56,601	63,228
Goshen Community Bank	80,393	87,419
Michigan Commerce Bank(1)	1,187,487	1,275,125
Ohio Commerce Bank	63,716	60,678
Paragon Bank & Trust	102,479	107,491
Great Lakes Region Total	2,008,525	2,118,596

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	September 30, 2009	December 31, 2008
Midwest Region:
Adams Dairy Bank	$42,248	$33,867
Bank of Belleville	73,017	73,901
Community Bank of Lincoln	56,535	53,222
Summit Bank of Kansas City(2)		53,429
Midwest Region Total	171,800	214,419

Nevada Region:
1st Commerce Bank	41,184	52,622
Bank of Las Vegas	74,365	73,692
Black Mountain Community Bank	173,101	157,545
Desert Community Bank	107,244	100,312
Red Rock Community Bank	138,547	126,993
Nevada Region Total	534,441	511,164

Northeast Region:
USNY Bank	61,163	49,620

Northwest Region:
Bank of Bellevue	57,091	55,841
Bank of Everett	44,232	44,756
Bank of Tacoma	43,932	44,241
High Desert Bank	44,803	41,904
Issaquah Community Bank	35,034	36,942
Northwest Region Total	225,092	223,684

Southeast Region:
Bank of Valdosta	52,662	58,995
Community Bank of Rowan(2)		138,341
First Carolina State Bank	114,011	119,774
Peoples State Bank	26,837	29,233
Pisgah Community Bank	58,705	36,897
Sunrise Bank of Atlanta	57,521	62,198
Southeast Region Total	309,736	445,438

Texas Region:
Bank of Fort Bend	34,831	26,424
Bank of Las Colinas	43,810	31,354
Texas Region Total	78,641	57,778

Parent company and other, net	81,515	84,095

Consolidated Totals	$5,324,162	$5,654,836

(1)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.  For comparative purposes, the merger of those banks is presented as if such merger occurred December 31, 2008.

(2)
Bank of Santa Barbara, Community Bank of Rowan and Summit Bank of Kansas City are majority-owned subsidiaries of Capitol Development Bancorp Limited (CDBL) III of which Capitol ceased to have majority voting control effective September 30, 2009.  Thus, effective September 30, 2009, those banks and CDBL III ceased to be consolidated subsidiaries of Capitol.

(3)	Capitol sold its ownership in Yuma Community Bank effective September 21, 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Portfolio loans, the single largest asset category, decreased during the nine months ended September 30, 2009 by approximately $546 million, compared to loan growth of about $347.6 million during the corresponding period of 2008.  Of the interim 2009 decrease, $203 million related to the deconsolidation of Bank of Santa Barbara, Community Bank of Rowan and Summit Bank of Kansas City.  Portfolio growth has slowed in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.

Geographic diversification of Capitol's balance sheet is important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of September 30, 2009, 39% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (39% at December 31, 2008) and 61% of the consolidated loan portfolio relates to banks located in other regions of the country (61% at December 31, 2008).  The reason why this is important is that Capitol's diversification efforts will add stability to results of operations by further reducing a disproportionate geographic concentration within a specific region.  On July 21, 2009, Capitol announced the proposed spin-off of the substantial majority of its Michigan banking operation which, if completed, would minimize Capitol's future exposure to the Michigan economy.  The proposed spin-off transaction is subject to a number of contingencies and is discussed elsewhere in this narrative.

The consolidated allowance for loan losses at September 30, 2009 approximated $126 million or 3.01% of total portfolio loans, a very significant increase from the 1.96% ratio at the beginning of the year, resulting from continued deterioration in economic conditions and asset quality.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance-sheet date.  Management's determination of the adequacy of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors.  The allowance is increased by provisions charged to operations and reduced by net charge-offs.  The table below summarizes portfolio loan balances and activity in the allowance for loan losses (in thousands):

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2009	2008	2009	2008

Allowance for loan losses at beginning of period	$114,215	$63,904	$93,040	$58,124

Loans charged-off:
Loans secured by real estate:
Commercial	(5,593)	(2,186)	(11,218)	(5,630)
Residential (including multi-family)	(6,845)	(2,428)	(18,213)	(5,590)
Construction, land development and other land	(11,862)	(12,128)	(25,729)	(15,248)
Total loans secured by real estate	(24,300)	(16,742)	(55,160)	(26,468)
Commercial and other business-purpose loans	(8,582)	(3,753)	(21,340)	(8,051)
Consumer	(485)	(73)	(1,029)	(262)
Other	(34)	--	(35)	(34)
Total charge-offs	(33,401)	(20,568)	(77,564)	(34,815)
Recoveries:
Loans secured by real estate:
Commercial	29	181	151	899
Residential (including multi-family)	51	130	252	590
Construction, land development and other land	385	17	506	240
Total loans secured by real estate	465	328	909	1,729
Commercial and other business-purpose loans	163	102	1,042	686
Consumer	88	9	117	74
Other	1	--	2	--
Total recoveries	717	439	2,070	2,489
Net charge-offs	(32,684)	(20,129)	(75,494)	(32,326)
Additions to allowance charged to expense	48,771	53,810	112,756	71,787
Less allowance for loan losses of subsidiaries no longer consolidated	(4,114)		(4,114)

Allowance for loan losses at September 30	$126,188	$97,585	$126,188	$97,585

Average total portfolio loans for the period	$4,505,447	$4,617,153	$4,623,317	$4,521,165

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	2.90%	1.74%	2.18%	0.95%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the nine-month 2009 period, which increased significantly compared to 2008, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in 2009 was associated primarily with Michigan, Arizona and Nevada banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2009 provision for loan losses is discussed in further detail in the ‘Results of Operations’ section of this narrative.

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance sheet date and should not be interpreted as an indication of future charge-offs:

	September 30, 2009		December 31, 2008
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$39,794	0.95%	$30,007	0.63%
Residential (including multi-family)	28,445	0.68%	21,645	0.46%
Construction, land development and other land	23,764	0.57%	17,496	0.37%
Total loans secured by real estate	92,003	2.20%	69,148	1.46%
Commercial and other business-purpose loans	32,717	0.78%	22,547	0.47%
Consumer	1,255	0.03%	1,032	0.02%
Other	213		313	0.01%

Total allowance for loan losses	$126,188	3.01%	$93,040	1.96%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Nonaccrual loans:
Loans secured by real estate:
Commercial	$101,704	$84,879	$68,537	$39,892
Residential (including multi-family)	54,226	57,764	62,961	35,675
Construction, land development and other land	86,720	87,055	77,861	72,996
Total loans secured by real estate	242,650	229,698	209,359	148,563
Commercial and other business-purpose loans	25,002	24,767	17,233	16,283
Consumer	513	586	356	190
Total nonaccrual loans	268,165	255,051	226,948	165,036

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	4,520	2,706	2,345	1,623
Residential (including multi-family)	1,787	1,318	2,371	365
Construction, land development and other land	2,990	4,284	109	2,293
Total loans secured by real estate	9,297	8,308	4,825	4,281
Commercial and other business-purpose loans	4,223	1,152	636	747
Consumer	29	42	50	146
Total past due loans	13,549	9,502	5,511	5,174

Total nonperforming loans	$281,714	$264,553	$232,459	$170,210

Real estate owned and other repossessed assets	120,107	103,953	87,074	67,449

Total nonperforming assets	$401,821	$368,506	$319,533	$237,659

Loans are considered impaired when it is probable that all amounts due according to the contractual terms of a loan agreement will not be collected, including contractually scheduled interest and principal payments.  Impaired loans, which are included in nonperforming loans, are summarized below (in $1,000s):

	September 30, 2009	December 31, 2008
Impaired loans:
Loans which have an allowance requirement	$126,053	$82,387
Loans which do not have an allowance requirement	142,112	82,649
Total impaired loans	$268,165	$165,036

Allowance for loan losses related to impaired loans	$30,781	$16,769

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made and, accordingly, no allowance requirement or allocation is necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans at September 30, 2009 approximated 6.72% of total portfolio loans, a sharp increase from the December 31, 2008 ratio of 3.59%.  Nonperforming loans increased $112 million during the nine-month 2009 period.  Notably, the pace of growth in nonperforming loans decreased for the second consecutive quarter.  Of the nonperforming loans at September 30, 2009, about 89% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at September 30, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Due to local and regional economic conditions, there is uncertainty in future real estate values, appraisal results and the resulting potential impact on valuation of collateral-dependent loans and other real estate owned.  The fair value measurement of collateral-dependent loans and other real estate owned is dependent primarily upon appraisal of the underlying property value.  Management cautiously monitors real estate values and related appraisal data when evaluating such valuations.

Appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a real-estate loan will be foreclosed.  Adjustments to the loan's carrying value or the allowance for loan losses are made, when appropriate, after review of the appraisal or subsequently if it is determined that the market significantly declines further.  The timing of the recognition of a collateral-dependent loan as nonperforming is dependent on several factors, including the performance of the loan, the payment history of the loan or the receipt of updated borrower financial information.  When borrower performance has deteriorated (for example, sales or leasing has not occurred as expected), the borrower has become late on the required payments or financial information received indicates adverse financial trends, the loan will be regraded and, if appropriate, an updated appraisal will be ordered.  In the interim period between loans being recognized as impaired and the appraisal being received, the loan will be included within loss contingency pools.  When the appraisal is received and reviewed and any further fair value analysis is completed, the loan will be evaluated for any appropriate charge-down.  Generally, negative differences between appraised value, less the estimated cost to sell, and the carrying value of the loan are charged to the allowance for loan losses when the appraisal has been received and reviewed.  Occasionally, additional amounts may be specifically reserved if there is a pending event which may impact the fair value estimate.  Internally-developed evaluations may be used when the amount of the loan is less than $250,000.  Internal evaluations may also be used when the most recent appraisal date is within a year and economic conditions have had corrections or deterioration.  Updated appraisals are obtained at least annually for collateral-dependent loans and other real estate owned.

Many of Capitol's collateral-dependent impaired loans are located in severely depressed real estate markets.  In those markets, appraisal data may be of limited usefulness in estimating fair value because comparable sale transactions are infrequent, not orderly and are often distressed or forced.  In accordance with recent accounting standards on fair value, management made significant adjustments to appraisal data earlier in 2009, reducing estimated losses which would otherwise be recognized based on appraisals which appear to be biased by forced or distressed sales.  Although recent accounting guidance provides for the use of alternative valuation techniques to estimate fair value, other than the exclusive use of appraisals, certain bank regulatory agencies appear to be singularly-focused on appraisal data even when such appraisal data may be tainted by forced or distressed sales.  Because of this circumstance, bank regulatory agencies may increase their loss estimates.

Total nonperforming loans approximated $281.7 million at September 30, 2009.  Of that total, $153.4 million or 54.5% (including some loans carried at the parent level) were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 3.66% of total consolidated portfolio loans at September 30, 2009.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 4.01% of portfolio loans for the region on a combined basis as of September 30, 2009 and ranging as high as 5.21%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

at certain banks.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have increased during the nine months ended September 30, 2009 in other regions, such as the Arizona Region ($7.6 million increase) and the Nevada Region ($27.4 million increase) to 1.19% and 1.04% of consolidated portfolio loans, respectively, as the effects of the recession have had an evolving significant effect on those regions recently.

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

At September 30, 2009, potential problem loans (including the previously-mentioned nonperforming loans) approximated $826 million or about 20% of total consolidated portfolio loans, a significant increase compared to approximately $551 million or about 12% at December 31, 2008.  These potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first nine months of 2009.

Real estate owned and other repossessed assets increased $53 million to $120 million during the nine months ended September 30, 2009.  Most of this increase ($48 million) was related to banks located in Michigan and the Arizona Region.

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

Asset quality is summarized on the following two pages.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008
Arizona Region:
Arrowhead Community Bank	$53,759	$69,487	$4,561	$2,375	$5,964	$7,430	8.48%	3.42%
Asian Bank of Arizona	31,257	33,023	1,000	694	461	1,898	3.20%	2.10%
Bank of Tucson	153,793	168,390	1,936	1,550	4,375	2,462	1.26%	0.92%
Camelback Community Bank	79,206	84,957	1,320	789	3,835	2,030	1.67%	0.93%
Central Arizona Bank	68,203	69,372	2,917	1,339	2,388	1,895	4.28%	1.93%
Colonia Bank	10,429	7,483	216	120			2.07%	1.60%
Mesa Bank	107,965	147,853	2,459	3,250	14,492	21,423	2.28%	2.20%
Southern Arizona Community Bank	79,338	79,434	1,110	875	164		1.40%	1.10%
Sunrise Bank of Albuquerque	65,561	74,115	1,269	933	6,296	43	1.94%	1.26%
Sunrise Bank of Arizona	88,607	110,131	1,676	1,159	11,976	3,707	1.89%	1.05%
Yuma Community Bank(3)		63,804		730		1,506		1.14%
Arizona Region Total	738,118	908,049	18,464	13,814	49,951	42,394	2.50%	1.52%

California Region:
Bank of Escondido	69,420	62,608	1,784	810	2,838	817	2.57%	1.29%
Bank of Feather River	27,178	22,962	347	320			1.28%	1.39%
Bank of San Francisco	72,473	60,772	1,352	823	597	299	1.87%	1.35%
Bank of Santa Barbara(2)		60,535		1,138		1,841		1.88%
Napa Community Bank	141,984	130,150	2,550	1,890	2,849	1,848	1.80%	1.45%
Point Loma Community Bank	51,498	52,497	1,100	797	2,172	795	2.14%	1.52%
Sunrise Bank of San Diego	66,748	76,282	2,620	1,048	3,609	1,444	3.93%	1.37%
Sunrise Community Bank	33,210	28,355	995	440	1,107		3.00%	1.55%
California Region Total	462,511	494,161	10,748	7,266	13,172	7,044	2.32%	1.47%

Colorado Region:
Fort Collins Commerce Bank	80,945	74,280	1,630	1,101	1,829	48	2.01%	1.48%
Larimer Bank of Commerce	79,377	78,638	1,620	1,160			2.04%	1.48%
Loveland Bank of Commerce	33,174	27,251	590	652	1,386	1,090	1.78%	2.39%
Mountain View Bank of Commerce	39,037	32,180	601	474			1.54%	1.47%
Colorado Region Total	232,533	212,349	4,441	3,387	3,215	1,138	1.91%	1.60%

Great Lakes Region:
Bank of Auburn Hills	31,346	39,914	1,625	988	1,536	2,895	5.18%	2.48%
Bank of Maumee	40,521	50,094	1,100	752	542	37	2.71%	1.50%
Bank of Michigan	66,123	67,700	1,191	996	1,498	306	1.80%	1.47%
Capitol National Bank	182,751	213,392	7,456	8,341	19,021	12,828	4.08%	3.91%
Elkhart Community Bank	77,470	87,971	2,748	1,702	7,188	3,941	3.55%	1.93%
Evansville Commerce Bank	46,971	55,779	1,160	943	1,055	158	2.47%	1.69%
Goshen Community Bank	63,799	74,144	1,706	1,501	1,839	876	2.67%	2.02%
Michigan Commerce Bank(1)	1,001,207	1,127,348	44,061	30,258	107,467	63,092	4.40%	2.68%
Ohio Commerce Bank	52,956	48,207	814	723			1.54%	1.50%
Paragon Bank & Trust	70,214	87,651	3,655	2,990	6,820	6,447	5.21%	3.41%
Great Lakes Region Total	1,633,358	1,852,200	65,516	49,194	146,966	90,580	4.01%	2.66%

Midwest Region:
Adams Dairy Bank	35,330	28,834	645	450	207		1.83%	1.56%
Bank of Belleville	63,371	65,150	938	923			1.48%	1.42%
Community Bank of Lincoln	45,232	43,657	960	674	263		2.12%	1.54%
Summit Bank of Kansas City(2)		44,068		709		779		1.61%
Midwest Region Total	143,933	181,709	2,543	2,756	470	779	1.77%	1.52%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008
Nevada Region:
1st Commerce Bank	$34,264	$30,663	$1,207	$740	$6,332	$1,000	3.52%	2.41%
Bank of Las Vegas	63,021	64,648	2,092	901	7,982	4,399	3.32%	1.39%
Black Mountain Community Bank	143,494	143,654	2,452	1,765	9,760	1,722	1.71%	1.23%
Desert Community Bank	84,814	87,388	2,625	943	5,539	3,671	3.10%	1.08%
Red Rock Community Bank	95,377	110,143	2,985	1,200	14,101	5,488	3.13%	1.09%
Nevada Region Total	420,970	436,496	11,361	5,549	43,714	16,280	2.70%	1.27%

Northeast Region:
USNY Bank	54,889	43,471	833	680			1.52%	1.56%

Northwest Region:
Bank of Bellevue	40,846	48,838	1,030	850	2,674	170	2.52%	1.74%
Bank of Everett	36,665	32,735	1,190	686	3,344	92	3.25%	2.10%
Bank of Tacoma	34,784	40,175	1,115	770	1,627	1,183	3.21%	1.92%
High Desert Bank	36,419	35,407	900	624	841		2.47%	1.76%
Issaquah Community Bank	28,641	24,238	700	385	734		2.44%	1.59%
Northwest Region Total	177,355	181,393	4,935	3,315	9,220	1,445	2.78%	1.83%

Southeast Region:
Bank of Valdosta	44,331	51,629	843	835	972		1.90%	1.62%
Community Bank of Rowan(2)		109,290		1,634		1,688		1.50%
First Carolina State Bank	93,979	97,670	1,710	1,312	2,877	2,421	1.82%	1.34%
Peoples State Bank	19,438	21,314	399	366	1,158	937	2.05%	1.72%
Pisgah Community Bank	45,729	27,746	918	475	419	100	2.01%	1.71%
Sunrise Bank of Atlanta	45,657	52,763	1,465	1,063	3,150	269	3.21%	2.01%
Southeast Region Total	249,134	360,412	5,335	5,685	8,576	5,415	2.14%	1.58%

Texas Region:
Bank of Fort Bend	29,403	19,859	465	305			1.58%	1.54%
Bank of Las Colinas	34,772	29,657	705	435			2.03%	1.47%
Texas Region Total	64,175	49,516	1,170	740			1.82%	1.49%

Parent company and other, net	12,558	15,473	842	654	6,430	5,135	6.71%	4.23%

Consolidated totals	$4,189,534	$4,735,229	$126,188	$93,040	$281,714	$170,210	3.01%	1.96%

(1)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.  For comparative purposes, the merger of those banks is presented as if such merger occurred December 31, 2008.

(2)
Bank of Santa Barbara, Community Bank of Rowan and Summit Bank of Kansas City are majority-owned subsidiaries of Capitol Development Bancorp Limited (CDBL) III of which Capitol ceased to have majority voting control effective September 30, 2009.  Thus, effective September 30, 2009, those banks and CDBL III ceased to be consolidated subsidiaries of Capitol.

(3)	Capitol sold its ownership in Yuma Community Bank effective September 21, 2009.

As previously discussed, the adequacy of the allowance for loan losses is determined by management at the balance-sheet date.  Levels of nonperforming loans may fluctuate at balance-sheet dates at amounts which are not commensurate with the ratio of the allowance for loan losses or the so-called allowance coverage ratio of nonperforming loans (i.e., nonperforming loans as a percentage of the allowance for loan losses).  Several factors may contribute to this occurrence.  For example, estimated losses relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans (and, accordingly, there is no related allowance for loan losses allocation necessary).  Further, some collateral-dependent loans may have no or minimal loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

At September 30, 2009, Capitol had $68 million of goodwill and other intangibles ($72.3 million at December 31, 2008).  Goodwill arises in acquisition accounting.  In Capitol's history, most of this goodwill is the result of share-exchange transactions when Capitol issued shares of its common stock at a premium over the book value of the noncontrolling interest of a subsidiary banks' shares.  Resulting goodwill is recorded at the entity to which the goodwill related.  Current accounting rules require an annual review of goodwill for potential impairment, which Capitol most recently conducted as of November 30, 2008.  An interim review for potential goodwill impairment is deemed necessary when events or circumstances indicate potential for impairment since the annual testing date.  Impairment testing is determined through a two-step process; step one involves using published information regarding comparable bank-sale transactions and related multiples of book values and multiples of earnings, as well as the primary valuation methodology to determine fair value, which is the discounted cash flow method.  The second testing step is required in the event that any reporting unit fails step one.  Step two involves the determination of the fair value of each component of the reporting unit's balance sheet.  The results of this approach to estimating fair value of the reporting unit is compared to the implied fair value determined in step one.  The difference between the estimated fair value determined in step two of the impairment test and the implied fair value represents implied goodwill which, in turn, is compared to recorded goodwill.  If implied goodwill is less than recorded goodwill, impairment exists and the amount of shortfall between implied goodwill and recorded goodwill is the impairment amount which is to be written off in the period the determination is made.

During the third quarter of 2009, Capitol initiated an evaluation using August 31, 2009 information to determine if events or circumstances warranted an interim impairment test of goodwill.  Such events or circumstances considered included recent increases in the level of nonperforming assets, changes in net interest margin, level of operating expenses, profitability and recent changes to elements of the discount rate.  These are considered key inputs and drivers in the step one valuation methodology which is discounted cash flows.  Capitol determined that during the third quarter of 2009, a number of the key inputs, either individually or collectively, had changed significantly for a number of the reporting units from prior quarter-ends as well as since the last testing date of November 30, 2008 such that an updated interim impairment test was warranted.  The overall methodology for evaluating potential impairment of goodwill did not change in 2009 from the methodology used for annual testing performed in 2008, but assumptions used in step one and step two analyses were updated to reflect the current environment.

In performing step one of the interim analyses, future cash flows were projected using updated assumptions for asset growth, interest margin, noninterest income and noninterest expense.  Those cash flows were then discounted using an updated discount rate that was adjusted for changes in the 20-year U.S. Treasury rate and company-specific risk premiums.  The discount rate used for all entities was 16.14% which was 144 basis points higher than the discount rate used for the majority of the entities during the annual impairment testing conducted as of November 30, 2008.  Additionally, cash flows were discounted using a lower rate of 15.14% and higher rate of 17.14% in order to stress-test the results of the analysis.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following table provides information as to the amount of goodwill by the reporting unit as of August 31, 2009, the estimated fair value determined in step one under the discounted cash flow methodology as a percentage of carrying value of equity and whether the reporting unit passed step one of the impairment testing:

Entity	Recorded Goodwill as of August 31, 2009	Estimated Entity Fair Value as Percentage of Book Value	Did Entity Pass Step One of Impairment Test?
	(in $1,000s)

Paragon Bank & Trust	$1,321	105.13%	Yes
Michigan Commerce Bank	2,875	93.35%	No
Elkhart Community Bank	1,228	135.72%	Yes
Goshen Community Bank	1,407	115.92%	Yes
Central Arizona Bank	947	86.95%	No
Camelback Community Bank	894	130.91%	Yes
Southern Arizona Community Bank	916	154.09%	Yes
Mesa Bank	1,552	120.34%	Yes
Arrowhead Community Bank	644	83.94%	No
Sunrise Bank of Albuquerque	671	97.26%	No
Sunrise Bank of San Diego	1,965	96.11%	No
Desert Community Bank	1,213	156.93%	Yes
Red Rock Community Bank	2,582	148.15%	Yes
Black Mountain Community Bank	1,263	212.44%	Yes
First Carolina State Bank	3,926	62.26%	No
Peoples State Bank	2,125	28.83%	No
Bank of Las Vegas	1,800	85.85%	No
Bank of Escondido	2,806	86.21%	No

Capitol Bancorp Limited	$70,596	133.83%	Yes

As noted in the table above, nine reporting units did not pass step one of the impairment test and, accordingly, were subject to further evaluation under step two testing.  The resulting step two analysis determined one institution, Peoples State Bank, in which the implied goodwill was less than the recorded goodwill by approximately $1.5 million.  Therefore, that amount was written-off to noninterest expense effective September 2009.  There can be no assurance that future testing will not result in additional material impairment charges at a future date.

Accounting for income taxes (before valuation allowance; see following discussion) requires significant estimates and management judgments.  At September 30, 2009, Capitol had a deferred tax asset approximating $109 million ($61.3 million at December 31, 2008).  If it is determined that realization of the deferred tax asset is in doubt, a valuation reserve is required to reduce the deferred tax asset to the amount which is more-likely-than-not realizable.

Capitol Bancorp's management has considered and reviewed the status of the corporation's consolidated deferred tax asset as of September 30, 2009.  As of that date, the consolidated deferred tax asset consisted primarily of components relating to provisions for loan losses and net operating losses of consolidated subsidiaries.  Current accounting rules require recording of a valuation allowance for deferred taxes assets when realization of the asset is less than more-likely-than-not.

Due to continuing operating losses during 2009, management reassessed the potential realization of the deferred tax asset as of September 30, 2009 and elected to record a valuation allowance of $91 million, to reduce the deferred tax asset to approximately $17.6 million, which represents the amount of the asset estimated to be currently recoverable via carryback of current net operating losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

The third quarter 2009 net loss attributable to Capitol was approximately $83.7 million compared to $32.5 million reported for the third quarter of 2008.  The net loss per share attributable to Capitol for the three months ended September 30, 2009 was $4.81 compared to loss per share of $1.90 in the corresponding period of 2008.  The net loss attributable to Capitol for the nine months ended September 30, 2009 approximated $118.1 million, compared to $29.7 million in the corresponding period of 2008.  The net loss per share attributable to Capitol was $6.84 for the nine months ended September 30, 2009, compared to $1.73 in the corresponding 2008 period.

The primary reason for the interim 2009 loss was a very large provision for loan losses recorded during the nine months ended September 30, 2009 as the Corporation continued to carefully assess the implications and impact of declining property values and weak bank performance as well as a valuation allowance of approximately $91 million recorded to reduce deferred tax assets.  The provision for loan losses increased $41 million to $112.8 million for the nine months ended September 30, 2009, compared to a provision of $71.8 million for the corresponding period of 2008.

Analytical Review

The provision for loan losses for the three months ended September 30, 2009 was $48.8 million compared to $53.8 million during the corresponding 2008 period.  The provision for loan losses for the nine-month 2009 period was $112.8 million compared to $71.8 million for the same period in 2008.  The provision for loan losses increased significantly in the 2009 period due to higher levels of loan charge-offs and in response to growth in nonperforming loans.  Of the provision for loan losses for the nine months ended September 30, 2009, about half was attributable to increasing the allowance for loan losses as a percentage of portfolio loans from 1.96% to 3.01%.  Provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2009 periods.

Net interest income for the nine-month 2009 period totaled $118.1 million, a 5.65% decrease compared to $125.2 million in 2008.  Net interest income for the three months ended September 30, 2009 totaled $40.1 million, a 2.41% decrease compared to $41 million in 2008.  The net interest margin approximated 3.0% for the three months ended September 30, 2009, a 2 basis-point increase compared to 2.98% for the three months ended December 31, 2008 and a 30 basis-point decrease compared to 3.3% for the three months ended September 30, 2008.  Several causal factors impacted the 2009 margin, including elevated levels of nonperforming loans, higher levels of liquidity, higher cost of funds due to avoiding wholesale funding sources, migration of noninterest-bearing deposits to interest-bearing accounts, changes in interest rates and higher interest costs related to debt obligations.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the three months ended September 30, 2009 was $7.2 million, a 3% increase compared to the $7.0 million for the same period in 2008, primarily due to a gain on the sale of a bank subsidiary.  Noninterest income for the nine months ended September 30, 2009 was $19.1 million, a decrease of $880,000 or 4.4%, over the same period in 2008.  Fees from origination of non-portfolio residential mortgage loans totaled $3.2 million for the first nine months of 2009, up slightly from $2.9 million for the comparable period in 2008, due to lower interest rates and increasing loan origination volume.

The largest element of noninterest expense is salaries and employee benefits, which approximated $77 million for the nine months ended September 30, 2009, a decrease from $82.6 million in the corresponding period of 2008.  For the three months ended September 30, 2009, salaries and employee benefits expense decreased $5.8 million or about 20% from amounts recorded in the comparable period of 2008, as a result of significant reductions in staffing and other cost-cutting measures implemented in late 2008 and early 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $157.2 million for the nine-month 2009 period and $55.5 million for the three months ended September 30, 2009, compared to $146.4 million and $53.8 million, respectively, for the comparable periods of 2008.  The net increase in noninterest expense is associated with regulatory fees, growth in the size of previously-existing banks, costs of problem loan administration and other real estate write-downs.  Costs associated with foreclosed properties and other real estate increased to $18 million in the nine-month 2009 period ($4.1 million in the 2008 period) while the cost of FDIC insurance and other regulatory fees also increased significantly to $11.3 million ($2.9 million in the 2008 period) largely attributable to a one-time special FDIC industry-wide assessment effective June 30, 2009 which approximated $2.6 million.  The FDIC has announced it is likely that an additional special assessment will be imposed later in 2009, however, the amount has not been determined.

The more significant elements of other noninterest expense consisted of the following (in thousands) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2009	2008	2009	2008

Bank services (ATMs, telephone banking and Internet banking)	$649	$687	$2,102	$1,868
Loan and collection expense	834	410	2,097	1,443
Legal fees	1,012	373	2,052	946
Directors' fees	507	616	1,768	2,174
Advertising	513	838	1,533	2,471
Paper, printing and supplies	517	648	1,526	2,200
Professional fees	767	485	1,442	1,184
Travel, lodging and meals	463	707	1,349	2,193
Communications	394	585	1,308	1,634
Postage	318	335	949	993
Taxes other than income taxes	197	147	690	658
Dues and memberships	207	245	634	704
Insurance expense	204	158	549	451
Courier service	185	220	542	692
Contracted labor	114	101	189	345
Preopening and start-up costs				2,038
Goodwill impairment	1,500		1,500
Restructuring charge (1)		2,500		2,500
Other	2,074	3,560	6,446	8,696
Total	$10,455	$12,615	$26,676	$33,190

(1)	A restructuring charge was accrued during the 2008 period related to plans to reduce staffing in conjunction with consolidation of certain back office functions and mergers of bank charters.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Nine Months Ended September 30
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Arizona Region:
Arrowhead Community Bank	$3,443	$4,784	$(8,415)	$(720)
Asian Bank of Arizona	1,662	1,467	(3,618)	(685)
Bank of Tucson	9,513	10,006	1,467	2,897	11.04%	21.43%	0.97%	2.13%
Camelback Community Bank	4,003	4,536	(768)	764		11.00%		1.12%
Central Arizona Bank	3,050	3,628	(4,977)	(587)
Colonia Bank	435	80	(1,618)	(551)
Mesa Bank	6,261	11,058	(9,131)	(8,211)
Southern Arizona Community Bank	3,903	4,482	237	411	3.51%	6.05%	0.35%	0.62%
Sunrise Bank of Albuquerque	3,155	3,955	(1,173)	199		3.62%		0.35%
Sunrise Bank of Arizona	5,088	6,201	(5,479)	(322)
Yuma Community Bank(5)	3,225	4,043	372	468	7.69%	7.96%	0.78%	0.82%
Arizona Region Total	43,738	54,240	(33,103)	(6,337)

California Region:
Bank of Escondido	3,559	3,789	(1,443)	241		2.22%		0.34%
Bank of Feather River	1,560	955	(716)	(463)
Bank of San Francisco	3,415	2,807	(973)	39		0.61%		0.08%
Bank of Santa Barbara(4)	2,571	3,083	(1,300)	(198)
Napa Community Bank	6,801	6,551	1,224	914	10.26%	8.47%	1.11%	0.94%
Point Loma Community Bank	2,521	2,828	(1,396)	244		4.46%		0.57%
Sunrise Bank of San Diego	3,565	4,174	(1,586)	166		2.07%		0.25%
Sunrise Community Bank	1,542	1,182	(2,530)	(522)
California Region Total	25,534	25,369	(8,720)	421

Colorado Region:
Fort Collins Commerce Bank	3,860	3,424	262	536	3.63%	7.81%	0.42%	1.06%
Larimer Bank of Commerce	4,030	3,279	326	299	5.40%	5.27%	0.49%	0.60%
Loveland Bank of Commerce	1,531	1,035	(900)	(371)
Mountain View Bank of Commerce	1,711	746	(608)	(711)
Colorado Region Total	11,132	8,484	(920)	(247)

Great Lakes Region:
Bank of Auburn Hills	1,683	2,123	(3,344)	(599)
Bank of Maumee	1,973	2,119	(2,336)	(604)
Bank of Michigan	3,556	3,707	(505)	426		8.41%		0.81%
Capitol National Bank	9,281	11,214	(4,005)	233		1.61%		0.14%
Elkhart Community Bank	3,550	4,354	(2,998)	210		3.18%		0.30%
Evansville Commerce Bank	2,640	3,020	(1,509)	(201)
Goshen Community Bank	3,304	3,946	(676)	252		4.23%		0.42%
Michigan Commerce Bank(3)	49,397	62,027	(50,985)	(6,428)
Ohio Commerce Bank	2,292	1,991	(560)	(117)
Paragon Bank & Trust	4,181	5,370	(5,520)	(725)
Great Lakes Region Total	81,857	99,871	(72,438)	(7,553)

Midwest Region
Adams Dairy Bank	1,704	1,121	(587)	(569)
Bank of Belleville	2,839	2,706	(808)	23		0.45%		0.05%
Community Bank of Lincoln	2,694	1,402	(1,243)	(511)
Summit Bank of Kansas City(4)	2,780	2,333	(978)	(10)
Midwest Region Total	10,017	7,562	(3,616)	(1,067)

Nevada Region:
1st Commerce Bank	1,814	1,776	(2,046)	(660)
Bank of Las Vegas	3,557	3,710	(1,328)	112		1.71%		0.21%
Black Mountain Community Bank	7,404	8,093	(859)	1,390		12.49%		1.22%
Desert Community Bank	4,449	5,622	(1,510)	485		6.37%		0.63%
Red Rock Community Bank	4,600	5,891	(3,224)	672		6.56%		0.75%
Nevada Region Total	21,824	25,092	(8,967)	1,999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Nine Months Ended September 30
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Northeast Region:
USNY Bank	$2,316	$1,249	$(1,340)	$(583)

Northwest Region:
Bank of Bellevue	1,981	2,181	(1,537)	(179)
Bank of Everett	1,789	1,541	(2,048)	(779)
Bank of Tacoma	1,805	1,485	(2,530)	(629)
High Desert Bank	1,820	955	(2,726)	(581)
Issaquah Community Bank	1,554	857	(1,284)	(494)
Northwest Region Total	8,949	7,019	(10,125)	(2,662)

Southeast Region:
Bank of Valdosta	2,165	2,413	(1,261)	(55)
Community Bank of Rowan(4)	4,962	5,553	459	698	5.73%	9.38%	0.47%	0.76%
First Carolina State Bank	4,183	4,785	(976)	31		0.37%		0.04%
Peoples State Bank	1,017	1,326	(1,739)	5		0.13%		0.03%
Pisgah Community Bank	1,739	357	(1,187)	(700)
Sunrise Bank of Atlanta	2,867	3,462	(2,126)	(310)
Southeast Region Total	16,933	17,896	(6,830)	(331)

Texas Region:
Bank of Fort Bend	1,122	629	(1,278)	(669)
Bank of Las Colinas	1,435	887	(1,162)	(470)
Texas Region Total	2,557	1,516	(2,440)	(1,139)

Parent company and other, net	(211)	2,831	30,381	(12,182)

Consolidated totals	$224,646	$251,129	$(118,118)	$(29,681)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.  For comparative purposes, the merger of those banks is presented as if such merger occurred December 31, 2008.

(4)
Bank of Santa Barbara, Community Bank of Rowan and Summit Bank of Kansas City are majority-owned subsidiaries of Capitol Development Bancorp Limited (CDBL) III of which Capitol ceased to have majority voting control effective September 30, 2009.  Thus, effective September 30, 2009, those banks and CDBL III ceased to be consolidated subsidiaries of Capitol.

(5)	Capitol sold its ownership in Yuma Community Bank effective September 21, 2009. The Bank's operations are included in Capitol's consolidated totals through that date.

Liquidity and Capital Resources

The principal funding source for asset growth and loan origination activities is deposits.  Total deposits increased $10.7 million for the nine months ended September 30, 2009, compared to a $438.8 million increase in the corresponding period of 2008.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Brokered deposits approximated $1.0 billion as of September 30, 2009, or about 21.6% of total deposits, a decrease of $95.6 million during the nine-month 2009 period, as the banks have sought to add these funds selectively based on maturity and interest-rate opportunities to aid in matching the repricing of funding sources and assets.  Brokered deposits at September 30, 2009 include about $288.6 million of relationship-based structured time accounts.  Banks that are classified as less than well-capitalized are required to obtain approval from the FDIC to renew or issue new brokered deposits.

Noninterest-bearing deposits approximated 14.5% of total deposits at September 30, 2009, a decrease from 15.6% at December 31, 2008, and a decrease of $48.9 million in the 2009 interim period compared to a decrease of $23.7 million during the 2008 period.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

During the 2009 period, interest-bearing accounts increased about $59.6 million which served as the primary funding source for growth in liquid assets.  Because of the growth in interest-bearing deposits, coupled with higher relative rates on those balances (particularly with time deposit accounts) and deployment of funds into liquid assets, net interest margins have generally decreased compared to 2008.

Interim 2009 deposit growth was deployed primarily into cash and cash equivalents to enhance liquidity.  Cash and cash equivalents amounted to $889.7 million or 16.7% of total assets at September 30, 2009, compared to $624.4 million or 11% of total assets at December 31, 2008.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at September 30, 2009 is adequate to fund loan demand and meet depositor needs.  In the current low interest rate environment, deployment of deposit growth into cash and cash equivalents adversely impacts net interest margin.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At September 30, 2009, Capitol's banks had approximately $18 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $285 million and additional borrowing capacity approximated $234 million at September 30, 2009.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Total notes payable and short-term borrowings were $300.3 million at September 30, 2009, a reduction of $146.6 million from the beginning of the year as deposit growth enabled repayment of select borrowings in addition to enhanced liquidity discussed previously.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 4.47% at September 30, 2009 and 6.26% at December 31, 2008.  As of September 30, 2009, Capitol's total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $484 million or 9.09% of total assets.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated:

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008
Arizona Region:
Arrowhead Community Bank	4.55%	7.77%	6.69%	8.74%	8.03%	10.02%	adequately-capitalized	well-capitalized
Asian Bank of Arizona(4)	6.38%	13.27%	8.03%	15.06%	9.30%	16.32%	adequately-capitalized	well-capitalized
Bank of Tucson	8.90%	9.53%	11.41%	9.41%	12.59%	10.26%	well-capitalized	well-capitalized
Camelback Community Bank	8.62%	9.02%	9.76%	9.64%	11.02%	10.53%	well-capitalized	well-capitalized
Central Arizona Bank	5.49%	13.38%	6.86%	13.02%	8.15%	14.27%	adequately-capitalized	well-capitalized
Colonia Bank(4)	40.91%	65.50%	59.24%	79.66%	60.51%	80.91%	well-capitalized	well-capitalized
Mesa Bank	4.93%	6.74%	6.99%	8.85%	8.24%	10.10%	adequately-capitalized(8)	well-capitalized
Southern Arizona Community Bank	9.53%	9.14%	10.66%	10.15%	11.91%	11.22%	well-capitalized	well-capitalized
Sunrise Bank of Albuquerque	7.11%	8.50%	8.87%	9.08%	10.14%	10.33%	adequately-capitalized(8)	well-capitalized
Sunrise Bank of Arizona	5.73%	8.73%	7.61%	9.38%	8.87%	10.41%	adequately-capitalized	well-capitalized
Yuma Community Bank(6)		8.94%		10.26%		11.40%		well-capitalized

California Region:
Bank of Escondido	9.24%	11.29%	13.42%	15.50%	14.70%	16.66%	well-capitalized	well-capitalized
Bank of Feather River(4)	18.35%	25.72%	27.07%	27.12%	28.32%	28.37%	well-capitalized	well-capitalized
Bank of San Francisco	8.37%	11.04%	9.76%	11.53%	11.02%	12.78%	well-capitalized	well-capitalized
Bank of Santa Barbara(9)	6.93%	8.00%	7.80%	8.77%	9.07%	10.03%	adequately-capitalized	well-capitalized
Napa Community Bank	10.77%	11.06%	11.03%	10.79%	12.28%	12.04%	well-capitalized	well-capitalized
Point Loma Community Bank	8.43%	11.11%	11.20%	12.78%	12.46%	14.04%	well-capitalized	well-capitalized
Sunrise Bank of San Diego	8.36%	10.27%	10.95%	11.12%	12.24%	12.38%	well-capitalized	well-capitalized
Sunrise Community Bank(4)	8.96%	14.39%	12.08%	18.07%	13.35%	19.32%	well-capitalized	well-capitalized

Colorado Region:
Fort Collins Commerce Bank	11.23%	12.48%	12.70%	12.98%	13.96%	14.23%	well-capitalized	well-capitalized
Larimer Bank of Commerce(4)	9.11%	8.95%	11.46%	9.83%	12.73%	11.08%	well-capitalized	well-capitalized
Loveland Bank of Commerce(4)	15.93%	21.48%	18.81%	24.66%	20.07%	25.92%	well-capitalized	well-capitalized
Mountain View Bank of Commerce(4)	14.69%	20.81%	17.30%	20.53%	18.55%	21.78%	well-capitalized	well-capitalized

Great Lakes Region:
Bank of Auburn Hills	6.37%	11.05%	8.31%	12.64%	9.61%	13.90%	adequately-capitalized	well-capitalized
Bank of Maumee(4)	8.99%	10.47%	11.94%	11.54%	13.21%	12.79%	well-capitalized	well-capitalized
Bank of Michigan	6.66%	9.15%	9.96%	9.76%	11.22%	11.01%	well-capitalized	well-capitalized
Capitol National Bank	7.29%	7.95%	9.48%	8.96%	10.76%	10.24%	adequately-capitalized(8)	well-capitalized
Elkhart Community Bank	5.02%	7.71%	6.89%	8.82%	8.17%	10.08%	adequately-capitalized(8)	well-capitalized
Evansville Commerce Bank(4)	8.01%	8.13%	10.68%	9.81%	11.94%	11.07%	well-capitalized	well-capitalized
Goshen Community Bank	7.28%	7.96%	9.64%	8.96%	10.92%	10.21%	adequately-capitalized(8)	well-capitalized
Michigan Commerce Bank	4.64%	10.75%	5.86%	10.70%	7.15%	12.19%	under-capitalized(7)(8)	well-capitalized
Ohio Commerce Bank(4)	14.23%	15.29%	16.82%	17.14%	18.07%	18.39%	well-capitalized	well-capitalized
Paragon Bank & Trust	4.76%	8.09%	6.92%	8.99%	8.22%	10.27%	adequately-capitalized	well-capitalized

Midwest Region:
Adams Dairy Bank(4)	16.37%	22.19%	20.76%	25.01%	21.71%	26.27%	well-capitalized	well-capitalized
Bank of Belleville	8.30%	8.68%	10.28%	9.51%	11.53%	10.76%	well-capitalized	well-capitalized
Community Bank of Lincoln(4)	10.12%	13.68%	12.60%	15.14%	13.86%	16.39%	well-capitalized	well-capitalized
Summit Bank of Kansas City(9)	9.25%	11.64%	12.51%	13.57%	13.76%	14.82%	well-capitalized	well-capitalized

Nevada Region:
1st Commerce Bank(4)	8.41%	10.03%	11.40%	16.02%	12.67%	17.28%	well-capitalized	well-capitalized
Bank of Las Vegas	6.90%	8.78%	7.75%	9.47%	9.03%	10.72%	adequately-capitalized	well-capitalized
Black Mountain Community Bank	7.55%	8.45%	8.78%	9.10%	10.04%	10.31%	well-capitalized	well-capitalized
Desert Community Bank	6.93%	8.21%	8.12%	9.58%	9.39%	10.65%	adequately-capitalized	well-capitalized
Red Rock Community Bank	5.76%	8.52%	7.92%	9.39%	9.18%	10.45%	adequately-capitalized	well-capitalized

Northeast Region:
USNY Bank(4)	8.12%	11.72%	9.76%	12.45%	11.01%	13.70%	well-capitalized	well-capitalized

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Regulatory capital position – continued:

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008
Northwest Region:
Bank of Bellevue	8.79%	10.93%	13.15%	11.99%	14.42%	13.25%	well-capitalized	well-capitalized
Bank of Everett(4)	9.14%	11.98%	11.34%	14.30%	12.61%	15.56%	well-capitalized	well-capitalized
Bank of Tacoma(4)	8.06%	13.54%	11.10%	12.86%	12.37%	14.12%	adequately-capitalized(8)	well-capitalized
High Desert Bank(4)	8.34%	15.86%	10.94%	17.29%	12.21%	18.54%	well-capitalized	well-capitalized
Issaquah Community Bank(4)	15.77%	23.27%	21.69%	26.08%	22.96%	27.33%	well-capitalized	well-capitalized

Southeast Region:
Bank of Valdosta(4)	7.94%	8.01%	11.70%	10.32%	12.96%	11.58%	well-capitalized	well-capitalized
Community Bank of Rowan(4)(9)	8.42%	8.04%	10.41%	9.59%	11.67%	10.84%	well-capitalized	well-capitalized
First Carolina State Bank	7.91%	8.61%	9.87%	9.69%	11.13%	10.94%	well-capitalized	well-capitalized
Peoples State Bank	9.11%	8.15%	13.53%	10.40%	14.79%	11.65%	well-capitalized	well-capitalized
Pisgah Community Bank(4)	11.73%	22.86%	14.56%	25.11%	15.82%	26.37%	well-capitalized	well-capitalized
Sunrise Bank of Atlanta(4)	7.21%	8.19%	9.05%	9.78%	10.32%	11.04%	well-capitalized	well-capitalized

Texas Region:
Bank of Fort Bend(4)	15.61%	23.19%	20.25%	28.46%	21.50%	29.71%	well-capitalized	well-capitalized
Bank of Las Colinas(4)	12.08%	19.54%	16.26%	22.08%	17.53%	23.33%	well-capitalized	well-capitalized

Consolidated totals	6.26%	10.72%	8.43%	12.07%	11.17%	13.75%	well-capitalized	well-capitalized

(1)	The minimum required Tier 1 leverage ratio and Tier 1 risk-based capital ratio is 4% (8% for de novo institutions).
(2)	The minimum required total risk-based capital ratio is 8%.
(3)
In order to be classified as a 'well-capitalized' institution, the total risk-based capital ratio must be 10% or more.  To be classified as an 'adequately-capitalized' institution, the total risk-based capital ratio must be between 8% and 10%.

(4)	De novo institution which is subject to higher minimum ratio requirements as noted in (1) above for the first three years of operations.
(5)	Ratios are per the regulatory call reports and Y9-C filed at original due date which is generally within 30 days after quarter-end.
(6)	Capitol sold its ownership in Yuma Community Bank effective September 21, 2009.
(7)	Effective November 9, 2009, Capitol transferred $8.3 million as additional capital to Michigan Commerce Bank, increasing its regulatory classification to adequately-capitalized.
(8)	Institution is subject to a regulatory agreement and, accordingly, cannot be classified better than adequately-capitalized.
(9)
Bank of Santa Barbara, Community Bank of Rowan and Summit Bank of Kansas City are majority-owned subsidiaries of Capitol Development Bancorp Limited (CDBL) III of which Capitol ceased to have majority voting control effective September 30, 2009.  Thus, effective September 30, 2009, those banks and CDBL III ceased to be consolidated subsidiaries of Capitol.

Effective May 31, 2009, Capitol completed a share-exchange transaction with the noncontrolling shareholders of Bank of Auburn Hills, previously a 51%-owned subsidiary.  In conjunction with the share exchange, Capitol issued 227,000 previously unissued shares of Capitol's common stock and warrants for the purchase of 76,000 shares of Capitol's common stock.  The exercise price of the warrants is $20.37 per share of Capitol's common stock, which expire May 31, 2012.  As a result of the share exchange transaction, Bank of Auburn Hills became wholly-owned by Capitol.  Capitol's results of operations would not have been materially different if it had occurred at the beginning of the periods presented.

In October 2008, Capitol applied to its primary federal regulator and the FDIC for up to $142 million of preferred stock to be purchased by the U.S. Treasury pursuant to the Capital Purchase Program (CPP) under the Troubled Asset Relief Program (TARP).  Capitol withdrew its application to participate in this program.

In February 2009, the U.S. Treasury announced its new Capital Assistance Program (CAP) under which U.S. banking organizations may apply for a U.S. Treasury investment in mandatorily convertible preferred stock in an amount of up to 1% or 2% of risk-weighted assets.  The purpose of the CAP is to provide eligible banking organizations with capital in the form of a preferred security which is convertible into common equity.  Participating banking organizations would also issue warrants to the U.S. Treasury.  Eligibility will be consistent with the criteria and deliberative process established under the TARP/CPP.  Capitol has recently submitted a CAP application on behalf of Michigan Commerce Bancorp Limited (MCBL, described more fully on page 40) in the amount of $21.7 million.  There can be no assurance the CAP application will be approved or, if approved, whether Capitol or MCBL would choose to participate.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has maintained interbank borrowing rates at unusually low levels since 2008.  The Board of Governors of the Federal Reserve has also expressed concerns about a variety of macro economic issues.  Home mortgage rates have recently fluctuated and residential real estate markets have deteriorated in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of subprime and other residential mortgage “meltdown” issues; Capitol believes its exposure to the residential real estate crisis to be generally minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Capitol in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

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

Effective March 31, 2009, nine Michigan bank charters were merged into Michigan Commerce Bank.  The resulting bank, with nine locations, was combined to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  Similar multi-bank mergers have been proposed in Arizona, Nevada, Southern California and the Pacific Northwest, subject to regulatory approval.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.  In April 2009, Capitol announced the engagement of a financial advisor to assist management in pursuing divestiture opportunities.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Proposed Spin-off of Michigan Commerce Bancorp Limited

On July 21, 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company through a spin-off transaction.  If completed, Capitol would continue to be a bank holding company with national banking operations and MCBL would become a separate publicly-traded bank holding company consisting of the substantial majority of Capitol's prior Michigan-based banks (see accompanying pro forma condensed consolidated financial statements).

In the proposed spin-off, Capitol's shareholders would receive shares of MCBL common stock according to a distribution ratio.  The distribution ratio and related record date for the proposed distribution would be determined at a later date.  The proposed spin-off is subject to a number of significant contingencies.  As of the date of this report, Capitol has not received regulatory approval of the proposed spin-off.  The proposed spin-off would enable the two separate publicly-traded companies to focus on maximizing opportunities for the distinct business markets of each, and will allow both Capitol and MCBL to each develop and implement a strategic plan that fits their specific market and operations.  As of the date of this report, Capitol has not received regulatory approval of the proposed spin-off.  The proposed spin-off is illustrated in the accompanying pro forma condensed consolidated financial statements on pages 42-44.

MCBL's consolidated total assets approximated $1.2 billion or about 23% of Capitol's total assets as of September 30, 2009.  If the proposed spin-off had been completed on September 30, 2009, consolidated total assets of Capitol would have approximated $4.1 billion, while reflecting a 33.1% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at January 1, 2009, the consolidated net loss attributable to Capitol would have been reduced 48.5% to $60.8 million ($3.52 per share) for the nine months ended September 30, 2009.

Pending Sale of Four Banks

In July 2009, Capitol entered into definitive agreements to sell the following four affiliate institutions:  1st Commerce Bank, Bank of Belleville, Bank of Santa Barbara and Community Bank of Rowan.  The projected financial impact of the divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 42 and 44 (along with the proposed spin-off discussed in Note K).  Total proceeds from the pending sales are expected to approximate $23 million, resulting in a pre-tax gain of $2.2 million ($1.4 million, or $0.08 per share, after federal income tax) and are expected to be consummated in the fourth quarter of 2009, subject to regulatory approval and other contingencies.  The sale of Bank of Santa Barbara was completed November 6, 2009 with aggregate proceeds of $3.9 million and a pre-tax gain on sale approximating $1.1 million.

Proposed Share Exchange Offer

In July 2009, Capitol proposed a share exchange offer regarding the shares of Capitol Development Bancorp Limited (CDBL) III-VI not already owned by Capitol, whereby Class B common stock of the CDBLs could be exchanged for a combination of convertible preferred stock of Capitol and trust-preferred securities.  The proposed exchange offer was terminated in October 2009.

Regulatory Agreements

On September 21, 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the Reserve Bank) under which Capitol has agreed to refrain from the following actions without the prior written consent of the Reserve Bank (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank or from any of its subsidiary institutions that is subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums of subordinated debentures or trust preferred securities; (v) incur, increase or guarantee any debt; or (vi) purchase or redeem any shares of its own stock or any shares of the stock of Capitol, the second-tier bank holding companies, the nonbank subsidiaries or any of the subsidiary banks that are held by shareholders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Agreements – Continued

Capitol has also agreed to (i) submit to the Reserve Bank, within 60 days of the agreement, a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank as a separate legal entity on a stand-alone basis; (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise within 60 days of this agreement its ALLL methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank, within 60 days of the agreement, a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's earnings and overall condition for the remainder of 2009 and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

Certain of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such regulatory agreements are noted as such in the regulatory capital detail appearing on page 37.

[The remainder of this page intentionally left blank]

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)

	Nine Months Ended September 30, 2009			Year Ended December 31, 2008			
					Pro Forma Adjustments		
	Historical Amounts	Proposed Spin-Off of Michigan Commerce Bancorp Limited (Notes A and B)	Pro Forma Consolidated	Historical Amounts	Proposed Spin-Off of Michigan Commerce Bancorp Limited (Note A)	Proposed Spin-Off of Bank of Auburn Hills (Note B)	Pro Forma Consolidated
Interest income	$ 205,533	$ (47,112)	$ 158,421	$ 304,315	$ (75,446)	$ (2,674)	$ 226,195
Interest expense	87,442	(21,343)	66,099	140,466	(36,809)	(1,512)	102,145
Net interest income	118,091	(25,769)	92,322	163,849	(38,637)	(1,162)	124,050
Provision for loan losses	112,756	(41,654)	71,102	82,492	(30,040)	(1,189)	51,263
Net interest income after provision for loan losses	5,335	15,885	21,220	81,357	(8,597)	27	72,787
Noninterest income	19,113	(3,439)	15,674	26,432	(4,491)	(91)	21,850
Noninterest expense	157,160	(36,170)	120,990	190,388	(33,916)	(1,509)	154,963
Loss before income taxes	(132,712)	48,616	(84,096)	(82,599)	20,828	1,445	(60,326)
Income tax expense (benefit)	44,721	(8,705)	36,016	(30,148)	7,060	487	(22,601)
NET LOSS	(177,433)	57,321	(120,112)	(52,451)	13,768	958	(37,725)
Less net losses attributable to noncontrolling interests	59,315	-	59,315	23,844	-	-	23,844
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (118,118)	$ 57,321	$ (60,797)	$ (28,607)	$ 13,768	$ 958	$ (13,881)
NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED:							
Basic	$ (6.84)		$ (3.52)	$ (1.67)			$ (0.81)
Diluted	$ (6.84)		$ (3.52)	$ (1.67)			$ (0.81)

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Capitol's Chief Executive Officer and Chief Financial Officer of the effectiveness of Capitol's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Capitol's disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by Capitol in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Capitol's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in Capitol's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Capitol's internal control over financial reporting.

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2008, during the nine months ended September 30, 2009.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

Date:  November 9, 2009

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