Form 10-K
period 2009-12-31
CAPITOL BANCORP LTD
filed 2010-03-31
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                              No  ☒

As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was:  $34,702,815.  (Such amount was computed based on shares held by non-affiliates as of January 31, 2009 and the common stock closing price reported by the New York Stock Exchange on June 30, 2009.  For purposes of this computation, all executive officers, directors and 5% shareholders have been assumed to be affiliates.  Certain of such persons may disclaim that they are affiliates of registrant.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2010
Common Stock, no par value per share	17,544,501 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2009 (Annual Report)	Parts I, II and IV
Portions of Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2010 (Proxy Statement)	Part III

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2009
Cross Reference Sheet

Item of Form 10-K Part I	Incorporation by Reference From:
Item 1. Business	Pages F-11 – F-15, F-29 – F-42, F-57 – F-60 and F-74 – F-75, Financial Information Section of Annual Report
Item 1A. Risk Factors	Page F-47, Financial Information Section of Annual Report
Item 2. Properties	Pages F-57 – F-58 and F-72 – F-73, Financial Information Section of Annual Report, and Page 49 of Proxy Statement
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 – F-10, F-75 – F-77 and F-88 – F-90 , Financial Information Section of Annual Report
Item 6. Selected Financial Data	Page F-2, Financial Information Section of Annual Report
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages F-11 – F-47, Financial Information Section of Annual Report
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Pages F-6 – F-10 and F-37 – F-41, Financial Information Section of Annual Report
Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-52 – F-95, Financial Information Section of Annual Report
Item 9A. Controls and Procedures	Pages F-48 – F-50, Financial Information Section of Annual Report
Part III
Item 10. Directors, Executive Officers and Corporate Governance	Pages 6 – 22 and 48 – 49, Proxy Statement
Item 11. Executive Compensation	Pages 22 – 46, Proxy Statement
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Pages 35 and 47, Proxy Statement
Item 13. Certain Relationships and Related Transactions and Director Independence	Pages 9 – 22 and 49 – 51, Proxy Statement
Item 14. Principal Accountant Fees and Services	Pages 51 – 52, Proxy Statement
Part IV
Item 15. Exhibits and Financial Statement Schedules	Pages F-48 – F-95, Financial Information Section of Annual Report

Key:
"Annual Report"
means the 2009 Annual Report of Capitol Bancorp Limited (Capitol) provided to Shareholders and the Commission pursuant to Rule 14a-3(b).  Capitol's 2009 Annual Report is divided into two sections:  a Financial Information Section and a Marketing Section and is filed as Exhibit 13 with this Form 10-K report.

"Proxy Statement"	means the Proxy Statement of Capitol for the Annual Meeting of Shareholders to be held April 28, 2010.

Note:
The page number references herein are based on the paper version of the referenced documents.  Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.

2009 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document, including Capitol's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might" and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) availability of funds under the U.S. Treasury's Capital Assistance Program and Capital Purchase Program, (xii) changes in management, (xiii) Capitol's proposed spin-off of Michigan Commerce Bancorp Limited; (xiv) consummation of pending sales of certain bank subsidiaries, (xv) other risks detailed in Capitol's other filings with the Securities and Exchange Commission, and (xvi) the following, among others:

• Management's ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of Capitol's net interest income;

• The effect of the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the Department of the U.S. Treasury and federal banking regulators of a number of programs to address capital and liquidity issues within the banking system and additional programs that may apply to Capitol in the future, all of which may have significant effects on Capitol and the financial services industry;

• The decline in commercial and residential real estate values and sales volume and the likely potential for continuing illiquidity in the real estate market;

• The risks associated with the high concentration of commercial real estate loans within Capitol's portfolio;

• The uncertainties in estimating the fair value of developed real estate and undeveloped land relating to collateral-dependent loans and other real estate owned in light of declining demand for such assets, falling prices and continuing illiquidity in the real estate market;

• Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on Capitol's business and on the businesses of its customers as well as other banks and lending institutions with which Capitol has commercial relationships;

• A continuation of unprecedented volatility in the capital markets;

• The risks associated with implementing Capitol's business strategy, including its ability to preserve and access sufficient capital to execute its strategy;

• Rising unemployment and its impact on Capitol's customers' savings rates and their ability to service debt obligations;

• Fluctuations in the value of Capitol's investment securities;

FORWARD-LOOKING STATEMENTS—Continued

• The ability to attract and retain senior management experienced in banking and financial services;

• The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent within the loan portfolio;

• Capitol's ability to adapt successfully to technological changes to compete effectively in the marketplace;

• Credit risks and risks from concentrations (by geographic area and by industry) within Capitol's consolidated loan portfolio and individual large loans;

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

• Liquidity risks;

• The ability to successfully acquire deposits for funding and the pricing thereof;

• The ability to successfully execute strategies to increase noninterest income;

• Changes in the economic environment, competition or other factors that may influence loan demand and repayment, deposit inflows and outflows, and the quality of the loan portfolio and loan and deposit pricing;

• The impact from liabilities arising from legal or administrative proceedings on the financial condition of Capitol;

• The current prohibition of Capitol's subsidiary banks to pay dividends to Capitol without prior written authorization from regulatory agencies;

• The current prohibition of Capitol's payment of cash dividends on its common stock without prior written regulatory authorization;

• Possible administrative or enforcement actions of banking regulators in connection with any material failure of Capitol or its subsidiary banks to comply with banking laws, rules or regulations or formal agreements with regulatory agencies;

• Capitol's compliance with the terms of its written agreement with the Federal Reserve Bank, amendments thereto or subsequent regulatory agreements;

• The continued availability of credit facilities provided by Federal Home Loan Banks to Capitol's banking subsidiaries;

• The uncertainties of future depositor activity regarding potentially uninsured deposits upon expiration of the FDIC's Transaction Account Guarantee Program;

• The possibility of the FDIC assessing Capitol's bank subsidiaries for any cross-guaranty liability;

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

FORWARD-LOOKING STATEMENTS—Continued

• Changes in legislation or regulatory and accounting principles, policies, or guidelines affecting the business conducted by Capitol;

• The impact of possible future goodwill and other material impairment charges;

• Acts of war or terrorism;

• Capitol's ability to manage fluctuations in the value of its assets and liabilities and maintain sufficient capital and liquidity to support its operations;

• The concentration of Capitol's nonperforming assets by loan type in certain geographic regions and with affiliated borrowing groups;

• The risk of additional future losses if the proceeds Capitol receives upon the liquidation of assets are less than the carrying value of such assets;

• Restrictions or limitations on access to funds from subsidiaries and potential obligations to contribute additional capital to Capitol's subsidiaries, which may restrict its ability to make payments on its obligations;

• The availability and cost of capital and liquidity on favorable terms, if at all;

• Changes in accounting standards or applications and determinations made thereunder;

• The risk that the realization of deferred tax assets and recoverable income taxes may extend beyond 2010;

• The risk that Capitol will not be able to complete its various proposed mergers and consolidations of certain of its subsidiary banks or, if completed, realize the anticipated benefits of the proposed mergers and/or consolidations;

• The impact on Capitol's financial results, reputation and business if it is unable to comply with all applicable federal and state regulations and applicable formal agreements, consent orders, other regulatory actions and any related capital initiatives;

• The costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

• The risk that, if economic conditions worsen or regulatory capital requirements are modified, Capitol may be required to seek additional liquidity and/or capital from external sources, if available;

• The risk that Capitol could have an "ownership change" under Section 382 of the Internal Revenue Code, which could impair its ability to timely and fully utilize its net operating losses for tax purposes and so-called built-in losses that may exist if such an "ownership change" occurs;

• Other factors and other information contained in this document and in other reports and filings that Capitol makes with the SEC under the Exchange Act, including, without limitation, under the caption "Risk Factors"; and

• Other economic, competitive, governmental, regulatory, and technical factors affecting Capitol's operations, products, services, and prices.

For a discussion of these and other risks that may cause actual results to differ from expectations, you should refer to the risk factors and other information in this Annual Report on Form 10-K and Capitol's other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that Capitol files from time to time with the SEC.  All written or oral forward-looking statements that are made by or are attributable to Capitol are expressly qualified by this cautionary notice.  You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date on which the statements are made.  Capitol undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

PART I

Item 1. Business.

a.           General development of business:

Incorporated by reference from Pages F-11 – F-15, Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking," Pages F-35 – F-37, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters," Pages F-41 – F-42, Financial Information Section of Annual Report, under the captions "Proposed Spin-off of Michigan Commerce Bancorp Limited" and "Sales of Banks and Pending Divestitures" and Pages F-57 – F-60, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

Capitol was incorporated in 1988.

Capitol Trust I and Capitol Trust XII were formed in 1997 and 2008, respectively; each is a Delaware statutory business trust.  The business and affairs of Capitol Trust I and Capitol Trust XII are conducted by their respective property trustee, a Delaware trustee, and administrative trustees who are employees and officers of Capitol.  Capitol Trust I and Capitol Trust XII exist for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by Capitol and certain related services.  During 2001, Capitol formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities.  Capitol Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003, Capitol Trust IX was formed in 2004 and Capitol Trust X and Capitol Trust XI were formed in 2007.  Each of these securities has similar terms.  Additional information regarding trust-preferred securities is incorporated by reference from Pages F-74 – F-75, Financial Information Section of Annual Report, under the caption "Note I—Subordinated Debt."

b.           Financial information about segments:

Incorporated by reference from Pages F-14 – F-17, Financial Information Section of Annual Report (excerpt from Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations) and Pages F-57 – F-60, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

c.           Narrative description of business:

Incorporated by reference from Pages F-11 – F-15, Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking," Pages F-29 – F-35, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy," Pages F-34 – F-35, Financial Information Section of Annual Report, comparative analysis of each bank's regulatory capital position, Pages F-35 – F-37, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters," Pages F-37 – F-41, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations," Pages F-41 – F-42, Financial Information Section of Annual Report, under the captions "Proposed Spin-off of Michigan Commerce Bancorp Limited" and "Sales of Banks and Pending Divestitures" and Pages F-57 – F-60, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

At December 31, 2009, Capitol and its subsidiaries employed approximately 1,304 full time equivalent employees.

Item 1. Business – continued.

Supervision and Regulation:

General:
The banking industry is subject to extensive state and federal regulation and continues to undergo significant change, particularly during the current severe economic recession.  Proposals to change the laws and regulations governing the banking industry are currently being discussed in Congress, in state legislatures and before the various bank regulatory agencies, in addition to direct investment in some financial institutions by the U.S. government.  The likelihood and timing of any changes and the impact such changes might have on Capitol are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on Capitol's business, financial position and results of operations.  Capitol expects that the financial services industry will remain heavily regulated and that additional laws or regulations may be adopted.  The following discussion summarizes certain aspects of the banking laws and regulations that affect Capitol.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

Capitol has not received any so-called "bailout" funds from any governmental sources and is not currently expecting to participate in the various capital programs offered by the U.S. government as an economic stimulus during the current severe recession.

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

Consistent with the requirements of the Bank Holding Company Act, Capitol's community banks provide their customers with banking, trust and other financial services and products.  These services include commercial banking through 47 subsidiary banks (as of December 31, 2009), as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, life insurance and annuity products, and portfolio management services through subsidiary banks and other subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to its subsidiary banks and to stand prepared to commit resources to support each of them.  There are no specific quantitative rules on a holding company's potential liability to its subsidiary banks.  In its sole judgment, the Federal Reserve Board could invoke the source-of-strength doctrine and require capital contributions from Capitol to its subsidiary banks.  In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized subsidiary bank.  See "Capital Adequacy and Prompt Corrective Action" below.

Capitol's subsidiary banks are subject to the provisions of the banking laws of their respective states of organization, the National Bank Act or national thrift regulations.  They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks), the Office of the Comptroller of the Currency (OCC) (in the case of national banks) or the Office of Thrift Supervision (OTS) (in the case of federal savings banks) and are subject to the rules and regulations of the OCC, the OTS, the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2009, 39 of Capitol's banking subsidiaries were state-chartered banks and, therefore, subject to supervision, regulation and examination by state banking regulators and the FDIC.  Seven of Capitol's depository institution subsidiaries, as of December 31, 2009, were chartered as federal savings banks and, accordingly, are subject to regulation and examination by the OTS and FDIC; one bank subsidiary was a national bank, subject to regulation by the OCC and FDIC.  Additionally, nonbank subsidiaries of Capitol are supervised and examined by the Federal Reserve Board and various other federal and state agencies.

Item 1. Business – continued.

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

Payment of Dividends:
There are various statutory restrictions on the ability of Capitol's banking subsidiaries to pay dividends or make other payments to Capitol.  Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered.  Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition; due to operating losses and a written agreement between the Federal Reserve and Capitol, Capitol is currently prohibited from payment of dividends.

As of December 31, 2009, Capitol's bank subsidiaries were prohibited from making dividend payments to Capitol without prior regulatory approval.

Capitol has several series of trust-preferred securities outstanding which are interest bearing.  Under certain conditions, Capitol may defer payment of interest on the related subordinated debentures for periods of up to five years.  In April 2009, Capitol commenced deferral of interest payments on such subordinated debentures and, pursuant to the written agreement between the Federal Reserve and Capitol, may not make interest payments thereon without prior written approval from the Federal Reserve.  The documents governing the trusts restrict Capitol's right to pay a dividend on its common stock under certain circumstances and give holders of the securities preference on liquidation over the holders of Capitol's common stock.

Capital Adequacy and Prompt Corrective Action:
The FDIC Improvement Act of 1991 (FDICIA) requires federal regulators to take prompt corrective action against any undercapitalized institution.  FDICIA establishes five capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized.  "Well-capitalized" institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). "Adequately-capitalized" institutions include depository institutions that meet the required minimum level for each capital measure.  "Undercapitalized" institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures.  "Significantly-undercapitalized" characterizes depository institutions with capital levels significantly below the minimum requirements.  "Critically-undercapitalized" refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a well-capitalized, adequately-capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  A depository institution is generally prohibited from making capital distributions, including paying dividends or fees to a holding company, if the institution would thereafter be undercapitalized.  Institutions that are adequately but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew or roll over brokered deposits.

Some of Capitol's subsidiary banks are subject to regulatory agreements which, among other things, preclude classification of the bank at a level higher than adequately-capitalized.

Item 1. Business – continued.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories.  Depending on the level of an institution's capital, the agencies' corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;
•	prohibiting the holding company from obtaining distributions from the institution without prior regulatory approval;
•	placing limits on asset growth and restrictions on activities;
•	placing additional restrictions on transactions with affiliates;
•	restricting the interest rates the institution may pay on deposits;
•	prohibiting the institution from accepting deposits from correspondent banks; and
•	in the most severe cases, appointing a conservator or receiver for the institution.

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

Information concerning capital adequacy guidelines for Capitol and its banking subsidiaries, including their regulatory capital position at December 31, 2009, is incorporated by reference from Pages F-29 – F-37, Financial Information Section of Annual Report, under the captions "Liquidity, Capital Resources and Capital Adequacy" and "Certain Regulatory Matters" and Pages F-88 – F-90, Financial Information Section of Annual Report, under the caption "Note P—Capital Requirements and Related Regulatory Matters."

FDIC Insurance Assessments:
FDIC deposit insurance premium levels became a much more significant expense in 2009 ($14.3 million) compared to 2008 ($3.2 million) and 2007 ($2.0 million), and will increase in future periods as a result of the FDIC imposing a risk-based matrix approach for assessment of premiums for deposit insurance, as it seeks to replenish its insurance fund from the costs of bank failures and address higher levels of deposit insurance coverage.

During 2008 and 2009, bank failures, coupled with deteriorating economic conditions, significantly reduced the FDIC's insurance fund reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, in December 2008, the FDIC issued a ruling raising assessment rates uniformly by seven basis points for the first quarter of 2009.  The FDIC also recently modified the way its assessment system differentiates for risk beginning April 1, 2009, resulting in corresponding changes in assessment rates beginning with the second quarter of 2009.

In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (EESA), the limit on FDIC insurance coverage was increased to $250,000 for all accounts through December 31, 2009.

Item 1. Business – continued.

On June 30, 2009, the FDIC charged a special assessment equal to 10 basis points on assets as of December 31, 2008, payable September 30, 2009.  Future special assessments by the FDIC to bolster its insurance fund are possible.  As a means to help improve the reserve ratio of the FDIC's insurance fund, it charged many banks, in December 2009, including some of Capitol's banks, an amount approximating three-years' of annual assessments.

In 2006, the FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (FICO) to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program:
In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLG Program).  The TLG Program was an initiative to counter the system-wide crisis in the nation's financial sector in 2008.  Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly-issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTA) held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  Capitol elected to participate in both guarantee programs.

The FDIC's TLG Program provides an unlimited guarantee of certain demand deposits.  The TLG Program is scheduled to end effective June 30, 2010.  Capitol estimates $216.9 million of deposits at its banks would become uninsured, based on balances as of December 31, 2009.  The effect of depositor activity upon termination of the TLG Program is not determinable.

American Recovery and Reinvestment Act of 2009:
In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted.  The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education programs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future Troubled Asset Relief Program (TARP) recipients, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.  The executive compensation standards are more stringent than those previously proposed by the U.S. Treasury, but it is not yet clear how these executive compensation standards will relate to the similar standards announced by the U.S. Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the U.S. Treasury.  The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on so-called golden parachute payments upon departure from a company, (iii) an expanded claw-back of bonuses, retention awards and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention

Item 1. Business – continued.

awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures" and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "say on pay" shareholder vote on the compensation of executives.

Future Legislation:
Various legislation affecting financial institutions and the financial industry is, from time to time, introduced in Congress.  Such legislation may change banking statutes and the operating environment of Capitol and its subsidiaries in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Capitol or any of its subsidiaries.  With the enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable.

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

Transactions with Affiliates:
Transactions between Capitol's subsidiary banks and their affiliates are governed by Regulation W of the Federal Reserve Act and substantially similar regulations of the FDIC.  The affiliates of the banks include Capitol and any entity controlled by Capitol.  Generally, Regulation W (i) limits the extent to which the subsidiary banks may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank's capital stock and surplus, (ii) require that a bank's extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any "low quality assets" (including nonperforming loans) and (iv) require that all "covered transactions" be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a nonaffiliate.  The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions.

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

Item 1. Business – continued.

Community Reinvestment Act:
Under the Community Reinvestment Act (CRA) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practices.  The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs.  Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution's CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.

Fair Lending and Consumer Laws:
In addition to the CRA, other federal and state laws regulate various lending and consumer aspects of the banking business.  Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that, in some cases, prospective borrowers experience unlawful discrimination in their efforts to obtain loans from depository and other lending institutions.  These agencies have brought litigation against some depository institutions alleging discrimination against borrowers.  Many of these suits have been settled, in some cases for material sums, short of a full trial.

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

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms.  It also permits bank holding companies to elect to become financial holding companies.  A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities.  In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory CRA rating.  Capitol has determined not to become certified as a financial holding company at this time, but may reconsider this determination in the future.

Item 1. Business – continued.

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

[The remainder of this page intentionally left blank]

Item 1. Business – continued.

Evolving Legislation and Regulatory Action:
In 2009, as many emergency government programs were enacted in 2008 in response to the financial crisis and the recession slowed or wound-down, global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and potential restructuring of the entire financial regulatory system.  Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated.  Some of these major changes may take effect as early as 2010, and could materially impact the profitability of Capitol's banking business, the value of assets Capitol holds or the collateral available for Capitol's affiliate banks' loans, require changes to business practices or force Capitol to discontinue businesses and expose Capitol to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Capitol maintains an Internet website at http://www.capitolbancorp.com that includes links to Capitol's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (SEC Reports).  The SEC Reports are available without charge as soon as reasonably practicable following the time they are filed with or furnished to the SEC.  Information on Capitol's website is not incorporated into this Form 10-K or Capitol's other securities filings and is not a part of those filings.  The public may read and copy any materials Capitol files with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains information regarding issuers that file electronically with the SEC.  That address is http://www.sec.gov.  In addition, Capitol makes available on its website at http://www.capitolbancorp.com, under the heading "Governance," its:  (i) Code of Ethics; (ii) Governance Guidelines; and (iii) the charters of Capitol's board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer and other senior financial officers, on its website.  These corporate governance materials are also available free of charge in print to shareholders who request them in writing to:  Capitol Bancorp Ltd., Attention: Secretary, Capitol Bancorp Center, 200 N. Washington Square, Lansing, Michigan 48933.

The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol's business.

[The remainder of this page intentionally left blank]

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A)
CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2009, 2008 and 2007.

	2009			2008			2007		
	Average Balance	Interest Income/ Expense	(1) Average Yield/Cost	Average Balance	Interest Income/ Expense	(1) Average Yield/Cost	Average Balance	Interest Income/ Expense	(1) Average Yield/Cost
ASSETS									
Money market and interest-bearing deposits	$ 635,026	$ 2,209	0.35%	$ 127,311	$ 1,218	0.96%	$ 23,912	$ 1,120	4.68%
Federal funds sold	43,452	99	0.23%	220,128	3,822	1.74%	205,294	10,687	5.21%
Investment securities -- U.S. Treasury, government agencies, mortgage-backed and other	53,917	687	1.27%	44,691	1,812	4.05%	39,330	1,699	4.32%
Loans held for sale	18,989	902	4.75%	10,774	774	7.18%	24,427	2,133	8.73%
Portfolio loans (2)	4,507,131	263,002	5.84%	4,621,247	296,689	6.42%	3,840,526	314,800	8.20%
Total interest-earning assets/interest income	5,258,515	266,899	5.08%	5,024,151	304,315	6.06%	4,133,489	330,439	7.99%
Allowance for loan losses (deduct)	(116,030)			(79,554)			(50,316)		
Cash and due from banks	112,361			133,039			153,042		
Premises and equipment, net	53,968			60,160			56,925		
Other assets	296,134			234,342			159,855		
Total assets	$ 5,604,948			$ 5,372,138			$ 4,452,995		
LIABILITIES AND STOCKHOLDERS' EQUITY									
Interest-bearing deposits:									
Savings deposits	$ 93,839	$ 956	1.02%	$ 89,025	$ 1,496	1.68%	$ 83,632	$ 2,291	2.74%
Time deposits under $100,000	1,026,732	32,244	3.14%	1,029,914	36,759	3.57%	569,773	28,060	4.92%
Time deposits $100,000 and over	1,587,173	41,053	2.59%	1,199,988	50,099	4.17%	1,031,011	52,828	5.12%
Other interest-bearing deposits	1,217,921	13,059	1.07%	1,236,841	24,016	1.94%	1,227,480	40,981	3.34%
Notes payable and short-term borrowings	343,936	9,450	2.75%	408,521	15,067	3.69%	220,996	11,048	5.00%
Subordinated debentures	167,404	13,755	8.22%	162,453	13,029	8.02%	143,390	11,954	8.34%
Total interest-bearing liabilities/interest expense	4,437,005	110,517	2.49%	4,126,742	140,466	3.40%	3,276,282	147,162	4.49%
Noninterest-bearing demand deposits	693,533			661,578			628,345		
Accrued interest and other liabilities	48,745			49,230			31,640		
Equity:									
Capitol Bancorp Ltd stockholders' equity	297,482			371,025			383,558		
Noncontrolling interests in consolidated subsidiaries	128,183			163,563			133,170		
Total equity	425,665			534,588			516,728		
Total liabilities and equity	$ 5,604,948			$ 5,372,138			$ 4,452,995		
Net interest income		$ 156,382			$ 163,849			$ 183,277	
Interest Rate Spread (3)			2.59%			2.66%			3.50%
Net Yield on Interest-Earning Assets (4)			2.97%			3.26%			4.43%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	1.19			1.22			1.26		

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

	2009 compared to 2008			2008 compared to 2007		
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:						
Money market and interest-bearing deposits	$ 2,192	$ (1,201)	$ 991	$ 1,588	$ (1,490)	$ 98
Federal funds sold	(1,787)	(1,936)	(3,723)	722	(7,587)	(6,865)
Investment securities -- U.S. Treasury, government agencies, mortgage-backed and other	315	(1,440)	(1,125)	222	(109)	113
Loans held for sale	452	(324)	128	(1,032)	(327)	(1,359)
Portfolio loans	(7,184)	(26,503)	(33,687)	57,281	(75,392)	(18,111)
Total	(6,012)	(31,404)	(37,416)	58,781	(84,905)	(26,124)
Increase (decrease) in interest expense:						
Interest-bearing deposits:						
Savings deposits	77	(617)	(540)	140	(935)	(795)
Time deposits under $100,000	(113)	(4,402)	(4,515)	22,293	(9,310)	8,699
Time deposits $100,000 and over	13,343	(22,389)	(9,046)	(56)	(10,634)	(2,729)
Other interest-bearing deposits	(362)	(10,595)	(10,957)	310	(17,275)	(16,965)
Notes payable and short-term borrowings	(2,150)	(3,467)	(5,617)	7,497	(3,478)	4,019
Subordinated debentures	402	324	726	1,542	(467)	1,075
Total	11,197	(41,146)	(29,949)	31,726	(42,099)	(6,696)
Increase (decrease) in net interest income	$ (17,209)	$ 9,742	$ (7,467)	$ 27,055	$ (42,806)	$ (19,428)

[The remainder of this page intentionally left blank]

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated fair value of investment securities as of December 31 (in $1,000s):

	2009		2008		2007	
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale securities:						
United States treasury	$ 1,500	$ 1,500			$ 499	$ 499
United States government agencies	13,956	13,941	$ 9,785	$ 9,913	8,991	9,025
Mortgage-backed	24,690	24,598	4,813	4,890	3,402	3,368
Municipalities	727	739	768	781	1,222	1,227
	40,873	40,778	15,366	15,584	14,114	14,119
Held for long-term investment:						
Federal Reserve Bank stock	210	210	146	146	563	563
Federal Home Loan Bank stock	24,464	24,464	26,053	26,053	18,765	18,765
CDBL III	672	672				
Corporate	5,119	5,119	6,591	6,591	6,085	6,085
Other	100	100	66	66	65	65
	30,565	30,565	32,856	32,856	25,478	25,478
Total investment securities	$ 71,438	$ 71,343	$ 48,222	$ 48,440	$ 39,592	$ 39,597

Securities held for long-term investment are not subject to the classification and accounting rules relating to most typical investments. Rather, investments in Federal Home Loan Bank stock and Federal Reserve Bank stock are required to be recorded at cost and generally classified within other assets. In addition, Capitol's corporate investments consist mostly of equity-method investments in limited partnerships which, accordingly, are outside of the scope of accounting rules for available-for-sale investments which often require use of estimated fair value. Although these investments are outside of the scope of such accounting rules, they are included in Capitol's investment securities for financial reporting purposes to summarize all such securities together.

The table below shows the amortized cost, estimated fair value, relative maturities and weighted average yields of investment securities at December 31, 2009 (in $1,000s):

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Maturity:			
Due in one year or less	$ 6,886	$ 6,891	1.68%
After one year, through five years	9,137	9,124	3.57%
After five years, through ten years	567	577	0.68%
After ten years	24,283	24,186	4.57%
Securities held for long-term investment, without stated maturities	30,565	30,565	
Total	$ 71,438	$ 71,343	

Investment securities which do not have stated maturities (corporate, Federal Reserve Bank stock and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2009:

United States treasury			1 month
United States government agency	1 year	and	7 months
Mortgage-backed	27 years	and	3 months
Municipals	1 year	and	10 months

[The remainder of this page intentionally left blank]

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

	2009		2008		2007		2006		2005	
Loans secured by real estate:										
Commercial	$ 1,990,332	49.18%	$ 2,115,515	44.68%	$ 1,917,113	44.43%	$ 1,602,743	45.94%	$ 1,352,338	45.21%
Residential (including multi-family)	785,362	19.40%	879,754	18.58%	698,960	16.20%	529,357	15.17%	501,861	16.78%
Construction, land development and other land	509,474	12.59%	797,486	16.84%	852,595	19.76%	705,255	20.22%	579,132	19.36%
Total loans secured by real estate	3,285,168	81.17%	3,792,755	80.10%	3,468,668	80.39%	2,837,355	81.33%	2,433,331	81.35%
Commercial and other business-purpose loans	684,253	16.91%	845,593	17.86%	768,473	17.81%	602,294	17.26%	512,018	17.12%
Consumer	44,168	1.09%	61,340	1.29%	48,041	1.11%	39,957	1.15%	37,661	1.26%
Other	33,512	0.83%	35,541	75.00%	29,519	0.69%	9,072	0.26%	8,179	0.27%
Total portfolio loans	$ 4,047,101	100.00%	$ 4,735,229	100.00%	$ 4,314,701	100.00%	$ 3,488,678	100.00%	$ 2,991,189	100.00%

The table below summarizes the remaining maturity of portfolio loans outstanding at December 31, 2009 according to scheduled repayments of principal (in $1,000s):

	Fixed Rate	Variable Rate	Total
Aggregate maturities of portfolio loan balances which are due:			
In one year or less	$ 652,036	$ 1,119,237	$ 1,771,273
After one year but within five years	1,101,512	643,175	1,744,687
After five years	225,909	9,970	235,879
Nonaccrual loans			295,262
Total	$ 1,979,457	$ 1,772,382	$ 4,047,101

The following summarizes, in general, Capitol's various loan classifications:

Loans secured by real estate:

Commercial:

Comprised of a broad mix of business use and nonfarm nonresidential properties, including office, retail, warehouse and light industrial uses. A typical loan size is generally less than $1,000,000 and, at December 31, 2009, approximately 18.5% of such properties were owner-occupied.

Residential (including multi-family):

Includes single and multi family residential loans held for permanent portfolio and home equity lines of credit.

Construction, land development and other land:

Includes loans made to finance land development for new or existing structures, vacant land and agricultural land.

Commercial and other business-purpose loans:

Includes a range of loans to sole proprietorships, partnerships, corporations and other business enterprises and also to individuals for commercial, industrial and professional purposes but not for investment or personal expenditure purposes.

Consumer:

Includes a broad range of installment credit products, secured by automobiles, watercraft, etc., with typical consumer credit risks.

Other:

Includes loans to finance agricultural production, obligations of states and political subdivisions in the US and nonprofit organizations.

All loans are subject to underwriting procedures commensurate with the loan size, nature of collateral, industry trends, risks and experience factors. Appropriate collateral is required for most loans, as well as evidence of debt repayment sources.

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

	2009	2008	2007	2006	2005
Nonperforming loans:					
Nonaccrual loans:					
Loans secured by real estate:					
Commercial	$ 131,990	$ 39,892	$ 19,016	$ 8,771	$ 9,451
Residential (including multi-family)	55,553	35,675	13,381	6,808	4,826
Construction, land development and other land	84,276	72,996	29,756	8,583	2,847
Total loans secured by real estate	271,819	148,563	62,153	24,162	17,124
Commercial and other business-purpose loans	23,063	16,283	5,782	5,349	5,279
Consumer	380	190	66	215	219
Other	--	--	84	--	--
Total nonaccrual loans	295,262	165,036	68,085	29,726	22,622
Past due (≥ 90 days) loans and accruing interest:					
Loans secured by real estate:					
Commercial	6,234	1,623	113	1,380	739
Residential (including multi-family)	228	365	1,116	526	1,891
Construction, land development and other land	3,713	2,293	2,531	1,116	864
Total loans secured by real estate	10,175	4,281	3,760	3,022	3,494
Commercial and other business-purpose loans	1,546	747	714	1,375	339
Consumer	534	146	66	151	140
Other	--	--	5	--	137
Total past due loans	12,255	5,174	4,545	4,548	4,110
Total nonperforming loans	$ 307,517	$ 170,210	$ 72,630	$ 34,274	$ 26,732
Nonperforming loans as a percentage of total portfolio loans	7.60%	3.59%	1.68%	0.98%	0.89%
Nonperforming loans as a percentage of total assets	5.99%	3.01%	1.48%	0.84%	0.77%
Allowance for loan losses as a percentage of nonperforming loans	47.04%	54.66%	80.03%	132.50%	151.72%

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention. This loan review process is a continuous activity which periodically updates internal loan classifications. At inception, all loans are individually assigned a classification which grades the credits on a risk basis, assessing the financial strength of the borrower and guarantors and other factors such as the borrower's historical and projected financial performance, local economic conditions and other subjective factors. The loan classification process is fluid and subjective.

Potential problem loans include loans which are generally performing as agreed; however, because of loan review's and/or lending staff's risk assessment, increased monitoring is deemed appropriate. In addition, some loans are identified for monitoring because of specific performance issues or other risk factors requiring closer management and development of specific remedial action plans.

At December 31, 2009, potential problem loans (which include nonperforming loans) approximated $826 million or 20% of total consolidated portfolio loans. Such totals have historically approximated 4% to 5% of loans outstanding and are an important part of management's ongoing and proactive loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. During 2009, the amount of potential problem loans increased significantly as management downgraded many credit relationships in response to the impact of the severe recessionary environment and also as a result of growth in nonperforming loans. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned for the year ended December 31 (in $1,000s):

	2009	2008	2007	2006	2005
Other real estate owned at January 1	$ 67,171	$ 16,357	$ 9,464	$ 3,733	$ 3,855
Properties acquired in restructure of loans, foreclosure or in lieu of foreclosure	102,487	72,138	17,216	8,870	5,718
Properties sold	(22,116)	(10,479)	(9,956)	(2,806)	(4,440)
Write-downs or other impairment and fair-value adjustments	(32,315)	(10,679)	(307)	(333)	(1,400)
Payments received from tenants, credited to carrying amount	(6)	(166)	(60)	--	--
Less other real estate owned of subsidiaries no longer consolidated	(3,401)	--	--	--	--
Other real estate owned at December 31	$ 111,820	$ 67,171	$ 16,357	$ 9,464	$ 3,733

Other real estate owned is valued at estimated fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000s):

	2009	2008	2007	2006	2005
Allowance for loan losses at January 1	$ 93,040	$ 58,124	$ 45,414	$ 40,559	$ 37,572
Loans charged-off:					
Loans secured by real estate:					
Commercial	(30,413)	(9,217)	(3,102)	(2,737)	(1,182)
Residential (including multi-family)	(34,766)	(8,942)	(3,265)	(1,831)	(2,348)
Construction, land development and other land	(38,411)	(20,668)	(1,192)	(812)	(346)
Total loans secured by real estate	(103,590)	(38,827)	(7,559)	(5,380)	(3,876)
Commercial and other business-purpose loans	(33,658)	(11,116)	(6,257)	(2,943)	(4,988)
Consumer	(1,389)	(461)	(403)	(255)	(776)
Other	(35)	(43)	--	(121)	(3)
Total charge-offs	(138,672)	(50,447)	(14,219)	(8,699)	(9,643)
Recoveries:					
Loans secured by real estate:					
Commercial	406	986	70	66	20
Residential (including multi-family)	343	648	226	213	601
Construction, land development and other land	1,647	342	20	8	4
Total loans secured by real estate	2,396	1,976	316	287	625
Commercial and other business-purpose loans	1,197	798	1,101	896	758
Consumer	135	97	165	215	287
Other	2	--	7	--	--
Total recoveries	3,730	2,871	1,589	1,398	1,670
Net charge-offs	(134,942)	(47,576)	(12,630)	(7,301)	(7,973)
Additions to allowance charged to expense	190,680	82,492	25,340	12,156	10,960
Less allowance for loan losses of subsidiaries no longer consolidated	(4,114)				
Allowance for loan losses at December 31	$ 144,664	$ 93,040	$ 58,124	$ 45,414	$ 40,559
Total portfolio loans outstanding at December 31	$ 4,047,101	$ 4,735,229	$ 4,314,701	$ 3,488,678	$ 2,991,189
Ratio of allowance for loan losses to portfolio loans outstanding	3.57%	1.96%	1.35%	1.30%	1.36%
Average total portfolio loans for the year	$ 4,507,131	$ 4,621,247	$ 3,840,526	$ 3,236,538	$ 2,834,973
Ratio of net charge-offs to average portfolio loans outstanding	2.99%	1.03%	0.33%	0.23%	0.28%

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

[The remainder of this page intentionally left blank]

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E - CONTINUED)
CAPITOL BANCORP LIMITED

The amounts of the allowance for loan losses allocated in the following table (in $1,000s), as of December 31, are based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2009		2008		2007		2006		2005	
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
Loans secured by real estate:										
Commercial	$ 57,216	1.41%	$ 30,007	0.63%	$ 21,918	0.51%	$ 17,886	0.51%	$ 18,337	0.61%
Residential (including multi-family)	28,331	0.70%	21,645	0.46%	10,235	0.24%	7,234	0.21%	6,805	0.23%
Construction, land development and other land	22,864	0.57%	17,496	0.37%	11,278	0.26%	8,471	0.24%	7,853	0.26%
Total loans secured by real estate	108,411	2.68%	69,148	1.46%	43,431	1.01%	33,591	0.96%	32,995	1.10%
Commercial and other business-purpose loans	34,638	0.85%	22,547	0.47%	13,727	0.32%	11,112	0.32%	6,943	0.23%
Consumer	1,405	0.03%	1,032	0.02%	667	0.01%	558	0.02%	510	0.02%
Other	210	0.01%	313	0.01%	299	0.01%	153	0.00%	111	0.01%
Total allowance for loan losses	$ 144,664	3.57%	$ 93,040	1.96%	$ 58,124	1.35%	$ 45,414	1.30%	$ 40,559	1.36%
Total portfolio loans outstanding	$ 4,047,101		$ 4,735,229		$ 4,314,701		$ 3,488,678		$ 2,991,189	

[The remainder of this page intentionally left blank]

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31:

	2009		2008		2007	
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$ 693,533		$ 661,578		$ 628,345	
Savings deposits	93,839	1.02%	89,025	1.68%	83,632	2.74%
Time deposits under $100,000	1,026,732	3.14%	1,029,914	3.57%	569,773	4.92%
Time deposits $100,000 and over	1,587,173	2.59%	1,199,988	4.17%	1,031,011	5.12%
Other interest-bearing deposits	1,217,921	1.07%	1,236,841	1.94%	1,227,480	3.34%
Total deposits	$ 4,619,198		$ 4,217,346		$ 3,540,241	

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2009 (in $1,000s):

Three months or less	$ 434,955
Over three months to six months	263,508
Over six months to twelve months	455,867
Over 12 months	332,559
Total	$ 1,486,889

[The remainder of this page intentionally left blank]

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

	Year Ended December 31		
	2009	2008	2007
Net income (loss) attributable to Capitol Bancorp Ltd. as a percentage of:			
Average stockholders' equity	(65.61%)	(7.71)%	5.72%
Average total assets	(3.48%)	(0.53)%	0.49%
Capital ratios:			
Average stockholders' equity as a percentage of average total assets	5.31%	6.91%	8.61%
Average total equity (stockholders' equity and noncontrolling interests in consolidated subsidiaries) as a percentage of average total assets	7.59%	9.95%	11.60%
Average total capital funds (stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) as a percentage of average total assets	10.58%	12.98%	14.82%
Dividend payout ratio (cash dividends per share as a percentage of net income (loss) attributable to Capitol Bancorp Ltd. per share):			
Basic	N/A	N/A	77.52%
Diluted	N/A	N/A	78.74%

N/A - Not applicable

[The remainder of this page intentionally left blank]

Item 1A. Risk Factors.

An investment in Capitol's common stock is subject to the risks inherent to Capitol's business.  The material risks and uncertainties that Capitol believes affect it are described below.  The risks and uncertainties described below are not the only ones Capitol faces.  Additional risks and uncertainties that Capitol is not aware of or focused on, or risks currently deemed immaterial, may also impair business operations.  This Annual Report on Form 10-K is qualified in its entirety by these risk factors.  If any of the following risks actually occur, Capitol's financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of Capitol's common stock could decline significantly, and shareholders could lose all or a portion of their investment.

The market price of Capitol's common stock can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Capitol's stock price can fluctuate significantly in response to a variety of factors including:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to Capitol;

•	News reports relating to trends, concerns and other issues in the financial services industry;

•	Perceptions in the marketplace regarding Capitol or Capitol's competitors;

•	New technology used or services offered by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint venture or capital commitments by or involving Capitol or Capitol's competitors;

•	Changes in government regulations; or

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause Capitol's stock price to decrease regardless of operating results.

Stock markets in general and Capitol's common stock in particular have experienced significant volatility over the past eighteen months, and continue to experience significant price and volume volatility.  As a result, the market price of Capitol's common stock may continue to be subject to similar market fluctuations that may be unrelated to Capitol's operating performance or prospects.  Increased volatility could result in a decline in the market price of Capitol's common stock.

An investment in Capitol's common stock is not an insured deposit.

An investment in Capitol's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in Capitol's common stock is inherently risky for the reasons described in this "Risk Factors" section, or elsewhere in this Form 10-K or the documents incorporated by reference herein, and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire Capitol's common stock, you could lose some or all of your investment.

Capitol may issue additional common stock or other securities that could dilute the ownership percentage of holders of Capitol's common stock.

Capitol may determine to issue additional common stock or other securities from time to time based on market conditions, Capitol's need for capital or other factors.  More generally, Capitol may issue additional securities to raise additional capital or finance acquisitions or upon the exercise of outstanding options.  If Capitol issues additional common stock or other securities, the ownership percentage of holders of Capitol's common stock prior to such time could be diluted.

Item 1A. Risk Factors – continued.

All of Capitol's debt obligations and Capitol's obligations under Capitol's debentures and preferred securities of certain related subsidiaries that Capitol has guaranteed will likely have priority over Capitol's common stock with respect to payment in the event of liquidation, dissolution or winding-up and with respect to the payment of dividends.

Capitol has issued debentures to certain of its subsidiaries which are Delaware business trusts which, in turn, issued preferred securities to purchase the debentures.  Capitol also has additional trust-preferred securities which were privately placed.  Capitol has guaranteed the preferred securities.  The documents governing these securities, including the indenture under which the debentures were issued, restrict Capitol's right to pay a dividend on its common stock under certain circumstances and give the holders of the preferred securities preference on liquidation over the holders of Capitol's common stock.  In April 2009, Capitol announced that it had elected to defer interest payments on Capitol's subordinated debentures.  The total estimated annual interest that would be payable on the debentures and the underlying debt securities, if not deferred, is approximately $13.6 million.  While Capitol defers the payment of interest, it will continue to accrue the future interest obligation at the applicable interest rate.  Capitol is prohibited from declaring or paying cash dividends on its common stock during such deferral and is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances.  Capitol's obligation under the debentures, the preferred securities and the guarantee approximates $170.8 million at an average interest rate currently approximating 6.16% per annum, payable quarterly.

In any liquidation, dissolution or winding-up of Capitol, Capitol's common stock would rank below all debt claims against Capitol, the claims with respect to the debentures and the guarantee of the preferred securities of certain related subsidiaries, and other senior equity securities, if any.  As a result, holders of Capitol's common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding-up of Capitol until all of Capitol's obligations to Capitol's debt holders have been satisfied and holders of senior equity securities have received any payment or distribution due to them.

Offerings of debt, which could be senior to Capitol's common stock upon liquidation, and/or preferred equity securities which may be senior to Capitol's common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of Capitol's common stock.

Capitol may attempt to increase its capital resources or, if Capitol's capital ratios fall below the required minimums, Capitol could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including trust-preferred securities, senior securities or notes, preferred stock and/or common stock.  Capitol may also decide to raise additional capital by issuing debt or preferred equity securities for other reasons.  Upon liquidation, holders of Capitol's debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of Capitol's available assets prior to the holders of Capitol's common stock.  Additional equity offerings may dilute the holdings of Capitol's existing shareholders or reduce the market price of Capitol's common stock, or both.  Holders of Capitol's common stock are not entitled to preemptive rights or other protections against dilution.

Capitol's board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders.  Capitol's board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over Capitol's common stock with respect to dividends or upon Capitol's dissolution, winding up and liquidation and other terms.  If Capitol issues preferred shares in the future that have a preference over Capitol's common stock with respect to the payment of dividends or upon liquidation, or if Capitol issues preferred shares with voting rights that dilute the voting power of its common stock, the rights of holders of Capitol's common stock or the market price of Capitol's common stock could be adversely affected.

Item 1A. Risk Factors – continued.

Capitol's business has been adversely affected by conditions in the financial markets and economic conditions generally.

Since December 2007, the United States has been in a deep recession.  Business activity across a wide range of industries and regions is greatly reduced, and local governments and many businesses are experiencing serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.

Since mid-2007, the financial services industry and securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equity securities.  Global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions.  Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them, and defaults under contracts entered into with such entities as counterparties.  Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit-default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions.  Some banks and other lenders, including Capitol, have suffered significant losses and many institutions have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.  The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.  The U.S. government, the Federal Reserve Board and other regulatory agencies have taken numerous steps to increase liquidity and to restore investor confidence, including investing billions in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

In response to the financial crises affecting the banking system and financial markets, and going concern threats to investment banks and other financial institutions, President Bush signed the Emergency Economic Stabilization Act of 2008 (EESA) into law in October 2008.  Among other things, EESA authorizes the U.S. Treasury (Treasury) to spend up to $700 billion to inject capital into financial institutions by purchasing non-voting preferred shares directly from such institutions and to purchase mortgage-backed and other non-performing assets from financial institutions for the purpose of stabilizing the financial markets.  There can be no assurance what impact the EESA will have on the financial markets, including the extreme levels of volatility currently being experienced.

Capitol's financial performance generally, and in particular the ability of its banks' borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment in the markets where Capitol operates and in the United States as a whole.  The current severe recession is characterized by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; falling commercial and residential real estate values; inactive or nonexistent markets for the sale of real estate; or a combination of these or other factors.

It is expected that the business environment in the United States and worldwide will continue to deteriorate for the foreseeable future.  There can be no assurance that these conditions will improve in the near term.  Such conditions have and could continue to adversely affect the credit quality of Capitol's loans, results of operations and financial condition.

Item 1A. Risk Factors – continued.

Capitol's ability to maintain required capital levels and adequate sources of funding and liquidity may be adversely affected by market conditions.

Capitol is required to maintain certain capital levels in accordance with banking regulations.  Capitol must also maintain adequate funding sources in the normal course of business to support Capitol's lending and investment operations and repay outstanding liabilities as they become due.  Capitol's ability to maintain capital levels, as well as sources of funding and liquidity could be impacted by deteriorating economic and market conditions.

Failure by Capitol or Capitol's bank affiliates to meet any applicable guideline or capital requirement otherwise imposed upon Capitol or to satisfy certain other regulatory requirements could subject Capitol to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities that include limitations on the ability to pay dividends, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

Noncompliance with capital requirements could have a material adverse effect on Capitol's operations and financial position.

Regulatory agencies may require Capitol and/or its individual subsidiary banks to maintain a higher level of capital than Capitol currently anticipates, which could adversely affect Capitol's liquidity at the holding company level and require it to raise additional capital.

While Capitol considers its capital position on a consolidated basis, the regulators of each of Capitol's individual banks may require that those individual banks maintain a higher level of capital than Capitol currently anticipates, which would require that Capitol maintain a consolidated capital position that is well beyond what Capitol presently anticipates and could be in excess of the levels of capital used in the assumptions underlying Capitol's internal capital analysis.  As of December 31, 2009, several of Capitol's subsidiary banks were required to maintain regulatory capital levels in excess of minimum requirements.  Further, as a holding company with obligations and expenses separate from Capitol's bank subsidiaries, and because many of Capitol's banks will be unable to make dividend payments to Capitol, Capitol must maintain a level of liquidity at its holding company that is sufficient to address those obligations and expenses.  The maintenance of adequate liquidity at Capitol's holding company may limit its ability to make further capital investments in bank subsidiaries, which could adversely impact Capitol and require Capitol to raise additional capital.  Even if Capitol is successful in implementing its current divestiture and charter consolidation initiatives, there can be no guarantee that the resulting bank(s) would not be required by the regulators to have a higher level of capital than Capitol may anticipate.

Issuance of additional shares of Capitol's common stock in the public markets and other capital management or business strategies that Capitol may pursue could depress the market price of Capitol's common stock and result in the dilution of Capitol's existing shareholders ownership of Capitol.

Capitol will continue to identify, consider and pursue additional capital management strategies in the future to bolster its capital position.  Future issuances of Capitol's equity securities, including common stock, in any transaction that Capitol may pursue may dilute the interests of Capitol's existing shareholders and cause the market price of Capitol's common stock to decline.  Capitol may issue equity securities (including convertible securities, preferred securities, and stock options and warrants on Capitol's common or preferred stock) in the future for a number of reasons, including to finance Capitol's operations and business strategy, to adjust Capitol's ratios of debt to equity, to address regulatory capital concerns, to restructure currently outstanding debt or equity securities or to satisfy Capitol's obligations upon the exercise of outstanding stock options or warrants.  Capitol may issue equity securities in transactions that generate cash proceeds, transactions that free-up regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or balance sheet capital only and do not generate or preserve cash.  Capitol cannot predict the effect that these transactions would have on the market price of its common stock. In addition, if Capitol issues additional equity securities, including stock options, warrants, preferred stock or convertible securities, such newly-issued securities could cause significant dilution to the holders of Capitol's common stock.

Item 1A. Risk Factors – continued.

Issuances or sales of common stock or other equity securities could result in an "ownership change" as defined for U.S. federal income tax purposes. In the event an "ownership change" were to occur, Capitol's ability to fully utilize a significant portion of its U.S. federal and state tax net operating losses could be impaired and could lose certain built-in losses that have not been recognized for tax purposes as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.

Capitol's ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if it experiences an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the Code).  An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by "five percent shareholders" increases by more than fifty percentage points over a rolling three-year period ending on the transaction date.  A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain recognized built-in losses equal to the value of the stock of the corporation immediately before the "ownership change," multiplied by the long-term tax-exempt rate (subject to certain adjustments).  The annual limitation is increased each year to the extent that there is an unused limitation in a prior year.  Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-ownership-change losses and certain post-change recognized built-in losses that may be utilized.  Pre-ownership-change losses and certain recognized built in losses in excess of the cap are effectively unable to be used to reduce future taxable income.  In some circumstances, issuances or sales of common stock (including any common stock issuances or debt-for-equity exchanges and certain transactions involving common stock that are outside of Capitol's control) could result in an "ownership change" under Section 382.

While Capitol may, under certain circumstances, be able to utilize certain tax strategies (including a "tax preservation" rights plan) to protect against an "ownership change", if an "ownership change" under Section 382 were to occur, the value of Capitol's net operating losses and a portion of the net unrealized built-in losses will be impaired.  Because a valuation allowance currently exists for substantially the full amount of Capitol's deferred tax assets, no additional charge to earnings would result.  However, an "ownership change", as defined above, could adversely impact Capitol's ability to recognize Tier 1 capital from the potential future release of Capitol's valuation allowance.

Problems encountered by financial institutions larger than or similar to Capitol could adversely affect financial markets generally and have indirect adverse effects on Capitol.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions.  As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which Capitol interacts on a daily basis, and therefore could adversely affect Capitol.

Capitol's banks' small size may make it difficult to compete with larger institutions because Capitol is not able to compete with large banks in the offering of significantly larger loans.

Legal lending limits of banks constrain the size of loans that those banks can make.  Many of Capitol's banks' competitors have significantly larger capitalization and, hence, an ability to make significantly larger loans.  The inability to offer larger loans limits the revenues that can be earned from interest amounts charged on larger loan balances.

Item 1A. Risk Factors – continued.

Capitol's and its banks' allowances for loan losses may prove inadequate to absorb actual loan losses, which may adversely impact results of operations.

Capitol believes that its consolidated allowance for loan losses is maintained at a level adequate to absorb inherent losses in the loan portfolio at the balance sheet date.  Management's determination of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, the volume, amount and composition of the portfolio and other factors.  These estimates are subjective and their accuracy depends on the outcome of future events.  Actual future losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in fair value of collateral that are generally beyond Capitol's control, actual loan losses could increase significantly.  As a result, such losses could exceed current allowance estimates.  No assurance can be provided that the allowance will be sufficient to cover actual future loan losses should such losses be realized.

Loan loss experience, which is helpful in estimating the requirements for the allowance for loan losses at any given balance sheet date, has been minimal at some of Capitol's younger banks.  Conversely, some of Capitol's mature banks, particularly those located in Michigan and Arizona, have recently experienced significantly elevated levels of loan losses due to adverse economic conditions.  Because many of Capitol's banks are young, they do not have seasoned loan portfolios and it is likely that the ratio of the allowance for loan losses to total loans may need to be increased in future periods as the loan portfolios become more mature and loss experience evolves.  If it becomes necessary to increase the ratio of the allowance for loan losses to total loans, such increases would be accomplished through higher provisions for loan losses, which may adversely impact results of operations and could result in larger net losses on a consolidated basis.

The domestic economy is in a severe recession and Capitol's levels of nonperforming loans and related loan losses and levels of foreclosed assets and other real estate owned have increased significantly.  It is anticipated that levels of nonperforming loans and related loan losses will continue to increase as economic conditions, locally and nationally, continue to deteriorate for the foreseeable future.  Capitol's level of other real estate owned (OREO) has increased dramatically causing a corresponding increase in carrying costs and other operating expenses.  Continued elevation of OREO could have a negative material impact on Capitol.

In addition, regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of the allowance for loan losses.  Regulatory agencies may require Capitol or its banks to increase their provision for loan losses or to recognize further loan charge-offs based upon judgments different from those of management.  Any increase in the allowance required by regulatory agencies could have a negative impact on Capitol's operating results.

Capitol's commercial loan concentration in small businesses and loans collateralized by commercial real estate increases the risk of defaults by borrowers and substantial credit losses could result, causing shareholders to lose their investment.

Capitol's banks make various types of loans, including commercial, consumer, residential mortgage and construction loans.  Capitol's strategy emphasizes lending to small businesses and other commercial enterprises. Capitol typically relies upon commercial real estate as a source of collateral for many of its banks' loans.  Recently, regulatory agencies have expressed concern with banks with large concentrations in commercial real estate due to the recent downturn in the real estate markets in certain areas of the country, leading to increased risk of credit loss, incurred losses and extended sale periods.  Loans to small and medium-sized businesses are generally riskier than single-family mortgage loans.  Typically, the success of a small or medium-sized business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business.  In addition, small and medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower's ability to repay a loan.  Recently, due to borrower performance difficulties and adverse real estate market

Item 1A. Risk Factors – continued.

conditions, levels of nonperforming loans, foreclosures and loan losses increased significantly at Capitol, resulting from the current severe recessionary environment. Substantial further credit losses could result, causing shareholders to lose their entire investment in Capitol's securities.

Actions by the Open Market Committee of the Federal Reserve Board (FRBOMC) may adversely affect Capitol's net interest income.

Changes in Market Interest Rates.    Capitol's results of operations are significantly dependent on net interest income.  Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits.  Therefore, any change in general market interest rates, whether as a result of changes in monetary policies of the Federal Reserve Board or otherwise, can have a significant effect on net interest income.  Capitol's assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristic of assets and liabilities.  As a result, changes in interest rates can affect net interest income in either a positive or negative way.

In 2008, the FRBOMC decreased interest rates to near zero.  Future stability of interest rates and FRBOMC policy, which impact such rates, are uncertain.

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

Capitol has relied upon on dividends from its wholly-owned subsidiaries.

Capitol is a separate and distinct legal entity from its wholly-owned subsidiaries.  In the past it has received dividends from its subsidiaries to help pay interest and principal on its debt.  Due to adverse operating results and constrained capital levels, most of Capitol's bank subsidiaries are currently precluded from paying dividends to Capitol.  Capitol does not own, directly or indirectly, all of the equity of all of its subsidiaries.  Capitol currently does not rely on dividends from such subsidiaries.  To the extent any of those subsidiaries would pay dividends or make distributions, the other holders of equity would participate pro rata with Capitol.  Various federal and state laws and regulations limit the amount of dividends that the banks and certain nonbank subsidiaries may pay to Capitol.  A long-term prohibition or inability of Capitol's banks to pay dividends to Capitol may have a material adverse effect on Capitol including the inability of Capitol to service its debt or pay its obligations.

Capitol and its banks operate in an environment highly regulated by state and federal government agencies; changes in federal and state banking laws and regulations could have a negative impact on its business.

As a bank holding company, Capitol is regulated primarily by the Federal Reserve Board.  Many of Capitol's current bank affiliates are regulated primarily by state banking agencies, the FDIC, the Office of the Comptroller of the Currency (OCC), in the case of one national bank, and the Office of Thrift Supervision (OTS), in the case of Capitol's federal savings banks.

Various federal and state laws and regulations govern numerous aspects of the banks' operations, including:

•	adequate capital and financial condition;

•	permissible types and amounts of extensions of credit and investments;

•	permissible nonbanking activities; and

•	restrictions on dividend payments.

Item 1A. Risk Factors – continued.

Federal and state regulatory agencies have broad discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  Capitol and its banks also undergo periodic examinations by one or more regulatory agencies.  Following such examinations, Capitol may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict bank operations.  Those actions would result from the regulators' judgments based on information available to them at the time of their examination, and their estimate of future economic conditions.  Judgments of various regulatory agencies vary, and regulatory agencies may change their position and apply new standards retroactively causing institutions to rebalance reserve methodologies and re-state capital positions.

Capitol's banks' operations are required to follow a wide variety of state and federal consumer protection and similar statutes and regulations.  Federal and state regulatory restrictions limit the manner in which Capitol and its banks may conduct business and obtain financing.  Those laws and regulations can and do change significantly from time to time and any such change could adversely affect Capitol and its banks.

Loan origination activities, for both commercial and residential mortgages, involve collateral valuation risks and the risk of the subsequent identification of origination fraud or other losses which could exceed Capitol's allowance for loan losses.

Capitol's banks use an enterprise-wide loan policy which provides for conservative loan-to-value guidelines when loans are originated.  In today's difficult real estate economy in many parts of the country, falling property values and significant foreclosure activity of both residential and commercial real estate property are resulting in significant loan losses at many financial institutions.  Further, although most residential mortgage loans have been originated and sold away to investors, if it is subsequently determined that such loans were originated with any element of alleged fraud, such as exaggerated borrower income or assets, for example, the originating institution may be liable for any losses relating to such loans and may have to repurchase those loans.  The potential for additional loan losses from valuation issues or fraud is unknown.  Fraud risks are particularly difficult to identify and quantify, especially when the duration of the risk is the same as the term of the loan, often as long as 30 years or more.  Occurrences of fraud are often more prevalent during an economic downturn or recession.  Potential losses from valuation issues or occurrences of fraud could significantly exceed allowances for loan losses, adversely affecting Capitol's results of operations.

If Capitol cannot recruit and retain highly qualified personnel, its banks' customer service could suffer, causing its customer base to decline.

Capitol's strategy is also dependent upon its continuing ability to attract and retain highly qualified personnel.  Availability of personnel with appropriate community banking experience varies.  If Capitol does not succeed in attracting new employees or retaining and motivating current and future employees, its business could suffer significantly, increasing the possibility of a loss of value in its common stock.

Capitol's bank subsidiaries have decentralized management which could have a negative impact on the rate of growth and profitability of Capitol and its bank subsidiaries.

Capitol's bank subsidiaries have independent boards of directors and management teams.  This decentralized structure gives the banks control over the day-to-day management of their institution, including credit decisions, the selection of personnel, the pricing of loans and deposits, marketing decisions and the strategy in handling problem loans.  This decentralized structure may impact Capitol's ability to uniformly implement corporate or enterprise-wide strategy at the bank level.  It may slow Capitol's ability to react to changes in strategic direction due to outside factors such as rate changes and changing economic conditions.  This decentralized structure may cause additional management time to be spent on internal issues and could negatively impact the growth and profitability of the banks individually and the holding company.

Item 1A. Risk Factors – continued.

New accounting or tax pronouncements may be issued by the accounting standard-setters, regulators or other government bodies which could change existing accounting methods.  Changes in accounting methods could negatively impact Capitol's results of operations and financial condition.

Current accounting and tax rules, standards and policies influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards and policies are constantly evolving and may change significantly over time.  Events that may not have a direct impact on Capitol, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board (FASB), the SEC, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards and policies.  New accounting pronouncements under the FASB Accounting Standards Codification have occurred and may occur in the future.  A change in accounting standards may adversely affect Capitol's reported financial condition and results of operations.

Capitol's business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Capitol's business and a negative impact on its results of operations.

Capitol relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management and other systems.  While Capitol has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of Capitol's information systems could damage the reputation of Capitol and its banks, result in a loss of customer business, subject Capitol and Capitol's subsidiary banks to additional regulatory scrutiny, or expose Capitol to civil litigation and possible financial liability, any of which could have a material adverse effect on Capitol's results of operations.

Capitol could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure.  Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

A significant portion of Capitol's affiliate banks' loan portfolios are secured by real property.  During the ordinary course of business, Capitol's affiliate banks may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, Capitol's affiliate banks may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require Capitol's affiliate banks to incur substantial expenses and may materially reduce the affected property's value or limit Capitol's affiliate banks' ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Capitol's affiliate banks' exposure to environmental liability.  Although Capitol's affiliate banks have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.

Item 1A. Risk Factors – continued.

Capitol's controls and procedures may fail or be circumvented, which could have a material adverse effect on Capitol's business, results of operations and financial condition.

Capitol regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Any failure or circumvention of controls and procedures, or failure to comply with regulations related to controls and procedures could have a material adverse effect on Capitol's business, results of operations and financial condition.

Capitol's banks have restricted investments in Federal Home Loan Banks which may be subject to future impairment.

As of December 31, 2009, Capitol's banks had investments in several Federal Home Loan Banks approximating $24 million.  Such investments are restricted securities which may be redeemed only by the issuer. Future redemption of the securities is subject to the issuers' liquidity and capital adequacy which are, in part, dependent upon valuation of the issuers' significant mortgage-backed securities portfolios.

Capitol's bylaws, rights plan, as well as certain banking laws, may have an antitakeover effect.

Provisions of Capitol's bylaws, rights plan and certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Capitol, even if doing so might be perceived to be beneficial to shareholders.  The combination of these provisions effectively inhibits a non-negotiated merger or other business combination which, in turn, could adversely affect the market price of the common stock.

Potential cross-guaranty liability risk relating to Capitol's bank affiliates.

In accordance with Federal Reserve Board policy, Capitol is expected to act as a source of financial strength to Capitol's affiliate banks and to commit resources to support Capitol's affiliate banks in circumstances in which Capitol might not otherwise do so.  Under the Bank Holding Company Act of 1956, as amended, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition.

As FDIC-insured depository institutions, Capitol's bank subsidiaries may be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with the institution in "default" or "in danger of default."  This liability is commonly referred to as "cross-guaranty" liability.  A "default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance.  An FDIC cross-guaranty claim against a depository institution is generally senior in right of payment to claims of the holding company and its affiliates against the depository institution.

If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution's assets and liabilities to a new obligor without the approval of the depository institution's creditors; (2) to enforce the terms of the depository institution's contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

Item 1A. Risk Factors – continued.

To date, none of Capitol's subsidiary banks have received any notice of assessment of cross-guaranty liability.  Capitol's banks have, however, received notice from the FDIC that the FDIC may assess a cross-guaranty liability relating to a failed community bank in Florida which ceased operations in November 2009.  The FDIC alleges that the Florida bank was an affiliated institution of Capitol, although Capitol owned no securities of that bank or otherwise controlled the failed institution.  The aggregate loss to the FDIC of that failed bank approximated $23.6 million.  The FDIC has two years to determine whether to assess that potential cross-guaranty liability, if any.

Capitol is subject to a written agreement with the Federal Reserve Bank of Chicago which restricts Capitol's ability to take certain actions.  Noncompliance with the written agreement could have a material impact on Capitol.

In September 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the Reserve Bank) under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank or from any of Capitol's subsidiary institutions that is subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums of subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its own stock, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

Capitol has also agreed to (i) submit to the Reserve Bank, a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its allowance for loan losses (ALLL) methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

Certain of Capitol's bank subsidiaries have entered into formal agreements with their primary regulatory agencies.  Noncompliance with the agreements could have a material impact on Capitol.

Certain of Capitol's bank subsidiaries have entered into formal agreements with their applicable federal and state bank regulatory agencies in response to elevated levels of nonperforming assets, loan losses and adverse operating results.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by those banks.  Generally, those agreements require the banks to maintain an adequate ALLL, reduce levels of nonperforming and other classified assets and implement revised budgets and liquidity and capital adequacy projections to improve financial performance.  When a bank enters into a formal regulatory agreement, it is generally precluded from meeting the criteria as a "well-capitalized" institution although it may meet or exceed such threshold on a computational basis.  In addition, the banks' capital classification places limitations on some of their activities, such as the permissibility of accepting or renewing brokered deposits, among other things.  Additionally, such banks are subject to higher levels of FDIC insurance assessments, although they may receive some relief from up-front payment of the FDIC's advance insurance assessments relating to future years after December 31, 2009.

Item 1A. Risk Factors – continued.

In addition to the above, the FDIC gave notice to many of Capitol's banking subsidiaries in December 2009 that, to mitigate the effects of any possible assessment arising from potential cross-guaranty liability, they should be encouraged to arrange a sale, merger or recapitalization such that Capitol no longer controls the bank.  The FDIC's encouragement is consistent with Capitol's previously-announced plans to selectively divest of some of its bank subsidiaries in conjunction with reallocating capital resources to the remaining banks.

Capitol has currently entered agreements to sell several affiliate banks, and is pursuing additional divestiture opportunities in an effort to enhance its capital position.

During 2009, Capitol announced plans to pursue divestiture of some of its bank subsidiaries (or those which are subsidiaries of Capitol's bank-development subsidiaries) on a selective basis for the purpose of reallocating capital to enhance the capital of its retained bank subsidiaries, to the extent such sales may be completed with an attractive gain upon sale.  Capitol and/or its bank-development subsidiaries have entered into definitive agreements to sell its interests (or controlling interest held by bank-development subsidiaries) in the following banks in 2010: Adams Dairy Bank, Bank of Belleville, Bank of Las Colinas, Community Bank of Lincoln, Community Bank of Rowan, Mountain View Bank of Commerce, Napa Community Bank and Ohio Commerce Bank.

In September 2009, Capitol completed the sale of Yuma Community Bank, previously a wholly-owned subsidiary.  In November 2009, the sale of Bank of Santa Barbara, a subsidiary of one of Capitol's bank-development subsidiaries, was completed.  The remaining pending bank sales are subject to regulatory approval and other contingencies and the risk that the timing of such sales are extended beyond what is currently anticipated or some could fail to obtain regulatory approval.  In addition, some of the pending sales are subject to capital-raising activities to facilitate the sale and, accordingly, are subject to the risk that the requisite funds may not be successfully raised.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The names and locations of Capitol's banks are listed on Pages F-57 – F-58, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," which is incorporated herein by reference.

Most of the banks' locations are leased and many operate from a single location. Most of Capitol's banks' facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking.  The Ann Arbor location of Michigan Commerce Bank, Capitol's largest bank, occupies the largest leased facility, approximately 18,000 square feet.

Elkhart Community Bank, First Carolina State Bank, Goshen Community Bank, Paragon Bank & Trust, Peoples State Bank and the Grand Haven, Muskegon and Portage office locations of Michigan Commerce Bank own their office facilities.

Some of Capitol's banks have drive-up customer service capability.  Capitol's banks are typically located in or near high traffic centers of commerce in their respective communities.  Customer service is enhanced through Internet banking, remote deposit capture and utilization of ATMs to process some customer-initiated transactions and some of the banks also make available a courier service to pick up transactions at customers' locations.

Item 2. Properties – continued.

Capitol's Lansing, Michigan executive offices are located within the same building as Capitol National Bank.  Those offices include administrative, operations, legal, accounting, human resources, credit administration, risk management and executive staff.

Data processing centers are located in both Lansing, Michigan and Phoenix, Arizona.

Capitol's Phoenix, Arizona executive offices are located within the same building as Sunrise Bank of Arizona's Camelback office.  Those offices include administrative, operations, credit administration, risk management and executive staff.

Certain office locations are leased from related parties.  Rent expense, including rent expense under leases with related parties, is incorporated by reference from Pages F-72 – F-73, Financial Information Section of Annual Report, under the caption "Note F—Premises and Equipment" and the second paragraph of Page 49, Proxy Statement, under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Management believes Capitol's and its banks' offices to be in good and adequate condition and adequately covered by insurance.

Item 3. Legal Proceedings.

As of December 31, 2009, there were no material pending legal proceedings to which Capitol or its subsidiaries was a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

Item 4. (Removed and Reserved).

[The remainder of this page intentionally left blank]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.           Market Information:
Incorporated by reference from Pages F-3 – F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock," Pages F-5 – F-6, under the caption "Shareholder Information" and Pages F-75 – F-77 under the caption "Note J—Restricted Common Stock and Stock Options."

B.            Holders:
Incorporated by reference from the second paragraph on Page F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

C.            Dividends:
Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations (unaudited)" and subcaption "Cash dividends paid per share," the first paragraph on Page F-4, Financial Information Section of Annual Report under the caption "Information Regarding Capitol's Common Stock" and Pages F-88 – F-90, Financial Information Section of Annual Report, under the caption "Note P—Capital Requirements and Related Regulatory Matters."

D.            Securities Authorized for Issuance Under Equity Compensation Plan:

Summary of Equity Compensation Plans as of December 31, 2009

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders*	2,165,079	$25.13	44,988
Equity compensation plans not approved by security holders(1)	38,784	21.11	--
Equity compensation plans resulting from share exchanges	300,620	21.35	--

Total	2,504,483	$24.61	44,988

(1)	Options issued pursuant to employment agreements with various officers of Capitol and its subsidiaries.
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

E.            Performance Graph:
Incorporated by reference from Page F-3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

F.            There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2009.

G.            2,452 and 3,370 shares of Capitol's common stock subject to a restricted stock award made to Joseph D. Reid, Capitol's Chairman and CEO, pursuant to the terms of the Capitol Bancorp Ltd. Management Incentive Plan vested on February 6, 2009 and August 7, 2009, respectively, resulting from the satisfaction of certain performance targets. The shares were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2009, 2008, 2007, 2006 and 2005."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from Pages F-11 – F-47, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations"and Pages F-6 – F-10, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from Pages F-37 – F-41, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages F-6 – F-10, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data.

See Item 15 (under subcaption "(a) 1 and 2. Financial Statements/Schedules") of this Form 10-K for specific description of financial statements incorporated by reference from Financial Information Section of Annual Report.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations (unaudited)."

Capitol adjusted its previously-reported interim quarterly results of operations for 2009 relating to revised interpretation of fair-value accounting guidance (FSP FAS 157-4) which was implemented in error in the first quarter of 2009, to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternate methods.  When Capitol initially implemented FSP FAS 157-4 in the first quarter of 2009, management made significant adjustments to appraisal data and used some alternative valuation methods, reducing estimated losses relating to fair value by $8 million.  As 2009 progressed, additional regulatory guidance suggested that substantially all such fair value estimates should be based solely upon appraisal data rather than use of alternative valuation methods.  As of December 31, 2009, substantially all fair value estimates for collateral-dependent loans and other real estate owned were based solely on appraisal data.  Capitol intends to promptly amend its previously-filed Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 to correct such error and Capitol's revised interpretation of FSP FAS 157-4.

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

Incorporated by reference from Page F-48, Financial Information Section of Annual Report.

Attestation Report of Independent Registered Public Accounting Firm:

Incorporated by reference from Pages F-49 – F-50, Financial Information Section of Annual Report.

Changes in Internal Control Over Financial Reporting:

No change in Capitol's internal control over financial reporting occurred during Capitol's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Capitol's internal control over financial reporting.

Item 9B. Other Information.

See information disclosed in response to Item 8 of this Annual Report on Form 10-K.

[The remainder of this page intentionally left blank]

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference from the material appearing on Pages 6 – 20 of the Proxy Statement under the captions "PROPOSAL ONE:  ELECTION OF DIRECTORS," "INFORMATION REGARDING CAPITOL'S DIRECTORS NOT CURRENTLY UP FOR ELECTION," "Role of the Board of Directors," "CORPORATE GOVERNANCE" and "COMMITTEE STRUCTURE" and on Page 48 of the Proxy Statement under the captions "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "EXECUTIVE OFFICERS."

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference from the material appearing on Pages 22 – 46 of the Proxy Statement under the captions "COMPENSATION DISCUSSION & ANALYSIS," "COMPENSATION COMMITTEE REPORT," "SUMMARY COMPENSATION," "Employment Agreements," "GRANTS OF PLAN-BASED AWARDS," "2009 and 2010 Grants," "Outstanding Equity Awards at Fiscal Year-End 2009," "Option Exercises and Stock Vested 2009," "Pension Benefits 2009," "Executive Supplemental Income Agreements," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "Director Compensation," "Non-Employee Director Compensation in 2009," "POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL" and "Executive Benefits and Payments Upon Termination."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference from the material appearing on Page 47 of the Proxy Statement under the caption "STOCK OWNERSHIP" and on Page 35 of the Proxy Statement under the caption "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is hereby incorporated by reference from the material appearing on Pages 49 – 51 of the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and on Pages 9 – 20 of the Proxy Statement under the captions "Role of the Board of Directors," "Independence of Directors," "Independent Directors," "Non-Independent Directors," "CORPORATE GOVERNANCE" and "COMMITTEE STRUCTURE."

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference from the material appearing on Pages 51 – 52 of the Proxy Statement under the caption "RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM."

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2.  Financial Statements/Schedules:

The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-48 – F-95 of the Financial Information Section of Annual Report of the Registrant to its stockholders for the year ended December 31, 2009, are incorporated by reference in Item 8:

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets--December 31, 2009 and 2008.

Consolidated statements of operations--Years ended December 31, 2009, 2008 and 2007.

Consolidated statements of changes in stockholders' equity--Years ended December 31, 2009, 2008 and 2007.

Consolidated statements of cash flows--Years ended December 31, 2009, 2008 and 2007.

Notes to consolidated financial statements.

All financial statements have been incorporated by reference from the Annual Report.  No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

(b) Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 45-46) which immediately precedes such exhibits and is incorporated herein by reference.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2010, in the capacities indicated below.

/s/ Joseph D. Reid Joseph D. Reid, Chairman, Chief Executive Officer and Director	/s/ H. Nicholas Genova H. Nicholas Genova, Director
/s/ David O'Leary David O'Leary, Secretary and Director	/s/ Richard A. Henderson Richard A. Henderson, Director
/s/ Paul R. Ballard Paul R. Ballard, Director	/s/ Lewis D. Johns Lewis D. Johns, Director
/s/ David L. Becker David L. Becker, Director	/s/ Michael L. Kasten Michael L. Kasten, Vice Chairman and Director
/s/ Michael J. Devine Michael J. Devine, Director	/s/ Steven L. Maas Steven L. Maas, Director
/s/ James C. Epolito James C. Epolito, Director	/s/ Lyle W. Miller Lyle W. Miller, Vice Chairman and Director
/s/ Gary A. Falkenberg Gary A. Falkenberg, Director	/s/ Myrl D. Nofziger Myrl D. Nofziger, Director
/s/ Joel I. Ferguson Joel I. Ferguson, Director	/s/ Cristin K. Reid Cristin K. Reid, Corporate President and Director
/s/ Kathleen A. Gaskin Kathleen A. Gaskin, Director	/s/ Ronald K. Sable Ronald K. Sable, Director