Form 10-Q/A
period 2009-03-31
CAPITOL BANCORP LTD
filed 2010-04-27
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Capitol is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q to revise its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2009 that were part of Form 10-Q that Capitol filed with the Securities and Exchange Commission (SEC) on April 30, 2009.

This Amendment No. 1 reflects revised interpretation of fair-value accounting guidance (FSP FAS 157-4) to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternative valuation methods.  FAS 157-4 was implemented in error for the period ended March 31, 2009, as disclosed in Capitol's 2009 Annual Report on Form 10-K.

When Capitol initially implemented FSP FAS 157-4 for the three months ended March 31, 2009, management made significant adjustments to appraisal data and used some alternative valuation methods, reducing estimated losses relating to fair value by $8 million.  As 2009 progressed, additional regulatory guidance suggested that substantially all such fair value estimates should be based solely upon appraisal data rather than use of alternative valuation methods.  As of December 31, 2009, substantially all fair value estimates for collateral-dependent loans and other real estate owned were based solely on appraisal data.

The information in this Amendment No. 1 not only revises the unaudited condensed consolidated financial statements that were contained in the originally-filed Form 10-Q for the three months ended March 31, 2009, but also amends other information in that Form 10-Q affected by the revision described above.  Therefore, this Amendment No. 1 should be read together with the originally-filed Form 10-Q.  Furthermore, this Amendment No. 1 does not reflect events occurring after the filing of the originally-filed Form 10-Q or update information or disclosures contained in the originally-filed Form 10-Q that were not affected by the revision described above.  Accordingly, this Amendment No. 1 also should be read in conjunction with subsequent filings of financial information by Capitol relating to its financial position and results of operations for the year ended December 31, 2009, as information in such subsequent filings may update or supersede certain information contained in this Amendment No. 1 to Form 10-Q.

The following items of the originally-filed Form 10-Q for the period ended March 31, 2009 have been revised:

Part I – Financial Information:
Item 1 – Financial Statements (unaudited)
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, updated certifications by our principal executive officer and principal financial officer are filed herewith as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 to this Amendment No. 1 on Form 10-Q which are currently dated April 27, 2010.

[The remainder of this page intentionally left blank]

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited)
	March 31, 2009	December 31, 2008
	(As Revised--Note H)
ASSETS
Cash and due from banks	$116,212	$136,499
Money market and interest-bearing deposits	601,650	391,836
Federal funds sold	43,413	96,031
Cash and cash equivalents	761,275	624,366
Loans held for sale	24,979	10,474
Investment securities -- Note C:
Available for sale, carried at market value	16,093	15,584
Held for long-term investment, carried at
amortized cost which approximates fair value	32,754	32,856
Total investment securities	48,847	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,147,361	2,115,515
Residential (including multi-family)	909,977	879,754
Construction, land development and other land	727,845	797,486
Total loans secured by real estate	3,785,183	3,792,755
Commercial and other business-purpose loans	814,869	845,593
Consumer	56,810	61,340
Other	32,711	35,541
Total portfolio loans	4,689,573	4,735,229
Less allowance for loan losses	(99,629)	(93,040)
Net portfolio loans	4,589,944	4,642,189
Premises and equipment	56,975	59,249
Accrued interest income	18,346	18,871
Goodwill	72,270	72,342
Other real estate owned	84,885	67,171
Other assets	120,085	111,734

TOTAL ASSETS	$5,777,606	$5,654,836

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$689,815	$700,786
Interest-bearing	4,016,747	3,796,826
Total deposits	4,706,562	4,497,612
Debt obligations:
Notes payable and short-term borrowings	392,420	446,925
Subordinated debentures -- Note G	167,330	167,293
Total debt obligations	559,750	614,218
Accrued interest on deposits and other liabilities	26,684	29,938
Total liabilities	5,292,996	5,141,768

EQUITY:
Capitol Bancorp Limited stockholders' equity:
Preferred stock, 20,000,000 shares authorized;
none issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2009 - 17,290,623 shares
2008 - 17,293,908 shares	274,178	274,018
Retained earnings	58,744	80,255
Undistributed common stock held by employee-benefit trust	(569)	(569)
Fair value adjustment (net of tax effect) for investment
securities available for sale (accumulated other
comprehensive income)	136	144
Total Capitol Bancorp Limited stockholders' equity	332,489	353,848
Noncontrolling interests	152,121	159,220
Total equity	484,610	513,068

TOTAL LIABILITIES AND EQUITY	$5,777,606	$5,654,836

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except per share data)

	2009	2008
Interest income:	(As Revised--Note H)
Portfolio loans (including fees)	$68,076	$77,331
Loans held for sale	217	300
Taxable investment securities	152	133
Federal funds sold	35	1,213
Other	236	526
Total interest income	68,716	79,503
Interest expense:
Deposits	24,872	30,688
Debt obligations and other	6,387	6,880
Total interest expense	31,259	37,568
Net interest income	37,457	41,935
Provision for loan losses	33,916	8,958
Net interest income after provision for loan losses	3,541	32,977
Noninterest income:
Service charges on deposit accounts	1,502	1,333
Trust and wealth-management revenue	1,388	1,645
Fees from origination of non-portfolio residential mortgage loans	902	921
Gain on sales of government-guaranteed loans	240	580
Realized gains on sale of investment securities available for sale	1	43
Other	924	2,043
Total noninterest income	4,957	6,565
Noninterest expense:
Salaries and employee benefits	29,053	25,548
Occupancy	4,891	4,404
Equipment rent, depreciation and maintenance	3,433	2,866
Costs associated with foreclosed properties and other real
estate owned	4,359	911
FDIC insurance premiums and other regulatory fees	2,114	937
Other	8,097	10,139
Total noninterest expense	51,947	44,805
Loss before income taxes	(43,449)	(5,263)
Income taxes benefit	(15,542)	(1,995)
NET LOSS	(27,907)	(3,268)
Less net losses attributable to noncontrolling interests	7,233	5,459

NET INCOME (LOSS) ATTRIBUTABLE TO
CAPITOL BANCORP LIMITED	$(20,674)	$2,191

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note F:
Basic	$(1.20)	$0.13

Diluted	$(1.20)	$0.13

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except share and per share data)

	Capitol Bancorp Limited Stockholders' Equity
			Undistributed		Total Capitol
			Common Stock	Accumulated	Bancorp
			Held by	Other	Limited
	Common	Retained	Employee-	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Earnings	Benefit Trust	Income	Equity	Interests	Equity

Three Months Ended March 31, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145	$156,198	$545,343

Noncontrolling investment in formation of subsidiaries						13,786	13,786

Issuance of 3,174 shares of common stock upon exercise
of stock options	54				54		54

Surrender of 13,489 shares of common stock to facilitate
vesting of restricted stock	(271)				(271)		(271)

Issuance of 12,812 unvested shares of restricted common
stock, net of related unearned employee compensation
and 2,000 forfeited shares	--				--		--

Recognition of compensation expense relating to restricted
common stock and stock options	589				589		589

Tax benefit from share-based payments	(4)				(4)		(4)

Transfer of 205 shares to employee stock ownership plan	(2)		6		4		4

Cash dividends paid ($0.25 per share)		(4,330)			(4,330)		(4,330)

Components of comprehensive loss:
Net income (loss)		2,191			2,191	(5,459)	(3,268)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				55	55		55
Comprehensive loss							(3,213)

BALANCES AT MARCH 31, 2008	$272,574	$115,381	$(580)	$58	$387,433	$164,525	$551,958

Three Months Ended March 31, 2009 (As Revised--Note H)

Balances at January 1, 2009	$274,018	$80,255	$(569)	$144	$353,848	$159,220	$513,068

Sale of subsidiary shares to noncontrolling interests		27			27	134	161

Surrender of 3,285 shares of common stock to facilitate
vesting of restricted stock	(19)				(19)		(19)

Recognition of compensation expense relating to restricted
common stock and stock options	283				283		283

Tax benefit from share-based payments	(104)				(104)		(104)

Cash dividends paid ($0.05 per share)		(864)			(864)		(864)

Components of comprehensive loss:
Net loss		(20,674)			(20,674)	(7,233)	(27,907)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(8)	(8)		(8)
Comprehensive loss					(20,682)		(27,915)

BALANCES AT MARCH 31, 2009	$274,178	$58,744	$(569)	$136	$332,489	$152,121	$484,610

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(in thousands)

	2009	2008
	(As Revised--Note H)
OPERATING ACTIVITIES
Net loss	$(27,907)	$(3,268)
Adjustments to reconcile net loss to net cash used
by operating activities:
Provision for loan losses	33,916	8,958
Depreciation of premises and equipment	2,965	2,450
Amortization of intangibles	122	113
Net amortization (accretion) of investment security
premiums (discounts)	(20)	10
Loss on sale of premises and equipment	16	4
Gain on sales of government-guaranteed loans	(240)	(580)
Realized gains on sales of investment securities available
for sale	(1)	(43)
Loss on sale of other real estate owned	500	5
Write-downs of other real estate owned	3,880	714
Amortization of issuance costs of subordinated debentures	37	23
Share-based compensation expense	283	589
Originations and purchases of loans held for sale	(79,757)	(51,216)
Proceeds from sales of loans held for sale	65,252	50,414
Increase in accrued interest income and other assets	(7,329)	(7,764)
Decrease in accrued interest expense on deposits and
other liabilities	(3,254)	(1,387)

NET CASH USED BY OPERATING ACTIVITIES	(11,537)	(978)

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale		883
Proceeds from calls, prepayments and maturities of investment
securities	5,085	7,862
Purchases of investment securities	(5,884)	(7,111)
Net increase in portfolio loans	(7,263)	(166,209)
Proceeds from sales of premises and equipment	29	6
Purchases of premises and equipment	(736)	(2,440)
Proceeds from sale of other real estate owned	3,738	1,806

NET CASH USED BY INVESTING ACTIVITIES	(5,031)	(165,203)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings
accounts	30,486	21,918
Net increase in certificates of deposit	178,464	79,091
Net borrowings from (payments on) debt obligations	(1,905)	5,878
Proceeds from Federal Home Loan Bank advances	892,571	623,524
Payments on Federal Home Loan Bank advances	(945,171)	(570,742)
Resources provided by noncontrolling interests		13,786
Net proceeds from issuance of common stock		54
Tax benefit from share-based payments	(104)	(4)
Cash dividends paid	(864)	(4,330)

NET CASH PROVIDED BY FINANCING ACTIVITIES	153,477	169,175

INCREASE IN CASH AND CASH EQUIVALENTS	136,909	2,994

Cash and cash equivalents at beginning of period	624,366	352,372

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$761,275	$355,366

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,798	$33,704
Transfers of loans to other real estate owned	25,832	8,446
Surrender of common stock to facilitate exercise of stock
options and vesting of restricted stock	19	271

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

FSP FAS 157-4 amends prior fair value guidance to aid in determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  This new guidance is intended to clarify that significant adjustments to quoted prices may be necessary to estimate fair value when there has been a significant decrease in the volume and activity for the asset/liability in relation to normal market activity.  Fair value is the price that would be received to sell an asset (or paid to transfer a liability) in an orderly transaction (that is, not a forced liquidation or distressed sale) between willing market participants under current market conditions.  Fair-value information is presented in Note D (as revised) and discussed further in Note H.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 were as follows (in $1,000s):

	As Revised
	Total	Significant Other Observable Inputs (Level 3)

Impaired loans (1)	$57,096	$57,096

Other real estate owned (1)	$84,885	$84,885

(1)	Represents carrying value and related write-downs for which adjustments are based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Carrying values and estimated fair values of financial instruments for FAS No. 107 disclosure purposes were as follows (in $1,000s):

	March 31, 2009 (As Revised)		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$761,275	$761,275	$624,366	$624,366
Loans held for sale	24,979	24,979	10,474	10,474
Investment securities:
Available for sale	16,093	16,093	15,584	15,584
Held for long-term investment	32,754	32,754	32,856	32,856
	48,847	48,847	48,440	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,147,361	2,132,221	2,115,515	2,105,204
Residential (including multi-family)	909,977	887,754	879,754	865,406
Construction, land development and other land	727,845	678,440	797,486	753,028
Total loans secured by real estate	3,785,183	3,698,415	3,792,755	3,723,638
Commercial and other business-purpose loans	814,869	809,139	845,593	830,283
Consumer	56,810	57,516	61,340	62,313
Other	32,711	30,789	35,541	32,504
Total portfolio loans	4,689,573	4,595,859	4,735,229	4,648,738
Less allowance for loan losses	(99,629)	(99,629)	(93,040)	(93,040)
Net portfolio loans	4,589,944	4,496,230	4,642,189	4,555,698

Financial Liabilities:
Deposits:
Noninterest-bearing	689,815	689,815	700,786	700,786
Interest-bearing:
Demand accounts	1,272,627	1,272,628	1,231,170	1,231,172
Time certificates of less than $100,000	986,163	988,528	1,160,221	1,161,411
Time certificates of $100,000 or more	1,757,957	1,758,201	1,405,435	1,408,431
Total interest-bearing	4,016,747	4,019,357	3,796,826	3,801,014
Total deposits	4,706,562	4,709,172	4,497,612	4,501,800
Notes payable and short-term borrowings	392,420	393,357	446,925	447,490
Subordinated debentures	167,330	170,841	167,293	170,841

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Net Income (Loss) Per Share

The computations of basic and diluted earnings (loss) per share were based on the following (in 1,000s) for the period ended March 31:

	Three Months Ended March 31
	2009	2008
	(As Revised)

Numerator—net income (loss) for the period	$(20,674)	$2,191

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	17,162	17,141

Effect of dilutive securities:
Unvested restricted shares	--	25
Stock options	--	23
Total effect of dilutive securities	--	48

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,162	17,189

Number of antidilutive stock options excluded from diluted earnings per share computation	2,438	2,271

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

Note H – Revision of Previously-Issued Financial Statements

The unaudited condensed consolidated financial statements for the three months ended March 31, 2009 have been revised to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternative valuation methods under fair value accounting guidance (FSP FAS 157-4).  FSP FAS 157-4 was implemented in error for the period ended March 31, 2009.

When Capitol initially implemented FSP FAS 157-4 for the three months ended March 31, 2009, management made significant adjustments to appraisal data and used some alternative valuation methods, reducing estimated losses relating to fair value by $8 million.  As 2009 progressed, additional regulatory guidance suggested that substantially all such fair value estimates should be based solely upon appraisal data rather than use of alternative valuation methods.  As of December 31, 2009, substantially all fair value estimates for collateral-dependent loans and other real estate owned were based solely on appraisal data.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note H – Revision of Previously Issued Financial Statements – Continued

The following table summarizes the financial statement revision on each affected line item (in $1,000s, except per-share data):

	As of and for the Three Months Ended March 31, 2009
	As Previously Reported	Adjustment	As Revised

Net portfolio loans	$4,595,688	$(5,744)	$4,589,944
Other real estate owned	86,837	(1,952)	84,885
Other assets	117,391	2,694	120,085
Total assets	5,782,608	(5,002)	5,777,606
Retained earnings	63,746	(5,002)	58,744
Total Capitol Bancorp Limited stockholders' equity	337,491	(5,002)	332,489

Provision for loan losses	28,172	5,744	33,916
Noninterest expense	49,995	1,952	51,947
Loss before income taxes	(35,753)	(7,696)	(43,449)
Income taxes benefit	(12,848)	(2,694)	(15,542)
Net loss	(22,905)	(5,002)	(27,907)
Net loss attributable to Capitol Bancorp Limited	(15,672)	(5,002)	(20,674)
Net loss per share attributable to Capitol Bancorp Limited (basic and diluted)	$(0.91)	$(0.29)	$(1.20)

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The unaudited condensed consolidated financial statements for the three months ended March 31, 2009 have been revised to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternative valuation methods under fair value accounting guidance (FSP FAS 157-4).  FSP FAS 157-4 was implemented in error for the period ended March 31, 2009.

When Capitol initially implemented FSP FAS 157-4 for the three months ended March 31, 2009, management made significant adjustments to appraisal data and used some alternative valuation methods, reducing estimated losses relating to fair value by $8 million.  As 2009 progressed, additional regulatory guidance suggested that substantially all such fair value estimates should be based solely upon appraisal data rather than use of alternative valuation methods.  As of December 31, 2009, substantially all fair value estimates for collateral-dependent loans and other real estate owned were based solely on appraisal data.

Financial Condition

Total assets approximated $5.8 billion at March 31, 2009, an increase of $123 million from the December 31, 2008 level of $5.7 billion.  The balance sheet includes Capitol and its consolidated subsidiaries (in thousands):

	Total Assets
	March 31, 2009	December 31, 2008
	(As Revised)
Arizona Region:
Arrowhead Community Bank	$87,501	$80,606
Asian Bank of Arizona	40,536	38,127
Bank of Tucson	197,010	189,869
Camelback Community Bank	94,200	93,754
Central Arizona Bank	79,373	79,775
Colonia Bank	12,507	12,522
Mesa Bank	252,319	248,262
Southern Arizona Community Bank	93,283	88,146
Sunrise Bank of Albuquerque	79,273	81,977
Sunrise Bank of Arizona	131,375	119,395
Yuma Community Bank	72,267	73,028
Arizona Region Total	1,139,644	1,105,461

California Region:
Bank of Escondido	99,752	96,803
Bank of Feather River	30,614	29,218
Bank of San Francisco	80,822	74,670
Bank of Santa Barbara	63,124	72,076
Napa Community Bank	145,174	149,093
Point Loma Community Bank	69,708	61,514
Sunrise Bank of San Diego	89,063	86,322
Sunrise Community Bank	39,322	36,139
California Region Total	617,579	605,835

Colorado Region:
Fort Collins Commerce Bank	84,840	80,247
Larimer Bank of Commerce	87,860	88,725
Loveland Bank of Commerce	37,464	32,034
Mountain View Bank of Commerce	38,486	37,740
Colorado Region Total	248,650	238,746

Great Lakes Region:
Bank of Auburn Hills	44,751	43,856
Bank of Maumee	57,910	56,812
Bank of Michigan	85,200	78,716
Capitol National Bank	240,114	245,354
Elkhart Community Bank	96,052	99,917
Evansville Commerce Bank	60,451	63,228
Goshen Community Bank	82,640	87,419
Michigan Commerce Bank(1)	1,285,607	1,271,862

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	March 31, 2009	December 31, 2008
	(As Revised)
Great Lakes Region: - Continued
Ohio Commerce Bank	$60,783	$60,678
Paragon Bank & Trust	122,720	107,491
Great Lakes Region Total	2,136,228	2,115,333

Midwest Region:
Adams Dairy Bank	37,458	33,867
Bank of Belleville	70,823	73,901
Community Bank of Lincoln	57,367	53,222
Summit Bank of Kansas City	58,181	53,429
Midwest Region Total	223,829	214,419

Nevada Region:
1st Commerce Bank	45,379	52,622
Bank of Las Vegas	72,884	73,692
Black Mountain Community Bank	164,355	157,545
Desert Community Bank	94,034	100,312
Red Rock Community Bank	124,071	126,993
Nevada Region Total	500,723	511,164

Northeast Region:
USNY Bank	54,062	49,620

Northwest Region:
Bank of Bellevue	57,324	55,841
Bank of Everett	44,629	44,756
Bank of Tacoma	50,220	44,241
High Desert Bank	52,569	41,904
Issaquah Community Bank	36,135	36,942
Northwest Region Total	240,877	223,684

Southeast Region:
Bank of Valdosta	57,971	58,995
Community Bank of Rowan	146,629	138,341
First Carolina State Bank	121,503	119,774
Peoples State Bank	29,990	29,233
Pisgah Community Bank	44,708	36,897
Sunrise Bank of Atlanta	60,821	62,198
Southeast Region Total	461,622	445,438

Texas Region:
Bank of Fort Bend	25,335	26,424
Bank of Las Colinas	41,578	31,354
Texas Region Total	66,913	57,778

Parent company and other, net	87,479	87,358

Consolidated Totals	$5,777,606	$5,654,836

(1)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.

Portfolio loans, the single largest asset category, decreased during the 2009 period by approximately $46 million, compared to loan growth of about $153 million during the corresponding period of 2008.  Portfolio growth has slowed in response to the need to preserve liquidity and capital in the current economic climate.

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

	2009	2008
	(As Revised)
Allowance for loan losses at January 1	$93,040	$58,124

Loans charged-off:
Loans secured by real estate:
Commercial	(3,573)	(672)
Residential (including multi-family)	(7,903)	(2,150)
Construction, land development and other land	(8,185)	(1,359)
Total loans secured by real estate	(19,661)	(4,181)
Commercial and other business-purpose loans	(8,202)	(1,801)
Consumer	(292)	(134)
Other	--	--
Total charge-offs	(28,155)	(6,116)
Recoveries:
Loans secured by real estate:
Commercial	102	118
Residential (including multi-family)	47	84
Construction, land development and other land	119	26
Total loans secured by real estate	268	228
Commercial and other business-purpose loans	544	430
Consumer	15	41
Other	1	1
Total recoveries	828	700
Net charge-offs	(27,327)	(5,416)
Additions to allowance charged to expense	33,916	8,958

Allowance for loan losses at March 31	$99,629	$61,666

Average total portfolio loans for the period	$4,722,595	$4,402,469

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	2.31%	0.49%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	March 31, 2009	December 31, 2008
	(As Revised)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$67,248	$39,892
Residential (including multi-family)	60,246	35,675
Construction, land development and other land	76,390	72,996
Total loans secured by real estate	203,884	148,563
Commercial and other business-purpose loans	16,964	16,283
Consumer	356	190
Other	--	--
Total nonaccrual loans	221,204	165,036

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	2,345	1,623
Residential (including multi-family)	2,371	365
Construction, land development and other land	109	2,293
Total loans secured by real estate	4,825	4,281
Commercial and other business-purpose loans	636	747
Consumer	50	146
Other	--	--
Total past due loans	5,511	5,174

Total nonperforming loans	$226,715	$170,210

Real estate owned and other repossessed assets	85,122	67,449

Total nonperforming assets	$311,837	$237,659

Nonperforming loans at March 31, 2009 approximated 4.83% of total portfolio loans, an increase from the December 31, 2008 ratio of 3.59%.  Nonperforming loans increased $56.5 million or 33% during the interim 2009 period.  Of the nonperforming loans at March 31, 2009, about 92% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at March 31, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

Total nonperforming loans approximated $227 million at March 31, 2009.  Of that total, $112 million (including some loans carried at the parent level) or 49% were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 6.18% of total portfolio loans at March 31, 2009.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 2.83% of portfolio loans for the region on a combined basis as of March 31, 2009 and ranging as high as 3.65% at certain banks.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have recently increased in other regions, such as the Arizona Region ($13 million) and the Nevada Region ($11 million) as the effects of the recession have had a more significant effect on those regions than previously.

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

Real estate owned and other repossessed assets increased $18 million to $85 million during the three months ended March 31, 2009.  Most of this increase was related to banks located in Michigan and the Arizona Region ($15 million).

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008
	(As Revised)				(As Revised)		(As Revised)
Arizona Region:
Arrowhead Community Bank	$62,324	$69,487	$4,066	$2,375	$5,885	$7,430	6.52%	3.42%
Asian Bank of Arizona	35,466	33,023	964	694	2,568	1,898	2.72%	2.10%
Bank of Tucson	162,747	168,390	1,384	1,550	3,486	2,462	0.85%	0.92%
Camelback Community Bank	84,130	84,957	995	789	3,549	2,030	1.18%	0.93%
Central Arizona Bank	68,712	69,372	1,587	1,339	3,770	1,895	2.31%	1.93%
Colonia Bank	9,598	7,483	223	120			2.32%	1.60%
Mesa Bank	132,319	147,853	2,832	3,250	20,121	21,423	2.14%	2.20%
Southern Arizona Community Bank	78,684	79,434	1,235	875	630		1.57%	1.10%
Sunrise Bank of Albuquerque	71,351	74,115	1,179	933	5,328	43	1.65%	1.26%
Sunrise Bank of Arizona	108,524	110,131	1,492	1,159	8,384	3,707	1.37%	1.05%
Yuma Community Bank	62,964	63,804	714	730	2,102	1,506	1.13%	1.14%
Arizona Region Total	876,819	908,049	16,671	13,814	55,823	42,394	1.90%	1.52%

California Region:
Bank of Escondido	68,122	62,608	869	810	3,111	817	1.28%	1.29%
Bank of Feather River	23,908	22,962	309	320			1.29%	1.39%
Bank of San Francisco	69,425	60,772	930	823	251	299	1.34%	1.35%
Bank of Santa Barbara	54,621	60,535	1,184	1,138	2,277	1,841	2.17%	1.88%
Napa Community Bank	134,577	130,150	1,866	1,890	1,828	1,848	1.39%	1.45%
Point Loma Community Bank	51,513	52,497	963	797	2,100	795	1.87%	1.52%
Sunrise Bank of San Diego	75,860	76,282	1,179	1,048	2,554	1,444	1.55%	1.37%
Sunrise Community Bank	31,248	28,355	503	440	2,015		1.66%	1.55%
California Region Total	509,274	494,161	7,803	7,266	14,136	7,044	1.53%	1.47%

Colorado Region:
Fort Collins Commerce Bank	78,415	74,280	1,244	1,101	787	48	1.59%	1.48%
Larimer Bank of Commerce	79,766	78,638	1,230	1,160			1.54%	1.48%
Loveland Bank of Commerce	29,073	27,251	477	652	1,790	1,090	1.64%	2.39%
Mountain View Bank of Commerce	33,035	32,180	499	474			1.51%	1.47%
Colorado Region Total	220,289	212,349	3,450	3,387	2,577	1,138	1.57%	1.60%

Great Lakes Region:
Bank of Auburn Hills	37,446	39,914	1,155	988	2,866	2,895	3.08%	2.48%
Bank of Maumee	45,013	50,094	729	752	6	37	1.62%	1.50%
Bank of Michigan	67,383	67,700	1,000	996	333	306	1.48%	1.47%
Capitol National Bank	207,410	213,392	7,573	8,341	16,023	12,828	3.65%	3.91%
Elkhart Community Bank	84,685	87,971	2,121	1,702	3,645	3,941	2.50%	1.93%
Evansville Commerce Bank	52,023	55,779	937	943	238	158	1.80%	1.69%
Goshen Community Bank	72,247	74,144	1,460	1,501	1,563	876	2.02%	2.02%
Michigan Commerce Bank(1)	1,087,761	1,123,721	32,662	30,258	71,641	63,090	3.00%	2.69%
Ohio Commerce Bank	52,086	48,207	792	723			1.52%	1.50%
Paragon Bank & Trust	83,648	87,651	2,206	2,990	6,610	6,447	2.63%	3.41%
Great Lakes Region Total	1,789,702	1,848,573	50,635	49,194	102,925	90,578	2.83%	2.66%

Midwest Region:
Adams Dairy Bank	31,684	28,834	478	450			1.51%	1.56%
Bank of Belleville	62,887	65,150	923	923			1.47%	1.42%
Community Bank of Lincoln	42,898	43,657	720	674			1.68%	1.54%
Summit Bank of Kansas City	48,536	44,068	780	709	1,069	779	1.61%	1.61%
Midwest Region Total	186,005	181,709	2,901	2,756	1,069	779	1.56%	1.52%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008	March 31, 2009	Dec 31, 2008
	(As Revised)				(As Revised)		(As Revised)
Nevada Region:
1st Commerce Bank	$37,603	$30,663	$988	$740	$1,545	$1,000	2.63%	2.41%
Bank of Las Vegas	64,098	64,648	836	901	5,954	4,399	1.30%	1.39%
Black Mountain Community Bank	144,588	143,654	1,653	1,765	5,671	1,722	1.14%	1.23%
Desert Community Bank	86,911	87,388	944	943	4,899	3,671	1.09%	1.08%
Red Rock Community Bank	100,661	110,143	1,500	1,200	9,688	5,488	1.49%	1.09%
Nevada Region Total	433,861	436,496	5,921	5,549	27,757	16,280	1.36%	1.27%

Northeast Region:
USNY Bank	47,943	43,471	800	680	159		1.67%	1.56%

Northwest Region:
Bank of Bellevue	48,639	48,838	1,190	850	142	170	2.45%	1.74%
Bank of Everett	34,954	32,735	1,000	686	59	92	2.86%	2.10%
Bank of Tacoma	40,628	40,175	1,115	770	1,147	1,183	2.74%	1.92%
High Desert Bank	36,130	35,407	526	624	1,489		1.46%	1.76%
Issaquah Community Bank	26,077	24,238	405	385			1.55%	1.59%
Northwest Region Total	186,428	181,393	4,236	3,315	2,837	1,445	2.27%	1.83%

Southeast Region:
Bank of Valdosta	49,129	51,629	867	835	724		1.76%	1.62%
Community Bank of Rowan	114,129	109,290	1,706	1,634	2,245	1,688	1.49%	1.50%
First Carolina State Bank	96,453	97,670	1,259	1,312	2,909	2,421	1.31%	1.34%
Peoples State Bank	21,276	21,314	384	366	1,773	937	1.80%	1.72%
Pisgah Community Bank	36,120	27,746	570	475	116	100	1.58%	1.71%
Sunrise Bank of Atlanta	50,584	52,763	968	1,063	2,911	269	1.91%	2.01%
Southeast Region Total	367,691	360,412	5,754	5,685	10,678	5,415	1.56%	1.58%

Texas Region:
Bank of Fort Bend	20,144	19,859	300	305			1.49%	1.54%
Bank of Las Colinas	33,682	29,657	504	435			1.50%	1.47%
Texas Region Total	53,826	49,516	804	740			1.49%	1.49%

Parent company and other, net	17,735	19,100	654	654	8,754	5,137	3.69%	3.42%

Consolidated totals	$4,689,573	$4,735,229	$99,629	$93,040	$226,715	$170,210	2.12%	1.96%

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

The net loss attributable to Capitol Bancorp Limited for the three months ended March 31, 2009 approximated $20.7 million, compared to net income of $2.2 million in the corresponding period of 2008.  The net loss per share attributable to Capitol Bancorp Limited was $1.20 for the three months ended March 31, 2009, compared to earnings per share of $0.13 in the corresponding 2008 period.

The primary reason for the interim 2009 loss was a large provision for loan losses recorded during the three months ended March 31, 2009 as the Corporation carefully assessed the implications and impact of declining property values and weak bank performance.  The provision for loan losses increased $25.0 million to $33.9 million for the three months ended March 31, 2009, compared to $9 million for the corresponding period of 2008.

Analytical Review

The provision for loan losses for the three-month period in 2009 was $33.9 million, compared to $9 million for the same period in 2008.  The provision for loan losses increased significantly in the 2009 period due to higher levels of loan charge-offs and in response to growth in nonperforming loans.  Provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2009 period.

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

Noninterest expense totaled $51.9 million for the three-month 2009 period, compared to $44.8 million for the comparable period in 2008.  The increase in noninterest expense is associated with regulatory fees, growth in the size of previously-existing banks, costs of problem loan administration and other real estate write-downs.  Costs associated with foreclosed properties and other real estate increased to $4.4 million in the 2009 period ($911,000 in the 2008 period) while the cost of the FDIC insurance and other regulatory fees also increased significantly to $2.1 million ($937,000 in the 2008 period).  Increases in occupancy, equipment rent, depreciation and maintenance in 2009 relate primarily to the growth in the size of the mature banks within the consolidated group, the development of Capitol's wealth management unit and the addition of four de novo banks in 2008.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Three Months Ended March 31
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
			(As Revised)
Arizona Region:
Arrowhead Community Bank	$1,031	$1,732	$(2,537)	$29		1.36%		0.13%
Asian Bank of Arizona	501	455	(408)	(189)
Bank of Tucson	3,305	3,550	646	1,218	15.05%	27.53%	1.35%	2.64%
Camelback Community Bank	1,349	1,516	(79)	273		11.94%		1.26%
Central Arizona Bank	942	1,341	(800)	(55)
Colonia Bank	137		(335)
Mesa Bank	1,940	4,102	(2,633)	472		9.89%		0.87%
Southern Arizona Community Bank	1,313	1,578	(105)	302		13.34%		1.39%
Sunrise Bank of Albuquerque	1,062	1,342	(214)	57		3.16%		0.31%
Sunrise Bank of Arizona	1,732	2,170	(830)	4		0.12%		0.01%
Yuma Community Bank	1,197	1,411	216	208	11.28%	10.66%	1.21%	1.08%
Arizona Region Total	14,509	19,197	(7,079)	2,319

California Region:
Bank of Escondido	1,135	1,373	(306)	76		2.12%		0.32%
Bank of Feather River	458	286	(10)	(117)
Bank of San Francisco	1,014	942	8	1	0.39%	0.04%	0.04%	0.01%
Bank of Santa Barbara	929	1,027	(323)	(113)
Napa Community Bank	2,196	2,035	487	146	12.76%	4.15%	1.38%	0.48%
Point Loma Community Bank	788	960	(533)	70		3.91%		0.51%
Sunrise Bank of San Diego	1,212	1,431	(324)	146		5.54%		0.67%
Sunrise Community Bank	416	376	(313)	(189)
California Region Total	8,148	8,430	(1,314)	20

Colorado Region:
Fort Collins Commerce Bank	1,273	1,124	100	179	4.23%	7.99%	0.50%	1.15%
Larimer Bank of Commerce	1,285	960	132	80	6.73%	4.29%	0.62%	0.57%
Loveland Bank of Commerce	419	306	34	(61)	1.97%		0.43%
Mountain View Bank of Commerce	516	94	(62)	(472)
Colorado Region Total	3,493	2,484	204	(274)

Great Lakes Region:
Bank of Auburn Hills	575	740	(373)	(281)
Bank of Maumee	671	662	(102)	(116)
Bank of Michigan	1,157	1,293	(68)	123		7.52%		0.72%
Capitol National Bank	3,143	3,967	(481)	599		12.66%		1.06%
Elkhart Community Bank	1,160	1,472	(415)	130		5.87%		0.57%
Evansville Commerce Bank	911	1,005	(54)	(28)
Goshen Community Bank	1,121	1,368	32	103	1.66%	5.28%	0.16%	0.52%
Michigan Commerce Bank(3)	17,051	22,273	(7,329)	(1,151)
Ohio Commerce Bank	667	628	(76)	(42)
Paragon Bank & Trust	1,430	2,066	(879)	(166)
Great Lakes Region Total	27,886	35,474	(9,745)	(829)

Midwest Region
Adams Dairy Bank	532	282	(25)	(459)
Bank of Belleville	911	850	(24)	(22)
Community Bank of Lincoln	857	296	(86)	(181)
Summit Bank of Kansas City	793	760	(86)	21		1.20%		0.19%
Midwest Region Total	3,093	2,188	(221)	(641)

Nevada Region:
1st Commerce Bank	590	568	(159)	(97)
Bank of Las Vegas	1,225	1,239	99	19	6.56%	0.86%	0.74%	0.11%
Black Mountain Community Bank	2,411	2,799	320	398	8.94%	10.83%	0.81%	1.05%
Desert Community Bank	1,474	1,889	(435)	136		5.39%		0.55%
Red Rock Community Bank	1,692	2,006	(826)	195		5.73%		0.67%
Nevada Region Total	7,392	8,501	(1,001)	651

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Three Months Ended March 31
					Return on		Return on
	Total Revenues		Net Income (Loss)(1)		Average Equity(2)		Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Northeast Region:			(As Revised)
USNY Bank	$617	$292	$(172)	$(215)

Northwest Region:
Bank of Bellevue	717	750	(267)	(94)
Bank of Everett	581	491	(281)	(201)
Bank of Tacoma	573	476	(533)	(187)
High Desert Bank	575	227	(210)	(195)
Issaquah Community Bank	497	230	(111)	(174)
Northwest Region Total	2,943	2,174	(1,402)	(851)

Southeast Region:
Bank of Valdosta	736	872	(158)	(12)
Community Bank of Rowan	1,546	1,941	123	250	4.69%	10.42%	0.38%	0.87%
First Carolina State Bank	1,369	1,783	(299)	112		3.60%		0.39%
Peoples State Bank	334	515	(62)	50		3.93%		0.84%
Pisgah Community Bank	444		(163)
Sunrise Bank of Atlanta	969	1,126	(147)	(119)
Southeast Region Total	5,398	6,237	(706)	281

Texas Region:
Bank of Fort Bend	298	136	(151)	(261)
Bank of Las Colinas	442	221	(118)	(179)
Texas Region Total	740	357	(269)	(440)

Parent company and other, net	(546)	734	1,031	2,170

Consolidated totals	$73,673	$86,068	$(20,674)	$2,191		2.25%		0.18%

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
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

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 5.75% at March 31, 2009 and 6.26% at December 31, 2008.  As of March 31, 2009, Capitol's total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $652 million or 11.28% of total assets.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, Amendment No. 1, to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)

/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (duly authorized to sign on behalf of the registrant)

/s/ Lee W. Hendrickson Lee W. Hendrickson Chief Financial Officer

Date:  April 27, 2010

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