Form 10-Q/A
period 2009-06-30
CAPITOL BANCORP LTD
filed 2010-04-27
CIK 840264

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

Explanatory Note

Capitol is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q to revise its unaudited condensed consolidated financial statements as of and for the three months and six months ended June 30, 2009 that were part of Form 10-Q that Capitol filed with the Securities and Exchange Commission (SEC) on July 31, 2009.

This Amendment No. 1 reflects revised interpretation of fair-value accounting guidance (FSP FAS 157-4) to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternative valuation methods.  FAS 157-4 was initially implemented in error for the period ended March 31, 2009, as disclosed in Capitol's 2009 Annual Report on Form 10-K.

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

The information in this Amendment No. 1 not only revises the unaudited condensed consolidated financial statements that were contained in the originally-filed Form 10-Q for the three months and six months ended June 30, 2009, but also amends other information in that Form 10-Q affected by the revision described above.  Therefore, this Amendment No. 1 should be read together with the originally-filed Form 10-Q.  Furthermore, this Amendment No. 1 does not reflect events occurring after the filing of the originally-filed Form 10-Q or update information or disclosures contained in the originally-filed Form 10-Q that were not affected by the revision described above.  Accordingly, this Amendment No. 1 also should be read in conjunction with subsequent filings of financial information by Capitol relating to its financial position and results of operations for the year ended December 31, 2009, as information in such subsequent filings may update or supersede certain information contained in this Amendment No. 1 to Form 10-Q.

The following items of the originally-filed Form 10-Q for the period ended June 30, 2009 have been revised:

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited)
	June 30, 2009	December 31, 2008
	(As Revised--Note J)
ASSETS
Cash and due from banks	$119,801	$136,499
Money market and interest-bearing deposits	652,383	391,836
Federal funds sold	32,397	96,031
Cash and cash equivalents	804,581	624,366
Loans held for sale	30,843	10,474
Investment securities -- Note C:
Available for sale, carried at market value	13,809	15,584
Held for long-term investment, carried at
amortized cost which approximates fair value	33,661	32,856
Total investment securities	47,470	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,125,443	2,115,515
Residential (including multi-family)	891,710	879,754
Construction, land development and other land	676,309	797,486
Total loans secured by real estate	3,693,462	3,792,755
Commercial and other business-purpose loans	786,164	845,593
Consumer	55,830	61,340
Other	41,383	35,541
Total portfolio loans	4,576,839	4,735,229
Less allowance for loan losses	(114,215)	(93,040)
Net portfolio loans	4,462,624	4,642,189
Premises and equipment	53,669	59,249
Accrued interest income	17,899	18,871
Goodwill	71,592	72,342
Other real estate owned	103,315	67,171
Other assets	131,547	111,734

TOTAL ASSETS	$5,723,540	$5,654,836

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$721,497	$700,786
Interest-bearing	3,973,522	3,796,826
Total deposits	4,695,019	4,497,612
Debt obligations:
Notes payable and short-term borrowings	362,575	446,925
Subordinated debentures -- Note G	167,366	167,293
Total debt obligations	529,941	614,218
Accrued interest on deposits and other liabilities	36,680	29,938
Total liabilities	5,261,640	5,141,768

EQUITY:
Capitol Bancorp Limited stockholders' equity:
Preferred stock, 20,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2009 - 17,517,331 shares
2008 - 17,293,908 shares	277,000	274,018
Retained earnings	42,440	80,255
Undistributed common stock held by employee-benefit trust	(569)	(569)
Fair value adjustment (net of tax effect) for investment
securities available for sale (accumulated other
comprehensive income)	106	144
Total Capitol Bancorp Limited stockholders' equity	318,977	353,848
Noncontrolling interests in consolidated subsidiaries	142,923	159,220
Total equity	461,900	513,068

TOTAL LIABILITIES AND EQUITY	$5,723,540	$5,654,836

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months and Six Months Ended June 30, 2009 and 2008
(in thousands, except per share data)

	Three-Month Period		Six-Month Period
	2009	2008	2009	2008
Interest income:	(As Revised-- Note J)		(As Revised-- Note J)
Portfolio loans (including fees)	$68,359	$74,238	$136,435	$151,569
Loans held for sale	344	236	561	536
Taxable investment securities	152	102	304	235
Federal funds sold	23	1,008	58	2,221
Other	594	553	830	1,079
Total interest income	69,472	76,137	138,188	155,640
Interest expense:
Deposits	22,911	26,989	47,783	57,677
Debt obligations and other	5,979	6,956	12,366	13,836
Total interest expense	28,890	33,945	60,149	71,513
Net interest income	40,582	42,192	78,039	84,127
Provision for loan losses	33,658	9,019	67,574	17,977
Net interest income after provision
for loan losses	6,924	33,173	10,465	66,150
Noninterest income:
Service charges on deposit accounts	1,505	1,457	3,007	2,790
Trust and wealth-management revenue	1,135	1,563	2,523	3,208
Fees from origination of non-portfolio residential mortgage
loans	1,496	1,063	2,398	1,984
Gain on sales of government-guaranteed loans	405	643	645	1,223
Realized gains on sale of investment securities available
for sale		2	1	45
Other	2,453	1,749	3,377	3,792
Total noninterest income	6,994	6,477	11,951	13,042
Noninterest expense:
Salaries and employee benefits	24,442	27,730	53,495	53,278
Occupancy	4,843	4,500	9,734	8,904
Equipment rent, depreciation and maintenance	3,201	3,008	6,634	5,874
Costs associated with foreclosed properties and other
real estate owned	4,202	1,181	8,561	2,092
FDIC insurance premiums and other regulatory fees	5,348	933	7,462	1,870
Other	8,124	10,436	16,221	20,575
Total noninterest expense	50,160	47,788	102,107	92,593
Loss before income tax benefit	(36,242)	(8,138)	(79,691)	(13,401)
Income tax benefit	(13,282)	(2,701)	(28,824)	(4,696)
NET LOSS	(22,960)	(5,437)	(50,867)	(8,705)
Less net losses attributable to noncontrolling interests	6,656	6,060	13,889	11,519

NET INCOME (LOSS) ATTRIBUTABLE TO
CAPITOL BANCORP LIMITED	$(16,304)	$623	$(36,978)	$2,814

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note F:
Basic	$(0.95)	$0.04	$(2.15)	$0.16

Diluted	$(0.95)	$0.04	$(2.15)	$0.16

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(in thousands, except share and per share data)

	Capitol Bancorp Limited Stockholders' Equity
					Total Capitol
			Undistributed	Accumulated	Bancorp	Noncontrolling
			Common Stock	Other	Limited	Interests in
	Common	Retained	Held by Employee-	Comprehensive	Stockholders'	Consolidated	Total
	Stock	Earnings	Benefit Trust	Income	Equity	Subsidiaries	Equity

Six Months Ended June 30, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145	$156,198	$545,343

Investment in consolidated subsidiaries by noncontrolling
interests						22,411	22,411

Issuance of 3,174 shares of common stock upon exercise
of stock options	54				54		54

Surrender of 14,138 shares of common stock to facilitate
vesting of restricted stock	(285)				(285)		(285)

Issuance of 18,312 unvested shares of restricted common
stock, net of related unearned employee compensation
and 6,822 forfeited shares	--				--		--

Recognition of compensation expense relating to restricted
common stock and stock options	1,172				1,172		1,172

Tax effect of share-based payments	2				2		2

Transfer of 205 shares of common stock to employee stock
ownership plan	(2)		6		4		4

Cash dividends paid ($0.40 per share)		(6,927)			(6,927)		(6,927)

Components of comprehensive loss:
Net income (loss)		2,814			2,814	(11,519)	(8,705)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(14)	(14)		(14)
Comprehensive loss							(8,719)

BALANCES AT JUNE 30, 2008	$273,149	$113,407	$(580)	$(11)	$385,965	$167,090	$553,055

Six Months Ended June 30, 2009 (As Revised--Note J)

Balances at January 1, 2009	$274,018	$80,255	$(569)	$144	$353,848	$159,220	$513,068

Investment in consolidated subsidiary by noncontrolling
interests		27			27	134	161

Issuance of 227,357 shares of common stock to acquire
noncontrolling interest in consolidated subsidiary	2,542				2,542	(2,542)	--

Surrender of 3,934 shares of common stock to facilitate
vesting of restricted stock	(23)				(23)		(23)

Recognition of compensation expense relating to restricted
common stock and stock options	580				580		580

Tax effect of share-based payments	(117)				(117)		(117)

Cash dividends paid ($0.05 per share)		(864)			(864)		(864)

Components of comprehensive loss:
Net loss		(36,978)			(36,978)	(13,889)	(50,867)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(38)	(38)		(38)
Comprehensive loss					(37,016)		(50,905)

BALANCES AT JUNE 30, 2009	$277,000	$42,440	$(569)	$106	$318,977	$142,923	$461,900

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(in thousands)

	2009	2008
	(As Revised--Note J)
OPERATING ACTIVITIES
Net loss	$(50,867)	$(8,705)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Provision for loan losses	67,574	17,977
Depreciation of premises and equipment	5,419	5,005
Amortization of intangibles	238	241
Net amortization (accretion) of investment security
premiums (discounts)	(43)	6
Loss on sale of premises and equipment	18	44
Gain on sales of government-guaranteed loans	(645)	(1,223)
Realized gains on sales of investment securities available
for sale	(1)	(45)
Loss on sales of other real estate owned	722	308
Reduction in other real estate owned	6,785	2,085
Amortization of issuance costs of subordinated debentures	73	47
Share-based compensation expense	580	1,172
Deferred income tax credit	(28,036)
Originations and purchases of loans held for sale	(204,779)	(120,855)
Proceeds from sales of loans held for sale	184,410	125,960
Decrease (increase) in accrued interest income and other assets	9,742	(18,112)
Increase (decrease) in accrued interest expense on deposits and
other liabilities	6,742	(112)

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES	(2,068)	3,793

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale		885
Proceeds from calls, prepayments and maturities of investment
securities	10,474	10,761
Purchases of investment securities	(9,529)	(16,004)
Net decrease (increase) in portfolio loans	61,046	(295,176)
Proceeds from sales of premises and equipment	1,935	126
Purchases of premises and equipment	(1,792)	(6,537)
Proceeds from sale of other real estate owned	7,939	3,529

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES	70,073	(302,416)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings
accounts	117,679	50,514
Net increase in certificates of deposit	79,728	262,375
Net borrowings from debt obligations	6,652	5,538
Proceeds from Federal Home Loan Bank advances	1,842,341	995,755
Payments on Federal Home Loan Bank advances	(1,933,343)	(883,192)
Resources provided by noncontrolling interests	134	22,411
Net proceeds from issuance of common stock		54
Tax effect of share-based payments	(117)	2
Cash dividends paid	(864)	(6,927)

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,210	446,530

INCREASE IN CASH AND CASH EQUIVALENTS	180,215	147,907

Cash and cash equivalents at beginning of period	624,366	352,372

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$804,581	$500,279

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$61,056	$72,609
Transfers of loans to other real estate owned	51,590	34,381
Surrender of common stock to facilitate exercise of stock
options and vesting of restricted stock	23	285

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

FSP FAS 157-4 amends prior fair value guidance to aid in determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  This new guidance is intended to clarify that significant adjustments to quoted prices may be necessary to estimate fair value when there has been a significant decrease in the volume and activity for the asset/liability in relation to normal market activity.  Fair value is the price that would be received to sell an asset (or paid to transfer a liability) in an orderly transaction (that is, not a forced liquidation or distressed sale) between willing market participants under current market conditions.  Fair-value information is presented in Note D (as revised) and discussed further in Note J.

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

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United State government agency securities	$6,850	$6,850
Mortgage backed securities	6,177	6,177
Municipals	782	782
	$13,809	$13,809

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United State government agency securities	$9,913	$9,913
Mortgage backed securities	4,890	4,890
Municipals	781	781
	$15,584	$15,584

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 were as follows (in $1,000s):

	As Revised
	Total	Significant Unobservable Inputs (1) (Level 3)

Impaired loans	$68,938	$68,938

Other real estate owned	$103,315	$103,315

(1)	Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Carrying values and estimated fair values of financial instruments for FAS No. 107 disclosure purposes were as follows (in $1,000s):

	June 30, 2009 (As Revised)		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$804,581	$804,581	$624,366	$624,366
Loans held for sale	30,843	30,843	10,474	10,474
Investment securities:
Available for sale	13,809	13,809	15,584	15,584
Held for long-term investment	33,661	33,661	32,856	32,856
	47,470	47,470	48,440	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,125,443	2,106,646	2,115,515	2,105,204
Residential (including multi-family)	891,710	877,000	879,754	865,406
Construction, land development and other land	676,309	622,624	797,486	753,028
Total loans secured by real estate	3,693,462	3,606,270	3,792,755	3,723,638
Commercial and other business-purpose loans	786,164	778,303	845,593	830,283
Consumer	55,830	56,066	61,340	62,313
Other	41,383	39,447	35,541	32,504
Total portfolio loans	4,576,839	4,480,086	4,735,229	4,648,738
Less allowance for loan losses	(114,215)	(114,215)	(93,040)	(93,040)
Net portfolio loans	4,462,624	4,365,871	4,642,189	4,555,698

Financial liabilities:
Deposits:
Noninterest-bearing	721,497	721,497	700,786	700,786
Interest-bearing:
Demand accounts	1,328,138	1,328,138	1,231,170	1,231,172
Time certificates of less than $100,000	956,677	959,751	1,160,221	1,161,411
Time certificates of $100,000 or more	1,688,707	1,690,283	1,405,435	1,408,431
Total interest-bearing	3,973,522	3,978,172	3,796,826	3,801,014
Total deposits	4,695,019	4,699,669	4,497,612	4,501,800
Notes payable and short-term borrowings	362,575	363,701	446,925	447,490
Subordinated debentures	167,366	170,841	167,293	170,841

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Net Income (Loss) Per Share Attributable to Capitol Bancorp Limited

The computations of basic and diluted earnings (loss) per share were based on the following (in 1,000s) for the periods ended June 30:

	Three Month Period		Six Month Period
	2009	2008	2009	2008
	(As Revised)		(As Revised)

Numerator—net income (loss) attributable to Capitol Bancorp Limited for the period	$(16,304)	$623	$(36,978)	$2,814

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic earnings per share)	17,244	17,144	17,203	17,143

Effect of dilutive securities:
Unvested restricted shares	--	33	--	27
Stock options	--	--	--	9
Total effect of dilutive securities	--	33	--	36

Denominator for diluted earnings per share—
Weighted average number of shares and potential dilution	17,244	17,177	17,203	17,179

Number of antidilutive stock options excluded from diluted earnings per share computation	2,428	2,494	2,428	2,269

Number of antidilutive unvested restricted shares excluded from diluted earnings per share computation	123	83	123	78

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

In July 2009, Capitol entered into definitive agreements to sell the following four affiliate institutions:  Bank of Belleville, Bank of Santa Barbara, 1st Commerce Bank and Community Bank of Rowan.  The projected financial impact of the divestiture of these four institutions, along with the sale of Yuma Community Bank announced in May 2009, is set forth in the accompanying pro forma condensed consolidated balance sheet (along with the proposed spin-off discussed in the following paragraphs) on page 37.

On July 21, 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company, through a spin-off transaction.  Upon completion of the proposed spin-off, Capitol will continue to be a bank holding company with national banking operations and MCBL will be a separate publicly-traded bank holding company consisting of the substantial majority of Capitol's prior Michigan-based banks (see accompanying pro forma consolidated financial statements on pages 35 and 36).

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

MCBL's consolidated total assets approximated $1.25 billion or about 22% of Capitol's total assets as of June 30, 2009.  If the proposed spin-off had been completed on June 30, 2009, consolidated total assets of Capitol would have approximated $4.5 billion, while reflecting a 31% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at the beginning of 2009, the consolidated net loss attributable to stockholders of Capitol would have been reduced 40% to $22.1 million ($1.29 per share) for the six months ended June 30, 2009.

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

Note J – Revision of Previously-Issued Financial Statements

The unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2009 have been revised to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternative valuation methods under fair value accounting guidance (FSP FAS 157-4).  FSP FAS 157-4 was initially implemented in error for the period ended March 31, 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note J – Revision of Previously-Issued Financial Statements – Continued

The following table summarizes the financial statement revision on each affected line item (in $1,000s, except per-share data):

	For the Three Months Ended June 30, 2009			As of and for the Six Months Ended June 30, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Net portfolio loans				$4,466,213	$(3,589)	$4,462,624
Other real estate owned				103,739	(424)	103,315
Other assets				130,142	1,405	131,547
Total assets				5,726,148	(2,608)	5,723,540
Retained earnings				45,048	(2,608)	42,440
Total Capitol Bancorp Limited stockholders' equity				321,585	(2,608)	318,977

Provision for loan losses	$35,813	$(2,155)	$33,658	63,985	3,589	67,574
Noninterest expense	51,688	(1,528)	50,160	101,683	424	102,107
Loss before income taxes	(39,925)	3,683	(36,242)	(75,678)	(4,013)	(79,691)
Income taxes benefit	(14,571)	1,289	(13,282)	(27,419)	(1,405)	(28,824)
Net loss	(25,354)	2,394	(22,960)	(48,259)	(2,608)	(50,867)
Net loss attributable to Capitol Bancorp Limited	(18,698)	2,394	(16,304)	(34,370)	(2,608)	(36,978)
Net loss per share attributable to Capitol Bancorp Limited (basic and diluted)	$(1.08)	$0.13	$(0.95)	$(2.00)	$(0.15)	$(2.15)

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2009 have been revised to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternative valuation methods under fair value accounting guidance (FSP FAS 157-4).  FSP FAS 157-4 was initially implemented in error for the period ended March 31, 2009.

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

Financial Condition

Total assets approximated $5.7 billion at June 30, 2009 and December 31, 2008.  The balance sheet includes Capitol and its consolidated subsidiaries (in thousands):

	Total Assets
	June 30, 2009	December 31, 2008
	(As Revised)
Arizona Region:
Arrowhead Community Bank	$83,918	$80,606
Asian Bank of Arizona	41,911	38,127
Bank of Tucson	205,047	189,869
Camelback Community Bank	90,586	93,754
Central Arizona Bank	84,894	79,775
Colonia Bank	13,740	12,522
Mesa Bank	232,329	248,262
Southern Arizona Community Bank	91,852	88,146
Sunrise Bank of Albuquerque	77,879	81,977
Sunrise Bank of Arizona	139,456	119,395
Yuma Community Bank	71,743	73,028
Arizona Region Total	1,133,355	1,105,461

California Region:
Bank of Escondido	100,215	96,803
Bank of Feather River	33,616	29,218
Bank of San Francisco	81,148	74,670
Bank of Santa Barbara	58,984	72,076
Napa Community Bank	158,232	149,093
Point Loma Community Bank	71,036	61,514
Sunrise Bank of San Diego	94,144	86,322
Sunrise Community Bank	41,191	36,139
California Region Total	638,566	605,835

Colorado Region:
Fort Collins Commerce Bank	86,163	80,247
Larimer Bank of Commerce	89,610	88,725
Loveland Bank of Commerce	36,754	32,034
Mountain View Bank of Commerce	43,321	37,740
Colorado Region Total	255,848	238,746

Great Lakes Region:
Bank of Auburn Hills	41,516	43,856
Bank of Maumee	51,773	56,812
Bank of Michigan	82,422	78,716
Capitol National Bank	242,481	245,354
Elkhart Community Bank	110,171	99,917
Evansville Commerce Bank	62,009	63,228
Goshen Community Bank	82,993	87,419
Michigan Commerce Bank(1)	1,211,634	1,275,125

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	June 30, 2009	December 31, 2008
	(As Revised)
Great Lakes Region: - Continued
Ohio Commerce Bank	$58,567	$60,678
Paragon Bank & Trust	114,216	107,491
Great Lakes Region Total	2,057,782	2,118,596

Midwest Region:
Adams Dairy Bank	38,915	33,867
Bank of Belleville	73,815	73,901
Community Bank of Lincoln	55,652	53,222
Summit Bank of Kansas City	61,241	53,429
Midwest Region Total	229,623	214,419

Nevada Region:
1st Commerce Bank	45,075	52,622
Bank of Las Vegas	71,494	73,692
Black Mountain Community Bank	163,766	157,545
Desert Community Bank	94,408	100,312
Red Rock Community Bank	124,120	126,993
Nevada Region Total	498,863	511,164

Northeast Region:
USNY Bank	63,700	49,620

Northwest Region:
Bank of Bellevue	56,346	55,841
Bank of Everett	45,731	44,756
Bank of Tacoma	47,645	44,241
High Desert Bank	50,075	41,904
Issaquah Community Bank	37,857	36,942
Northwest Region Total	237,654	223,684

Southeast Region:
Bank of Valdosta	54,628	58,995
Community Bank of Rowan	141,598	138,341
First Carolina State Bank	119,331	119,774
Peoples State Bank	29,106	29,233
Pisgah Community Bank	51,983	36,897
Sunrise Bank of Atlanta	60,624	62,198
Southeast Region Total	457,270	445,438

Texas Region:
Bank of Fort Bend	33,111	26,424
Bank of Las Colinas	43,694	31,354
Texas Region Total	76,805	57,778

Parent company and other, net	74,074	84,095

Consolidated Totals	$5,723,540	$5,654,836

(1)
Michigan Commerce Bank resulted from the merger of Ann Arbor Commerce Bank, Brighton Commerce Bank, Detroit Commerce Bank, Grand Haven Bank, Kent Commerce Bank, Macomb Community Bank, Muskegon Commerce Bank, Oakland Commerce Bank and Portage Commerce Bank effective March 31, 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Portfolio loans, the single largest asset category, decreased during the six months ended June 30, 2009 by approximately $158 million, compared to loan growth of about $250 million during the corresponding period of 2008.  Portfolio growth has slowed in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.

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

The consolidated allowance for loan losses at June 30, 2009 approximated $114 million or 2.50% of total portfolio loans, a significant increase from the 1.96% ratio at the beginning of the year.

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

	Periods Ended June 30
	Three Month Period		Six Month Period
	2009	2008	2009	2008
	(As Revised)		(As Revised)
Allowance for loan losses at beginning of period	$99,629	$61,666	$93,040	$58,124

Loans charged-off:
Loans secured by real estate:
Commercial	(2,052)	(2,772)	(5,625)	(3,444)
Residential (including multi-family)	(6,994)	(1,013)	(14,897)	(3,163)
Construction, land development and other land	(5,731)	(1,761)	(13,916)	(3,120)
Total loans secured by real estate	(14,777)	(5,546)	(34,438)	(9,727)
Commercial and other business-purpose loans	(4,567)	(2,496)	(12,769)	(4,297)
Consumer	(252)	(55)	(544)	(189)
Other	(1)	(34)	(1)	(34)
Total charge-offs	(19,597)	(8,131)	(47,752)	(14,247)
Recoveries:
Loans secured by real estate:
Commercial	20	600	122	718
Residential (including multi-family)	154	376	201	460
Construction, land development and other land	2	197	121	223
Total loans secured by real estate	176	1,173	444	1,401
Commercial and other business-purpose loans	335	153	879	583
Consumer	14	24	29	65
Other	--	--	1	1
Total recoveries	525	1,350	1,353	2,050
Net charge-offs	(19,072)	(6,781)	(46,399)	(12,197)
Additions to allowance charged to expense	33,658	9,019	67,574	17,977

Allowance for loan losses at June 30	$114,215	$63,904	$114,215	$63,904

Average total portfolio loans for the period	$4,649,187	$4,541,327	$4,684,544	$4,472,508

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	1.64%	0.60%	1.98%	0.55%

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

The amounts of the allowance for loan losses allocated in the following table (dollars in thousands) are based on management's estimate of losses inherent in the portfolio at the balance sheet date and should not be interpreted as an indication of future charge-offs:

	June 30, 2009		December 31, 2008
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$36,999	0.82%	$30,007	0.63%
Residential (including multi-family)	23,594	0.51%	21,645	0.46%
Construction, land development and other land	20,957	0.46%	17,496	0.37%
Total loans secured by real estate	81,550	1.79%	69,148	1.46%
Commercial and other business-purpose loans	31,027	0.68%	22,547	0.47%
Consumer	1,373	0.03%	1,032	0.02%
Other	265		313	0.01%

Total allowance for loan losses	$114,215	2.50%	$93,040	1.96%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in thousands):

	June 30, 2009	March 31, 2009	December 31, 2008
	(As Revised)	(As Revised)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$84,879	$67,248	$39,892
Residential (including multi-family)	54,235	60,246	35,675
Construction, land development and other land	87,006	76,390	72,996
Total loans secured by real estate	226,120	203,884	148,563
Commercial and other business-purpose loans	24,756	16,964	16,283
Consumer	586	356	190
Total nonaccrual loans	251,462	221,204	165,036

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	2,706	2,345	1,623
Residential (including multi-family)	1,318	2,371	365
Construction, land development and other land	4,284	109	2,293
Total loans secured by real estate	8,308	4,825	4,281
Commercial and other business-purpose loans	1,152	636	747
Consumer	42	50	146
Total past due loans	9,502	5,511	5,174

Total nonperforming loans	$260,964	$226,715	$170,210

Real estate owned and other repossessed assets	103,529	85,122	67,449

Total nonperforming assets	$364,493	$311,837	$237,659

Nonperforming loans at June 30, 2009 approximated 5.70% of total portfolio loans, an increase from the December 31, 2008 ratio of 3.59%.  Nonperforming loans increased $91 million or 53% during the six-month 2009 period.  Notably, the increase in nonperforming loans during the three months ended June 30, 2009 was about half of the corresponding increase during the preceding quarter.  Of the nonperforming loans at June 30, 2009, about 90% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at June 30, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

Total nonperforming loans approximated $261 million at June 30, 2009.  Of that total, $135 million or 52% (including some loans carried at the parent level) were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 2.95% of total portfolio loans at June 30, 2009.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 3.35% of portfolio loans for the region on a combined basis as of June 30, 2009 and ranging as high as 4.49% at certain banks.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have increased during the six months ended June 30, 2009 in other regions, such as the Arizona Region ($14.7 million increase) and the Nevada Region ($20.1 million increase) to 7.0% and 8.4% of portfolio loans, respectively, as the effects of the recession have had an evolving significant effect on those regions recently.

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

Real estate owned and other repossessed assets increased $36 million to $103 million during the six months ended June 30, 2009.  Most of this increase ($28 million) was related to banks located in Michigan and the Arizona Region.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008
	(As Revised)				(As Revised)		(As Revised)
Arizona Region:
Arrowhead Community Bank	$56,664	$69,487	$4,321	$2,375	$7,135	$7,430	7.63%	3.42%
Asian Bank of Arizona	33,184	33,023	990	694	1,560	1,898	2.98%	2.10%
Bank of Tucson	153,309	168,390	1,552	1,550	7,284	2,462	1.01%	0.92%
Camelback Community Bank	80,465	84,957	1,550	789	2,938	2,030	1.93%	0.93%
Central Arizona Bank	68,231	69,372	1,900	1,339	2,409	1,895	2.78%	1.93%
Colonia Bank	9,857	7,483	256	120			2.60%	1.60%
Mesa Bank	122,591	147,853	2,381	3,250	18,418	21,423	1.94%	2.20%
Southern Arizona Community Bank	74,909	79,434	1,080	875	353		1.44%	1.10%
Sunrise Bank of Albuquerque	68,021	74,115	1,550	933	5,486	43	2.28%	1.26%
Sunrise Bank of Arizona	93,817	110,131	2,224	1,159	9,410	3,707	2.37%	1.05%
Yuma Community Bank	59,137	63,804	675	730	2,096	1,506	1.14%	1.14%
Arizona Region Total	820,185	908,049	18,479	13,814	57,089	42,394	2.25%	1.52%

California Region:
Bank of Escondido	70,300	62,608	1,573	810	2,811	817	2.24%	1.29%
Bank of Feather River	29,139	22,962	360	320			1.24%	1.39%
Bank of San Francisco	71,680	60,772	1,125	823	165	299	1.57%	1.35%
Bank of Santa Barbara	50,863	60,535	1,347	1,138	2,054	1,841	2.65%	1.88%
Napa Community Bank	137,168	130,150	2,091	1,890		1,848	1.52%	1.45%
Point Loma Community Bank	54,713	52,497	951	797	2,288	795	1.74%	1.52%
Sunrise Bank of San Diego	75,124	76,282	2,041	1,048	2,176	1,444	2.72%	1.37%
Sunrise Community Bank	32,982	28,355	535	440	1,585		1.62%	1.55%
California Region Total	521,969	494,161	10,023	7,266	11,079	7,044	1.92%	1.47%

Colorado Region:
Fort Collins Commerce Bank	78,911	74,280	1,380	1,101	962	48	1.75%	1.48%
Larimer Bank of Commerce	80,040	78,638	1,400	1,160			1.75%	1.48%
Loveland Bank of Commerce	32,949	27,251	705	652	1,709	1,090	2.14%	2.39%
Mountain View Bank of Commerce	37,556	32,180	565	474	598		1.50%	1.47%
Colorado Region Total	229,456	212,349	4,050	3,387	3,269	1,138	1.77%	1.60%

Great Lakes Region:
Bank of Auburn Hills	33,971	39,914	1,310	988	1,591	2,895	3.86%	2.48%
Bank of Maumee	42,245	50,094	729	752	468	37	1.73%	1.50%
Bank of Michigan	66,412	67,700	1,025	996	698	306	1.54%	1.47%
Capitol National Bank	196,755	213,392	8,719	8,341	21,610	12,828	4.43%	3.91%
Elkhart Community Bank	80,449	87,971	3,005	1,702	5,688	3,941	3.74%	1.93%
Evansville Commerce Bank	49,150	55,779	1,171	943	1,164	158	2.38%	1.69%
Goshen Community Bank	69,168	74,144	1,679	1,501	1,309	876	2.43%	2.02%
Michigan Commerce Bank(1)	1,051,935	1,127,348	35,648	30,258	88,332	63,092	3.39%	2.68%
Ohio Commerce Bank	50,352	48,207	814	723			1.62%	1.50%
Paragon Bank & Trust	73,759	87,651	3,312	2,990	7,783	6,447	4.49%	3.41%
Great Lakes Region Total	1,714,196	1,852,200	57,412	49,194	128,643	90,580	3.35%	2.66%

Midwest Region:
Adams Dairy Bank	33,681	28,834	505	450			1.50%	1.56%
Bank of Belleville	63,319	65,150	938	923			1.48%	1.42%
Community Bank of Lincoln	45,427	43,657	1,000	674	590		2.20%	1.54%
Summit Bank of Kansas City	46,191	44,068	711	709	1,509	779	1.54%	1.61%
Midwest Region Total	188,618	181,709	3,154	2,756	2,099	779	1.67%	1.52%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008
	(As Revised)				(As Revised)		(As Revised)
Nevada Region:
1st Commerce Bank	$37,065	$30,663	$1,192	$740	$5,894	$1,000	3.22%	2.41%
Bank of Las Vegas	64,156	64,648	930	901	7,600	4,399	1.45%	1.39%
Black Mountain Community Bank	144,865	143,654	1,619	1,765	8,292	1,722	1.12%	1.23%
Desert Community Bank	84,943	87,388	1,607	943	4,060	3,671	1.89%	1.08%
Red Rock Community Bank	99,653	110,143	1,984	1,200	10,496	5,488	1.99%	1.09%
Nevada Region Total	430,682	436,496	7,332	5,549	36,342	16,280	1.70%	1.27%

Northeast Region:
USNY Bank	50,884	43,471	772	680			1.52%	1.56%

Northwest Region:
Bank of Bellevue	42,053	48,838	1,245	850	1,456	170	2.96%	1.74%
Bank of Everett	37,055	32,735	1,550	686	1,582	92	4.18%	2.10%
Bank of Tacoma	38,218	40,175	930	770	2,502	1,183	2.43%	1.92%
High Desert Bank	36,867	35,407	736	624	1,345		2.00%	1.76%
Issaquah Community Bank	27,176	24,238	595	385	339		2.19%	1.59%
Northwest Region Total	181,369	181,393	5,056	3,315	7,224	1,445	2.79%	1.83%

Southeast Region:
Bank of Valdosta	46,403	51,629	896	835	794		1.93%	1.62%
Community Bank of Rowan	113,446	109,290	1,702	1,634	2,357	1,688	1.50%	1.50%
First Carolina State Bank	94,290	97,670	1,553	1,312	2,429	2,421	1.65%	1.34%
Peoples State Bank	21,223	21,314	400	366	1,591	937	1.88%	1.72%
Pisgah Community Bank	43,956	27,746	715	475	116	100	1.63%	1.71%
Sunrise Bank of Atlanta	47,589	52,763	1,070	1,063	1,679	269	2.25%	2.01%
Southeast Region Total	366,907	360,412	6,336	5,685	8,966	5,415	1.73%	1.58%

Texas Region:
Bank of Fort Bend	27,483	19,859	411	305			1.50%	1.54%
Bank of Las Colinas	31,779	29,657	508	435			1.60%	1.47%
Texas Region Total	59,262	49,516	919	740			1.55%	1.49%

Parent company and other, net	13,311	15,473	682	654	6,253	5,135	5.12%	4.23%

Consolidated totals	$4,576,839	$4,735,229	$114,215	$93,040	$260,964	$170,210	2.50%	1.96%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

The second quarter 2009 net loss attributable to Capitol Bancorp Limited was approximately $16.3 million compared to net income of $623,000 reported for the second quarter of 2008.  The net loss per share attributable to Capitol Bancorp Limited for the three months ended June 30, 2009 was $0.95 compared to diluted earnings per share of $0.04 in the corresponding period of 2008.  The net loss attributable to Capitol Bancorp Limited for the six months ended June 30, 2009 approximated $37.0 million, compared to net income of $2.8 million in the corresponding period of 2008.  The net loss per share attributable to Capitol Bancorp Limited was $2.15 for the six months ended June 30, 2009, compared to earnings per share of $0.16 in the corresponding 2008 period.

The primary reason for the interim 2009 loss was a very large provision for loan losses recorded during the six months ended June 30, 2009 as the Corporation continued to carefully assess the implications and impact of declining property values and weak bank performance.  The provision for loan losses increased $50 million to $68 million for the six months ended June 30, 2009, compared to a provision of $18 million for the corresponding period of 2008.

Analytical Review

The provision for loan losses for the three months ended June 30, 2009 was $33.7 million compared to $9 million during the corresponding 2008 period.  The provision for loan losses for the six-month 2009 period was $68 million compared to $18 million for the same period in 2008.  The provision for loan losses increased significantly in the 2009 period due to higher levels of loan charge-offs and in response to growth in nonperforming loans.  Of the provision for loan losses for the three months ended June 30, 2009, about half was attributable to increasing the allowance for loan losses as a percentage of portfolio loans from 2.12% to 2.50%.  Provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2009 periods.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $102.1 million for the six-month 2009 period and $50.2 million for the second quarter of 2009, compared to $92.6 million and $47.8 million, respectively, for the comparable periods of 2008.  The increase in noninterest expense is associated with regulatory fees, growth in the size of previously-existing banks, costs of problem loan administration and other real estate write-downs.  Costs associated with foreclosed properties and other real estate increased to $8.6 million in the 2009 period ($2.1 million in the 2008 period) while the cost of FDIC insurance and other regulatory fees also increased significantly to $7.5 million ($1.9 million in the 2008 period) primarily attributable to a one-time special FDIC industry-wide assessment effective June 30, 2009 which approximated $2.6 million.  The FDIC has announced it is likely that an additional special assessment will be imposed later in 2009, however, the amount has not been determined.  Increases in occupancy, equipment rent, depreciation and maintenance in 2009 relate primarily to the addition of four de novo banks in 2008.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Six Months Ended June 30
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Arizona Region:			(As Revised)				(As Revised)
Arrowhead Community Bank	$2,029	$3,303	$(4,186)	$(222)
Asian Bank of Arizona	1,088	953	(815)	(535)
Bank of Tucson	6,428	6,783	1,066	1,978	12.24%	22.17%	1.09%	2.15%
Camelback Community Bank	2,718	3,012	(226)	509		11.07%		1.15%
Central Arizona Bank	2,010	2,559	(1,475)	(646)
Colonia Bank	283	25	(560)	(376)
Mesa Bank	3,865	7,985	(3,691)	744		7.84%		0.69%
Southern Arizona Community Bank	2,621	3,041	21	582	0.46%	12.84%	0.05%	1.34%
Sunrise Bank of Albuquerque	2,124	2,640	(457)	171		4.69%		0.46%
Sunrise Bank of Arizona	3,408	4,177	(2,705)	(180)
Yuma Community Bank	2,379	2,745	312	365	8.55%	9.39%	0.87%	0.96%
Arizona Region Total	28,953	37,223	(12,716)	2,390

California Region:
Bank of Escondido	2,372	2,564	(733)	175		2.42%		0.37%
Bank of Feather River	957	584	(30)	(326)
Bank of San Francisco	2,153	1,880	21	12	0.50%	0.28%	0.05%	0.04%
Bank of Santa Barbara	1,810	2,080	(638)	(170)
Napa Community Bank	4,497	4,240	926	467	11.87%	6.59%	1.29%	0.74%
Point Loma Community Bank	1,724	1,872	(367)	114		3.16%		0.42%
Sunrise Bank of San Diego	2,441	2,847	(788)	168		3.17%		0.38%
Sunrise Community Bank	905	753	(482)	(377)
California Region Total	16,859	16,820	(2,091)	63

Colorado Region:
Fort Collins Commerce Bank	2,532	2,275	166	364	3.48%	8.06%	0.40%	1.13%
Larimer Bank of Commerce	2,613	2,055	183	140	4.60%	3.76%	0.42%	0.46%
Loveland Bank of Commerce	893	646	(177)	(116)
Mountain View Bank of Commerce	1,066	358	(113)	(611)
Colorado Region Total	7,104	5,334	59	(223)

Great Lakes Region:
Bank of Auburn Hills	1,138	1,459	(976)	(459)
Bank of Maumee	1,318	1,373	(217)	(507)
Bank of Michigan	2,342	2,477	12	268	0.53%	8.05%	0.04%	0.78%
Capitol National Bank	6,248	7,723	(1,147)	954		9.98%		0.84%
Elkhart Community Bank	2,402	2,870	(996)	272		6.18%		0.60%
Evansville Commerce Bank	1,789	1,997	(245)	(174)
Goshen Community Bank	2,254	2,675	(148)	261		6.64%		0.66%
Michigan Commerce Bank(3)	33,838	42,436	(10,887)	(1,305)
Ohio Commerce Bank	1,403	1,272	(66)	(111)
Paragon Bank & Trust	2,844	3,624	(2,008)	(185)
Great Lakes Region Total	55,576	67,906	(16,678)	(986)

Midwest Region
Adams Dairy Bank	1,097	672	(50)	(511)
Bank of Belleville	1,900	1,743	13	4	0.37%	0.11%	0.04%	0.01%
Community Bank of Lincoln	1,792	816	(268)	(326)
Summit Bank of Kansas City	1,866	1,547	24	40	0.70%	1.14%	0.08%	0.18%
Midwest Region Total	6,655	4,778	(281)	(793)

Nevada Region:
1st Commerce Bank	1,252	1,141	(474)	(291)
Bank of Las Vegas	2,409	2,437	(9)	37		0.86%		0.10%
Black Mountain Community Bank	4,935	5,433	179	881	2.34%	11.95%	0.22%	1.16%
Desert Community Bank	3,021	3,765	(864)	176		3.50%		0.35%
Red Rock Community Bank	3,200	3,971	(1,870)	480		7.06%		0.82%
Nevada Region Total	14,817	16,747	(3,038)	1,283

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Six Months Ended June 30
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Northeast Region:			(As Revised)				(As Revised)
USNY Bank	$1,394	$712	$(243)	$(409)

Northwest Region:
Bank of Bellevue	1,377	1,432	(681)	(196)
Bank of Everett	1,192	993	(763)	(656)
Bank of Tacoma	1,188	931	(648)	(399)
High Desert Bank	1,178	574	(829)	(380)
Issaquah Community Bank	1,022	536	(344)	(326)
Northwest Region Total	5,957	4,466	(3,265)	(1,957)

Southeast Region:
Bank of Valdosta	1,491	1,640	(218)	(43)
Community Bank of Rowan	3,222	3,726	298	427	5.64%	8.75%	0.46%	0.72%
First Carolina State Bank	2,831	3,319	(492)	208		4.09%		0.38%
Peoples State Bank	699	916	(109)	27		1.06%		0.21%
Pisgah Community Bank	1,059	69	(243)	(560)
Sunrise Bank of Atlanta	1,964	2,305	(215)	(200)
Southeast Region Total	11,266	11,975	(979)	(141)

Texas Region:
Bank of Fort Bend	661	353	(309)	(462)
Bank of Las Colinas	936	511	(182)	(339)
Texas Region Total	1,597	864	(491)	(801)

Parent company and other, net	(39)	1,857	2,745	4,388

Consolidated totals	$150,139	$168,682	$(36,978)	$2,814		1.45%		0.11%

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
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

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 5.57% at June 30, 2009 and 6.26% at December 31, 2008.  As of June 30, 2009, Capitol's total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $629.3 million or 10.99% of total assets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

In February 2009, the U.S. Treasury announced its new Capital Assistance Program (CAP) under which U.S. banking organizations may apply for a U.S. Treasury investment in mandatorily convertible preferred stock in an amount of up to 1% or 2% of risk-weighted assets.  The purpose of the CAP is to provide eligible banking organizations with capital in the form of a preferred security which is convertible into common equity.  Participating banking organizations would also issue warrants to the U.S. Treasury.  Eligibility will be consistent with the criteria and deliberative process established under the TARP/CPP.  Capitol has recently submitted a CAP application on behalf of Michigan Commerce Bancorp Limited (MCBL, described more fully on page 34) in the amount of $21.7 million.  There can be no assurance the CAP application will be approved or, if approved, whether Capitol or MCBL would choose to participate.

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

In the proposed spin-off, Capitol's shareholders will receive shares of MCBL common stock according to a distribution ratio.  The distribution ratio and related record date for the proposed distribution will be determined in the near future.  The proposed spin-off is subject to a number of contingencies.  The proposed spin-off will enable the two separate publicly-traded companies to focus on maximizing opportunities for the distinct business markets of each, and will allow both Capitol and MCBL to each develop and implement a strategic plan that fits their specific market and operations.  The proposed spin-off is illustrated in the accompanying pro forma consolidated financial statements on pages 35 and 36.

MCBL's consolidated total assets approximated $1.25 billion or about 22% of Capitol's total assets as of June 30, 2009.  If the proposed spin-off had been completed on June 30, 2009, consolidated total assets of Capitol would have approximated $4.5 billion, while reflecting a 31% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at the beginning of 2009, the consolidated net loss attributable to stockholders of Capitol would have been reduced 40% to $22.1 million ($1.29 per share) for the six months ended June 30, 2009.

Pending Sale of Five Banks

In July 2009, Capitol entered into definitive agreements to sell the following four affiliate institutions:  Bank of Belleville, Bank of Santa Barbara, 1st Commerce Bank and Community Bank of Rowan.  The projected financial impact of the divestiture of these four institutions, along with the sale of Yuma Community Bank announced in May 2009, is set forth in the accompanying pro forma condensed consolidated balance sheet (along with the proposed spin-off discussed above) on page 37.  Total proceeds from the pending sales are expected to approximate $34.5 million, resulting in a pre-tax gain of $10.2 million ($6.6 million, or $0.38 per share, after federal income tax) and are expected to be consummated in the second half of 2009, subject to regulatory approval and other contingencies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
June 30, 2009

(in $1,000s, except per share amounts)

	As Revised
		Proposed
		Spin-Off of
		Michigan
	Historical	Commerce
	Amounts	Bancorp Limited	Pro Forma
	As Reported	(Note A)	Consolidated

ASSETS

Cash and cash equivalents	$804,581	$(115,020)	$689,561
Loans held for resale	30,843	(2,592)	28,251
Investment securities	47,470	(8,374)	39,096
Portfolio loans	4,576,839	(1,085,907)	3,490,932
Less allowance for loan losses	(114,215)	36,958	(77,257)
Net portfolio loans	4,462,624	(1,048,949)	3,413,675
Premises and equipment, net	53,669	(11,932)	41,737
Goodwill	71,592	(2,875)	68,717
Other real estate owned	103,315	(25,116)	78,199
Other assets	149,446	(34,047)	115,399

TOTAL ASSETS	$5,723,540	$(1,248,905)	$4,474,635

LIABILITIES AND EQUITY

Liabilities:
Deposits	$4,695,019	$(1,086,341)	$3,608,678
Debt obligations	529,941	(51,400)	478,541
Other liabilities	36,680	(6,523)	30,157
Total liabilities	5,261,640	(1,144,264)	4,117,376

Equity:
Capitol Bancorp Limited stockholders' equity:
Preferred stock	-	-	-
Common stock	277,000	(118,546)	158,454
Retained earnings	42,440	13,864	56,304
Other, net	(463)	41	(422)
Total Capitol Bancorp Limited stockholders' equity	318,977	(104,641)	214,336
Noncontrolling interests in consolidated subsidiaries	142,923	-	142,923
Total equity	461,900	(104,641)	357,259

TOTAL LIABILITIES AND EQUITY	$5,723,540	$(1,248,905)	$4,474,635

Number of common shares outstanding	17,517,331		17,517,331

Book value per share of Capitol Bancorp Limited
stockholders' equity	$18.21		$12.24

Nonperforming loans	$260,964	$(89,923)	$171,041
Real estate owned and other repossessed assets	103,529	(25,134)	78,395
Total nonperforming assets	$364,493	$(115,057)	$249,436

Selected ratios:
Total equity as a percentage of total assets	8.07%	8.38%	7.98%
Total capital as a percentage of total assets--Note B	10.99%	8.38%	11.72%
Allowance for loan losses as a percentage of portfolio loans	2.50%	3.40%	2.21%
Allowance for loan losses coverage ratio of nonperforming loans	43.77%	41.10%	45.17%
Nonperforming loans as a percentage of portfolio loans	5.70%	8.28%	4.90%
Nonperforming assets as a percentage of total assets	6.37%	9.21%	5.57%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)
	Six Months Ended June 30, 2009 (As Revised)			Year Ended December 31, 2008
					Pro Forma Adjustments
		Spin-Off of			Spin-Off of
		Michigan			Michigan	Spin-Off of
		Commerce			Commerce	Bank of
		Bancorp			Bancorp	Auburn
	Historical	Limited	Pro Forma	Historical	Limited	Hills	Pro Forma
	Amounts	(Notes A and B)	Consolidated	Amounts	(Note A)	(Note B)	Consolidated

Interest income	$138,188	$(32,344)	$105,844	$304,315	$(75,446)	$(2,674)	$226,195
Interest expense	60,149	(14,813)	45,336	140,466	(36,809)	(1,512)	102,145
Net interest income	78,039	(17,531)	60,508	163,849	(38,637)	(1,162)	124,050
Provision for loan losses	67,574	(19,669)	47,905	82,492	(30,040)	(1,189)	51,263
Net interest income after provision for loan losses	10,465	2,138	12,603	81,357	(8,597)	27	72,787
Noninterest income	11,951	(2,104)	9,847	26,432	(4,491)	(91)	21,850
Noninterest expense	102,107	(22,446)	79,661	190,388	(33,916)	(1,509)	154,963
Loss before income tax benefit	(79,691)	22,480	(57,211)	(82,599)	20,828	1,445	(60,326)
Income tax benefit	(28,824)	7,648	(21,176)	(30,148)	7,060	487	(22,601)
NET LOSS	(50,867)	14,832	(36,035)	(52,451)	13,768	958	(37,725)
Less net losses attributable to noncontrolling interests	13,889	-	13,889	23,844	-	-	23,844

NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(36,978)	$14,832	$(22,146)	$(28,607)	$13,768	$958	$(13,881)

NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED:
Basic	$(2.15)		$(1.29)	$(1.67)			$(0.81)
Diluted	$(2.15)		$(1.29)	$(1.67)			$(0.81)

Elements of net loss per share computations (in 1,000s):
Average number of common shares outstanding
for purposes of computing basic net loss per
share--denominator for basic net loss per share	17,203		17,203	17,147			17,147
Effect of dilutive securities--stock options and unvested
restricted shares	-		-	-			-
Average number of common shares and dilutive securities
for purposes of computing diluted net loss per share	17,203		17,203	17,147			17,147

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
June 30, 2009

(in $1,000s)
		Pro Forma Adjustments
		Proposed
		Spin-Off of	Pending
		Michigan	Sale of
	Historical	Commerce	Five Bank
	Amounts	Bancorp Limited	Subsidiaries		Pro Forma
	As Reported	(Note A)	(Note B)		Consolidated
	(As Revised)	(As Revised)			(As Revised)
ASSETS

Cash and cash equivalents	$804,581	$(115,020)	$(20,178)		$669,383
Loans held for resale	30,843	(2,592)	(2,370)		25,881
Investment securities	47,470	(8,374)	(6,970)		32,126
Portfolio loans	4,576,839	(1,085,907)	(323,830)		3,167,102
Less allowance for loan losses	(114,215)	36,958	5,854		(71,403)
Net portfolio loans	4,462,624	(1,048,949)	(317,976)		3,095,699
Premises and equipment, net	53,669	(11,932)	(4,439)		37,298
Goodwill	71,592	(2,875)	(1,234)		67,483
Other real estate owned	103,315	(25,116)	(1,985)		76,214
Other assets	149,446	(34,047)	(6,474)		108,925

TOTAL ASSETS	$5,723,540	$(1,248,905)	$(361,626)		$4,113,009

LIABILITIES AND EQUITY

Liabilities:
Deposits	$4,695,019	$(1,086,341)	$(319,706)		$3,288,972
Debt obligations	529,941	(51,400)	(34,500)		444,041
Other liabilities	36,680	(6,523)	(951)		29,206
Total liabilities	5,261,640	(1,144,264)	(355,157)		3,762,219

Equity:
Capitol Bancorp Limited stockholders' equity:
Preferred stock	-	-			-
Common stock	277,000	(118,546)			158,454
Retained earnings	42,440	13,864	6,601	C	62,905
Other, net	(463)	41			(422)
Total Capitol Bancorp Limited stockholders' equity	318,977	(104,641)	6,601		220,937
Noncontrolling interests in consolidated subsidiaries	142,923	-	(13,070)		129,853
Total equity	461,900	(104,641)	(6,469)		350,790

TOTAL LIABILITIES AND EQUITY	$5,723,540	$(1,248,905)	$(361,626)		$4,113,009

Nonperforming loans	$260,964	$(89,923)	$(12,401)		$158,640
Real estate owned and other repossessed assets	103,529	(25,134)	(1,985)		76,410
Total nonperforming assets	$364,493	$(115,057)	$(14,386)		$235,050

Selected ratios:
Total equity as a percentage of total assets	8.07%				8.53%
Total capital as a percentage of total assets--Note D	10.99%				12.60%
Allowance for loan losses as a percentage of portfolio loans	2.50%				2.25%
Allowance for loan losses coverage ratio of nonperforming loans	43.77%				45.01%
Nonperforming loans as a percentage of portfolio loans	5.70%				5.01%
Nonperforming assets as a percentage of total assets	6.37%				5.71%

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