Form 10-Q/A
period 2009-09-30
CAPITOL BANCORP LTD
filed 2010-04-27
CIK 840264

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

Explanatory Note

Capitol is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q to revise its unaudited condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2009 that were part of Form 10-Q that Capitol filed with the Securities and Exchange Commission (SEC) on November 9, 2009.

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

The information in this Amendment No. 1 not only revises the unaudited condensed consolidated financial statements that were contained in the originally-filed Form 10-Q for the three months and nine months ended September 30, 2009, but also amends other information in that Form 10-Q affected by the revision described above.  Therefore, this Amendment No. 1 should be read together with the originally-filed Form 10-Q.  Furthermore, this Amendment No. 1 does not reflect events occurring after the filing of the originally-filed Form 10-Q or update information or disclosures contained in the originally-filed Form 10-Q that were not affected by the revision described above.  Accordingly, this Amendment No. 1 also should be read in conjunction with subsequent filings of financial information by Capitol relating to its financial position and results of operations for the year ended December 31, 2009, as information in such subsequent filings may update or supersede certain information contained in this Amendment No. 1 to Form 10-Q.

The following items of the originally-filed Form 10-Q for the period ended September 30, 2009 have been revised:

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited)
	September 30, 2009	December 31, 2008
	(As Revised--Note O)
ASSETS
Cash and due from banks	$95,929	$136,499
Money market and interest-bearing deposits	768,582	391,836
Federal funds sold	25,183	96,031
Cash and cash equivalents	889,694	624,366
Loans held for sale	14,432	10,474
Investment securities -- Note C:
Available for sale, carried at fair value	18,005	15,584
Held for long-term investment, carried at
amortized cost which approximates fair value	30,710	32,856
Total investment securities	48,715	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,013,181	2,115,515
Residential (including multi-family)	804,215	879,754
Construction, land development and other land	579,703	797,486
Total loans secured by real estate	3,397,099	3,792,755
Commercial and other business-purpose loans	707,302	845,593
Consumer	45,866	61,340
Other	37,114	35,541
Total portfolio loans	4,187,381	4,735,229
Less allowance for loan losses	(126,188)	(93,040)
Net portfolio loans	4,061,193	4,642,189
Premises and equipment	49,353	59,249
Accrued interest income	16,069	18,871
Goodwill	68,078	72,342
Other real estate owned	119,570	67,171
Other assets	55,509	111,734

TOTAL ASSETS	$5,322,613	$5,654,836

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$651,887	$700,786
Interest-bearing	3,856,456	3,796,826
Total deposits	4,508,343	4,497,612
Debt obligations:
Notes payable and short-term borrowings	300,326	446,925
Subordinated debentures -- Note G	167,402	167,293
Total debt obligations	467,728	614,218
Accrued interest on deposits and other liabilities	31,489	29,938
Total liabilities	5,007,560	5,141,768

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Note E:
Preferred stock, 20,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2009 - 17,509,631 shares
2008 - 17,293,908 shares	277,087	274,018
Retained earnings (deficit)	(40,249)	80,255
Undistributed common stock held by employee-benefit trust	(569)	(569)
Fair value adjustment (net of tax effect) for investment
securities available for sale (accumulated other
comprehensive income)	116	144
Total Capitol Bancorp Limited stockholders' equity	236,385	353,848
Noncontrolling interests in consolidated subsidiaries	78,668	159,220
Total equity	315,053	513,068

TOTAL LIABILITIES AND EQUITY	$5,322,613	$5,654,836

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(in thousands, except per share data)

	Three-Month Period		Nine-Month Period
	2009	2008	2009	2008
Interest income:	(As Revised-- Note O)		(As Revised-- Note O)
Portfolio loans (including fees)	$66,502	$73,328	$202,937	$224,897
Loans held for sale	183	145	744	681
Taxable investment securities	128	154	432	389
Federal funds sold	31	1,259	89	3,480
Other	501	610	1,331	1,689
Total interest income	67,345	75,496	205,533	231,136
Interest expense:
Deposits	21,197	27,149	68,980	84,826
Debt obligations and other	6,096	7,308	18,462	21,144
Total interest expense	27,293	34,457	87,442	105,970
Net interest income	40,052	41,039	118,091	125,166
Provision for loan losses	47,335	53,810	114,909	71,787
Net interest income (deficiency) after
provision for loan losses	(7,283)	(12,771)	3,182	53,379
Noninterest income:
Service charges on deposit accounts	1,562	1,526	4,569	4,316
Trust and wealth-management revenue	1,288	1,791	3,811	4,999
Fees from origination of non-portfolio residential
mortgage loans	788	926	3,186	2,910
Gain on sales of government-guaranteed loans	1,242	608	1,887	1,831
Gain on sale of bank subsidiary	1,187		1,187
Realized gain on sale of investment securities available
for sale	41	5	42	50
Other	1,054	2,095	4,431	5,887
Total noninterest income	7,162	6,951	19,113	19,993
Noninterest expense:
Salaries and employee benefits	23,482	29,319	76,977	82,597
Occupancy	4,864	4,968	14,598	13,872
Equipment rent, depreciation and maintenance	3,046	3,821	9,680	9,695
Costs associated with foreclosed properties and other
real estate owned	9,641	2,040	18,202	4,132
FDIC insurance premiums and other regulatory fees	3,796	1,029	11,258	2,899
Other	10,455	12,615	26,676	33,190
Total noninterest expense	55,284	53,792	157,391	146,385
Loss before income taxes (benefit)	(55,405)	(59,612)	(135,096)	(73,013)
Income taxes (benefit)	72,710	(20,732)	43,886	(25,428)
NET LOSS	(128,115)	(38,880)	(178,982)	(47,585)
Less net losses attributable to noncontrolling interests	45,426	6,385	59,315	17,904

NET LOSS ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(82,689)	$(32,495)	$(119,667)	$(29,681)

NET LOSS PER SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note F:
Basic and Diluted	$(4.75)	$(1.90)	$(6.93)	$(1.73)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(in thousands, except share and per share data)

	Capitol Bancorp Limited Stockholders' Equity
			Undistributed
			Common		Total Capitol
			Stock	Accumulated	Bancorp	Noncontrolling
		Retained	Held by	Other	Limited	Interests in
	Common	Earnings	Employee-	Comprehensive	Stockholders'	Consolidated	Total
	Stock	(Deficit)	Benefit Trust	Income	Equity	Subsidiaries	Equity

Nine Months Ended September 30, 2008

Balances at January 1, 2008	$272,208	$117,520	$(586)	$3	$389,145	$156,198	$545,343

Investment in consolidated subsidiary by noncontrolling
interests						22,410	22,410

Issuance of 109,435 shares of common stock upon exercise
of stock options	1,960				1,960		1,960

Surrender of 93,964 shares of common stock to facilitate
exercise of stock options	(2,090)				(2,090)		(2,090)

Surrender of 14,199 shares of common stock to facilitate
vesting of restricted stock	(286)				(286)		(286)

Issuance of 31,790 unvested shares of restricted common
stock, net of related unearned employee compensation
and 12,322 forfeited shares	--				--		--

Recognition of compensation expense relating to restricted
common stock and stock options	1,693				1,693		1,693

Tax benefits from share-based payments	161				161		161

Transfer of 250 shares of common stock to employee stock
ownership plan	(2)		6		4		4

Cash dividends paid ($0.45 per share)		(7,792)			(7,792)		(7,792)

Components of comprehensive loss:
Net loss		(29,681)			(29,681)	(17,904)	(47,585)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(6)	(6)		(6)
Comprehensive loss							(47,591)

BALANCES AT SEPTEMBER 30, 2008	$273,644	$80,047	$(580)	$(3)	$353,108	$160,704	$513,812

Nine Months Ended September 30, 2009 (As Revised--Note O)

Balances at January 1, 2009	$274,018	$80,255	$(569)	$144	$353,848	$159,220	$513,068

Sale of subsidiary shares to noncontrolling interest		27			27	134	161

Reduction in noncontrolling interests in consolidated
subsidiaries due to deconsolidation -- Note I						(18,829)	(18,829)

Issuance of 227,357 shares of common stock to acquire
noncontrolling interest in subsidiaries	2,542				2,542	(2,542)	--

Surrender of 3,934 shares of common stock to facilitate
vesting of restricted stock	(23)				(23)		(23)

Recognition of compensation expense relating to restricted
common stock and stock options -- Note E	719				719		719

Tax effect of share-based payments	(169)				(169)		(169)

Cash dividends paid ($0.05 per share)		(864)			(864)		(864)

Components of comprehensive loss:
Net loss		(119,667)			(119,667)	(59,315)	(178,982)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(28)	(28)		(28)
Comprehensive loss					(119,695)		(179,010)

BALANCES AT SEPTEMBER 30, 2009	$277,087	$(40,249)	$(569)	$116	$236,385	$78,668	$315,053

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)

	2009	2008
	(As Revised--Note O)
OPERATING ACTIVITIES
Net loss	$(178,982)	$(47,585)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Provision for loan losses	114,909	71,787
Depreciation of premises and equipment	7,841	8,433
Amortization of intangibles and goodwill impairment	2,486	376
Net accretion of investment security discounts	(38)	(1)
Loss on sale of premises and equipment	107	158
Gain on sales of government-guaranteed loans	(1,887)	(1,831)
Gain on sale of bank subsidiary	(1,187)
Realized gain on sale of investment securities available
for sale	(42)	(50)
Loss on sales of other real estate owned	1,007	505
Write-down in other real estate owned	13,002	14,730
Amortization of issuance costs of subordinated debentures	109	81
Share-based compensation expense	719	1,693
Provision to establish valuation allowance for deferred
tax assets	41,845	-
Originations and purchases of loans held for sale	(261,951)	(170,646)
Proceeds from sales of loans held for sale	257,552	179,731
Decrease (increase) in accrued interest income and other assets	23,369	(36,133)
Increase (decrease) in accrued interest expense on deposits and
other liabilities	2,751	(5,065)

NET CASH PROVIDED BY OPERATING
ACTIVITIES	21,610	16,183

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	916	1,024
Proceeds from calls, prepayments and maturities of investment
securities	15,166	14,435
Purchases of investment securities	(33,783)	(27,171)
Net decrease (increase) in portfolio loans	132,454	(441,524)
Proceeds from sales of premises and equipment	1,974	167
Purchases of premises and equipment	(3,655)	(8,727)
Proceeds from sale of bank subsidiary	9,506
Proceeds from sale of other real estate owned	11,182	5,746

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES	133,760	(456,050)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts
and savings accounts	295,852	(79,524)
Net increase (decrease) in certificates of deposit	(27,992)	518,340
Net proceeds from (payments on) debt obligations	953	(3,665)
Proceeds from Federal Home Loan Bank advances	2,768,830	1,278,205
Payments on Federal Home Loan Bank advances	(2,876,522)	(1,162,388)
Net proceeds from issuance of subordinated debentures	-	11,131
Resources provided by noncontrolling interests	134	22,410
Net proceeds from issuance of common stock	-	1,960
Tax effect of share-based payments	(169)	161
Cash dividends paid	(864)	(7,792)

NET CASH PROVIDED BY FINANCING ACTIVITIES	160,222	578,838

INCREASE IN CASH AND CASH EQUIVALENTS	315,592	138,971

Cash and cash equivalents of deconsolidated subsidiaries	(50,264)	-

Cash and cash equivalents at beginning of period	624,366	352,372

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$889,694	$491,343

Supplemental disclosure of cash flow information:
Cash paid during the period for interest on deposits and debt obligations	$88,356	$106,789
Transfers of loans to other real estate owned	80,991	63,458
Surrender of common stock to facilitate exercise of stock options
and vesting of restricted stock	23	2,376

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

The final new standard issued in April 2009 amended prior fair value guidance to aid in determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  This new guidance intended to clarify that significant adjustments to quoted prices may be necessary to estimate fair value when there has been a significant decrease in the volume and activity for the asset/liability in relation to normal market activity.  Fair value is the price that would be received to sell an asset (or paid to transfer a liability) in an orderly transaction (that is, not a forced liquidation or distressed sale) between willing market participants under current market conditions.  Fair-value information is presented in Note D (as revised) and discussed further in Note O.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 were as follows (in $1,000s):

	As Revised
	Total	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$121,761	$121,761

Other real estate owned (1)	$119,570	$119,570

(1)	Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Impaired loans (1)	$103,580	$103,580

(1)	Represents carrying value based on the appraised value of the applicable collateral or other estimates of fair value.

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
Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in ASC 825-10 were as follows (in $1,000s):

	September 30, 2009 (As Revised)		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$889,694	$889,694	$624,366	$624,366
Loans held for sale	14,432	14,432	10,474	10,474
Investment securities:
Available for sale	18,005	18,005	15,584	15,584
Held for long-term investment	30,710	30,710	32,856	32,856
	48,715	48,715	48,440	48,440
Portfolio loans:
Loans secured by real estate:
Commercial	2,013,181	2,026,683	2,115,515	2,105,204
Residential (including multi-family)	804,215	800,397	879,754	865,406
Construction, land development and other land	579,703	515,184	797,486	753,028
Total loans secured by real estate	3,397,099	3,342,264	3,792,755	3,723,638
Commercial and other business-purpose loans	707,302	706,085	845,593	830,283
Consumer	45,866	46,394	61,340	62,313
Other	37,114	36,243	35,541	32,504
Total portfolio loans	4,187,381	4,130,986	4,735,229	4,648,738
Less allowance for loan losses	(126,188)	(126,188)	(93,040)	(93,040)
Net portfolio loans	4,061,193	4,004,798	4,642,189	4,555,698

Financial liabilities:
Deposits:
Noninterest-bearing	651,887	651,887	700,786	700,786
Interest-bearing:
Demand accounts	1,341,614	1,341,619	1,231,170	1,231,172
Time certificates of less than $100,000	909,826	917,813	1,160,221	1,161,411
Time certificates of $100,000 or more	1,605,016	1,610,752	1,405,435	1,408,431
Total interest-bearing	3,856,456	3,870,184	3,796,826	3,801,014
Total deposits	4,508,343	4,522,071	4,497,612	4,501,800
Notes payable and short-term borrowings	300,326	302,051	446,925	447,490
Subordinated debentures	167,402	170,841	167,293	170,841

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Net Loss Per Share Attributable to Capitol Bancorp Limited

The computations of basic and diluted loss per share were based on the following (in 1,000s) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2009	2008	2009	2008
	(As Revised)		(As Revised)

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(82,689)	$(32,495)	$(119,667)	$(29,681)

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic loss per share)	17,398	17,145	17,269	17,144

Effect of dilutive securities:
Unvested restricted shares	--	--	--	--
Warrants	--		--
Stock options	--	--	--	--
Total effect of dilutive securities	--	--	--	--

Denominator for diluted net loss per share—
Weighted average number of shares and potential dilution	17,398	17,145	17,269	17,144

Number of antidilutive stock options excluded from diluted net loss per share computation (see Note E)	2,375	2,389	2,375	2,389

Number of antidilutive unvested restricted shares excluded from diluted net loss per share computation	109	61	109	61

Number of antidilutive warrants excluded from diluted net loss per share computation	76		76

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

In July 2009, Capitol entered into definitive agreements to sell the following four affiliate institutions:  1st Commerce Bank, Bank of Belleville, Bank of Santa Barbara and Community Bank of Rowan.  Bank of Santa Barbara and Community Bank of Rowan are subsidiaries of CDBL III which as disclosed in Note I were deconsolidated effective September 30, 2009.  The projected financial impact of the divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 44 and 46 (along with the proposed spin-off discussed in Note K).

On November 6, 2009, the sale of Bank of Santa Barbara was completed.  The remaining three pending bank sales are in various stages of regulatory approval for which approval is not assured.

Note K – Proposed Spin-Off

On July 21, 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company through a spin-off transaction.  If completed, Capitol would continue to be a bank holding company with national banking operations and MCBL would become a separate publicly-traded bank holding company consisting of the substantial majority of Capitol's prior Michigan-based banks (see accompanying pro forma condensed consolidated financial statements on pages 44-46).

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

MCBL's consolidated total assets approximated $1.2 billion or about 23% of Capitol's total assets as of September 30, 2009.  If the proposed spin-off had been completed on September 30, 2009, consolidated total assets of Capitol would have approximated $4.1 billion, while reflecting a 33.1% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at January 1, 2009, the consolidated net loss attributable to Capitol would have been reduced 48.1% to $62.2 million ($3.60 per share) for the nine months ended September 30, 2009.

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

Certain of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such regulatory agreements are noted as such in the regulatory capital detail appearing on page 39.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note O – Revision of Previously-Issued Financial Statements

The unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2009 have been revised to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternative valuation methods under fair value accounting guidance (FSP FAS 157-4).  FSP FAS 157-4 was initially implemented in error for the period ended March 31, 2009.

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

The following table summarizes the financial statement revision on each affected line item (in $1,000s, except per-share data):

	For the Three Months Ended September 30, 2009			As of and for the Nine Months Ended September 30, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Net portfolio loans				$4,063,346	$(2,153)	$4,061,193
Other real estate owned				119,801	(231)	119,570
Other assets				54,674	835	55,509
Total assets				5,324,162	(1,549)	5,322,613
Retained earnings deficit				(38,700)	(1,549)	(40,249)
Total Capitol Bancorp Limited stockholders' equity				237,934	(1,549)	236,385

Provision for loan losses	$48,771	$(1,436)	$47,335	112,756	2,153	114,909
Noninterest expense	55,477	(193)	55,284	157,160	231	157,391
Loss before income taxes	(57,034)	1,629	(55,405)	(132,712)	(2,384)	(135,096)
Income taxes (benefit)	72,140	570	72,710	44,721	(835)	43,886
Net loss	(129,174)	1,059	(128,115)	(177,433)	(1,549)	(178,982)
Net loss attributable to Capitol Bancorp Limited	(83,748)	1,059	(82,689)	(118,118)	(1,549)	(119,667)
Net loss per share attributable to Capitol Bancorp Limited (basic and diluted)	$(4.81)	$0.06	$(4.75)	$(6.84)	$(0.09)	$(6.93)

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

The unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2009 have been revised to properly base fair-value estimates of collateral-dependent loans and other real estate owned upon appraisal data rather than use of alternative valuation methods under fair value accounting guidance (FSP FAS 157-4).  FSP FAS 157-4 was initially implemented in error for the period ended March 31, 2009.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

Total assets approximated $5.3 billion at September 30, 2009 and $5.7 billion at December 31, 2008.  The balance sheet includes Capitol and its consolidated subsidiaries (in thousands):

	Total Assets
	September 30, 2009	December 31, 2008
	(As Revised)
Arizona Region:
Arrowhead Community Bank	$77,223	$80,606
Asian Bank of Arizona	40,202	38,127
Bank of Tucson	206,996	189,869
Camelback Community Bank	89,859	93,754
Central Arizona Bank	88,347	79,775
Colonia Bank	12,786	12,522
Mesa Bank	205,256	248,262
Southern Arizona Community Bank	89,568	88,146
Sunrise Bank of Albuquerque	79,724	81,977
Sunrise Bank of Arizona	112,318	119,395
Yuma Community Bank(3)		73,028
Arizona Region Total	1,002,279	1,105,461

California Region:
Bank of Escondido	106,147	96,803
Bank of Feather River	34,014	29,218
Bank of San Francisco	81,270	74,670
Bank of Santa Barbara(2)		72,076
Napa Community Bank	163,014	149,093
Point Loma Community Bank	75,167	61,514
Sunrise Bank of San Diego	84,048	86,322
Sunrise Community Bank	42,323	36,139
California Region Total	585,983	605,835

Colorado Region:
Fort Collins Commerce Bank	88,504	80,247
Larimer Bank of Commerce	90,146	88,725
Loveland Bank of Commerce	38,944	32,034
Mountain View Bank of Commerce	46,226	37,740
Colorado Region Total	263,820	238,746

Great Lakes Region:
Bank of Auburn Hills	36,124	43,856
Bank of Maumee	50,048	56,812
Bank of Michigan	107,384	78,716
Capitol National Bank	227,743	245,354
Elkhart Community Bank	96,550	99,917
Evansville Commerce Bank	56,601	63,228
Goshen Community Bank	80,393	87,419
Michigan Commerce Bank(1)	1,187,296	1,275,125
Ohio Commerce Bank	63,716	60,678
Paragon Bank & Trust	102,320	107,491
Great Lakes Region Total	2,008,175	2,118,596

Midwest Region:
Adams Dairy Bank	42,248	33,867
Bank of Belleville	73,017	73,901
Community Bank of Lincoln	56,535	53,222
Summit Bank of Kansas City(2)		53,429
Midwest Region Total	171,800	214,419

Nevada Region:
1st Commerce Bank	41,184	52,622
Bank of Las Vegas	74,333	73,692
Black Mountain Community Bank	173,101	157,545
Desert Community Bank	107,244	100,312
Red Rock Community Bank	138,547	126,993
Nevada Region Total	534,409	511,164

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	September 30, 2009	December 31, 2008
	(As Revised)
Northeast Region:
USNY Bank	$61,163	$49,620

Northwest Region:
Bank of Bellevue	57,091	55,841
Bank of Everett	44,232	44,756
Bank of Tacoma	43,932	44,241
High Desert Bank	44,803	41,904
Issaquah Community Bank	35,034	36,942
Northwest Region Total	225,092	223,684

Southeast Region:
Bank of Valdosta	52,662	58,995
Community Bank of Rowan(2)		138,341
First Carolina State Bank	114,011	119,774
Peoples State Bank	26,837	29,233
Pisgah Community Bank	58,705	36,897
Sunrise Bank of Atlanta	57,521	62,198
Southeast Region Total	309,736	445,438

Texas Region:
Bank of Fort Bend	34,831	26,424
Bank of Las Colinas	43,810	31,354
Texas Region Total	78,641	57,778

Parent company and other, net	81,515	84,095

Consolidated Totals	$5,322,613	$5,654,836

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

Portfolio loans, the single largest asset category, decreased during the nine months ended September 30, 2009 by approximately $548 million, compared to loan growth of about $347.6 million during the corresponding period of 2008.  Of the interim 2009 decrease, $203 million related to the deconsolidation of Bank of Santa Barbara, Community Bank of Rowan and Summit Bank of Kansas City.  Portfolio growth has slowed in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.

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

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2009	2008	2009	2008
	(As Revised)		(As Revised)

Allowance for loan losses at beginning of period	$114,215	$63,904	$93,040	$58,124

Loans charged-off:
Loans secured by real estate:
Commercial	(5,885)	(2,186)	(11,510)	(5,630)
Residential (including multi-family)	(5,128)	(2,428)	(20,025)	(5,590)
Construction, land development and other land	(11,862)	(12,128)	(25,778)	(15,248)
Total loans secured by real estate	(22,875)	(16,742)	(57,313)	(26,468)
Commercial and other business-purpose loans	(8,571)	(3,753)	(21,340)	(8,051)
Consumer	(485)	(73)	(1,029)	(262)
Other	(34)	--	(35)	(34)
Total charge-offs	(31,965)	(20,568)	(79,717)	(34,815)
Recoveries:
Loans secured by real estate:
Commercial	29	181	151	899
Residential (including multi-family)	51	130	252	590
Construction, land development and other land	385	17	506	240
Total loans secured by real estate	465	328	909	1,729
Commercial and other business-purpose loans	163	102	1,042	686
Consumer	88	9	117	74
Other	1	--	2	--
Total recoveries	717	439	2,070	2,489
Net charge-offs	(31,248)	(20,129)	(77,647)	(32,326)
Additions to allowance charged to expense	47,335	53,810	114,909	71,787
Less allowance for loan losses of subsidiaries no longer consolidated	(4,114)		(4,114)

Allowance for loan losses at September 30	$126,188	$97,585	$126,188	$97,585

Average total portfolio loans for the period	$4,505,447	$4,617,153	$4,623,317	$4,521,165

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	2.77%	1.74%	2.24%	0.95%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	(As Revised)	(As Revised)	(As Revised)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$101,412	$84,879	$67,248	$39,892
Residential (including multi-family)	52,414	54,236	60,246	35,675
Construction, land development and other land	86,671	87,066	76,390	72,996
Total loans secured by real estate	240,497	226,120	203,884	148,563
Commercial and other business-purpose loans	25,002	24,756	16,964	16,283
Consumer	513	586	356	190
Total nonaccrual loans	266,012	251,462	221,204	165,036

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	4,520	2,706	2,345	1,623
Residential (including multi-family)	1,787	1,318	2,371	365
Construction, land development and other land	2,990	4,284	109	2,293
Total loans secured by real estate	9,297	8,308	4,825	4,281
Commercial and other business-purpose loans	4,223	1,152	636	747
Consumer	29	42	50	146
Total past due loans	13,549	9,502	5,511	5,174

Total nonperforming loans	$279,561	$260,964	$226,715	$170,210

Real estate owned and other repossessed assets	119,876	103,529	85,122	67,449

Total nonperforming assets	$399,437	$364,493	$311,837	$237,659

Loans are considered impaired when it is probable that all amounts due according to the contractual terms of a loan agreement will not be collected, including contractually scheduled interest and principal payments.  Impaired loans, which are included in nonperforming loans, are summarized below (in $1,000s):

	September 30, 2009	December 31, 2008
Impaired loans:
Loans which have an allowance requirement	$123,900	$82,387
Loans which do not have an allowance requirement	142,112	82,649
Total impaired loans	$266,012	$165,036

Allowance for loan losses related to impaired loans	$30,781	$16,769

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made and, accordingly, no allowance requirement or allocation is necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans at September 30, 2009 approximated 6.68% of total portfolio loans, a sharp increase from the December 31, 2008 ratio of 3.59%.  Nonperforming loans increased $109 million during the nine-month 2009 period.  Notably, the pace of growth in nonperforming loans decreased for the second consecutive quarter.  Of the nonperforming loans at September 30, 2009, about 89% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, have loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at September 30, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

Total nonperforming loans approximated $279.6 million at September 30, 2009.  Of that total, $152.9 million or 54.7% (including some loans carried at the parent level) were originated by banks within the Great Lakes Region, primarily located in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 3.65% of total consolidated portfolio loans at September 30, 2009.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 4.01% of portfolio loans for the region on a combined basis as of September 30, 2009 and ranging as high as 5.22%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

at certain banks.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have increased during the nine months ended September 30, 2009 in other regions, such as the Arizona Region ($6.0 million increase) and the Nevada Region ($27.4 million increase) to 1.16% and 1.04% of consolidated portfolio loans, respectively, as the effects of the recession have had an evolving significant effect on those regions recently.

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

Real estate owned and other repossessed assets increased $52 million to $120 million during the nine months ended September 30, 2009.  Most of this increase ($48 million) was related to banks located in Michigan and the Arizona Region.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (dollars in thousands):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008
	(As Revised)				(As Revised)		(As Revised)
Arizona Region:
Arrowhead Community Bank	$53,759	$69,487	$4,561	$2,375	$5,964	$7,430	8.48%	3.42%
Asian Bank of Arizona	31,257	33,023	1,000	694	461	1,898	3.20%	2.10%
Bank of Tucson	153,793	168,390	1,936	1,550	4,375	2,462	1.26%	0.92%
Camelback Community Bank	79,206	84,957	1,320	789	3,835	2,030	1.67%	0.93%
Central Arizona Bank	68,203	69,372	2,917	1,339	2,388	1,895	4.28%	1.93%
Colonia Bank	10,429	7,483	216	120			2.07%	1.60%
Mesa Bank	106,400	147,853	2,459	3,250	12,927	21,423	2.31%	2.20%
Southern Arizona Community Bank	79,338	79,434	1,110	875	164		1.40%	1.10%
Sunrise Bank of Albuquerque	65,561	74,115	1,269	933	6,296	43	1.94%	1.26%
Sunrise Bank of Arizona	88,607	110,131	1,676	1,159	11,976	3,707	1.89%	1.05%
Yuma Community Bank(3)		63,804		730		1,506		1.14%
Arizona Region Total	736,553	908,049	18,464	13,814	48,386	42,394	2.51%	1.52%

California Region:
Bank of Escondido	69,420	62,608	1,784	810	2,838	817	2.57%	1.29%
Bank of Feather River	27,178	22,962	347	320			1.28%	1.39%
Bank of San Francisco	72,473	60,772	1,352	823	597	299	1.87%	1.35%
Bank of Santa Barbara(2)		60,535		1,138		1,841		1.88%
Napa Community Bank	141,984	130,150	2,550	1,890	2,849	1,848	1.80%	1.45%
Point Loma Community Bank	51,498	52,497	1,100	797	2,172	795	2.14%	1.52%
Sunrise Bank of San Diego	66,748	76,282	2,620	1,048	3,609	1,444	3.93%	1.37%
Sunrise Community Bank	33,210	28,355	995	440	1,107		3.00%	1.55%
California Region Total	462,511	494,161	10,748	7,266	13,172	7,044	2.32%	1.47%

Colorado Region:
Fort Collins Commerce Bank	80,945	74,280	1,630	1,101	1,829	48	2.01%	1.48%
Larimer Bank of Commerce	79,377	78,638	1,620	1,160			2.04%	1.48%
Loveland Bank of Commerce	33,174	27,251	590	652	1,386	1,090	1.78%	2.39%
Mountain View Bank of Commerce	39,037	32,180	601	474			1.54%	1.47%
Colorado Region Total	232,533	212,349	4,441	3,387	3,215	1,138	1.91%	1.60%

Great Lakes Region:
Bank of Auburn Hills	31,346	39,914	1,625	988	1,536	2,895	5.18%	2.48%
Bank of Maumee	40,521	50,094	1,100	752	542	37	2.71%	1.50%
Bank of Michigan	66,123	67,700	1,191	996	1,498	306	1.80%	1.47%
Capitol National Bank	182,751	213,392	7,456	8,341	19,021	12,828	4.08%	3.91%
Elkhart Community Bank	77,470	87,971	2,748	1,702	7,188	3,941	3.55%	1.93%
Evansville Commerce Bank	46,971	55,779	1,160	943	1,055	158	2.47%	1.69%
Goshen Community Bank	63,799	74,144	1,706	1,501	1,839	876	2.67%	2.02%
Michigan Commerce Bank(1)	1,000,914	1,127,348	44,061	30,258	107,175	63,092	4.40%	2.68%
Ohio Commerce Bank	52,956	48,207	814	723			1.54%	1.50%
Paragon Bank & Trust	69,968	87,651	3,655	2,990	6,573	6,447	5.22%	3.41%
Great Lakes Region Total	1,632,819	1,852,200	65,516	49,194	146,427	90,580	4.01%	2.66%

Midwest Region:
Adams Dairy Bank	35,330	28,834	645	450	207		1.83%	1.56%
Bank of Belleville	63,371	65,150	938	923			1.48%	1.42%
Community Bank of Lincoln	45,232	43,657	960	674	263		2.12%	1.54%
Summit Bank of Kansas City(2)		44,068		709		779		1.61%
Midwest Region Total	143,933	181,709	2,543	2,756	470	779	1.77%	1.52%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008
	(As Revised)				(As Revised)		(As Revised)
Nevada Region:
1st Commerce Bank	$34,264	$30,663	$1,207	$740	$6,332	$1,000	3.52%	2.41%
Bank of Las Vegas	62,972	64,648	2,092	901	7,933	4,399	3.32%	1.39%
Black Mountain Community Bank	143,494	143,654	2,452	1,765	9,760	1,722	1.71%	1.23%
Desert Community Bank	84,814	87,388	2,625	943	5,539	3,671	3.10%	1.08%
Red Rock Community Bank	95,377	110,143	2,985	1,200	14,101	5,488	3.13%	1.09%
Nevada Region Total	420,921	436,496	11,361	5,549	43,665	16,280	2.70%	1.27%

Northeast Region:
USNY Bank	54,889	43,471	833	680			1.52%	1.56%

Northwest Region:
Bank of Bellevue	40,846	48,838	1,030	850	2,674	170	2.52%	1.74%
Bank of Everett	36,665	32,735	1,190	686	3,344	92	3.25%	2.10%
Bank of Tacoma	34,784	40,175	1,115	770	1,627	1,183	3.21%	1.92%
High Desert Bank	36,419	35,407	900	624	841		2.47%	1.76%
Issaquah Community Bank	28,641	24,238	700	385	734		2.44%	1.59%
Northwest Region Total	177,355	181,393	4,935	3,315	9,220	1,445	2.78%	1.83%

Southeast Region:
Bank of Valdosta	44,331	51,629	843	835	972		1.90%	1.62%
Community Bank of Rowan(2)		109,290		1,634		1,688		1.50%
First Carolina State Bank	93,979	97,670	1,710	1,312	2,877	2,421	1.82%	1.34%
Peoples State Bank	19,438	21,314	399	366	1,158	937	2.05%	1.72%
Pisgah Community Bank	45,729	27,746	918	475	419	100	2.01%	1.71%
Sunrise Bank of Atlanta	45,657	52,763	1,465	1,063	3,150	269	3.21%	2.01%
Southeast Region Total	249,134	360,412	5,335	5,685	8,576	5,415	2.14%	1.58%

Texas Region:
Bank of Fort Bend	29,403	19,859	465	305			1.58%	1.54%
Bank of Las Colinas	34,772	29,657	705	435			2.03%	1.47%
Texas Region Total	64,175	49,516	1,170	740			1.82%	1.49%

Parent company and other, net	12,558	15,473	842	654	6,430	5,135	6.71%	4.23%

Consolidated totals	$4,187,381	$4,735,229	$126,188	$93,040	$279,561	$170,210	3.01%	1.96%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

The third quarter 2009 net loss attributable to Capitol was approximately $82.7 million compared to $32.5 million reported for the third quarter of 2008.  The net loss per share attributable to Capitol for the three months ended September 30, 2009 was $4.75 compared to loss per share of $1.90 in the corresponding period of 2008.  The net loss attributable to Capitol for the nine months ended September 30, 2009 approximated $119.7 million, compared to $29.7 million in the corresponding period of 2008.  The net loss per share attributable to Capitol was $6.93 for the nine months ended September 30, 2009, compared to $1.73 in the corresponding 2008 period.

The primary reason for the interim 2009 loss was a very large provision for loan losses recorded during the nine months ended September 30, 2009 as the Corporation continued to carefully assess the implications and impact of declining property values and weak bank performance as well as a valuation allowance of approximately $91 million recorded to reduce deferred tax assets.  The provision for loan losses increased $43 million to $114.9 million for the nine months ended September 30, 2009, compared to a provision of $71.8 million for the corresponding period of 2008.

Analytical Review

The provision for loan losses for the three months ended September 30, 2009 was $47.3 million compared to $53.8 million during the corresponding 2008 period.  The provision for loan losses for the nine-month 2009 period was $114.9 million compared to $71.8 million for the same period in 2008.  The provision for loan losses increased significantly in the 2009 period due to higher levels of loan charge-offs and in response to growth in nonperforming loans.  Of the provision for loan losses for the nine months ended September 30, 2009, about half was attributable to increasing the allowance for loan losses as a percentage of portfolio loans from 1.96% to 3.01%.  Provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2009 periods.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $157.4 million for the nine-month 2009 period and $55.3 million for the three months ended September 30, 2009, compared to $146.4 million and $53.8 million, respectively, for the comparable periods of 2008.  The net increase in noninterest expense is associated with regulatory fees, growth in the size of previously-existing banks, costs of problem loan administration and other real estate write-downs.  Costs associated with foreclosed properties and other real estate increased to $18.2 million in the nine-month 2009 period ($4.1 million in the 2008 period) while the cost of FDIC insurance and other regulatory fees also increased significantly to $11.3 million ($2.9 million in the 2008 period) largely attributable to a one-time special FDIC industry-wide assessment effective June 30, 2009 which approximated $2.6 million.  The FDIC has announced it is likely that an additional special assessment will be imposed later in 2009, however, the amount has not been determined.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (dollars in thousands) were as follows:

	Nine Months Ended September 30
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
			(As Revised)
Arizona Region:
Arrowhead Community Bank	$3,443	$4,784	$(8,415)	$(720)
Asian Bank of Arizona	1,662	1,467	(3,618)	(685)
Bank of Tucson	9,513	10,006	1,467	2,897	11.04%	21.43%	0.97%	2.13%
Camelback Community Bank	4,003	4,536	(768)	764		11.00%		1.12%
Central Arizona Bank	3,050	3,628	(4,977)	(587)
Colonia Bank	435	80	(1,618)	(551)
Mesa Bank	6,261	11,058	(10,298)	(8,211)
Southern Arizona Community Bank	3,903	4,482	237	411	3.51%	6.05%	0.35%	0.62%
Sunrise Bank of Albuquerque	3,155	3,955	(1,173)	199		3.62%		0.35%
Sunrise Bank of Arizona	5,088	6,201	(5,479)	(322)
Yuma Community Bank(5)	3,225	4,043	372	468	7.69%	7.96%	0.78%	0.82%
Arizona Region Total	43,738	54,240	(34,270)	(6,337)

California Region:
Bank of Escondido	3,559	3,789	(1,443)	241		2.22%		0.34%
Bank of Feather River	1,560	955	(716)	(463)
Bank of San Francisco	3,415	2,807	(973)	39		0.61%		0.08%
Bank of Santa Barbara(4)	2,571	3,083	(1,300)	(198)
Napa Community Bank	6,801	6,551	1,224	914	10.26%	8.47%	1.11%	0.94%
Point Loma Community Bank	2,521	2,828	(1,396)	244		4.46%		0.57%
Sunrise Bank of San Diego	3,565	4,174	(1,586)	166		2.07%		0.25%
Sunrise Community Bank	1,542	1,182	(2,530)	(522)
California Region Total	25,534	25,369	(8,720)	421

Colorado Region:
Fort Collins Commerce Bank	3,860	3,424	262	536	3.63%	7.81%	0.42%	1.06%
Larimer Bank of Commerce	4,030	3,279	326	299	5.40%	5.27%	0.49%	0.60%
Loveland Bank of Commerce	1,531	1,035	(900)	(371)
Mountain View Bank of Commerce	1,711	746	(608)	(711)
Colorado Region Total	11,132	8,484	(920)	(247)

Great Lakes Region:
Bank of Auburn Hills	1,683	2,123	(3,344)	(599)
Bank of Maumee	1,973	2,119	(2,336)	(604)
Bank of Michigan	3,556	3,707	(505)	426		8.41%		0.81%
Capitol National Bank	9,281	11,214	(4,005)	233		1.61%		0.14%
Elkhart Community Bank	3,550	4,354	(2,998)	210		3.18%		0.30%
Evansville Commerce Bank	2,640	3,020	(1,509)	(201)
Goshen Community Bank	3,304	3,946	(676)	252		4.23%		0.42%
Michigan Commerce Bank(3)	49,397	62,027	(51,176)	(6,428)
Ohio Commerce Bank	2,292	1,991	(560)	(117)
Paragon Bank & Trust	4,181	5,370	(5,679)	(725)
Great Lakes Region Total	81,857	99,871	(72,788)	(7,553)

Midwest Region
Adams Dairy Bank	1,704	1,121	(587)	(569)
Bank of Belleville	2,839	2,706	(808)	23		0.45%		0.05%
Community Bank of Lincoln	2,694	1,402	(1,243)	(511)
Summit Bank of Kansas City(4)	2,780	2,333	(978)	(10)
Midwest Region Total	10,017	7,562	(3,616)	(1,067)

Nevada Region:
1st Commerce Bank	1,814	1,776	(2,046)	(660)
Bank of Las Vegas	3,557	3,710	(1,360)	112		1.71%		0.21%
Black Mountain Community Bank	7,404	8,093	(859)	1,390		12.49%		1.22%
Desert Community Bank	4,449	5,622	(1,510)	485		6.37%		0.63%
Red Rock Community Bank	4,600	5,891	(3,224)	672		6.56%		0.75%
Nevada Region Total	21,824	25,092	(8,999)	1,999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Nine Months Ended September 30
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2009	2008	2009	2008	2009	2008	2009	2008
			(As Revised)
Northeast Region:
USNY Bank	$2,316	$1,249	$(1,340)	$(583)

Northwest Region:
Bank of Bellevue	1,981	2,181	(1,537)	(179)
Bank of Everett	1,789	1,541	(2,048)	(779)
Bank of Tacoma	1,805	1,485	(2,530)	(629)
High Desert Bank	1,820	955	(2,726)	(581)
Issaquah Community Bank	1,554	857	(1,284)	(494)
Northwest Region Total	8,949	7,019	(10,125)	(2,662)

Southeast Region:
Bank of Valdosta	2,165	2,413	(1,261)	(55)
Community Bank of Rowan(4)	4,962	5,553	459	698	5.73%	9.38%	0.47%	0.76%
First Carolina State Bank	4,183	4,785	(976)	31		0.37%		0.04%
Peoples State Bank	1,017	1,326	(1,739)	5		0.13%		0.03%
Pisgah Community Bank	1,739	357	(1,187)	(700)
Sunrise Bank of Atlanta	2,867	3,462	(2,126)	(310)
Southeast Region Total	16,933	17,896	(6,830)	(331)

Texas Region:
Bank of Fort Bend	1,122	629	(1,278)	(669)
Bank of Las Colinas	1,435	887	(1,162)	(470)
Texas Region Total	2,557	1,516	(2,440)	(1,139)

Parent company and other, net	(211)	2,831	30,381	(12,182)

Consolidated totals	$224,646	$251,129	$(119,667)	$(29,681)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
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

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 4.44% at September 30, 2009 and 6.26% at December 31, 2008.  As of September 30, 2009, Capitol's total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $482.5 million or 9.06% of total assets.

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

In February 2009, the U.S. Treasury announced its new Capital Assistance Program (CAP) under which U.S. banking organizations may apply for a U.S. Treasury investment in mandatorily convertible preferred stock in an amount of up to 1% or 2% of risk-weighted assets.  The purpose of the CAP is to provide eligible banking organizations with capital in the form of a preferred security which is convertible into common equity.  Participating banking organizations would also issue warrants to the U.S. Treasury.  Eligibility will be consistent with the criteria and deliberative process established under the TARP/CPP.  Capitol has recently submitted a CAP application on behalf of Michigan Commerce Bancorp Limited (MCBL, described more fully on page 42) in the amount of $21.7 million.  There can be no assurance the CAP application will be approved or, if approved, whether Capitol or MCBL would choose to participate.

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

In the proposed spin-off, Capitol's shareholders would receive shares of MCBL common stock according to a distribution ratio.  The distribution ratio and related record date for the proposed distribution would be determined at a later date.  The proposed spin-off is subject to a number of significant contingencies.  As of the date of this report, Capitol has not received regulatory approval of the proposed spin-off.  The proposed spin-off would enable the two separate publicly-traded companies to focus on maximizing opportunities for the distinct business markets of each, and will allow both Capitol and MCBL to each develop and implement a strategic plan that fits their specific market and operations.  As of the date of this report, Capitol has not received regulatory approval of the proposed spin-off.  The proposed spin-off is illustrated in the accompanying pro forma condensed consolidated financial statements on pages 44-46.

MCBL's consolidated total assets approximated $1.2 billion or about 23% of Capitol's total assets as of September 30, 2009.  If the proposed spin-off had been completed on September 30, 2009, consolidated total assets of Capitol would have approximated $4.1 billion, while reflecting a 33.1% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at January 1, 2009, the consolidated net loss attributable to Capitol would have been reduced 48.1% to $62.2 million ($3.60 per share) for the nine months ended September 30, 2009.

Pending Sale of Four Banks

In July 2009, Capitol entered into definitive agreements to sell the following four affiliate institutions:  1st Commerce Bank, Bank of Belleville, Bank of Santa Barbara and Community Bank of Rowan.  The projected financial impact of the divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 44 and 46 (along with the proposed spin-off discussed in Note K).  Total proceeds from the pending sales are expected to approximate $23 million, resulting in a pre-tax gain of $2.2 million ($1.4 million, or $0.08 per share, after federal income tax) and are expected to be consummated in the fourth quarter of 2009, subject to regulatory approval and other contingencies.  The sale of Bank of Santa Barbara was completed November 6, 2009 with aggregate proceeds of $3.9 million and a pre-tax gain on sale approximating $1.1 million.

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

Certain of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such regulatory agreements are noted as such in the regulatory capital detail appearing on page 39.

[The remainder of this page intentionally left blank]

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)

	Nine Months Ended September 30, 2009 (As Revised)		
	Historical Amounts	Proposed Spin-Off of Michigan Commerce Bancorp Limited (Notes A and B)	Pro Forma Consolidated
Interest income	$ 205,533	$ (47,112)	$ 158,421
Interest expense	87,442	(21,343)	66,099
Net interest income	118,091	(25,769)	92,322
Provision for loan losses	114,909	(41,946)	72,963
Net interest income after provision for loan losses	3,182	16,177	19,359
Noninterest income	19,113	(3,439)	15,674
Noninterest expense	157,391	(36,170)	121,221
Loss before income taxes	(135,096)	48,908	(86,188)
Income tax expense (benefit)	43,886	(8,604)	35,282
NET LOSS	(178,982)	57,512	(121,470)
Less net losses attributable to noncontrolling interests	59,315	-	59,315
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (119,667)	$ 57,512	$ (62,155)
NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED:			
Basic	$ (6.93)		$ (3.60)
Diluted	$ (6.93)		$ (3.60)

	Year Ended December 31, 2008			
		Pro Forma Adjustments		
	Historical Amounts	Proposed Spin-Off of Michigan Commerce Bancorp Limited (Note A)	Proposed Spin-Off of Bank of Auburn Hills (Note B)	Pro Forma Consolidated
Interest income	$ 304,315	$ (75,446)	$ (2,674)	$ 226,195
Interest expense	140,466	(36,809)	(1,512)	102,145
Net interest income	163,849	(38,637)	(1,162)	124,050
Provision for loan losses	82,492	(30,040)	(1,189)	51,263
Net interest income after provision for loan losses	81,357	(8,597)	27	72,787
Noninterest income	26,432	(4,491)	(91)	21,850
Noninterest expense	190,388	(33,916)	(1,509)	154,963
Loss before income taxes	(82,599)	20,828	1,445	(60,326)
Income tax expense (benefit)	(30,148)	7,060	487	(22,601)
NET LOSS	(52,451)	13,768	958	(37,725)
Less net losses attributable to noncontrolling interests	23,844	-	-	23,844
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (28,607)	$ 13,768	$ 958	$ (13,881)
NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED:				
Basic	$ (1.67)			$ (0.81)
Diluted	$ (1.67)			$ (0.81)

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

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)

	Nine Months Ended September 30, 2009					
	Historical Amounts (As Revised)	Sale of Yuma Community Bank (Note A)	Subtotal Pro Forma Consolidated (As Revised)	Pending Sale of Bank Subsidiaries (Note B)	Proposed Spin-Off of Michigan Commerce Bancorp Limited (Notes C and D) (As Revised)	Pro Forma Consolidated (As Revised)
Interest income	$ 205,533	$ (3,199)	$ 202,334	$ (11,367)	$ (47,112)	$ 143,855
Interest expense	87,442	(673)	86,769	(4,245)	(21,343)	61,181
Net interest income	118,091	(2,526)	115,565	(7,122)	(25,769)	82,674
Provision for loan losses	114,909	(112)	114,797	(3,115)	(41,946)	69,736
Net interest income after provision for loan losses	3,182	(2,414)	768	(4,007)	16,177	12,938
Noninterest income	19,113	(1,213)	17,900	628	(3,439)	15,089
Noninterest expense	157,391	(1,829)	155,562	(7,114)	(36,170)	112,278
Loss before income taxes	(135,096)	(1,798)	(136,894)	3,735	48,908	(84,251)
Income tax expense (benefit)	43,886	(239)	43,647	(1,406)	(8,604)	33,637
NET LOSS	(178,982)	(1,559)	(180,541)	5,141	57,512	(117,888)
Less net losses attributable to noncontrolling interests	59,315	-	59,315	(3,097)	-	56,218
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (119,667)	$ (1,559)	$ (121,226)	$ 2,044	$ 57,512	$ (61,670)
NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED:						
Basic	$ (6.93)		$ (7.02)			$ (3.57)
Diluted	$ (6.93)		$ (7.02)			$ (3.57)

	Year Ended December 31, 2008					
		Pro Forma Adjustments				
	Historical Amounts	Sale of Yuma Community Bank (Note A)	Pending Sale of Bank Subsidiaries (Note B)	Proposed Spin-Off of Michigan Commerce Bancorp Limited (Note C)	Proposed Spin-Off of Bank of Auburn Hills (Note D)	Pro Forma Consolidated
Interest income	$ 304,315	$ (4,936)	$ (16,498)	$ (75,446)	$ (2,674)	$ 204,761
Interest expense	140,466	(1,596)	(8,021)	(36,809)	(1,512)	92,528
Net interest income	163,849	(3,340)	(8,477)	(38,637)	(1,162)	112,233
Provision for loan losses	82,492	(312)	(2,148)	(30,040)	(1,189)	48,803
Net interest income after provision for loan losses	81,357	(3,028)	(6,329)	(8,597)	27	63,430
Noninterest income	26,432	(337)	(862)	(4,491)	(91)	20,651
Noninterest expense	190,388	(2,439)	(8,014)	(33,916)	(1,509)	144,510
Loss before income taxes	(82,599)	(926)	823	20,828	1,445	(60,429)
Income tax expense (benefit)	(30,148)	(361)	224	7,060	487	(22,738)
NET LOSS	(52,451)	(565)	599	13,768	958	(37,691)
Less net losses attributable to noncontrolling interests	23,844	-	(575)	-	-	23,269
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (28,607)	$ (565)	$ 24	$ 13,768	$ 958	$ (14,422)
NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED:						
Basic	$ (1.67)					$ (0.84)
Diluted	$ (1.67)					$ (0.84)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations:

A--On September 21, 2009, Yuma Community Bank (YCB) was sold for approximately $9.5 million in sale proceeds. The pro forma adjustment removes the operating results of YCB and related net gain on the sale of approximately $1.2 million as if the sale had occurred at the beginning of the period presented.

B--Pending sale of Bank of Santa Barbara, Bank of Belleville, Community Bank of Rowan and 1st Commerce Bank. The pro forma adjustment removes the operating results of these four banks as if the sales occurred at the beginning of the period and includes the estimated gain on pending sale of banks of approximately $1.7 million, after transaction expenses and related federal income tax effect. Sale proceeds are estimated to approximate $23.0 million.

C--Pro forma spin-off of Michigan Commerce Bancorp Limited (MCBL), a wholly-owned subsidiary of Capitol Bancorp Limited (Capitol). On March 31, 2009, Capitol transferred its interest in Michigan Commerce Bank (MCB, a wholly-owned subsidiary of Capitol) to MCBL, resulting in MCB becoming a wholly-owned subsidiary of MCBL. The pro forma adjustment removes the operating results of MCB as if the spin-off occurred at the beginning of the period presented.

D--Pro forma spin-off of Bank of Auburn Hills (BAH), previously a wholly-owned subsidiary of Capitol. On June 30, 2009, Capitol transferred its interest in BAH to MCBL, resulting in BAH becoming a wholly-owned subsidiary of MCBL. The pro forma adjustment removes the operating results of BAH as if the spin-off occurred at the beginning of the period presented.

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