Form 10-Q
period 2010-03-31
CAPITOL BANCORP LTD
filed 2010-05-13
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, No par value	21,426,852 shares

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

INDEX

PART I.                      FINANCIAL INFORMATION

Forward-Looking Statements
Some statements contained in this document, including consolidated financial statements of Capitol Bancorp Limited (Capitol or the Corporation), Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) availability of funds under the U.S. Treasury's Capital Assistance Program and Capital Purchase Program, (xii) changes in management, (xiii) Capitol's proposed spin-off of Michigan Commerce Bancorp Limited; (xiv) consummation of pending sales of certain bank subsidiaries, (xv) completion of Capitol's selective bank divestiture activities, (xvi) other risks detailed in Capitol's other filings with the Securities and Exchange Commission (SEC), and (xvii) the following, among others:

•  Management's ability to effectively manage interest rate risk and the impact of interest rates, in general, on the volatility of Capitol's net interest income;

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

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

Forward-Looking Statements – Continued

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

•  Administrative or enforcement actions of banking regulators in connection with any material failure of Capitol or its subsidiary banks to comply with banking laws, rules or regulations or formal agreements with regulatory agencies;

•  Capitol's compliance with the terms of its written agreement with the Federal Reserve Bank, amendments thereto or subsequent regulatory agreements;

•  The continued availability of credit facilities provided by Federal Home Loan Banks to Capitol's banking subsidiaries;

•  The uncertainties of future depositor activity regarding potentially uninsured deposits upon expiration of the Federal Deposit Insurance Corporation's (FDIC) Transaction Account Guarantee Program;

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

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

Forward-Looking Statements – Continued

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

•  The impact on Capitol's financial results, reputation and business if it is unable to comply with all applicable federal and state regulations and applicable formal agreements, consent orders, other regulatory actions and any related capital requirements;

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

•  Other factors and other information contained in this document and in other reports and filings of Capitol with the SEC under the Exchange Act, including, without limitation, under the caption "Risk Factors"; and

•  Other economic, competitive, governmental, regulatory, and technical factors affecting Capitol's operations, products, services, and prices.

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

Forward-Looking Statements – Continued

For a discussion of these and other risks that may cause actual results to differ from expectations, you should refer to the risk factors and other information in this Form 10-Q and Capitol's other periodic filings, including its 2009 Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, that Capitol files from time to time with the SEC.  All written or oral forward-looking statements that are made by or are attributable to Capitol are expressly qualified by this cautionary notice.

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(in $1,000s, except share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$100,898	$88,188
Money market and interest-bearing deposits	828,663	698,882
Federal funds sold	10,094	21,851
Cash and cash equivalents	939,655	808,921
Loans held for sale	6,878	16,132
Investment securities -- Note C:
Available for sale, carried at fair value	14,734	40,778
Held for long-term investment, carried at
amortized cost which approximates fair value	3,404	5,891
Total investment securities	18,138	46,669
Federal Home Loan Bank and Federal Reserve
Bank stock (at cost) -- Note C	24,552	24,674
Portfolio loans:
Loans secured by real estate:
Commercial	1,958,635	1,990,332
Residential (including multi-family)	758,205	785,362
Construction, land development and other land	472,064	509,474
Total loans secured by real estate	3,188,904	3,285,168
Commercial and other business-purpose loans	643,845	684,253
Consumer	42,399	44,168
Other	32,613	33,512
Total portfolio loans	3,907,761	4,047,101
Less allowance for loan losses	(152,405)	(144,664)
Net portfolio loans	3,755,356	3,902,437
Premises and equipment	46,328	48,386
Accrued interest income	14,516	15,585
Goodwill	66,104	66,126
Other real estate owned	110,015	111,820
Recoverable income taxes	42,774	43,763
Other assets	40,620	47,427

TOTAL ASSETS	$5,064,936	$5,131,940

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$702,726	$679,100
Interest-bearing	3,751,635	3,731,533
Total deposits	4,454,361	4,410,633
Debt obligations:
Notes payable and other borrowings	225,880	276,159
Subordinated debentures -- Note G	167,478	167,441
Total debt obligations	393,358	443,600
Accrued interest on deposits and other liabilities	41,837	44,101
Total liabilities	4,889,556	4,898,334

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Note E:
Preferred stock, 20,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2010 - 18,927,501 shares
2009 - 17,545,631 shares	281,251	277,707
Retained-earnings deficit	(163,633)	(115,751)
Undistributed common stock held by employee-benefit trust	(558)	(558)
Fair value adjustment (net of tax effect) for investment
securities available for sale (accumulated other
comprehensive income)	107	(63)
Total Capitol Bancorp Limited stockholders' equity	117,167	161,335
Noncontrolling interests in consolidated subsidiaries	58,213	72,271
Total equity	175,380	233,606

TOTAL LIABILITIES AND EQUITY	$5,064,936	$5,131,940

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(in $1,000s, except per share data)

	2010	2009
Interest income:
Portfolio loans (including fees)	$56,550	$68,076
Loans held for sale	99	217
Taxable investment securities	228	152
Federal funds sold	9	35
Other	609	236
Total interest income	57,495	68,716
Interest expense:
Deposits	16,229	24,872
Debt obligations and other	4,804	6,387
Total interest expense	21,033	31,259
Net interest income	36,462	37,457
Provision for loan losses	50,100	33,916
Net interest income (deficiency) after
provision for loan losses	(13,638)	3,541
Noninterest income:
Service charges on deposit accounts	1,239	1,502
Trust and wealth-management revenue	1,152	1,388
Fees from origination of non-portfolio residential
mortgage loans	473	902
Gain on sales of government-guaranteed loans	462	240
Gain on debt extinguishment	1,255
Realized gain on sales of investment securities available
for sale	14	1
Other	2,792	924
Total noninterest income	7,387	4,957
Noninterest expense:
Salaries and employee benefits	21,568	29,053
Occupancy	4,586	4,891
Equipment rent, depreciation and maintenance	3,009	3,433
Costs associated with foreclosed properties and other
real estate owned	12,085	4,359
FDIC insurance premiums and other regulatory fees	4,570	2,114
Other	9,759	8,097
Total noninterest expense	55,577	51,947
Loss before income taxes (benefit)	(61,828)	(43,449)
Income taxes (benefit)	112	(15,542)
NET LOSS	(61,940)	(27,907)
Less net losses attributable to noncontrolling interests	14,058	7,233

NET LOSS ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(47,882)	$(20,674)

NET LOSS PER SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note F	$(2.75)	$(1.20)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(in $1,000s, except share and per share data)

	Capitol Bancorp Limited Stockholders' Equity
			Undistributed		Total Capitol
			Common Stock	Accumulated	Bancorp	Noncontrolling
		Retained-	Held by	Other	Limited	Interests in
	Common	Earnings	Employee-	Comprehensive	Stockholders'	Consolidated	Total
	Stock	(Deficit)	Benefit Trust	Income (Loss)	Equity	Subsidiaries	Equity

Three Months Ended March 31, 2009

Balances at January 1, 2009	$274,018	$80,255	$(569)	$144	$353,848	$159,220	$513,068

Sale of subsidiary shares to noncontrolling interests		27			27	134	161

Surrender of 3,285 shares of common stock to facilitate
vesting of restricted stock	(19)				(19)		(19)

Recognition of compensation expense relating to restricted
common stock and stock options	283				283		283

Tax effect of share-based payments	(104)				(104)		(104)

Cash dividends paid ($0.05 per share)		(864)			(864)		(864)

Components of comprehensive loss:
Net loss		(20,674)			(20,674)	(7,233)	(27,907)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				(8)	(8)		(8)
Comprehensive loss					(20,682)		(27,915)

BALANCES AT MARCH 31, 2009	$274,178	$58,744	$(569)	$136	$332,489	$152,121	$484,610

Three Months Ended March 31, 2010

Balances at January 1, 2010	$277,707	$(115,751)	$(558)	$(63)	$161,335	$72,271	$233,606

Issuance of 10,000 shares of common stock upon
exercise of stock options	20				20		20

Issuance of 1,374,000 shares of common stock for
redemption of promissory notes	3,325				3,325		3,325

Surrender of 755 shares of common stock to facilitate
vesting of restricted stock	(2)				(2)		(2)

Forfeiture of 1,375 unvested shares of restricted common
stock, net of related unearned employee compensation	--				--		--

Recognition of compensation expense relating to restricted
common stock and stock options -- Note E	223				223		223

Tax effect of share-based payments	(22)				(22)		(22)

Components of comprehensive loss:
Net loss		(47,882)			(47,882)	(14,058)	(61,940)
Fair value adjustment for investment securities
available for sale (net of income tax effect)				170	170		170
Comprehensive loss					(47,712)		(61,770)

BALANCES AT MARCH 31, 2010	$281,251	$(163,633)	$(558)	$107	$117,167	$58,213	$175,380

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(in $1,000s)

	2010	2009

OPERATING ACTIVITIES
Net loss	$(61,940)	$(27,907)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Provision for loan losses	50,100	33,916
Depreciation of premises and equipment	2,199	2,965
Amortization of intangibles	61	122
Net amortization (accretion) of investment security
premiums (discounts)	266	(20)
Loss on sale of premises and equipment	1	16
Gain on sales of government-guaranteed loans	(462)	(240)
Gain on debt extinguishment	(1,255)
Realized gain on sales of investment securities available
for sale	(14)	(1)
Loss on sales of other real estate owned	1,774	500
Write-down of other real estate owned	8,620	3,880
Amortization of issuance costs of subordinated debentures	37	37
Share-based compensation expense	223	283
Deferred income tax credit	(29,561)
Valuation allowance for deferred income tax assets	29,577
Originations and purchases of loans held for sale	(29,344)	(79,757)
Proceeds from sales of loans held for sale	38,598	65,252
Decrease (increase) in accrued interest income and other assets	8,720	(7,329)
Decrease in accrued interest expense on deposits and
other liabilities	(2,264)	(3,254)

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES	15,336	(11,537)

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	23,664
Proceeds from calls, prepayments and maturities of investment
securities	7,389	5,085
Purchases of investment securities	(2,394)	(5,884)
Net decrease (increase) in portfolio loans	66,679	(10,132)
Proceeds from sales of government-guaranteed loans	10,570	2,869
Proceeds from sales of premises and equipment	112	29
Purchases of premises and equipment	(254)	(736)
Proceeds from sales of other real estate owned	11,605	3,738

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES	117,371	(5,031)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	37,607	30,486
Net increase in certificates of deposit	6,121	178,464
Net proceeds from (payments on) debt obligations	56	(1,905)
Proceeds from Federal Home Loan Bank advances	271,380	892,571
Payments on Federal Home Loan Bank advances	(317,135)	(945,171)
Net proceeds from issuance of common stock	20
Tax effect of share-based payments	(22)	(104)
Cash dividends paid		(864)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,973)	153,477

INCREASE IN CASH AND CASH EQUIVALENTS	130,734	136,909

Cash and cash equivalents at beginning of period	808,921	624,366

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$939,655	$761,275

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$21,387	$32,798
Transfers of loans to other real estate owned	20,194	25,832
Surrender of common stock to facilitate exercise of stock options
and vesting of restricted stock	2	19

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

The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements as of that date.  Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Note B – Implementation of New Accounting Standards

In December 2007, a new accounting standard was issued to create accounting and reporting requirements for noncontrolling interests in a subsidiary (when it is not wholly-owned) and for the deconsolidation of a subsidiary and became effective January 1, 2009.  In January 2010, an accounting standards update was issued clarifying the types of transactions that should be accounted for as a decrease in ownership of a subsidiary, which became effective for the Corporation on January 1, 2010 (with retrospective application to January 1, 2009) and did not have a material effect on the Corporation's condensed consolidated financial statements upon implementation.

A new standard became effective January 1, 2009 clarifying the accounting for transfers of financial assets and repurchase financing transactions.  Subsequently, further guidance revised requirements for the presentation and disclosure of transfers of financial assets and the effects of a transfer on an entity's financial position, financial performance and cash flows along with placing limitations on portions of financial assets that are eligible for accounting recognition as a sale.  The guidance applies to transfers of financial assets occurring on or after January 1, 2010 and did not materially affect the Corporation's financial position or results of operations upon implementation.

In December 2009, an accounting standards update was issued to improve financial reporting by entities involved with variable interest entities.  This standards update replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity and it requires additional disclosures about a reporting entity's involvement in variable interest entities.  The guidance became effective for the Corporation on January 1, 2010 and did not have a material effect on the Corporation's condensed consolidated financial statements upon implementation.

In January 2010, an accounting standards update regarding fair value measurements and disclosures was issued to require more robust disclosures about (1) different classes of assets and liabilities measured at fair value, (2) valuation techniques and inputs used, (3) the activity in Level 3 fair-value measurements, and (4) the transfers between Levels 1, 2, and 3 of fair-value estimates.  The new disclosures became effective for the Corporation beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair-value measurements which become effective beginning January 1, 2011.  The required interim disclosures for 2010 are set forth in Note D.  Management does not expect this new guidance to have a material effect on the Corporation's condensed consolidated financial statements upon implementation in 2011 of the deferred disclosure requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note B – Implementation of New Accounting Standards – Continued

In April 2010, an accounting standards update was issued clarifying that modifications of loans accounted for within a pool that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. Loans not accounted for within pools continue to be subject to the troubled debt restructuring accounting provisions.  This new guidance is effective for modifications of loans accounted for within pools occurring after July 1, 2010 and management does not expect it to have a material effect on the Corporation's condensed consolidated financial statements upon implementation.

Note C – Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities consisted of the following (in $1,000s):

	March 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$505	$504	$1,500	$1,500
United States government agency	9,305	9,321	13,956	13,941
Mortgage-backed	4,212	4,349	24,690	24,598
Municipalities	551	560	727	739
	14,573	14,734	40,873	40,778
Held for long-term investment:
Capitol Development Bancorp Limited III	637	637	672	672
Corporate	2,665	2,665	5,119	5,119
Other	102	102	100	100
	3,404	3,404	5,891	5,891

	$17,977	$18,138	$46,764	$46,669

Securities held for long-term investment are not subject to the classification and accounting rules relating to most typical investments.  In addition, Capitol's corporate investments consist mostly of equity-method investments in non-public enterprises which, accordingly, are outside of the scope of accounting rules for most typical investments which often require use of estimated fair value.  Those entities, which are primarily involved in making equity investments in small businesses, use the fair value method of accounting in valuing their investment portfolios.  Notwithstanding that these investments are outside the scope of such accounting rules, they are included in Capitol's investment securities for financial reporting purposes to summarize all such investment securities together for reporting purposes.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities—Continued

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	March 31, 2010		December 31, 2009
	Gains	Losses	Gains	Losses

United States treasury	$--	$1
United States government agency	15	--	$7	$22
Mortgage-backed	138	--	122	214
Municipalities	9	--	12	--

	$162	$1	$141	$236

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	March 31, 2010		December 31, 2009
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
United States treasury	$1	$504
United States government agency	--	--	$22	$8,979
Mortgage-backed	--	--	214	19,879

	$1	$504	$236	$28,858

Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary loss (primarily due to such amounts being attributable to changes in interest rates).  Further, it does not intend to sell such securities and believes it is unlikely a sale would become required before the amortized cost can be recovered.

Gross realized gains and losses from sales and maturities of investment securities were insignificant for the periods presented.

Scheduled maturities of investment securities held as of March 31, 2010 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,046	$5,051
After one year, through five years	5,082	5,094
After five years, through ten years	1,186	1,215
After ten years	3,259	3,374
Securities held for long-term
investment without stated
maturities	3,404	3,404

	$17,977	$18,138

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at March 31, 2010.  Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral-dependent loans are recorded to reflect partial write-downs based on the observable market price, current appraised value of the collateral or other estimates of fair value.

Other real estate owned:  At the time of foreclosure, foreclosed properties are adjusted to estimated fair value less estimated costs to sell upon transfer from portfolio loans to other real estate owned, establishing a new accounting basis.  The Corporation subsequently adjusts estimated fair value of other real estate owned on a nonrecurring basis to reflect partial write-downs based on the observable market price or current appraisal data.

Long-lived and indefinite lived assets:  The Corporation does not record long-lived or indefinite lived assets at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to a long-lived or indefinite asset are recorded to reflect partial write-downs based on the observable market price or other estimate of fair value.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United States treasury	$504	$504
United States government agency	9,321	9,321
Mortgage-backed	4,349	4,349
Municipalities	560	560

	$14,734	$14,734

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United States treasury	$1,500	$1,500
United States government agency	13,941	13,941
Mortgage-backed	24,598	24,598
Municipalities	739	739

	$40,778	$40,778

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 were as follows (in $1,000s):

	Total	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$151,164	$151,164

Other real estate owned (1)	$110,015	$110,015

(1)	Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 were as follows (in $1,000s):

	Total	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$138,982	$138,982

Other real estate owned (1)	$111,820	$111,820

(1)	Represents carrying value based on the appraised value of the applicable collateral or other estimates of fair value.

Many of Capitol's collateral-dependent impaired loans and other real estate owned are located in severely depressed real estate markets.  In those markets, valuations based upon appraisal data are imprecise in estimating fair value because comparable sale transactions may be infrequent, not orderly and/or distressed or forced.

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a real-estate loan is likely to be foreclosed.  Adjustments to a loan's carrying value (or requirements for the allowance for loan losses) are made, when appropriate, after review of the appraisal data or subsequently if market conditions significantly decline further.  The timing of the recognition of a collateral-dependent loan as nonperforming is dependent on several factors, including the performance of the loan, payment history and/or the receipt of updated borrower financial information.

When borrower performance has deteriorated (for example, sales or leasing has not occurred as expected, the borrower has become late on the required payments or financial information received indicates adverse financial trends), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan being recognized as impaired and receipt of an updated appraisal, the loan will be included within loss contingency pools.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, the loan will be further evaluated for appropriate charge-down.  Generally, negative differences between appraised value, less the estimated cost to sell, and the carrying value of the loan are charged to the allowance for loan losses when the appraisal has been received and reviewed.  Occasionally, additional amounts may be included in the estimate of requirements for the allowance for loan losses if there are pending circumstances which may adversely impact the fair value estimate.  Internally-developed evaluations may be used when the amount of the loan is less than $250,000.  Internal evaluations may also be used when the most recent appraisal date is within a year and economic conditions have had corrections or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in ASC 825-10 (formerly FAS 107) were as follows (in $1,000s):

	March 31, 2010			December 31, 2009
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$939,655	$939,655		$808,921	$808,921
Loans held for sale	6,878	6,878		16,132	16,132
Investment securities:
Available for sale	14,734	14,734		40,778	40,778
Held for long-term investment	3,404	3,404		5,891	5,891
	18,138	18,138		46,669	46,669
Federal Home Loan Bank and Federal Reserve Bank stock	24,552	24,552		24,674	24,674
Portfolio loans:
Loans secured by real estate:
Commercial	1,958,635	1,864,297		1,990,332	1,910,631
Residential (including multi-family)	758,205	722,426		785,362	752,400
Construction, land development and other land	472,064	405,314		509,474	434,278
Total loans secured by real estate	3,188,904	2,992,037		3,285,168	3,097,309
Commercial and other business-purpose loans	643,845	625,046		684,253	667,660
Consumer	42,399	42,670		44,168	44,533
Other	32,613	30,850		33,512	31,781
Total portfolio loans	3,907,761	3,690,603		4,047,101	3,841,283
Less allowance for loan losses	(152,405)	(152,405)		(144,664)	(144,664)
Net portfolio loans	3,755,356	3,538,198		3,902,437	3,696,619

Financial liabilities:
Deposits:
Noninterest-bearing	702,726	702,726		679,100	679,100
Interest-bearing:
Demand accounts	1,316,322	1,316,322		1,302,341	1,302,341
Time certificates of less than $100,000	998,206	1,000,678		942,303	944,579
Time certificates of $100,000 or more	1,437,107	1,438,926		1,486,889	1,489,109
Total interest-bearing	3,751,635	3,755,926		3,731,533	3,736,029
Total deposits	4,454,361	4,458,652		4,410,633	4,415,129
Notes payable and short-term borrowings	225,880	226,321		276,159	276,265
Subordinated debentures	167,478	170,841	(1)	167,441	170,841	(1)

(1)	Represents liquidation or principal amount outstanding. The quoted market value of certain trust-preferred securities
(Capitol Trust I and XII) included within subordinated debentures was substantially less than that amount.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Fair Value – Continued

Given current economic conditions, a portion of the loan portfolio is not readily marketable and, accordingly, market prices may not exist.  Capitol has not attempted to market the loan portfolio to potential buyers, if any exist, to determine the fair value of those instruments.  Since negotiated prices, if any, in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that potential sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates commensurate with risk may dramatically impact the value of financial instruments at any time.  Accordingly, fair value measurements for loans included in the table on the preceding page are unlikely to represent the instruments' liquidation values.

Note E – Stock Options

Stock option activity is summarized as follows:

	Number Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1, 2010	2,504,483	$2.01 to $ 46.20	$24.61
Granted	190,656	1.96	1.96
Exercised	(10,000)	2.01	2.01
Cancelled or expired	(330,589)	17.42 to 34.52	25.45

Outstanding at March 31, 2010	2,354,550	$1.96 to $ 46.20	$22.76

Stock options were granted during the three months ended March 31, 2010 and 2009, with an aggregate fair value approximating $237,000 and $240,000, respectively.  Stock options granted during the interim 2010 period have vesting dates in 2010.  Each stock option expires seven years from date of grant.  Share-based compensation expense relating to stock options for the three months ended March 31, 2010 and 2009 approximated $83,000 and $108,000, respectively.

As of March 31, 2010, stock options outstanding had a weighted average remaining contractual life of 2.29 years and, due to the exercise price being greater than the fair value of Capitol's common stock, had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of March 31, 2010:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$1.00 to 14.99	584,680	$2.47	3.55 years
$15.00 to 19.99	78,682	16.40	1.34 years
$20.00 to 24.99	375,330	21.78	2.63 years
$25.00 to 29.99	317,866	26.99	0.77 years
$30.00 to 34.99	632,483	31.98	1.56 years
$35.00 or more	365,509	37.93	2.68 years

Total outstanding	2,354,550	$22.76

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Net Loss Per Share Attributable to Capitol Bancorp Limited

Computations of loss per share were based on the following (in 1,000s) for the three months ended March 31:

	2010	2009

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(47,882)	$(20,674)

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic and diluted loss per share)	17,402	17,162

Number of antidilutive stock options excluded from diluted net loss per share computation (see Note E)	2,355	2,438

Number of antidilutive unvested restricted shares excluded from diluted net loss per share computation	140	125

Number of antidilutive warrants excluded from diluted net loss per share computation	76	--

Note G – Trust-Preferred Securities

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago.  Accrued interest payable on such securities approximated $14.7 million and $11.2 million at March 31, 2010 and December 31, 2009, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

Note H – Sale of Subsidiary Banks

Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions:  Adams Dairy Bank, Bank of Belleville, Bank of Las Colinas, Community Bank of Lincoln, Community Bank of Rowan (currently an unconsolidated subsidiary), Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Mountain View Bank of Commerce, Napa Community Bank, Ohio Commerce Bank and USNY Bank.  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 37 and 38.

On April 27, 2010, the sale of Bank of Belleville, previously a majority-owned subsidiary, was completed.  Capitol received cash consideration of $5.0 million and recorded a gain of approximately $1.2 million.  On April 30, 2010, the sale of Napa Community Bank, previously a majority-owned subsidiary, was completed.  Capitol received cash consideration of $21.6 million and recorded a gain of approximately $7.1 million.  Under the terms of the sale transaction, Capitol could receive additional proceeds of up to $5.3 million in the future, subject to Napa Community Bank's future financial performance.  Capitol's consolidated results of operations would not have been materially different if the sales had occurred at the beginning of the periods presented.

The remaining pending bank sales are subject to regulatory approval and other significant contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note I – Proposed Spin-Off

In July 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company through a spin-off transaction.  If completed, Capitol would continue to be a publicly-held bank holding company with national banking operations and MCBL would become a separate publicly-traded bank holding company consisting of the substantial majority of Capitol's prior Michigan-based banks.  Total assets of MCBL which would be included in the proposed spin-off approximated $1.2 billion or about 24% of Capitol's total assets as of March 31, 2010.  If the proposed spin-off had been completed on March 31, 2010, consolidated total assets of Capitol would have approximated $3.8 billion, while reflecting a 32% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at January 1, 2010, the consolidated net loss attributable to Capitol would have been reduced 54% to $22 million ($1.26 per share) for the three months ended March 31, 2010.  Completion of the proposed spin-off transaction is subject to regulatory approval and other contingencies and is unlikely to occur without a significant infusion of additional capital.

Note J – Regulatory Agreements

In September 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the Reserve Bank) under which Capitol has agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums on subordinated debentures or trust-preferred securities; (v) incur, increase or guarantee any debt; or (vi) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

Capitol has also agreed to:  (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios, as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its allowance for loan losses (ALLL) methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and overall condition and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

Certain of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.

Note K – Subsequent Sale of Common Stock and Warrants

In April 2010, Capitol completed an offering of 2.5 million shares of previously unissued common stock and warrants for the purchase of 1.25 million additional shares of common stock, resulting in net proceeds approximating $6.8 million with a corresponding increase to Capitol's stockholders' equity.  The warrants have an exercise price of $3.50 per warrant and expire in 2013.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Capitol for the periods indicated.  The discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Capitol's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  Please refer to commentary regarding forward-looking statements appearing on page 2 of this document.

Financial Condition

Total assets approximated $5.1 billion at March 31, 2010 and December 31, 2009.  The balance sheet includes Capitol and its consolidated subsidiaries (in $1,000s):

	Total Assets
	March 31, 2010	December 31, 2009
Arizona Region:
Bank of Tucson	$209,497	$204,933
Central Arizona Bank	91,739	95,303
Southern Arizona Community Bank	99,382	94,585
Sunrise Bank of Albuquerque	83,834	78,930
Sunrise Bank of Arizona	476,285	495,168
Arizona Region Total	960,737	968,919

California Region:
Bank of Feather River	32,614	33,693
Bank of San Francisco	95,683	87,740
Napa Community Bank	159,015	166,873
Sunrise Bank(4)	281,896	296,197
California Region Total	569,208	584,503

Colorado Region:
Fort Collins Commerce Bank	97,373	93,908
Larimer Bank of Commerce	92,239	89,623
Loveland Bank of Commerce	41,092	40,032
Mountain View Bank of Commerce	49,486	50,621
Colorado Region Total	280,190	274,184

Great Lakes Region:
Bank of Maumee	46,723	46,796
Bank of Michigan	110,994	99,344
Capitol National Bank	194,810	200,597
Evansville Commerce Bank	55,184	56,392
Indiana Community Bank(5)	172,592	175,407
Michigan Commerce Bank(1)	1,208,186	1,233,289
Ohio Commerce Bank	70,310	66,175
Great Lakes Region Total	1,858,799	1,878,000

Midwest Region:
Adams Dairy Bank	41,462	44,309
Bank of Belleville	70,040	70,502
Community Bank of Lincoln	59,447	60,356
Midwest Region Total	170,949	175,167

Nevada Region:
1st Commerce Bank	45,269	38,811
Bank of Las Vegas(2)	476,336	488,786
Nevada Region Total	521,605	527,597

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	Total Assets
	March 31, 2010	December 31, 2009
Northeast Region:
USNY Bank	$67,250	$64,176

Northwest Region:
Bank of the Northwest(3)	170,775	174,005
High Desert Bank	39,758	41,849
Northwest Region Total	210,533	215,854

Southeast Region:
Bank of Valdosta	51,987	55,156
First Carolina State Bank	112,752	115,716
Peoples State Bank	26,083	26,198
Pisgah Community Bank	59,850	62,773
Sunrise Bank of Atlanta	58,733	55,966
Southeast Region Total	309,405	315,809

Texas Region:
Bank of Fort Bend	35,638	31,548
Bank of Las Colinas	43,420	43,003
Texas Region Total	79,058	74,551

Parent company and other, net	37,202	53,180

Consolidated Totals	$5,064,936	$5,131,940

(1)
Effective March 31, 2010, Bank of Auburn Hills and Paragon Bank & Trust merged with and into Michigan Commerce Bank.  Prior to the merger, Bank of Auburn Hills and Paragon Bank & Trust were wholly-owned subsidiaries of Capitol.

(2)
Effective January 29, 2010, Black Mountain Community Bank, Desert Community Bank and Red Rock Community Bank merged with and into Bank of Las Vegas.  Prior to the merger, each of the banks was a wholly-owned subsidiary of Capitol.

(3)
Effective February 19, 2010, Bank of Bellevue, Bank of Everett and Bank of Tacoma merged with and into Issaquah Community Bank.  Upon completion of the merger, the surviving bank was renamed Bank of the Northwest.  Prior to the merger, each of the banks was either a majority-owned subsidiary of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

(4)
Effective March 5, 2010, Bank of Escondido, Sunrise Bank of San Diego and Sunrise Community Bank merged with and into Point Loma Community Bank.  Upon completion of the merger, the surviving bank was renamed Sunrise Bank.  Prior to the merger, each of the banks was either a wholly-owned subsidiary of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

(5)
Effective March 22, 2010, Elkhart Community Bank merged with and into Goshen Community Bank.  Upon completion of the merger, the surviving bank was renamed Indiana Community Bank.  Prior to the merger, each of the banks was a wholly-owned subsidiary of Capitol.

Portfolio loans, the single largest asset category, decreased during the three months ended March 31, 2010 by approximately $139 million, compared to a decrease of about $46 million during the corresponding period of 2009.  The portfolio decrease is in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.

Geographic diversification of Capitol's balance sheet is important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of March 31, 2010, 38% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (39% at December 31, 2009) and 62% of the consolidated loan portfolio relates to banks located in other regions of the country (61% at December 31, 2009).  This is important because Capitol's diversification efforts lessen disproportionate geographic concentration within a specific region.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The consolidated allowance for loan losses at March 31, 2010 approximated $152 million or 3.90% of total portfolio loans, an increase from the 3.57% ratio at the beginning of the year, resulting from continued deterioration in economic conditions and asset quality.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance-sheet date.  Management's determination of the adequacy of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors.  The allowance is increased by provisions charged to operations and reduced by net charge-offs.  The table below summarizes portfolio loan balances and activity in the allowance for loan losses (in $1,000s):

	2010	2009

Allowance for loan losses at beginning of period	$144,664	$93,040

Loans charged-off:
Loans secured by real estate:
Commercial	(10,588)	(3,573)
Residential (including multi-family)	(12,493)	(7,903)
Construction, land development and other land	(14,081)	(8,185)
Total loans secured by real estate	(37,162)	(19,661)
Commercial and other business-purpose loans	(7,537)	(8,202)
Consumer	(161)	(292)
Total charge-offs	(44,860)	(28,155)
Recoveries:
Loans secured by real estate:
Commercial	358	102
Residential (including multi-family)	108	47
Construction, land development and other land	1,321	119
Total loans secured by real estate	1,787	268
Commercial and other business-purpose loans	695	544
Consumer	19	15
Other	--	1
Total recoveries	2,501	828
Net charge-offs	(42,359)	(27,327)
Additions to allowance charged to expense	50,100	33,916

Allowance for loan losses at March 31	$152,405	$99,629

Average total portfolio loans for the period	$3,990,918	$4,722,595

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	4.25%	2.31%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Interim loan charge-offs for the three-month 2010 period, which increased significantly compared to 2009, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in the 2010 period was associated primarily with Michigan, Arizona and Nevada banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2010 provision for loan losses is discussed in further detail in the 'Results of Operations' section of this narrative.

The amounts of the allowance for loan losses allocated in the following table (in $1,000s) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	March 31, 2010		December 31, 2009
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$49,136	1.26%	$57,216	1.41%
Residential (including multi-family)	36,122	0.92%	28,331	0.70%
Construction, land development and other land	27,300	0.70%	22,864	0.57%
Total loans secured by real estate	112,558	2.88%	108,411	2.68%
Commercial and other business-purpose loans	38,028	0.97%	34,638	0.85%
Consumer	1,613	0.04%	1,405	0.03%
Other	206	0.01%	210	0.01%

Total allowance for loan losses	$152,405	3.90%	$144,664	3.57%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	March 31, 2010	December 31, 2009
Nonaccrual loans:
Loans secured by real estate:
Commercial	$156,086	$131,990
Residential (including multi-family)	64,731	55,553
Construction, land development and other land	83,483	84,276
Total loans secured by real estate	304,300	271,819
Commercial and other business-purpose loans	27,342	23,063
Consumer	518	380
Total nonaccrual loans	332,160	295,262

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	5,896	6,234
Residential (including multi-family)	768	228
Construction, land development and other land	3,035	3,713
Total loans secured by real estate	9,699	10,175
Commercial and other business-purpose loans	2,108	1,546
Consumer	12	534
Total past due loans	11,819	12,255

Total nonperforming loans	$343,979	$307,517

Real estate owned and other repossessed assets	110,216	111,885

Total nonperforming assets	$454,195	$419,402

Nonperforming loans increased $36.5 million or 11.9% during the three months ended March 31, 2010, compared to a much larger increase of $56.5 million or 33.2% in the corresponding period of 2009.

Total nonperforming assets increased $34.8 million, slightly less than the amount of increase in the immediately preceding quarterly period and the smallest level of growth since the three month period ended June 30, 2008.  During the interim 2010 period, nonperforming assets at Capitol's largest bank (Michigan Commerce Bank) stabilized and decreased slightly.  While these recent occurrences are encouraging, future changes in asset quality are uncertain.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Loans are considered impaired when it is probable that all amounts due according to the contractual terms of a loan agreement will not be collected, including contractually scheduled interest and principal payments.  Impaired loans, which are included in nonperforming loans, are summarized below (in $1,000s):

	March 31, 2010	December 31, 2009
Impaired loans:
Loans which have an allowance requirement	$137,778	$114,782
Loans which do not have an allowance requirement	241,052	217,949
Total impaired loans	$378,830	$332,731

Allowance for loan losses related to impaired loans	$27,213	$20,138

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made and, accordingly, no allowance requirement or allocation is necessary.

Nonperforming loans at March 31, 2010 approximated 8.8% of total portfolio loans, a further increase from the December 31, 2009 ratio of 7.6%.  Nonperforming loans increased $36.5 million during the interim 2010 period.  Notably, the pace of growth in nonperforming loans decreased for the second consecutive quarter.  Of the nonperforming loans at March 31, 2010, about 91% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would be expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at March 31, 2010 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Due to local and regional economic conditions, there is uncertainty in future real estate values, appraisal results and the resulting potential impact on valuation of collateral-dependent loans and other real estate owned.  The fair value measurement of collateral-dependent loans and other real estate owned is dependent upon appraisals of the underlying property value.  Management cautiously monitors real estate values and related appraisal data when evaluating such valuations.

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a real-estate loan is likely to be foreclosed.  Adjustments to a loan's carrying value (or requirements for the allowance for loan losses) are made, when appropriate, after review of the appraisal data or subsequently if market conditions significantly decline further.  The timing of the recognition of a collateral-dependent loan as nonperforming is dependent on several factors, including the performance of the loan, payment history and/or the receipt of updated borrower financial information.

When borrower performance has deteriorated (for example, sales or leasing has not occurred as expected, the borrower has become late on the required payments or financial information received indicates adverse financial trends), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan being recognized as impaired and receipt of an updated appraisal, the loan will be included within loss contingency pools.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, the loan will be further evaluated for appropriate charge-down.  Generally, negative differences between appraised value, less the estimated cost to sell, and the carrying value of the loan are charged to the allowance for loan losses when the appraisal has been received and reviewed.  Occasionally, additional amounts may be included in the estimate of requirements for the allowance for loan losses if there are pending circumstances which may adversely impact the fair value estimate.  Internally-developed evaluations may be used when the amount of the loan is less than $250,000.  Internal evaluations may also be used when the most recent appraisal date is within a year and economic

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

conditions have had corrections or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

Many of Capitol's collateral-dependent impaired loans and other real estate owned are located in severely depressed real estate markets.  In those markets, appraisal data may be of limited usefulness in estimating fair value because comparable sale transactions may be infrequent, not orderly and/or distressed or forced.  Such estimates of fair value are highly judgmental and may be subject to significant revision due to various factors, including subsequent reviews and examinations by bank regulatory agencies.

Total nonperforming loans approximated $344 million at March 31, 2010.  Of that total, $154 million or 44.9% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 10.4% of portfolio loans at March 31, 2010.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 5.23% of portfolio loans for the region on a combined basis as of March 31, 2010 and ranging as high as 6.17% at Michigan Commerce Bank.  Those ratios can be contrasted with other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have increased during the three months ended March 31, 2010 in other regions, such as the Arizona Region ($9.3 million increase) and the Nevada Region ($19.1 million increase) to 8.0% and 22.0% of those regions' portfolio loans, respectively, as the effects of the recession have had an evolving significant effect on those regions.  The most recent significant growth in nonperforming loans in the Nevada Region results from continuing economic distress in the greater Las Vegas community.

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

At March 31, 2010, problem and potential-problem loans (including the previously-mentioned nonperforming loans) approximated $838 million or about 21% of total consolidated portfolio loans, compared to approximately $826 million or about 20% at December 31, 2009.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously discussed, are generally secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first three months of 2010.

Other real estate owned decreased $1.8 million to $110.0 million during the three months ended March 31, 2010.  This decrease is net of additions approximating $20.2 million, sales with an aggregate carrying value of $13.4 million (loss on sales of $1.8 million) and write-downs of $8.6 million.

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

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2010	Dec 31, 2009	March 31, 2010	Dec 31, 2009	March 31, 2010	Dec 31, 2009	March 31, 2010	Dec 31, 2009
Arizona Region:
Bank of Tucson	$164,835	$168,809	$2,116	$1,904	$4,262	$5,110	1.28%	1.13%
Central Arizona Bank	61,581	66,058	1,726	3,389	3,511	3,132	2.80%	5.13%
Southern Arizona Community Bank	79,077	79,190	1,090	1,150	688	848	1.38%	1.45%
Sunrise Bank of Albuquerque	58,788	61,077	1,387	1,256	3,231	3,436	2.36%	2.06%
Sunrise Bank of Arizona	317,567	346,134	14,753	17,382	43,052	32,929	4.65%	5.02%
Arizona Region Total	681,848	721,268	21,072	25,081	54,744	45,455	3.09%	3.48%

California Region:
Bank of Feather River	27,181	26,941	345	347			1.27%	1.29%
Bank of San Francisco	77,265	74,782	1,525	1,384	242	243	1.97%	1.85%
Napa Community Bank	140,196	139,497	2,980	2,493	6,081	3,746	2.13%	1.79%
Sunrise Bank(4)	212,948	214,682	7,341	6,731	8,024	8,692	3.45%	3.14%
California Region Total	457,590	455,902	12,191	10,955	14,347	12,681	2.66%	2.40%

Colorado Region:
Fort Collins Commerce Bank	86,209	83,047	1,701	1,308	1,282	1,291	1.97%	1.58%
Larimer Bank of Commerce	82,113	79,239	1,844	1,467			2.25%	1.85%
Loveland Bank of Commerce	35,075	33,582	590	560	119	156	1.68%	1.67%
Mountain View Bank of Commerce	42,348	40,201	651	621			1.54%	1.54%
Colorado Region Total	245,745	236,069	4,786	3,956	1,401	1,447	1.95%	1.68%

Great Lakes Region:
Bank of Maumee	38,937	40,269	1,015	918	1,310	810	2.61%	2.28%
Bank of Michigan	62,531	64,374	1,068	1,172	1,799	844	1.71%	1.82%
Capitol National Bank	162,959	173,338	7,792	7,920	20,104	21,346	4.78%	4.57%
Evansville Commerce Bank	43,070	44,179	1,162	1,338	1,294	1,244	2.70%	3.03%
Indiana Community Bank(5)	127,153	133,051	4,314	4,130	8,012	9,278	3.39%	3.10%
Michigan Commerce Bank(1)	985,657	1,045,285	60,821	53,953	116,633	117,806	6.17%	5.16%
Ohio Commerce Bank	54,763	56,739	961	910	299	206	1.75%	1.60%
Great Lakes Region Total	1,475,070	1,557,235	77,133	70,341	149,451	151,534	5.23%	4.52%

Midwest Region:
Adams Dairy Bank	36,283	35,860	864	655			2.38%	1.83%
Bank of Belleville	55,034	58,510	938	938	1,176		1.70%	1.60%
Community Bank of Lincoln	42,034	44,864	1,233	1,195	1,740	1,661	2.93%	2.66%
Midwest Region Total	133,351	139,234	3,035	2,788	2,916	1,661	2.28%	2.00%

Nevada Region:
1st Commerce Bank	31,466	33,482	1,280	1,910	7,492	7,531	4.07%	5.70%
Bank of Las Vegas(2)	358,822	370,285	15,510	11,952	78,404	59,219	4.32%	3.23%
Nevada Region Total	390,288	403,767	16,790	13,862	85,896	66,750	4.30%	3.43%

Northeast Region:
USNY Bank	59,831	57,849	970	905			1.62%	1.56%

Northwest Region:
Bank of the Northwest(3)	130,933	134,669	4,959	4,985	9,783	9,614	3.79%	3.70%
High Desert Bank	33,583	34,203	1,070	805	1,481	644	3.19%	2.35%
Northwest Region Total	164,516	168,872	6,029	5,790	11,264	10,258	3.66%	3.43%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2010	Dec 31, 2009	March 31, 2010	Dec 31, 2009	March 31, 2010	Dec 31, 2009	March 31, 2010	Dec 31, 2009
Southeast Region:
Bank of Valdosta	$40,290	$42,052	$846	$1,002	$1,656	$1,186	2.10%	2.38%
First Carolina State Bank	85,519	90,919	1,888	1,554	5,211	6,161	2.21%	1.71%
Peoples State Bank	17,698	18,706	408	539	1,125	1,075	2.31%	2.88%
Pisgah Community Bank	38,286	45,094	1,164	1,168	3,791	401	3.04%	2.59%
Sunrise Bank of Atlanta	41,775	43,167	2,052	2,611	7,263	5,667	4.91%	6.05%
Southeast Region Total	223,568	239,938	6,358	6,874	19,046	14,490	2.84%	2.86%

Texas Region:
Bank of Fort Bend	30,199	29,215	550	485	23		1.82%	1.66%
Bank of Las Colinas	36,269	34,725	750	731			2.07%	2.11%
Texas Region Total	66,468	63,940	1,300	1,216	23		1.96%	1.90%

Parent company and other, net	9,486	3,027	2,741	2,896	4,891	3,241	28.90%	95.67%

Consolidated totals	$3,907,761	$4,047,101	$152,405	$144,664	$343,979	$307,517	3.90%	3.57%

(1)
Effective March 31, 2010, Bank of Auburn Hills and Paragon Bank & Trust merged with and into Michigan Commerce Bank.  Prior to the merger, Bank of Auburn Hills and Paragon Bank & Trust were wholly-owned subsidiaries of Capitol.

(2)
Effective January 29, 2010, Black Mountain Community Bank, Desert Community Bank and Red Rock Community Bank merged with and into Bank of Las Vegas.  Prior to the merger, each of the banks was a wholly-owned subsidiary of Capitol.

(3)
Effective February 19, 2010, Bank of Bellevue, Bank of Everett and Bank of Tacoma merged with and into Issaquah Community Bank.  Upon completion of the merger, the surviving bank was renamed Bank of the Northwest.  Prior to the merger, each of the banks was either a majority-owned subsidiary of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

(4)
Effective March 5, 2010, Bank of Escondido, Sunrise Bank of San Diego and Sunrise Community Bank merged with and into Point Loma Community Bank.  Upon completion of the merger, the surviving bank was renamed Sunrise Bank.  Prior to the merger, each of the banks was either a wholly-owned subsidiary of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

(5)
Effective March 22, 2010, Elkhart Community Bank merged with and into Goshen Community Bank.  Upon completion of the merger, the surviving bank was renamed Indiana Community Bank.  Prior to the merger, each of the banks was a wholly-owned subsidiary of Capitol.

As previously discussed, the adequacy of the allowance for loan losses is determined by management at the balance-sheet date.  Levels of nonperforming loans may fluctuate at balance-sheet dates by amounts which are not commensurate with the ratio of the allowance for loan losses or the so-called allowance coverage ratio of nonperforming loans (i.e., nonperforming loans as a percentage of the allowance for loan losses).  Several factors may contribute to this occurrence.  For example, estimated losses relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans (and, accordingly, there is no related allowance for loan losses allocation necessary).  Further, some collateral-dependent loans may have no or minimal loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

At March 31, 2010 and December 31, 2009, Capitol had $66.1 million of goodwill which resulted principally from acquisitions of noncontrolling interests in prior years.  Goodwill is carried at the entity to which it is related.  Current accounting rules require an annual review of goodwill for potential impairment, which Capitol most recently conducted as of November 30, 2009.  An interim review for potential goodwill impairment is deemed necessary when events or circumstances indicate potential for impairment since the annual testing date.  If implied goodwill from impairment testing is less than recorded goodwill, impairment exists and the amount of shortfall between implied goodwill and recorded goodwill is the impairment amount which is to be written off in the period the determination is made.  During the three months ended March 31, 2010, Capitol determined there were no significant events or circumstances warranting an interim impairment test of goodwill.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Accounting for income taxes requires significant estimates and management judgments.  At March 31, 2010, Capitol had a deferred tax asset approximating $139.4 million ($109.9 million at December 31, 2009), subject to a related valuation allowance.  When realization of the deferred tax asset is in doubt, a valuation reserve is required to reduce the deferred tax asset to the amount which is more-likely-than-not realizable.

Due to continuing operating losses during the 2010 interim period, management reviewed the potential realization of the net deferred tax asset as of March 31, 2010 and increased the related valuation allowance to $134.1 million, reducing the net deferred tax asset to approximately $5.4 million.  The net deferred tax asset ($5.4 million at March 31, 2010 and December 31, 2009) represents the amount which is more-likely-than-not realizable at the balance-sheet date for a small group of partially-owned consolidated bank subsidiaries.

Results of Operations

Summary

The net loss attributable to Capitol for the three months ended March 31, 2010 approximated $47.9 million compared to $20.7 million in the corresponding period of 2009.  The net loss per share attributable to Capitol was $2.75 for the three months ended March 31, 2010, compared to $1.20 in the corresponding 2009 period.

The primary reason for the interim 2010 loss was a very large provision for loan losses recorded during the three months ended March 31, 2010 as the Corporation continued to carefully assess the implications and impact of declining property values and weak bank performance as well as continued adverse valuation of other real estate owned, holding costs and related losses on sale of properties.  The provision for loan losses increased $16 million to $50.1 million for the three months ended March 31, 2010, compared to a provision of $33.9 million for the corresponding period of 2009.

Analytical Review

The provision for loan losses increased significantly in the 2010 period due to higher levels of loan charge-offs in response to growth in nonperforming loans.  Of the provision for loan losses for the three months ended March 31, 2010, a portion was attributable to increasing the allowance for loan losses as a percentage of portfolio loans from 3.57% to 3.90%.  Provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2010 period.

Net interest income for the three-month 2010 period totaled $36.5 million, a 3% decrease compared to $37.5 million in 2009.  The net interest margin approximated 3.03% for the three months ended March 31, 2010, a 1 basis-point decrease compared to 3.04% for the three months ended December 31, 2009, and a 22 basis-point increase compared to 2.81% for the three months ended March 31, 2009.  Several causal factors impacted the 2010 margin, including further growth in nonperforming loans, substantially higher levels of cash and cash equivalents which have nominal interest rates and upward pressure on the cost of funds despite a relatively stable interest rate environment.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the three months ended March 31, 2010 approximated $7.4 million, a 49% increase compared to the $5.0 million for the same period in 2009, primarily due to a gain on debt extinguishment resulting from the issuance of 1.4 million shares of common stock in satisfaction of $4.6 million of promissory notes.  Fees from origination of non-portfolio residential mortgage loans totaled $473,000 for the first quarter of 2010, a large decrease from $902,000 for the comparable period in 2009, due to substantially lower loan origination volume of $29.3 million compared to $80.0 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $55.6 million for the three-month 2010 period, compared to $51.9 million for the comparable period of 2009.  The net increase in noninterest expense is associated with costs associated with foreclosed properties and other real estate owned and regulatory fees.  Costs associated with foreclosed properties and other real estate increased $7.7 million (177%) to $12.1 million in the three-month 2010 period ($4.4 million in the 2009 period) due to higher levels of other real estate owned.  The cost of FDIC insurance and other regulatory fees also increased $2.5 million (116%) to $4.6 million ($2.1 million in the 2009 period).

The largest element of noninterest expense is salaries and employee benefits, which approximated $21.6 million for the three months ended March 31, 2010, a decrease of 25.8% from $29.1 million in the corresponding period of 2009, as a result of Capitol's efforts to reduce and streamline staffing at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following (in $1,000s) for the periods ended March 31:

	Three Months Ended March 31
	2010	2009

Professional fees	$2,289	$301
Loan and collection expense	1,036	590
Legal fees	998	459
Advertising	496	507
Directors' fees	487	683
Paper, printing and supplies	431	498
Bank services (ATMs, telephone banking and Internet banking)	413	716
Communications	360	491
Insurance	340	173
Postage	320	317
Travel, lodging and meals	316	392
Dues and memberships	207	207
Taxes other than income taxes	202	225
Courier service	163	176
Contracted labor	118	40
Publications	55	54
Other	1,528	2,268
Total	$9,759	$8,097

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results (in $1,000s) were as follows:

	Three Months Ended March 31
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Arizona Region:
Bank of Tucson	$3,189	$3,305	$633	$646	13.12%	15.05%	1.21%	1.35%
Central Arizona Bank	631	942	(1,011)	(800)
Southern Arizona Community Bank	1,230	1,313	203	(105)	8.45%		0.86%
Sunrise Bank of Albuquerque	957	1,062	(677)	(214)
Sunrise Bank of Arizona	3,787	6,690	(16,180)	(6,822)
Yuma Community Bank(3)		1,197		216		11.28%		1.21%
Arizona Region Total	9,794	14,509	(17,032)	(7,079)

California Region:
Bank of Feather River	566	458	30	(10)	1.98%		0.36%
Bank of San Francisco	1,356	1,014	160	8	7.54%	0.39%	0.71%	0.04%
Bank of Santa Barbara(4)		929		(323)
Napa Community Bank	2,224	2,196	(219)	487		12.76%		1.38%
Sunrise Bank(8)	3,431	3,551	(1,480)	(1,476)
California Region Total	7,577	8,148	(1,509)	(1,314)

Colorado Region:
Fort Collins Commerce Bank	1,434	1,273	86	100	3.63%	4.23%	0.37%	0.50%
Larimer Bank of Commerce	1,330	1,285	55	132	2.77%	6.73%	0.25%	0.62%
Loveland Bank of Commerce	573	419	34	34	2.17%	1.97%	0.34%	0.43%
Mountain View Bank of Commerce	677	516	41	(62)	2.31%		0.33%
Colorado Region Total	4,014	3,493	216	204

Great Lakes Region:
Bank of Maumee	633	671	(138)	(102)
Bank of Michigan	1,155	1,157	(175)	(68)
Capitol National Bank	2,604	3,143	(642)	(481)
Evansville Commerce Bank	706	911	(150)	(54)
Indiana Community Bank(9)	1,999	2,281	(424)	(383)
Michigan Commerce Bank(5)	15,673	19,056	(27,308)	(8,581)
Ohio Commerce Bank	1,011	667	128	(76)	5.42%		0.75%
Great Lakes Region Total	23,781	27,886	(28,709)	(9,745)

Midwest Region
Adams Dairy Bank	626	532	(110)	(25)
Bank of Belleville	785	911	12	(24)	0.68%		0.07%
Community Bank of Lincoln	658	857	(202)	(86)
Summit Bank of Kansas City(4)		793		(86)
Midwest Region Total	2,069	3,093	(300)	(221)

Nevada Region:
1st Commerce Bank	483	590	(725)	(159)
Bank of Las Vegas(6)	4,973	6,802	(9,381)	(842)
Nevada Region Total	5,456	7,392	(10,106)	(1,001)

Northeast Region:
USNY Bank	1,004	617	203	(172)	15.63%		1.27%

Northwest Region:
Bank of the Northwest(7)	2,079	2,368	(731)	(1,192)
High Desert Bank	563	575	(291)	(210)
Northwest Region Total	2,642	2,943	(1,022)	(1,402)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Three Months Ended March 31
	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Southeast Region:
Bank of Valdosta	$628	$736	$(228)	$(158)
Community Bank of Rowan(4)		1,546		123
First Carolina State Bank	1,133	1,369	(782)	(299)
Peoples State Bank	305	334	(203)	(62)
Pisgah Community Bank	541	444	(6,542)	(163)
Sunrise Bank of Atlanta	770	969	(1,097)	(147)
Southeast Region Total	3,377	5,398	(8,852)	(706)

Texas Region:
Bank of Fort Bend	494	298	(50)	(151)
Bank of Las Colinas	513	442	(43)	(118)
Texas Region Total	1,007	740	(93)	(269)

Parent company and other, net	4,161	(546)	5,264	(6,202)

Consolidated totals	$64,882	$73,673	$(61,940)	$(27,907)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)	Capitol sold its ownership in Yuma Community Bank effective September 21, 2009. The Bank's operations are included in Capitol's consolidated totals through that date.
(4)
Bank of Santa Barbara, Community Bank of Rowan and Summit Bank of Kansas City are majority-owned subsidiaries of Capitol Development Bancorp Limited (CDBL) III of which Capitol ceased to have majority voting control effective September 30, 2009.  Thus, effective September 30, 2009, those banks and CDBL III ceased to be consolidated subsidiaries of Capitol.

(5)
Effective March 31, 2010, Bank of Auburn Hills and Paragon Bank & Trust merged with and into Michigan Commerce Bank.  Prior to the merger, Bank of Auburn Hills and Paragon Bank & Trust were wholly-owned subsidiaries of Capitol.

(6)
Effective January 29, 2010, Black Mountain Community Bank, Desert Community Bank and Red Rock Community Bank merged with and into Bank of Las Vegas.  Prior to the merger, each of the banks was a wholly-owned subsidiary of Capitol.

(7)
Effective February 19, 2010, Bank of Bellevue, Bank of Everett and Bank of Tacoma merged with and into Issaquah Community Bank.  Upon completion of the merger, the surviving bank was renamed Bank of the Northwest.  Prior to the merger, each of the banks was either majority-owned subsidiaries of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

(8)
Effective March 5, 2010, Bank of Escondido, Sunrise Bank of San Diego and Sunrise Community Bank merged with and into Point Loma Community Bank.  Upon completion of the merger, the surviving bank was renamed Sunrise Bank.  Prior to the merger, each of the banks was either wholly-owned subsidiaries of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

(9)
Effective March 22, 2010, Elkhart Community Bank merged with and into Goshen Community Bank.  Upon completion of the merger, the surviving bank was renamed Indiana Community Bank.  Prior to the merger, each of the banks was a wholly-owned subsidiary of Capitol.

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits increased $44 million during the three months ended March 31, 2010, compared to a $209 million increase in the corresponding period of 2009.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Brokered deposits approximated $669 million as of March 31, 2010, or about 15% of total deposits, a decrease of $138.5 million during the three-month 2010 period, as the banks have sought to reduce use of that funding source based on maturity and interest-rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  Brokered deposits at March 31, 2010 include about $161 million of relationship-based structured time accounts.  Banks that are classified as less than well-capitalized are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than adequately-capitalized, renewal of brokered deposits is generally prohibited.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Noninterest-bearing deposits approximated 15.8% of total deposits at March 31, 2010, an increase from 15.4% at December 31, 2009, and an increase of $24 million in the 2010 interim period compared to a decrease of $11 million during the 2009 period.  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

During the 2010 period, interest-bearing deposits increased about $20 million.  Because of the growth in interest-bearing deposits, coupled with higher relative rates on those balances (particularly with time deposit accounts) and deployment of funds into liquid assets, net interest margins have generally decreased.

Interim 2010 deposit growth was primarily used to reduce debt obligations.

Cash and cash equivalents amounted to $939.7 million or 18.6% of total assets at March 31, 2010, compared to $808.9 million or 15.8% of total assets at December 31, 2009 as reductions in portfolio loans (principally repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at March 31, 2010 is adequate to fund loan demand and meet depositor needs.  In the current low interest rate environment, deployment of deposit growth into cash and cash equivalents adversely impacts net interest margin.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At March 31, 2010, Capitol's banks had approximately $14.7 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $215 million at March 31, 2010 and additional borrowing capacity approximated $326 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Total notes payable and other borrowings were $226 million at March 31, 2010, a reduction of $50 million from the beginning of the year as deposit growth enabled repayment of select borrowings in addition to an extinguishment of debt in exchange for common stock.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago.  Accrued interest payable on such securities approximated $14.7 million and $11.2 million at March 31, 2010 and December 31, 2009, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 2.31% at March 31, 2010 and 3.14% at December 31, 2009.  As of March 31, 2010, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $343 million or 6.77% of total assets.  Capitol's capital ratios declined significantly during the interim 2010 period due to the large loss incurred from operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009
Arizona Region:
Bank of Tucson	9.22%	9.67%	11.50%	10.78%	12.74%	11.86%	well-capitalized	well-capitalized
Central Arizona Bank	3.38%	5.13%	4.86%	7.13%	6.12%	8.42%	undercapitalized	adequately-capitalized
Southern Arizona Community Bank	9.32%	9.47%	11.62%	11.03%	12.87%	12.28%	well-capitalized	well-capitalized
Sunrise Bank of Albuquerque	5.25%	6.27%	7.09%	8.07%	8.36%	9.33%	adequately-capitalized(6)	adequately-capitalized(6)
Sunrise Bank of Arizona	2.99%	3.62%	3.82%	5.01%	5.10%	6.30%	significantly-undercapitalized(6)	undercapitalized(6)

California Region:
Bank of Feather River(4)	18.38%	18.59%	25.92%	25.84%	27.17%	27.09%	well-capitalized	well-capitalized
Bank of San Francisco	8.81%	9.12%	10.16%	10.37%	11.42%	11.63%	well-capitalized	well-capitalized
Napa Community Bank	9.16%	9.82%	10.17%	10.48%	11.43%	11.74%	well-capitalized	well-capitalized
Sunrise Bank(10)	7.90%	7.97%	10.72%	10.57%	12.00%	11.83%	well-capitalized	well-capitalized

Colorado Region:
Fort Collins Commerce Bank	9.85%	10.35%	11.43%	11.77%	12.69%	13.03%	well-capitalized	well-capitalized
Larimer Bank of Commerce(4)	8.71%	8.70%	10.80%	10.96%	12.06%	12.22%	well-capitalized	well-capitalized
Loveland Bank of Commerce(4)	15.58%	15.48%	17.87%	18.01%	19.13%	19.26%	well-capitalized	well-capitalized
Mountain View Bank of Commerce(4)	14.01%	14.20%	18.32%	17.99%	19.58%	19.24%	well-capitalized	well-capitalized

Great Lakes Region:
Bank of Maumee(4)	8.74%	8.50%	10.68%	10.42%	11.95%	11.68%	well-capitalized	well-capitalized
Bank of Michigan	6.28%	7.11%	10.92%	11.19%	12.17%	12.44%	well-capitalized	well-capitalized
Capitol National Bank	6.22%	6.45%	7.69%	8.15%	8.99%	9.44%	adequately-capitalized(6)	adequately-capitalized(6)
Evansville Commerce Bank(4)	8.37%	8.01%	11.16%	11.28%	12.43%	12.55%	well-capitalized	well-capitalized
Indiana Community Bank(11)	12.09%	8.11%	8.36%	10.81%	9.64%	12.08%	adequately-capitalized(6)	adequately-capitalized(6)
Michigan Commerce Bank(7)	2.59%	4.03%	3.19%	5.00%	4.51%	6.30%	significantly-undercapitalized(6)	undercapitalized(6)
Ohio Commerce Bank(4)	13.66%	13.57%	16.73%	16.16%	17.99%	17.41%	well-capitalized	well-capitalized

Midwest Region:
Adams Dairy Bank(4)	16.14%	16.30%	21.29%	21.04%	22.24%	22.00%	well-capitalized	well-capitalized
Bank of Belleville	9.47%	8.90%	12.64%	11.81%	13.90%	13.06%	well-capitalized	well-capitalized
Community Bank of Lincoln(4)	8.35%	9.11%	13.74%	12.82%	15.02%	14.09%	well-capitalized	well-capitalized

Nevada Region:
1st Commerce Bank(4)	4.78%	7.08%	6.72%	8.89%	8.01%	10.20%	adequately-capitalized	well-capitalized
Bank of Las Vegas(8)	3.66%	5.08%	4.75%	6.25%	6.04%	7.51%	undercapitalized	undercapitalized

Northeast Region:
USNY Bank(4)	8.29%	8.30%	9.80%	9.67%	11.05%	10.93%	well-capitalized	well-capitalized

Northwest Region:
Bank of the Northwest(9)	9.16%	15.16%	12.74%	20.75%	14.02%	22.01%	adequately-capitalized(6)	well-capitalized
High Desert Bank(4)	8.61%	8.45%	10.97%	11.28%	12.25%	12.55%	adequately-capitalized(6)	adequately-capitalized(6)

Southeast Region:
Bank of Valdosta(4)	6.82%	7.12%	10.99%	11.19%	12.26%	12.46%	adequately-capitalized(6)	adequately-capitalized(6)
First Carolina State Bank	6.33%	7.08%	8.84%	9.18%	10.11%	10.44%	well-capitalized	well-capitalized
Peoples State Bank	7.58%	8.67%	11.45%	13.07%	12.71%	14.34%	well-capitalized	well-capitalized
Pisgah Community Bank(4)	1.48%	10.17%	2.37%	14.39%	3.65%	15.66%	critically- undercapitalized	well-capitalized
Sunrise Bank of Atlanta(4)	5.45%	3.92%	6.89%	4.91%	8.18%	6.22%	adequately-capitalized	undercapitalized

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Regulatory capital position – continued:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009
Texas Region:
Bank of Fort Bend(4)	15.43%	16.05%	19.03%	19.76%	20.29%	21.01%	well-capitalized	well-capitalized
Bank of Las Colinas(4)	12.98%	12.56%	15.37%	16.54%	16.63%	17.81%	well-capitalized	well-capitalized

Consolidated totals	3.23%	4.61%	4.22%	5.99%	8.30%	9.46%	undercapitalized	adequately-capitalized

(1)	The minimum required Tier 1 leverage ratio and Tier 1 risk-based capital ratio is 4% (8% for de novo institutions).
(2)	The minimum required total risk-based capital ratio is 8%.
(3)
In order to be classified as a 'well-capitalized' institution, the total risk-based capital ratio must be 10% or more.  To be classified as an 'adequately-capitalized' institution, the total risk-based capital ratio must be between 8% and 10%.  Institutions are classified as 'undercapitalized' when the total risk-based ratio is between 6% and 8% and 'significantly-undercapitalized' when such ratio is between 4% and 6%.

(4)	De novo institution which is subject to higher minimum ratio requirements as noted in (1) above for the first three years of operations.
(5)	Ratios are based on the regulatory reports filed at original due date which is generally within 30 days after quarter-end.
(6)	Institution is subject to a regulatory agreement and, accordingly, cannot be classified better than adequately-capitalized.
(7)
Effective March 31, 2010, Bank of Auburn Hills and Paragon Bank & Trust merged with and into Michigan Commerce Bank.  Prior to the merger, Bank of Auburn Hills and Paragon Bank & Trust were wholly-owned subsidiaries of Capitol.

(8)
Effective January 29, 2010, Black Mountain Community Bank, Desert Community Bank and Red Rock Community Bank merged with and into Bank of Las Vegas.  Prior to the merger, each of the banks was a wholly-owned subsidiary of Capitol.

(9)
Effective February 19, 2010, Bank of Bellevue, Bank of Everett and Bank of Tacoma merged with and into Issaquah Community Bank.  Upon completion of the merger, the surviving bank was renamed Bank of the Northwest.  Prior to the merger, each of the banks was either a majority-owned subsidiary of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

(10)
Effective March 5, 2010, Bank of Escondido, Sunrise Bank of San Diego and Sunrise Community Bank merged with and into Point Loma Community Bank.  Upon completion of the merger, the surviving bank was renamed Sunrise Bank.  Prior to the merger, each of the banks was either a wholly-owned subsidiary of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

(11)
Effective March 22, 2010, Elkhart Community Bank merged with and into Goshen Community Bank.  Upon completion of the merger, the surviving bank was renamed Indiana Community Bank.  Prior to the merger, each of the banks was a wholly-owned subsidiary of Capitol.

At March 31, 2010, certain subsidiary banks were classified as less than adequately-capitalized based on their respective total risk-based capital ratio as indicated in the preceding table.  Banks less than adequately-capitalized may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  Capitol anticipates augmenting the capital levels of those institutions through allocation of proceeds from the divestiture of some of its bank subsidiaries.  Pending divestitures are discussed later in this narrative.

Although Capitol's consolidated total risk-based capital ratio at March 31, 2010 exceeds the threshold to meet the 'adequately-capitalized' classification, its Tier 1 leverage ratio decreased to 3.23%, resulting in being deemed 'undercapitalized'.  Tier 1 capital decreased to $164.5 million at March 31, 2010 due to adverse results of operations (net loss approximating $47.9 million) and, due to that resulting lower amount of Tier 1 capital, a reduction of approximately $20 million in the amount of subordinated debentures includable as an element of Tier 1 capital (such amount being reclassified to Tier 2 capital).  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising additional capital, gains on divestiture of some bank subsidiaries and other initiatives.

In April 2010, Capitol completed an offering of 2.5 million shares of previously unissued common stock and warrants for the purchase of 1.25 million additional shares of common stock, resulting in net proceeds approximating $6.8 million with a corresponding increase to Capitol's stockholders' equity.  The warrants have an exercise price of $3.50 per warrant and expire in 2013.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations

In addition to volatility which arises from changes in asset quality, changes in market rates of interest can have a material impact on the financial condition and results of operations of financial institutions.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has maintained interbank borrowing rates at unusually low levels since 2008.  The Board of Governors of the Federal Reserve has also expressed concerns about a variety of macro economic issues.  Home mortgage rates have recently fluctuated and residential real estate markets have deteriorated in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of earlier subprime and other residential mortgage "meltdown" issues; Capitol believes its exposure to the residential real estate crisis to be generally minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, result in lower interest income to Capitol in the near term in the current interest-rate environment; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.  As mentioned previously, general economic conditions within the states of Michigan, Arizona and Nevada and the national economic recession are uncertain and are likely to continue to have an adverse impact on Capitol's banks and their customers.  It is likely that economic recovery may take an extended period of time.

Media reports raising questions about the health of the domestic economy and the sustained national recession have continued in 2010.  During the interim 2010 period, nonperforming assets have continued to increase; it is likely levels of nonperforming assets and related loan losses may increase further as economic conditions, locally and nationally, evolve.

As of March 31, 2010, mergers of some of Capitol's banking subsidiaries have been completed in Arizona, southern California, Indiana, Michigan, Nevada and the Pacific Northwest.  The resulting merged institutions have been combined to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.

Proposed Spin-off of Michigan Commerce Bancorp Limited

In July 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company through a spin-off transaction.  If completed, Capitol would continue to be a publicly-held bank holding company with national banking operations and MCBL would become a separate publicly-traded bank holding company consisting of the substantial majority of Capitol's prior Michigan-based banks.  Total assets of MCBL which would be included in the proposed spin-off approximated $1.2 billion or about 24% of Capitol's total assets as of March 31, 2010.  If the proposed spin-off had been completed on March 31, 2010, consolidated total assets of Capitol would have approximated $3.8 billion, while reflecting a 32% decline in nonperforming assets and a modest increase in the consolidated total capital ratio.  If the proposed spin-off would have occurred at January 1, 2010, the consolidated net loss attributable to Capitol would have been reduced 54% to $22 million ($1.26 per share) for the three months ended March 31, 2010.  Completion of the proposed spin-off transaction is subject to regulatory approval and other contingencies and is unlikely to occur without a significant infusion of additional capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Pending Divestiture of Banks

Capitol has entered into definitive agreements to sell its interests (or controlling interest held by bank-development subsidiaries) in the following institutions:  Adams Dairy Bank, Bank of Belleville, Bank of Las Colinas, Community Bank of Lincoln, Community Bank of Rowan (currently an unconsolidated subsidiary), Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Mountain View Bank of Commerce, Napa Community Bank, Ohio Commerce Bank and USNY Bank.  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 37 and 38.  Total proceeds from the pending sales are expected to approximate $71.5 million, resulting in a gain of $17.4 million ($1.01 per share) and are expected to be consummated throughout 2010, subject to regulatory approval and other significant contingencies.  The sale of Bank of Belleville was completed April 27, 2010 with aggregate proceeds of $5.0 million and a gain on sale approximating $1.2 million.  The sale of Napa Community Bank was completed April 30, 2010 with aggregate proceeds of $21.6 million and a gain on sale approximating $7.1 million.  Under the terms of the sale transaction, Capitol could receive additional proceeds of up to $5.3 million in the future, subject to Napa Community Bank's future financial performance.

Regulatory Agreements

In September 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the Reserve Bank) under which Capitol has agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums of subordinated debentures or trust-preferred securities; (v) incur, increase or guarantee any debt; or (vi) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

Capitol has also agreed to:  (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its ALLL methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and overall condition and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

Certain of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on pages 33-34.

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
March 31, 2010

(in $1,000s)

		Pending
	Historical	Sale of Bank
	Amounts	Subsidiaries		Pro Forma
	As Reported	(Note A)		Consolidated

ASSETS

Cash and cash equivalents	$939,655	$(39,511)		$900,144
Loans held for sale	6,878	(2,083)		4,795
Investment securities	18,138	(5,466)		12,672
Portfolio loans	3,907,761	(670,155)		3,237,606
Less allowance for loan losses	(152,405)	13,482		(138,923)
Net portfolio loans	3,755,356	(656,673)		3,098,683
Premises and equipment, net	46,328	(5,118)		41,210
Goodwill	66,104	-		66,104
Other real estate owned	110,015	(2,560)		107,455
Other assets	122,462	(12,709)		109,753

TOTAL ASSETS	$5,064,936	$(724,120)		$4,340,816

LIABILITIES AND EQUITY

Liabilities:
Deposits	$4,454,361	$(661,073)		$3,793,288
Debt obligations	393,358	(42,470)		350,888
Other liabilities	41,837	(1,281)		40,556
Total liabilities	4,889,556	(704,824)		4,184,732

Equity:
Capitol Bancorp Limited stockholders' equity:
Preferred stock	-			-
Common stock	281,251			281,251
Retained earnings (deficit)	(163,633)	17,430	B	(146,203)
Other, net	(451)			(451)
Total Capitol Bancorp Limited stockholders' equity	117,167	17,430		134,597
Noncontrolling interests in consolidated subsidiaries	58,213	(36,726)		21,487
Total equity	175,380	(19,296)		156,084

TOTAL LIABILITIES AND EQUITY	$5,064,936	$(724,120)		$4,340,816

Nonperforming loans	$343,979	$(10,697)		$333,282
Real estate owned and other repossessed assets	110,216	(2,560)		107,656
Total nonperforming assets	$454,195	$(13,257)		$440,938

Selected capital ratios:
Total equity as a percentage of total assets	3.46%			3.60%
Total capital as a percentage of total assets--Note C	6.77%			7.45%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pending sale of Adams Dairy Bank, Bank of Belleville, Bank of Las Colinas, Community Bank of Lincoln,
Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Mountain View
Bank of Commerce, Napa Community Bank, Ohio Commerce Bank and USNY Bank.

B--Estimated gain on pending sale of banks (see Note A), less transaction expenses. Sale proceeds are estimated to approximate $71.5 million.

C--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)
	Three Months Ended March 31, 2010			Year Ended December 31, 2009
					Pro Forma Adjustments
					Sale of
		Pending			Yuma	Sale of Bank	Pending
		Sale of Bank			Community	of Santa	Sale of Bank
	Historical	Subsidiaries	Pro Forma	Historical	Bank	Barbara	Subsidiaries	Pro Forma
	Amounts	(Note A)	Consolidated	Amounts	(Note B)	(Note C)	(Note A)	Consolidated

Interest income	$57,495	$(10,186)	$47,309	$266,899	$(3,199)	$(2,462)	$(44,362)	$216,876
Interest expense	21,033	(2,864)	18,169	110,517	(673)	(755)	(15,181)	93,908
Net interest income	36,462	(7,322)	29,140	156,382	(2,526)	(1,707)	(29,181)	122,968
Provision for loan losses	50,100	(2,269)	47,831	190,680	(112)	(2,114)	(9,121)	179,333
Net interest income after provision for loan losses	(13,638)	(5,053)	(18,691)	(34,298)	(2,414)	407	(20,060)	(56,365)
Noninterest income	7,387	16,780	24,167	28,773	(1,213)	(109)	14,328	41,779
Noninterest expense	55,577	(5,744)	49,833	240,597	(1,829)	(1,899)	(23,159)	213,710
Loss before income taxes	(61,828)	17,471	(44,357)	(246,122)	(1,798)	2,197	17,427	(228,296)
Income tax expense (benefit)	112	25	137	18,418	(239)	897	(3,590)	15,486
NET LOSS	(61,940)	17,446	(44,494)	(264,540)	(1,559)	1,300	21,017	(243,782)
Less net losses attributable to noncontrolling interests	14,058	72	14,130	69,371	-	(1,217)	(3,445)	64,709

NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(47,882)	$17,518	$(30,364)	$(195,169)	$(1,559)	$83	$17,572	$(179,073)

NET LOSS PER SHARE ATTRIBUTABLE TO
CAPITOL BANCORP LIMITED	$(2.75)		$(1.74)	$(11.28)				$(10.35)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations:

A--Pending sale of Adams Dairy Bank, Bank of Belleville, Bank of Las Colinas, Community Bank of Lincoln, Fort Collins Commerce Bank, Larimer Bank of Commerce,
Loveland Bank of Commerce, Mountain View Bank of Commerce, Napa Community Bank, Ohio Commerce Bank and USNY Bank. The pro forma adjustment removes the operating results of these eleven banks as if the sales occurred at the beginning of the period and includes the estimated gain on pending sale of banks of approximately $17.4 million, after transaction expenses. Sale proceeds are estimated to approximate $71.5 million.

B--On September 21, 2009, Yuma Community Bank (YCB) was sold for approximately $9.5 million in sale proceeds. The pro forma adjustment removes the operating results of YCB and related net gain on the sale of approximately $1.2 million as if the sale had occurred at the beginning of the period presented.

C--In November 2009, Bank of Santa Barbara (BSB), was sold for approximately $3.9 million in sale proceeds. BSB was a subsidiary of Capitol through September 30, 2009.
The pro forma adjustment removes the operating results of BSB as if the sale had occurred at the beginning of the period presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Impact of New Accounting Standards

There are several accounting standards updates either becoming effective or being issued in 2010.  They are discussed in Note B of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-42 – F-46 of the financial section of its 2009 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for goodwill (Capitol's annual review of goodwill for potential impairment is performed in the fourth quarter of the year), accounting for income taxes and its consolidation policy.

[The remainder of this page intentionally left blank]

PART I, ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Information about Capitol's quantitative and qualitative disclosures about market risk were included in Capitol's Annual Report on Form 10-K for the year ended December 31, 2009.  Capitol does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein (Part I, Item 2), under the caption, "Trends Affecting Operations."

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Capitol's Chief Executive Officer and Chief Financial Officer of the effectiveness of Capitol's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Capitol's disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by Capitol in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Capitol's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2009, during the three months ended March 31, 2010.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	[Removed and Reserved.]
Item 5.	Other Information. None.
Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 13, 2010

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