Form 10-Q
period 2010-06-30
CAPITOL BANCORP LTD
filed 2010-08-16
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, No par value	21,633,633 shares

INDEX

PART I.                      FINANCIAL INFORMATION

Forward-Looking Statements
Some statements contained in this document, including consolidated financial statements of Capitol Bancorp Limited (Capitol or the Corporation), Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or expansion strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) availability of funds under the U.S. Treasury's Capital Assistance Program and Capital Purchase Program, (xii) changes in management, (xiii) consummation of pending sales of certain bank subsidiaries, (xiv) completion of Capitol's selective bank divestiture activities, (xv) other risks detailed in Capitol's other filings with the Securities and Exchange Commission (SEC), and (xvi) the following, among others:

•  Management's ability to effectively manage interest rate risk and the impact of interest rates, in general, on the volatility of Capitol's net interest income;

•  The effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the Department of the U.S. Treasury and federal banking regulators of a number of programs to address capital and liquidity issues within the banking system and additional programs that may apply to Capitol in the future, all of which may have significant effects on Capitol and the financial services industry;

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

•  Continued unemployment and its impact on Capitol's customers' savings rates and their ability to service debt obligations;

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

•  Credit risks and risks from concentrations (by geographic area and by industry) within each of Capitol's subsidiary banks' loan portfolio and individual large loans;

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

•  Capitol's ability to continue as a going concern;

•  The continued availability of credit facilities provided by Federal Home Loan Banks to Capitol's banking subsidiaries;

•  The uncertainties of future depositor activity regarding potentially uninsured deposits;

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

•  The risk that Capitol will not be able to complete its various proposed divestitures, mergers and consolidations of certain of its subsidiary banks or, if completed, realize the anticipated benefits of the proposed mergers and/or consolidations;

•  The impact on Capitol's financial results, reputation and business if it is unable to comply with all applicable federal and state regulations and applicable formal agreements, consent orders, other regulatory actions and any related capital requirements;

•  The costs, effects and impact of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(in $1,000s, except share and per-share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$103,324	$76,187
Money market and interest-bearing deposits	811,619	683,887
Federal funds sold	9,695	11,005
Cash and cash equivalents	924,638	771,079
Loans held for sale	5,931	11,621
Investment securities -- Note C:
Available for sale, carried at fair value	23,960	39,776
Held for long-term investment, carried at
amortized cost which approximates fair value	3,334	5,891
Total investment securities	27,294	45,667
Federal Home Loan Bank and Federal Reserve
Bank stock (at cost) -- Note C	24,021	23,215
Portfolio loans:
Loans secured by real estate:
Commercial	1,825,943	1,884,309
Residential (including multi-family)	720,938	727,816
Construction, land development and other land	420,318	471,121
Total loans secured by real estate	2,967,199	3,083,246
Commercial and other business-purpose loans	578,056	633,276
Consumer	38,777	42,691
Other	33,332	33,142
Total portfolio loans	3,617,364	3,792,355
Less allowance for loan losses	(160,482)	(140,323)
Net portfolio loans	3,456,882	3,652,032
Premises and equipment	46,290	47,017
Accrued interest income	13,074	14,709
Goodwill	66,099	66,126
Other real estate owned	108,715	111,102
Recoverable income taxes	43,248	43,763
Other assets	32,503	42,059
Assets of discontinued operations -- Note D	--	303,550

TOTAL ASSETS	$4,748,695	$5,131,940

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$682,736	$624,721
Interest-bearing	3,500,481	3,523,717
Total deposits	4,183,217	4,148,438
Debt obligations:
Notes payable and other borrowings	214,983	267,659
Subordinated debentures -- Note H	167,514	167,441
Total debt obligations	382,497	435,100
Accrued interest on deposits and other liabilities	46,391	43,524
Liabilities of discontinued operations -- Note D	--	271,272
Total liabilities	4,612,105	4,898,334

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Notes F and N:
Preferred stock (Series A), 700,000 shares authorized
($100 per-share liquidation preference); 50,980 shares
issued and outstanding in 2010 (none in 2009) -- Note I	5,098
Preferred stock (for potential future issuance),
19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2010 - 21,414,352 shares
2009 - 17,545,631 shares	288,186	277,707
Retained-earnings deficit	(204,636)	(115,751)
Undistributed common stock held by employee-benefit trust	(558)	(558)
Fair value adjustment (net of tax effect) for investment securities
available for sale (accumulated other comprehensive income)	207	(63)
Total Capitol Bancorp Limited stockholders' equity	88,297	161,335
Noncontrolling interests in consolidated subsidiaries	48,293	72,271
Total equity	136,590	233,606

TOTAL LIABILITIES AND EQUITY	$4,748,695	$5,131,940

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009
(in $1,000s, except per share data)

	Three Month Period		Six Month Period
	2010	2009	2010	2009
Interest income:
Portfolio loans (including fees)	$50,793	$62,672	$103,775	$125,190
Loans held for sale	64	285	127	478
Taxable investment securities	85	150	311	302
Federal funds sold	3	23	10	56
Other	689	562	1,264	761
Total interest income	51,634	63,692	105,487	126,787
Interest expense:
Deposits	14,404	21,759	29,916	45,339
Debt obligations and other	4,310	5,826	9,097	12,036
Total interest expense	18,714	27,585	39,013	57,375
Net interest income	32,920	36,107	66,474	69,412
Provision for loan losses	44,600	32,511	93,641	66,125
Net interest income (deficiency) after
provision for loan losses	(11,680)	3,596	(27,167)	3,287
Noninterest income:
Service charges on deposit accounts	1,130	1,366	2,284	2,732
Trust and wealth-management revenue	1,170	1,135	2,322	2,523
Fees from origination of non-portfolio residential
mortgage loans	430	1,409	844	2,273
Gain on sales of government-guaranteed loans	476	405	774	645
Gain on debt extinguishment			1,255
Realized gain on sales of investment securities available
for sale			14	1
Other	2,221	2,370	4,943	3,189
Total noninterest income	5,427	6,685	12,436	11,363
Noninterest expense:
Salaries and employee benefits	20,089	23,019	40,720	50,574
Occupancy	4,565	4,492	8,954	9,038
Equipment rent, depreciation and maintenance	2,930	3,070	5,858	6,374
Costs associated with foreclosed properties and other
real estate owned	8,905	4,152	20,752	8,370
FDIC insurance premiums and other regulatory fees	4,187	5,021	8,645	6,987
Other	8,035	6,971	16,988	13,951
Total noninterest expense	48,711	46,725	101,917	95,294
Loss before income tax benefit	(54,964)	(36,444)	(116,648)	(80,644)
Income tax benefit	(4,246)	(13,370)	(4,068)	(29,230)
Loss from continuing operations	(50,718)	(23,074)	(112,580)	(51,414)
Discontinued operations -- Note D:
Income from operations of bank subsidiaries sold	403	202	259	953
Gain on sales of bank subsidiaries	10,083		10,083
Less income tax expense	3,687	88	3,621	406
Net income from discontinued operations	6,799	114	6,721	547
NET LOSS	(43,919)	(22,960)	(105,859)	(50,867)
Net losses attributable to noncontrolling interests in
consolidated subsidiaries	2,916	6,656	16,974	13,889

NET LOSS ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(41,003)	$(16,304)	$(88,885)	$(36,978)

NET LOSS PER COMMON SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note G	$(1.98)	$(0.95)	$(4.67)	$(2.15)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(in $1,000s)

	2010	2009

OPERATING ACTIVITIES
Net loss	$(105,859)	$(50,867)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities (including discontinued operations):
Provision for loan losses	94,864	67,574
Depreciation of premises and equipment	4,300	5,419
Amortization of intangibles	115	237
Net amortization (accretion) of investment security premiums (discounts)	270	(43)
Loss on sale of premises and equipment	34	18
Gain on sales of government-guaranteed loans	(968)	(645)
Gain on sales of bank subsidiaries	(10,083)
Gain on debt extinguishment	(1,255)
Realized gain on sales of investment securities available for sale	(14)	(1)
Loss on sales of other real estate owned	1,727	722
Write-down of other real estate owned	14,442	6,785
Amortization of issuance costs of subordinated debentures	73	73
Share-based compensation expense	357	580
Deferred income tax credit	(48,038)	(28,036)
Valuation allowance for deferred income tax assets	49,331
Originations and purchases of loans held for sale	(59,630)	(204,779)
Proceeds from sales of loans held for sale	65,752	184,410
Decrease (increase) in accrued interest income and other assets	(4,174)	9,603
Increase in accrued interest expense on deposits and other liabilities	2,910	6,742

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	4,154	(2,208)

INVESTING ACTIVITIES
Cash equivalents of acquired bank affiliate	18,949
Proceeds from sales of investment securities available for sale	22,079
Proceeds from calls, prepayments and maturities of investment
securities	10,057	5,498
Purchases of investment securities	(14,004)	(3,724)
Redemption of Federal Home Loan Bank stock by issuer	(1,424)	(5,664)
Purchase of Federal Home Loan Bank stock	637	4,975
Net decrease in portfolio loans	47,912	56,360
Proceeds from sales of government-guaranteed loans	11,961	4,686
Proceeds from sales of premises and equipment	126	1,935
Purchases of premises and equipment	(3,620)	(1,792)
Proceeds from sales of bank subsidiaries	33,084
Proceeds from sales of other real estate owned	27,730	7,939

NET CASH PROVIDED BY INVESTING ACTIVITIES	153,487	70,213

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	95,339	117,679
Net increase (decrease) in certificates of deposit	(57,080)	79,728
Net borrowings from (payments on) debt obligations	(973)	6,652
Proceeds from Federal Home Loan Bank borrowings	465,358	1,842,341
Payments on Federal Home Loan Bank borrowings	(517,981)	(1,933,343)
Resources provided by noncontrolling interests	3,420	134
Net proceeds from issuance of common stock	6,836
Tax effect of share-based payments	(36)	(117)
Cash dividends paid		(864)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(5,117)	112,210

INCREASE IN CASH AND CASH EQUIVALENTS	152,524	180,215

Change in cash and cash equivalents of discontinued operations	1,035	4,618

Cash and cash equivalents at beginning of period	771,079	571,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$924,638	$756,069

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$40,620	$61,056
Transfers of loans to other real estate owned	41,291	50,854
Surrender of common stock to facilitate exercise of stock options
and vesting of restricted stock	3	23

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

The results of operations for the periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements as of that date.  Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Note B – Accounting Standards Updates

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

In December 2009, an accounting standards update was issued to improve financial reporting by entities involved with variable interest entities.  This update replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity, and it requires additional disclosures about a reporting entity's involvement in variable interest entities.  The guidance became effective for the Corporation on January 1, 2010 and did not have a material effect on the Corporation's condensed consolidated financial statements upon implementation.

In January 2010, an accounting standards update regarding fair value measurements and disclosures was issued to require more robust disclosures about (1) different classes of assets and liabilities measured at fair value, (2) valuation techniques and inputs used, (3) the activity in Level 3 fair-value measurements, and (4) the transfers between Levels 1, 2, and 3 of fair-value estimates.  The new disclosures became effective for the Corporation beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair-value measurements which become effective beginning January 1, 2011.  The required interim disclosures for 2010 are set forth in Note E.  Management does not expect this new guidance to have a material effect on the Corporation's condensed consolidated financial statements upon implementation in 2011 of the deferred disclosure requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note B – Accounting Standards Updates – Continued

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

In July 2010, an accounting standards update was issued which will require significant new disclosures on a disaggregated basis about the allowance for loan losses and the credit quality of financing receivables (i.e., portfolio loans).  Under this standards update, a rollforward of the allowance for loan losses with the ending balance further disaggregated on the basis of the impairment methods used to establish loss estimates, along with the related ending loan balances and significant purchases and sales of loans during the period are to be disclosed by portfolio segment or classification used for reporting purposes.  Additional disclosures will be required by type of loan, including credit quality, aging of past-due loans, nonaccrual status and impairment information.  Disclosure of the nature and extent of troubled debt restructurings that occur during the period and their effect on the allowance for loan losses as well as the effect on the allowance of troubled debt restructurings that occur within the prior 12 months that defaulted during the current reporting period will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio's risk and performance.  The majority of the disclosures, which are required as of the end of a reporting period, are effective for interim and annual periods ending after December 15, 2010 and will be first included in the Corporation's annual financial statements for the year ending December 31, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010 and will be first disclosed in the Corporation's financial statements for the interim period ending March 31, 2011.  Management does not expect this new guidance to have a material effect on the Corporation's annual and interim consolidated financial statements upon implementation.

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

Investment securities consisted of the following (in $1,000s):

	June 30, 2010		December 31, 2009(1)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$504	$507	$1,500	$1,500
United States government agency	17,814	17,898	12,956	12,939
Mortgage-backed	4,813	5,032	24,690	24,598
Municipalities	515	523	727	739
	23,646	23,960	39,873	39,776
Held for long-term investment:
Capitol Development Bancorp Limited III	474	474	672	672
Corporate	2,610	2,610	5,119	5,119
Other	250	250	100	100
	3,334	3,334	5,891	5,891

	$26,980	$27,294	$45,764	$45,667

(1)	Excludes investment securities related to discontinued operations with an amortized cost and estimated fair value of approximately $1 million.

Securities held for long-term investment are not subject to the classification and accounting rules relating to most typical investments.  In addition, Capitol's corporate investments consist mostly of equity-method investments in non-public enterprises which, accordingly, are outside of the scope of accounting rules for most typical investments which often require use of estimated fair value.  Those entities, which are primarily involved in making equity investments in or financing small businesses, use the fair value method of accounting in valuing their investment portfolios.  Notwithstanding that these investments are outside the scope of such accounting rules, they are included in Capitol's investment securities for financial reporting purposes to summarize all such investment securities together for reporting purposes.

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	June 30, 2010		December 31, 2009(1)
	Gains	Losses	Gains	Losses

United States treasury	$3	$--
United States government agency	84	--	$5	$22
Mortgage-backed	219	--	122	214
Municipalities	8	--	12	--

	$314	$--	$139	$236

(1)	Excludes gross unrealized gains of $2,000 related to operations discontinued in 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities – Continued

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	June 30, 2010		December 31, 2009
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
United States treasury	$--	$--
United States government agency	--	--	$22	$8,979
Mortgage-backed	--	--	214	19,879

	$--	$--	$236	$28,858

Gross realized gains and losses from sales and maturities of investment securities were insignificant for the periods presented.

Scheduled maturities of investment securities held as of June 30, 2010 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,442	$5,445
After one year, through five years	13,343	13,428
After five years, through ten years	943	979
After ten years	3,918	4,108
Securities held for long-term
investment without stated
maturities	3,334	3,334

	$26,980	$27,294

Note D – Discontinued Operations

On April 27, 2010, sale of Bank of Belleville, previously a majority-owned subsidiary, was completed.  Capitol received cash consideration of $5.0 million and recorded a gain of approximately $1.2 million.  On April 30, 2010, sale of Napa Community Bank, previously a majority-owned subsidiary, was completed.  Capitol received cash consideration of $21.6 million and recorded a gain of approximately $7.4 million.  Under the terms of the sale transaction, Capitol could receive additional proceeds of up to $5.3 million in the future, subject to Napa Community Bank's future financial performance.  On June 30, 2010, sale of Ohio Commerce Bank, previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol, was completed with cash consideration of $6.5 million and a gain of approximately $1.5 million.  Capitol's consolidated results of operations would not have been materially different if the sales of these banks had occurred at the beginning of the periods presented; however, they are reflected in pro forma condensed consolidated financial statements on page 44.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Discontinued Operations – Continued

The results of operations of Bank of Belleville, Napa Community Bank and Ohio Commerce Bank, together with the results of operations of Bank of Santa Barbara and Yuma Community Bank which were sold in 2009, are classified as discontinued operations for the periods presented and include the following components (in $1,000s):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Interest income	$1,792	$5,780	$5,434	$11,401
Interest expense	347	1,305	1,081	2,774
Net interest income	1,445	4,475	4,353	8,627
Provision for loan losses	164	1,147	1,223	1,449
Net interest income after provision	1,281	3,328	3,130	7,178
Noninterest income	117	308	495	587
Gain on sale of bank subsidiaries	10,083		10,083
Noninterest expense	995	3,434	3,366	6,812
Income before income taxes	10,486	202	10,342	953
Less income tax expense	3,687	88	3,621	406
Net income from discontinued
operations	6,799	114	6,721	547
Net loss (income) attributable to
noncontrolling interests in
consolidated subsidiaries	(94)	369	(167)	557
Net income from discontinued
operations attributable to Capitol
Bancorp Limited	$6,705	$483	$6,554	$1,104
Net income from discontinued
operations per share attributable
to Capitol Bancorp Limited	$0.32	$0.03	$0.34	$0.06

Assets and liabilities of discontinued operations as of December 31, 2009 are summarized below (in $1,000s):

Assets:
Cash and cash equivalents	$37,842
Loans held for sale	4,512
Portfolio loans	254,746
Less allowance for loan losses	(4,341)
Net portfolio loans	250,405
Premises and equipment	1,369
Other assets	9,422

$303,550

Liabilities:
Noninterest-bearing deposits	$54,380
Interest-bearing deposits	207,816
Total deposits	262,196
Debt obligations	8,500
Other liabilities	576

$271,272

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at June 30, 2010.  Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments for collateral-dependent loans are recorded to reflect partial write-downs based on the observable market price, current appraised value of the collateral or other estimates of fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 were as follows
(in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United States treasury	$507	$507
United States government agency	17,898	17,898
Mortgage-backed	5,032	5,032
Municipalities	523	523

	$23,960	$23,960

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows (in $1,000s):

	Total(1)	Significant Other Observable Inputs (Level 2)(1)

Investment securities available for sale:
United States treasury	$1,500	$1,500
United States government agency	12,939	12,939
Mortgage-backed	24,598	24,598
Municipalities	739	739

	$39,776	$39,776

   (1)   Excludes investment securities related to discontinued operations approximating $1 million.

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 were as follows (in $1,000s):

	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$223,132	$223,132

Other real estate owned(1)	$108,715	$108,715

(1)	Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 were as follows (in $1,000s):

	Total(2)	Significant Unobservable Inputs (Level 3)(2)

Impaired loans(1)	$137,008	$137,008

Other real estate owned(1)	$111,102	$111,102

(1)	Represents carrying value based on the appraised value of the applicable collateral or other estimates of fair value.
(2)	Excludes impaired loans of $1,974,000 and other real estate owned of $718,000 related to discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a real-estate loan will be foreclosed.  Adjustments to a loan's carrying value (or requirements for the allowance for loan losses) are made, when appropriate, after review of the appraisal data or subsequently if market conditions significantly decline further.  The timing of the recognition of a collateral-dependent loan as a nonperforming credit is dependent on several factors, including the performance of the loan, payment history and/or the receipt of updated borrower financial information.

When borrower performance has deteriorated (for example, sales or leasing has not occurred as expected, the borrower has become delinquent on required payments or the borrower's updated financial information received indicates adverse financial trends), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan being recognized as impaired and receipt of an updated appraisal, the loan will be included within loss contingency pools.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, the loan will be further evaluated for appropriate charge-down.  Generally, negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loan are charged to the allowance for loan losses when the appraisal has been received and reviewed.  Occasionally, additional amounts may be included in the estimate of requirements for the allowance for loan losses if there are pending circumstances which may adversely impact the fair value estimates.  Internally-developed evaluations may be used when the amount of the loan is less than $250,000.  Internal evaluations may also be used when the most recent appraisal date is within a year and economic conditions have had corrections or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in ASC 825-10 (formerly FAS 107) were as follows (in $1,000s):

	June 30, 2010			December 31, 2009(2)
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$924,638	$924,638		$771,079	$771,079
Loans held for sale	5,931	5,931		11,621	11,621
Investment securities:
Available for sale	23,960	23,960		39,776	39,776
Held for long-term investment	3,334	3,334		5,891	5,891
	27,294	27,294		45,667	45,667
Federal Home Loan Bank and Federal Reserve Bank stock	24,021	24,021		23,215	23,215
Portfolio loans:
Loans secured by real estate:
Commercial	1,825,943	1,722,979		1,884,309	1,803,661
Residential (including multi-family)	720,938	685,906		727,816	693,450
Construction, land development and other land	420,318	357,651		471,121	397,343
Total loans secured by real estate	2,967,199	2,766,536		3,083,246	2,894,454
Commercial and other business-purpose loans	578,056	556,974		633,276	616,490
Consumer	38,777	38,165		42,691	43,047
Other	33,332	32,146		33,142	31,433
Total portfolio loans	3,617,364	3,393,821		3,792,355	3,585,424
Less allowance for loan losses	(160,482)	(160,482)		(140,323)	(140,323)
Net portfolio loans	3,456,882	3,233,339		3,652,032	3,445,101

Financial liabilities:
Deposits:
Noninterest-bearing	682,736	682,736		624,721	624,721
Interest-bearing:
Demand accounts	1,228,452	1,228,452		1,211,149	1,211,149
Time certificates of less than $100,000	962,255	963,966		906,908	909,009
Time certificates of $100,000 or more	1,309,774	1,311,550		1,405,660	1,407,728
Total interest-bearing	3,500,481	3,503,968		3,523,717	3,527,886
Total deposits	4,183,217	4,186,704		4,148,438	4,152,607
Notes payable and other borrowings	214,983	226,321		267,659	267,765
Subordinated debentures	167,514	170,841	(1)	167,441	170,841	(1)

(1)	Represents liquidation or principal amount outstanding. The quoted market value of certain trust-preferred securities
(Capitol Trust I and XII) included within subordinated debentures was substantially less than that amount.
(2)	Excludes amounts related to discontinued operations.

Estimated fair values of financial assets and liabilities in the preceding table are based upon a comparison of current interest rates on financial instruments and the timing of related scheduled cash flows to the estimated present value of such cash flows using current estimated market rates of interest (unless quoted market values or other fair value information is more readily available).  For example, the estimated fair value of portfolio loans is based on discounted cash flow computations.  Similarly, the estimated fair values of time deposits, debt obligations and subordinated debentures were determined through discounted cash flow computations.  Such estimates of fair value are not intended to represent market value or portfolio liquidation value, and only represent an estimate of fair value based on current financial reporting requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

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

Note F – Stock Options

Stock option activity is summarized as follows:

	Number Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1, 2010	2,504,483	$2.01 to $ 46.20	$24.61
Granted	206,656	1.78 to 1.96	1.95
Exercised	(10,000)	2.01	2.01
Cancelled or expired	(397,626)	17.42 to 34.52	25.60

Outstanding at June 30, 2010	2,303,513	$1.78 to $ 46.20	$22.51

Stock options were granted during the six months ended June 30, 2010 and 2009, with an aggregate fair value approximating $255,000 and $240,000, respectively.  Stock options granted during the interim 2010 period have various vesting dates through 2012 and expire on dates in 2014 and 2015.  Share-based compensation expense relating to stock options for the six months ended June 30, 2010 and 2009 approximated $174,000 and $238,000, respectively.

As of June 30, 2010, stock options outstanding had a weighted average remaining contractual life of 2.11 years and, due to the exercise price being greater than the fair value of Capitol's common stock, had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of June 30, 2010:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$1.00 to 14.99	600,680	$2.45	3.34 years
$15.00 to 19.99	78,682	16.40	1.09 years
$20.00 to 24.99	359,330	21.78	2.49 years
$25.00 to 29.99	270,765	26.94	0.61 years
$30.00 to 34.99	628,548	31.99	1.31 years
$35.00 or more	365,508	37.93	2.44 years

Total outstanding	2,303,513	$22.51

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note G – Net Loss Per Share Attributable to Capitol Bancorp Limited

Computations of loss per share were based on the following (in 1,000s) for the periods ended June 30:

	Three Month Period		Six Month Period
	2010	2009	2010	2009

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(41,003)	$(16,304)	$(88,885)	$(36,978)

Denominator:
Weighted average number of shares outstanding, excluding unvested restricted shares (denominator for basic and diluted earnings per share)	20,684	17,244	19,052	17,203

Number of antidilutive stock options excluded from diluted net loss per share computation	2,304	2,428	2,304	2,428

Number of antidilutive unvested restricted shares excluded from diluted net loss per share computation	126	123	126	123

Number of antidilutive warrants excluded from diluted net loss per share computation	76	76	76	76

Note H – Trust-Preferred Securities

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago.  Accrued interest payable on such securities approximated $18.1 million and $11.2 million at June 30, 2010 and December 31, 2009, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

In late May 2010, Capitol proposed an offer to exchange up to 2,908,200 shares of its common stock for any and all of its outstanding 10.50% trust-preferred securities of Capitol Trust XII (the Trust XII Preferred Securities).  For each $10.00 liquidation amount of the Trust XII Preferred Securities, Capitol would issue 2 shares of its common stock under the terms of the proposed exchange offer.  No accrued and unpaid interest with respect to the Trust XII Preferred Securities will be paid to holders tendering any such securities in the proposed exchange offer.  The proposed exchange offer has been extended to August 31, 2010 and the amount of Trust XII Preferred Securities which may be exchanged, if any, cannot be determined until the exchange proposal is completed.

Note I - Issuance of Preferred Stock

On June 30, 2010, Capitol issued an aggregate 95,000 shares of its Series A Noncumulative Perpetual Preferred Stock (the Series A Preferred Stock).  Of that aggregate issuance, 44,020 shares were issued to a consolidated subsidiary of Capitol and, accordingly, have been eliminated in consolidation.  The remaining 50,980 shares were issued to an affiliate bank-development company which is an unconsolidated affiliate of Capitol.  The liquidation preference of the shares issued was $100.00 per share, for an aggregate issuance price of $9.5 million of which $4.4 million has been eliminated upon consolidation.  The Series A Preferred Stock is nonvoting and callable at Capitol's option after 36 months from date of issuance at $100.00 per share plus any accrued dividends.  Dividends on such shares are payable only when and if declared by Capitol's board of directors based on an annual rate of 6%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note J – Pending Sale of Subsidiary Banks

Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions:  Adams Dairy Bank, Bank of Fort Bend, Bank of Las Colinas, Bank of San Francisco, Community Bank of Rowan, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Mountain View Bank of Commerce and USNY Bank.  The projected financial statement impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 43 and 44.

On July 30, 2010, the sale of Community Bank of Lincoln, previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol, was completed.  Capitol received cash consideration of $3.7 million and recorded a gain of approximately $1.4 million.  Capitol's consolidated results of operations would not have been materially different if the sale had occurred at the beginning of the periods presented.

The remaining pending bank sales are subject to regulatory approval and other significant contingencies.

Note K – Proposed Spin-Off

In July 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited (MCBL) as an independent publicly-traded company through a spin-off transaction.  Capitol has deferred plans to complete the proposed spin-off.

Note L – Regulatory Agreements

In September 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the Reserve Bank) under which Capitol has agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums on subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note M – Sale of Common Stock and Warrants

In April 2010, Capitol completed an offering of 2.5 million shares of previously unissued common stock and warrants for the purchase of 1.25 million additional shares of common stock, resulting in net proceeds approximating $6.8 million with a corresponding increase to Capitol's stockholders' equity.  The warrants have an exercise price of $3.50 per warrant and expire in 2013.

Note N – Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

		June 30,		December 31,
		2010		2009
Tier 1 capital to average adjusted total assets:
Minimum required amount	≥	$191,537	≥	$210,651
Actual amount		$114,331		$242,547
Ratio		2.39%		4.61%

Tier 1 capital to risk-weighted assets:
Minimum required amount(1)	≥	$143,319	≥	$162,089
Actual amount		$114,331		$242,547
Ratio		3.19%		5.99%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(2)	≥	$286,637	≥	$324,177
Actual amount		$228,662		$383,449
Ratio		6.38%		9.46%

(1)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered adequately-capitalized is 4%.
(2)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered adequately-capitalized is 8%.

The summary above indicates that Capitol, on a consolidated basis, was classified as less than adequately-capitalized at June 30, 2010.  In addition to that aspect of its regulatory capital classification at that date, several of its bank subsidiaries had capital levels resulting in classification as undercapitalized or significantly-undercapitalized at that date.  Further, one bank was classified as critically-undercapitalized at June 30, 2010; however, that bank's adverse capital classification was resolved on July 30, 2010 as a result of a merger transaction with other affiliated banks.  Regarding banks classified as undercapitalized or significantly-undercapitalized, and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Note O – Subsequent Events

Effective July 30, 2010, Peoples State Bank and Sunrise Bank of Atlanta merged with and into Bank of Valdosta.  Upon completion of the merger, the surviving bank was renamed Sunrise Bank.  Prior to the merger, each of the banks was either a majority-owned subsidiary of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.

Additionally, on July 30, 2010, the controlling interest in Community Bank of Lincoln was sold (see Note J).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note O – Subsequent Events – Continued

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law and significantly changes future regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of FDIC insurance coverage and impose new capital requirements on bank holding companies, including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, is uncertain at this time.

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Capitol for the periods indicated.  The discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, some of which are material to Capitol and its bank subsidiaries.  Capitol's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  Please refer to commentary regarding forward-looking statements appearing on page 2 of this document.

Financial Condition

Total assets approximated $4.7 billion at June 30, 2010 and $5.1 billion at December 31, 2009.  The balance sheet includes total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	June 30, 2010	December 31, 2009
Arizona Region:
Bank of Tucson	$229,041	$204,933
Central Arizona Bank	88,024	95,303
Southern Arizona Community Bank	96,735	94,585
Sunrise Bank of Albuquerque	82,192	78,930
Sunrise Bank of Arizona	430,865	495,168
Arizona Region Total	926,857	968,919

California Region:
Bank of Feather River	40,795	33,693
Bank of San Francisco	96,312	87,740
Napa Community Bank(7)		166,873
Sunrise Bank(4)	257,099	296,197
California Region Total	394,206	584,503

Colorado Region:
Fort Collins Commerce Bank	100,149	93,908
Larimer Bank of Commerce	94,255	89,623
Loveland Bank of Commerce	39,879	40,032
Mountain View Bank of Commerce	52,761	50,621
Colorado Region Total	287,044	274,184

Great Lakes Region:
Bank of Maumee	45,410	46,796
Bank of Michigan	98,280	99,344
Capitol National Bank	184,542	200,597
Evansville Commerce Bank	50,363	56,392
Indiana Community Bank(5)	168,017	175,407
Michigan Commerce Bank(1)	1,154,877	1,233,289
Ohio Commerce Bank(7)		66,175
Great Lakes Region Total	1,701,489	1,878,000

Midwest Region:
Adams Dairy Bank	46,138	44,309
Bank of Belleville(7)		70,502
Community Bank of Lincoln	55,243	60,356
Midwest Region Total	101,381	175,167

Nevada Region:
1st Commerce Bank	46,038	38,811
Bank of Las Vegas(2)	482,331	488,786
Nevada Region Total	528,369	527,597

Northeast Region:
USNY Bank	69,998	64,176

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	June 30, 2010	December 31, 2009
Northwest Region:
Bank of the Northwest(3)	$161,150	$174,005
High Desert Bank	37,850	41,849
Northwest Region Total	199,000	215,854

Southeast Region:
Bank of Valdosta	50,265	55,156
Community Bank of Rowan(6)	139,433
First Carolina State Bank	113,222	115,716
Peoples State Bank	24,999	26,198
Pisgah Community Bank	59,402	62,773
Sunrise Bank of Atlanta	54,815	55,966
Southeast Region Total	442,136	315,809

Texas Region:
Bank of Fort Bend	38,929	31,548
Bank of Las Colinas	45,966	43,003
Texas Region Total	84,895	74,551

Parent company and other, net	13,320	53,180

Consolidated Totals	$4,748,695	$5,131,940

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

(6)
As of December 31, 2009, Community Bank of Rowan (CBR) was a majority-owned subsidiary of Capitol Development Bancorp Limited III (CDBL III) which, due to a change in control effective September 30, 2009, was an unconsolidated affiliate of Capitol.  Effective June 30, 2010, CDBL III transferred its controlling interest in CBR to Capitol in exchange for preferred stock of Capitol and, accordingly, CBR became a consolidated subsidiary of Capitol on that date.

(7)	Capitol's interest in this bank subsidiary was sold during the six months ended June 30, 2010.

Portfolio loans, the single largest asset category, decreased during the six months ended June 30, 2010 by approximately $430 million, compared to a decrease of about $158 million during the corresponding period of 2009.  Approximately $255 million of the interim 2010 net loan portfolio decrease related to banks sold during the three months ended June 30, 2010.  The portfolio decrease related to banks within the consolidated group at June 30, 2010, which approximated $175 million, is in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.

Geographic diversification of Capitol's balance sheet is important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of June 30, 2010, 37% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (39% at December 31, 2009) and 63% of the consolidated loan portfolio relates to banks located in other regions of the country (61% at December 31, 2009).  This is important because Capitol's diversification efforts lessen disproportionate geographic concentration within a specific region.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The consolidated allowance for loan losses at June 30, 2010 approximated $160 million or 4.44% of total portfolio loans, an increase from the 3.70% ratio at the beginning of the year (excluding discontinued operations), resulting from continued deterioration in economic conditions and asset quality.

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

	Periods Ended June 30
	Three Month Period		Six Month Period
	2010	2009(1)	2010	2009(1)

Allowance for loan losses at beginning of period	$147,526	$94,150	$140,323	$87,636

Allowance for loan losses of previously-deconsolidated bank subsidiary	1,769		1,769

Loans charged-off:
Loans secured by real estate:
Commercial	(15,603)	(2,052)	(26,191)	(5,625)
Residential (including multi-family)	(6,800)	(6,994)	(18,972)	(14,897)
Construction, land development and other land	(8,742)	(5,372)	(22,624)	(13,479)
Total loans secured by real estate	(31,145)	(14,418)	(67,787)	(34,001)
Commercial and other business-purpose loans	(6,220)	(4,121)	(13,756)	(12,174)
Consumer	(265)	(250)	(426)	(542)
Other	(1)	(1)	(1)	(1)
Total charge-offs	(37,631)	(18,790)	(81,970)	(46,718)
Recoveries:
Loans secured by real estate:
Commercial	384	20	742	122
Residential (including multi-family)	514	154	622	201
Construction, land development and other land	2,284	2	3,605	121
Total loans secured by real estate	3,182	176	4,969	444
Commercial and other business-purpose loans	987	289	1,682	833
Consumer	49	14	68	29
Other	--	--	--	1
Total recoveries	4,218	479	6,719	1,307
Net charge-offs	(33,413)	(18,311)	(75,251)	(45,411)
Additions to allowance charged to expense	44,600	32,511	93,641	66,125

Allowance for loan losses at end of period	$160,482	$108,350	$160,482	$108,350

Average total portfolio loans for the period	$3,672,751	$4,334,687	$3,611,204	$4,315,798

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	3.64%	1.69%	4.17%	2.10%

(1)	Excludes amounts related to operations discontinued in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Loan charge-offs for the interim 2010 periods, which increased significantly compared to 2009, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in the 2010 periods was associated primarily with Michigan, Arizona and Nevada banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2010 provision for loan losses is discussed in further detail in the 'Results of Operations' section of this narrative.

The amounts of the allowance for loan losses allocated in the following table (in $1,000s) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	June 30, 2010		December 31, 2009(1)
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$55,154	1.53%	$55,509	1.46%
Residential (including multi-family)	39,237	1.08%	27,422	0.72%
Construction, land development and other land	24,934	0.69%	22,144	0.59%
Total loans secured by real estate	119,325	3.30%	105,075	2.77%
Commercial and other business-purpose loans	38,837	1.07%	33,665	0.89%
Consumer	2,079	0.06%	1,377	0.04%
Other	241	0.01%	206	0.01%

Total allowance for loan losses	$160,482	4.44%	$140,323	3.70%

(1)      Excludes amounts related to operations discontinued in 2010.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	June 30, 2010	March 31, 2010(1)	December 31, 2009(1)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$163,759	$152,495	$130,281
Residential (including multi-family)	57,195	63,457	55,347
Construction, land development and other land	94,133	81,139	82,239
Total loans secured by real estate	315,087	297,091	267,867
Commercial and other business-purpose loans	31,165	27,102	23,063
Consumer	1,481	518	380
Total nonaccrual loans	347,733	324,711	291,310

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	5,544	5,796	6,234
Residential (including multi-family)	2,508	768	228
Construction, land development and other land	2,113	3,035	3,713
Total loans secured by real estate	10,165	9,599	10,175
Commercial and other business-purpose loans	1,344	2,101	1,546
Consumer	32	12	534
Total past due loans	11,541	11,712	12,255

Total nonperforming loans	$359,274	$336,423	$303,565

Real estate owned and other repossessed assets	108,815	109,719	111,167

Total nonperforming assets	$468,089	$446,142	$414,732

(1)	Excludes amounts related to operations discontinued in 2010.

Nonperforming loans increased $55.7 million or 18% during the six months ended June 30, 2010, compared to a much larger increase of $91 million or 53% in the corresponding period of 2009.

Total nonperforming assets increased $22 million for the three-month period ended June 30, 2010, about 30% less than the amount of increase in the immediately preceding quarterly period and the smallest level of growth since the three-month period ended June 30, 2008.  In addition, real estate owned and other repossessed property decreased at June 30, 2010 on a net basis for the second consecutive quarter as proceeds from sales of such properties increased during the interim 2010 periods nearly 250% over 2009 interim levels and at a modest loss.  During the interim 2010 periods, nonperforming assets at Capitol's largest bank (Michigan Commerce Bank) stabilized and decreased slightly.  While these recent occurrences are encouraging, future changes in asset quality remain uncertain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Loans are considered impaired when it is probable that all amounts due according to the contractual terms of a loan agreement will not be collected, including contractually scheduled interest and principal payments.  Impaired loans, which are included in nonperforming loans, are summarized below (in $1,000s):

	June 30, 2010	December 31, 2009(1)
Impaired loans:
Loans which have an allowance requirement	$147,031	$112,804
Loans which do not have an allowance requirement	260,408	214,147

Total impaired loans	$407,439	$326,951

Allowance for loan losses related to impaired loans	$25,695	$19,858

(1)	Excludes impaired loans of $5,780 and allowance for loan losses related to impaired loans of $280 for operations discontinued in 2010.

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.  The coverage ratio of the allowance for loan losses as a percentage of nonperforming loans approximated 45% at June 30, 2010, compared to 46% at the beginning of the year (excluding operations discontinued in 2010).

Nonperforming loans at June 30, 2010 approximated 9.9% of total portfolio loans, a further increase from the December 31, 2009 ratio of 8% (excluding discontinued operations).  The increase in the percentage of nonperforming loans resulted, in part, from the decrease in portfolio loans during the interim 2010 period ($175 million).  Nonperforming loans increased $56 million during the interim 2010 period of which $22.9 million occurred during the three months ended June 30, 2010.  Notably, the pace of growth in nonperforming loans decreased for the third consecutive quarter as of June 30, 2010.  Of the nonperforming loans at June 30, 2010, about 91% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at June 30, 2010 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

The total of impaired loans typically exceeds the aggregate amount of nonperforming loans.  The difference between those totals relates to impaired loans which are not in nonperforming status at the balance-sheet date.

Due to local and regional economic conditions, there is uncertainty in future real estate values, appraisal data and the resulting potential impact on valuation of collateral-dependent loans and other real estate owned.  The fair value measurement of collateral-dependent loans and other real estate owned is dependent upon appraisals of the underlying property value and cautious review of current appraisal data.  Management cautiously and diligently monitors real estate values and related appraisal data when evaluating such valuations.

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a real-estate loan will be foreclosed.  Adjustments to a loan's carrying value (or requirements for the allowance for loan losses) are made, when appropriate, after review of the appraisal data or subsequently, if market conditions significantly decline further.  The timing of the recognition of a collateral-dependent loan as a nonperforming credit is dependent on several factors, including the performance of the loan, payment history and/or the receipt of updated borrower financial information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

When borrower performance has deteriorated (for example, sales or leasing has not occurred as expected, the borrower has become delinquent on required payments or the borrower's updated financial information received indicates adverse financial trends), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan being recognized as impaired and receipt of an updated appraisal, the loan will be included within loss contingency pools.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, the loan will be further evaluated for appropriate charge-down.  Generally, negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loans are charged to the allowance for loan losses when the appraisal has been received and reviewed.  Occasionally, additional amounts may be included in the estimate of requirements for the allowance for loan losses if there are pending circumstances which may adversely impact fair value estimates.  Internally-developed evaluations may be used when the amount of the loan is less than $250,000.  Internal evaluations may also be used when the most recent appraisal date is within a year and economic conditions have had corrections or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

Total nonperforming loans approximated $359 million at June 30, 2010.  Of that total, $155 million or 43% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan.  Within the Great Lakes Region, nonperforming loans approximated 11% of portfolio loans at June 30, 2010.  Responsive to the elevated level of nonperforming loans within the Great Lakes Region, higher levels of allowances for loan losses have been established, approximating 5.9% of portfolio loans for the region on a combined basis as of June 30, 2010 and as high as 6.58% at Michigan Commerce Bank.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.  Nonperforming loans have increased materially during the six months ended June 30, 2010 within other regions, such as the Arizona Region ($15 million increase) and the Nevada Region ($27 million increase) to 9.2% and 25.2% of those regions' portfolio loans, respectively, as the effects of the recession have had an adverse and evolving significant effect on banks located within those regions.  The most recent significant growth in nonperforming loans in the Nevada Region is the result of continuing economic distress in the greater Las Vegas community.

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other intervention.  This loan review process is a continuous activity which periodically updates internal loan ratings.  At inception, all loans are individually assigned a rating which grades the credits on a risk basis, based on the financial strength of the borrower and guarantors and other factors such as nature of the borrower's business climate, local economic conditions and other subjective factors.  The loan rating process is fluid and subjective.

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

At June 30, 2010, problem and potential-problem loans (including the previously-mentioned nonperforming loans) approximated $849 million or about 23% of total consolidated portfolio loans, compared to approximately $826 million or about 20% at December 31, 2009.  Interim 2010 increases in these totals resulted from continued concerns about borrower performance, future collateral valuation and the continued uncertain economy.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously discussed, are generally secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first six months of 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Regarding other real estate owned and collateral-dependent loans in Michigan (about 31% of consolidated totals), foreclosure laws in Michigan generally favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) take much longer than many other states.  Further, once the property is available to the bank for sale or liquidation, market conditions, as they are currently (particularly in Michigan and some western communities), may not be conducive to rapid marketing or near-term sale of the properties.

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009
Arizona Region:
Bank of Tucson	$154,913	$168,809	$2,257	$1,904	$4,889	$5,110	1.46%	1.13%
Central Arizona Bank	59,178	66,058	2,210	3,389	3,702	3,132	3.73%	5.13%
Southern Arizona Community Bank	76,969	79,190	1,100	1,150	726	848	1.43%	1.45%
Sunrise Bank of Albuquerque	57,896	61,077	1,628	1,256	4,911	3,436	2.81%	2.06%
Sunrise Bank of Arizona	306,070	346,134	19,257	17,382	46,311	32,929	6.29%	5.02%
Arizona Region Total	655,026	721,268	26,452	25,081	60,539	45,455	4.04%	3.48%

California Region:
Bank of Feather River	32,325	26,941	375	347			1.16%	1.29%
Bank of San Francisco	76,879	74,782	1,625	1,384	451	243	2.11%	1.85%
Napa Community Bank(6)		139,497		2,493		3,746		1.79%
Sunrise Bank(4)	203,488	214,682	7,480	6,731	7,950	8,692	3.68%	3.14%
California Region Total	312,692	455,902	9,480	10,955	8,401	12,681	3.03%	2.40%

Colorado Region:
Fort Collins Commerce Bank	83,813	83,047	1,365	1,308	1,548	1,291	1.63%	1.58%
Larimer Bank of Commerce	82,940	79,239	1,685	1,467	993		2.03%	1.85%
Loveland Bank of Commerce	33,471	33,582	560	560		156	1.67%	1.67%
Mountain View Bank of Commerce	42,602	40,201	768	621			1.80%	1.54%
Colorado Region Total	242,826	236,069	4,378	3,956	2,541	1,447	1.80%	1.68%

Great Lakes Region:
Bank of Maumee	36,918	40,269	1,938	918	751	810	5.25%	2.28%
Bank of Michigan	61,624	64,374	1,214	1,172	3,213	844	1.97%	1.82%
Capitol National Bank	153,424	173,338	9,039	7,920	21,019	21,346	5.89%	4.57%
Evansville Commerce Bank	39,766	44,179	1,147	1,338	1,991	1,244	2.88%	3.03%
Indiana Community Bank(5)	120,527	133,051	4,593	4,130	8,532	9,278	3.81%	3.10%
Michigan Commerce Bank(1)	934,283	1,045,285	61,484	53,953	114,765	117,806	6.58%	5.16%
Ohio Commerce Bank(6)		56,739		910		206		1.60%
Great Lakes Region Total	1,346,542	1,557,235	79,415	70,341	150,271	151,534	5.90%	4.52%

Midwest Region:
Adams Dairy Bank	37,817	35,860	874	655	1,964		2.31%	1.83%
Bank of Belleville(6)		58,510		938				1.60%
Community Bank of Lincoln	38,964	44,864	1,490	1,195	2,216	1,661	3.82%	2.66%
Midwest Region Total	76,781	139,234	2,364	2,788	4,180	1,661	3.08%	2.00%

Nevada Region:
1st Commerce Bank	29,621	33,482	1,450	1,910	8,738	7,531	4.90%	5.70%
Bank of Las Vegas(2)	341,398	370,285	15,945	11,952	84,861	59,219	4.67%	3.23%
Nevada Region Total	371,019	403,767	17,395	13,862	93,599	66,750	4.69%	3.43%

Northeast Region:
USNY Bank	63,889	57,849	1,025	905			1.60%	1.56%

Northwest Region:
Bank of the Northwest(3)	120,266	134,669	4,878	4,985	6,761	9,614	4.06%	3.70%
High Desert Bank	32,268	34,203	1,070	805	1,445	644	3.32%	2.35%
Northwest Region Total	152,534	168,872	5,948	5,790	8,206	10,258	3.90%	3.43%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009
Southeast Region:
Bank of Valdosta	$37,390	$42,052	$1,051	$1,002	$2,243	$1,186	2.81%	2.38%
Community Bank of Rowan(7)	107,883		1,769		3,621		1.64%
First Carolina State Bank	84,257	90,919	1,711	1,554	4,095	6,161	2.03%	1.71%
Peoples State Bank	16,705	18,706	441	539	1,364	1,075	2.64%	2.88%
Pisgah Community Bank	34,106	45,094	1,554	1,168	8,163	401	4.56%	2.59%
Sunrise Bank of Atlanta	36,436	43,167	2,698	2,611	7,235	5,667	7.40%	6.05%
Southeast Region Total	316,777	239,938	9,224	6,874	26,721	14,490	2.91%	2.86%

Texas Region:
Bank of Fort Bend	31,857	29,215	566	485			1.78%	1.66%
Bank of Las Colinas	38,633	34,725	784	731			2.03%	2.11%
Texas Region Total	70,490	63,940	1,350	1,216			1.92%	1.90%

Parent company and other, net	8,788	3,027	3,451	2,896	4,816	3,241	39.27%	95.67%
Less discontinued operations(6)		(254,746)		(4,341)		(3,952)

Consolidated totals relating to continuing operations	$3,617,364	$3,792,355	$160,482	$140,323	$359,274	$303,565	4.44%	3.70%

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

(6)	Includes assets of banks sold in 2010.
(7)
As of December 31, 2009, Community Bank of Rowan (CBR) was a majority-owned subsidiary of Capitol Development Bancorp Limited III (CDBL III) which, due to a change in control effective September 30, 2009, was an unconsolidated affiliate of Capitol.  Effective June 30, 2010, CDBL III transferred its controlling interest in CBR to Capitol in exchange for preferred stock of Capitol and, accordingly, CBR became a consolidated subsidiary of Capitol on that date.

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

At June 30, 2010 and December 31, 2009, Capitol had $66.1 million of goodwill which resulted principally from acquisitions of noncontrolling interests in prior years.  Goodwill is carried at the entity to which it is related.  Current accounting rules require an annual review of goodwill for potential impairment, which Capitol most recently conducted as of November 30, 2009.  An interim review for potential goodwill impairment is deemed necessary when events or circumstances indicate potential for impairment since the annual testing date.  If implied goodwill from impairment testing is less than recorded goodwill, impairment exists and the amount of shortfall between implied goodwill and recorded goodwill is the impairment amount which is to be written off in the period the determination is made.  During the six months ended June 30, 2010, Capitol determined there were no

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

significant events or circumstances warranting an interim impairment test of goodwill due to the absence of significant changes in the operating environment and related considerations reflected in the most recent review for goodwill impairment.  The potential for future impairment of recorded goodwill remains uncertain due to a continuing uncertain operating environment and economic conditions.

Accounting for income taxes requires significant estimates and management judgments.  At June 30, 2010, Capitol had a deferred tax asset approximating $160.5 million ($109.9 million at December 31, 2009), subject to a related valuation allowance.  When realization of the deferred tax asset is in doubt, a valuation reserve is required to reduce the deferred tax asset to the amount which is more-likely-than-not realizable.  In early August 2010, a tentative federal income tax refund approximating $43 million was received as expected.

Due to continuing operating losses during the 2010 interim periods, management reviewed the potential realization of net deferred tax assets as of June 30, 2010 and increased the related valuation allowance to $154.7 million, reducing the net deferred tax asset to approximately $5.8 million.  The net deferred tax asset ($5.8 million and $5.4 million at June 30, 2010 and December 31, 2009, respectively) represents the amount which is more-likely-than-not realizable at the balance-sheet date for a small group of partially-owned consolidated bank subsidiaries.

Results of Operations

Summary

The second quarter 2010 net loss attributable to Capitol was approximately $41 million (including gain on sales of bank subsidiaries approximating $10 million) compared to $47.9 million in the preceding quarterly period and $16.3 million for the second quarter of 2009.  The net loss per share attributable to Capitol was $1.98 for the three months ended June 30, 2010 compared to $2.69 in the preceding quarterly period and $0.95 in the second quarter of 2009.  The net loss attributable to Capitol for the six months ended June 30, 2010 approximated $88.9 million compared to $37 million in the corresponding period of 2009.  The net loss per share attributable to Capitol Bancorp Limited was $4.67 for the six months ended June 30, 2010 compared to $2.15 in the corresponding 2009 period.  Net income relating to discontinued operations was not material to the periods presented except for the aforementioned gain on sales of bank subsidiaries.

The primary reason for the interim 2010 loss was a very large provision for loan losses recorded during the six months ended June 30, 2010 as the Corporation continued to carefully assess the implications and impact of declining property values and weak bank performance, as well as continued adverse valuation of other real estate owned, holding costs and related losses on sale of properties.  The provision for loan losses increased $27.5 million to $93.6 million for the six months ended June 30, 2010 compared to a provision of $66.1 million for the corresponding period of 2009 (excluding discontinued operations).

Analytical Review

The provision for loan losses increased significantly in the 2010 period due to higher levels of loan charge-offs in response to further growth in nonperforming loans.  Of the provision for loan losses for the six months ended June 30, 2010, a portion was attributable to a significant further increase in the allowance for loan losses as a percentage of portfolio loans from 3.70% to 4.44% as provisions for loan losses exceeded net loan charge-offs and portfolio loans decreased.  Provisions for loan losses are based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on operating results for the interim 2010 periods.

Net interest income for the six-month 2010 period totaled $66.5 million, a 4.2% decrease compared to $69.4 million in 2009.  Net interest income for the three months ended June 30, 2010 totaled $32.9 million, an 8.8% decrease compared to $36.1 million in 2009.  The net interest margin approximated 2.88% for the three months

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

ended June 30, 2010, a 15 basis-point decrease compared to 3.03% for the three months ended March 31, 2010, and a 14 basis-point decrease compared to 3.02% for the three months ended June 30, 2009.  Several factors impacted the 2010 margin, including further growth in nonperforming loans, substantially higher levels of cash and cash equivalents which have minimal interest rates and upward pressure on the cost of funds despite a relatively stable very low interest rate environment.  It is difficult to speculate on future changes in net interest margin.

Noninterest income for the six months ended June 30, 2010 approximated $12.4 million, a 9.4% increase compared to $11.4 million for the same period in 2009, primarily due to a gain on debt extinguishment resulting from the issuance of 1.4 million shares of common stock in satisfaction of $4.6 million of promissory notes.  Noninterest income for the three months ended June 30, 2010 totaled $5.4 million, an 18.8% decrease compared to $6.7 million for the same period in 2009.  Fees from origination of non-portfolio residential mortgage loans totaled $844,000 for the first six months of 2010, a large decrease from $2.3 million for the comparable period in 2009, due to substantially lower loan origination volume of $59.6 million compared to $204.8 million, respectively.

Noninterest expense totaled $101.9 million for the six-month 2010 period compared to $95.3 million for the comparable period of 2009.  The net increase in noninterest expense related to costs associated with foreclosed properties and other real estate owned and regulatory fees.  Costs associated with foreclosed properties and other real estate increased $12.4 million (148%) to $20.8 million in the six-month 2010 period ($8.4 million in the 2009 period) due to higher levels of other real estate owned.  The cost of FDIC insurance and other regulatory fees also increased $1.7 million (24%) to $8.6 million ($7.0 million in the 2009 period).

The largest element of noninterest expense is salaries and employee benefits, which approximated $40.7 million for the six months ended June 30, 2010, a decrease of 19.5% from $50.6 million in the corresponding period of 2009, as a result of Capitol's efforts to reduce and streamline staffing at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following for the periods ended June 30 (in $1,000s):

	Three Month Period(1)		Six Month Period(1)
	2010	2009	2010	2009

Professional fees, excluding legal	$926	$365	$3,117	$656
Legal fees	1,513	553	2,510	1,002
Loan and collection expense	624	649	1,649	1,228
Directors' fees	525	541	983	1,183
Advertising	463	468	942	929
Paper, printing and supplies	475	473	876	928
Insurance	473	160	799	323
Bank services (ATMs, telephone banking and Internet banking)	356	671	729	1,327
Travel, lodging and meals	448	465	744	836
Communications	379	398	725	864
Postage	246	287	549	578
Taxes other than income taxes	212	232	386	422
Dues and memberships	162	206	356	397
Courier service	163	169	320	335
Contracted labor	73	35	191	75
Publications	51	69	106	120
Other	946	1,230	2,006	2,748

Total	$8,035	$6,971	$16,988	$13,951

(1)      Excludes amounts related to operations discontinued in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the six months ended June 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Arizona Region:
Bank of Tucson	$6,406	$6,428	$1,091	$1,066	11.00%	12.24%	1.03%	1.09%
Central Arizona Bank	1,867	2,010	(2,025)	(1,475)
Southern Arizona Community Bank	2,624	2,621	441	21	9.04%	0.46%	0.92%	0.05%
Sunrise Bank of Albuquerque	1,865	2,124	(2,134)	(457)
Sunrise Bank of Arizona	9,710	13,391	(26,673)	(12,183)
Yuma Community Bank(3)(10)		2,379		312		8.55%		0.87%
Arizona Region Total	22,472	28,953	(29,300)	(12,716)

California Region:
Bank of Feather River	1,164	957	42	(30)	1.37%		0.25%
Bank of San Francisco	2,799	2,153	385	21	8.92%	0.50%	0.83%	0.05%
Bank of Santa Barbara(4)(10)		1,810		(638)
Napa Community Bank(10)	2,947	4,497	(77)	926		11.87%		1.29%
Sunrise Bank(8)	6,899	7,442	(2,662)	(2,370)
California Region Total	13,809	16,859	(2,312)	(2,091)

Colorado Region:
Fort Collins Commerce Bank	2,910	2,532	166	166	3.46%	3.48%	0.35%	0.40%
Larimer Bank of Commerce	2,718	2,613	355	183	8.99%	4.60%	0.78%	0.42%
Loveland Bank of Commerce	1,276	893	127	(177)	4.06%		0.64%
Mountain View Bank of Commerce	1,401	1,066	47	(113)	1.33%		0.19%
Colorado Region Total	8,305	7,104	695	59

Great Lakes Region:
Bank of Maumee	1,231	1,318	(1,108)	(217)
Bank of Michigan	2,222	2,342	(288)	12		0.53%		0.04%
Capitol National Bank	5,022	6,248	(2,193)	(1,147)
Evansville Commerce Bank	1,420	1,789	(239)	(245)
Indiana Community Bank(9)	3,922	4,656	(2,454)	(1,144)
Michigan Commerce Bank(5)	32,181	37,820	(40,862)	(13,871)
Ohio Commerce Bank(10)	1,934	1,403	226	(66)	5.68%		0.78%
Great Lakes Region Total	47,932	55,576	(46,918)	(16,678)

Midwest Region
Adams Dairy Bank	1,254	1,097	(59)	(50)
Bank of Belleville(10)	1,048	1,900	18	13	1.02%	0.37%	0.10%	0.04%
Community Bank of Lincoln	1,295	1,792	(678)	(268)
Summit Bank of Kansas City(4)		1,866		24		0.70%		0.08%
Midwest Region Total	3,597	6,655	(719)	(281)

Nevada Region:
1st Commerce Bank	912	1,252	(1,173)	(474)
Bank of Las Vegas(6)	9,663	13,565	(22,841)	(2,564)
Nevada Region Total	10,575	14,817	(24,014)	(3,038)

Northeast Region:
USNY Bank	1,945	1,394	434	(243)	16.28%		1.32%

Northwest Region:
Bank of the Northwest(7)	4,009	4,779	(1,008)	(2,436)
High Desert Bank	1,154	1,178	(271)	(829)
Northwest Region Total	5,163	5,957	(1,279)	(3,265)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Southeast Region:
Bank of Valdosta	$1,220	$1,491	$(1,002)	$(218)
Community Bank of Rowan(11)		3,222		298		5.64%		0.46%
First Carolina State Bank	2,310	2,831	(1,616)	(492)
Peoples State Bank	601	699	(475)	(109)
Pisgah Community Bank	1,009	1,059	(7,773)	(243)
Sunrise Bank of Atlanta	1,541	1,964	(3,528)	(215)
Southeast Region Total	6,681	11,266	(14,394)	(979)

Texas Region:
Bank of Fort Bend	1,030	661	(31)	(309)
Bank of Las Colinas	1,070	936	(28)	(182)
Texas Region Total	2,100	1,597	(59)	(491)

Parent company and other, net	1,273	(39)	12,007	(11,144)
Less discontinued operations(10)	(5,929)	(11,989)

Consolidated totals for continuing operations	$117,923	$138,150	$(105,859)	$(50,867)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)	Capitol sold its ownership in Yuma Community Bank effective September 21, 2009. The Bank's operations are included in Capitol's consolidated totals through that date.
(4)
Bank of Santa Barbara and Summit Bank of Kansas City are majority-owned subsidiaries of Capitol Development Bancorp Limited (CDBL) III, of which Capitol ceased to have majority voting control effective September 30, 2009.  Thus, effective September 30, 2009, those banks and CDBL III ceased to be consolidated subsidiaries of Capitol.

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

(10)	Total revenues of these banks are included in income from discontinued operations.
(11)
As of December 31, 2009, Community Bank of Rowan (CBR) was a majority-owned subsidiary of Capitol Development Bancorp Limited III (CDBL III) which, due to a change in control effective September 30, 2009, was an unconsolidated affiliate of Capitol.  Effective June 30, 2010, CDBL III transferred its controlling interest in CBR to Capitol in exchange for preferred stock of Capitol and, accordingly, CBR became a consolidated subsidiary of Capitol on that date.

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) increased $34.8 million during the six months ended June 30, 2010 compared to a $209 million increase in the corresponding period of 2009.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Brokered deposits approximated $534 million as of June 30, 2010, or about 13% of total deposits, a decrease of $246 million during the six-month 2010 period, as the banks have sought to reduce use of that funding source based on maturity and interest-rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  Brokered deposits at June 30, 2010 include about $105 million of relationship-based structured time accounts.  Banks that are classified as less than well-capitalized are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than adequately-capitalized, renewal of brokered deposits is generally prohibited.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Noninterest-bearing deposits approximated 16.3% of total deposits at June 30, 2010, an increase from 15.1% at December 31, 2009, and an increase of $58 million in the 2010 interim period compared to an increase of $18 million during the 2009 period (excluding discontinued operations).  Levels of noninterest-bearing deposits can, however, fluctuate based on customers' transaction activity.

During the 2010 period, however, interest-bearing deposits decreased about $23.2 million.  Although interest-bearing deposits decreased, higher relative rates on those balances (particularly with time deposit accounts) coupled with deployment of funds into liquid assets, net interest margins have decreased.

Interim 2010 deposit growth, coupled with funds derived from reductions in portfolio loans, were primarily used to reduce debt obligations and increase liquidity.

Cash and cash equivalents amounted to $924.6 million or 19.5% of total assets at June 30, 2010, compared to $771.1 million or 15% of total assets at December 31, 2009 as reductions in portfolio loans (principally repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Management believes the banks' liquidity position at June 30, 2010 is adequate to fund loan demand and meet depositor needs.  In the current low interest rate environment, deployment of deposit growth into cash and cash equivalents adversely impacts net interest margin.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At June 30, 2010, Capitol's banks had approximately $24 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $205 million at June 30, 2010 and additional borrowing capacity approximated $267 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the credit worthiness of Capitol's participating banks and related matters.  Total notes payable and other borrowings were $215 million at June 30, 2010, a reduction of $53 million from the beginning of the year, as deposit growth and other sources of funds enabled repayment of select borrowings in addition to an extinguishment of debt in exchange for common stock.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago.  Accrued interest payable on such securities approximated $18.1 million and $11.2 million at June 30, 2010 and December 31, 2009, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

In late May 2010, Capitol proposed an offer to exchange up to 2,908,200 shares of its common stock for any and all of its outstanding 10.50% trust-preferred securities of Capitol Trust XII (the Trust XII Preferred Securities).  For each $10.00 liquidation amount of the Trust XII Preferred Securities, Capitol would issue 2 shares of its common stock under the terms of the proposed exchange offer.  No accrued and unpaid interest with respect to the Trust XII Preferred Securities will be paid to holders tendering any such securities in the proposed exchange offer.  The proposed exchange offer has been extended to August 31, 2010 and the amount of Trust XII Preferred Securities which may be exchanged, if any, cannot be determined until the exchange proposal is completed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 1.86% at June 30, 2010 and 3.14% at December 31, 2009.  As of June 30, 2010, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $304 million or 6.40% of total assets.  Capitol's capital ratios declined significantly during the interim 2010 period due to the large loss incurred from operations.

Capitol and its banks are subject to complex regulatory capital requirements, which require maintaining certain minimum capital ratios.  These ratio measurements, in addition to certain other requirements, are used by regulatory agencies to determine the level of regulatory intervention and enforcement applied to financial institutions.

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009
Arizona Region:
Bank of Tucson	9.31%	9.67%	12.30%	10.78%	13.56%	11.86%	well-capitalized	well-capitalized
Central Arizona Bank	2.43%	5.13%	3.50%	7.13%	4.78%	8.42%	significantly-undercapitalized	adequately-capitalized
Southern Arizona Community Bank	9.35%	9.47%	11.93%	11.03%	13.18%	12.28%	well-capitalized	well-capitalized
Sunrise Bank of Albuquerque	3.55%	6.27%	4.85%	8.07%	6.12%	9.33%	undercapitalized	adequately-capitalized(6)
Sunrise Bank of Arizona	2.06%	3.62%	2.76%	5.01%	4.07%	6.30%	significantly-undercapitalized	undercapitalized

California Region:
Bank of Feather River(4)	18.41%	18.59%	22.44%	25.84%	23.69%	27.09%	well-capitalized	well-capitalized
Bank of San Francisco	8.85%	9.12%	10.36%	10.37%	11.62%	11.63%	well-capitalized	well-capitalized
Sunrise Bank(10)	7.60%	7.97%	10.39%	10.57%	11.67%	11.83%	adequately-capitalized(6)	well-capitalized

Colorado Region:
Fort Collins Commerce Bank	9.85%	10.35%	11.66%	11.77%	12.91%	13.03%	well-capitalized	well-capitalized
Larimer Bank of Commerce(4)	8.81%	8.70%	10.98%	10.96%	12.24%	12.22%	well-capitalized	well-capitalized
Loveland Bank of Commerce(4)	15.85%	15.48%	19.28%	18.01%	20.54%	19.26%	well-capitalized	well-capitalized
Mountain View Bank of Commerce(4)	13.67%	14.20%	17.87%	17.99%	19.13%	19.24%	well-capitalized	well-capitalized

Great Lakes Region:
Bank of Maumee(4)	6.66%	8.50%	8.84%	10.42%	10.14%	11.68%	well-capitalized	well-capitalized
Bank of Michigan	6.42%	7.11%	10.67%	11.19%	11.93%	12.44%	well-capitalized	well-capitalized
Capitol National Bank	5.63%	6.45%	7.28%	8.15%	8.59%	9.44%	adequately-capitalized(6)	adequately-capitalized(6)
Evansville Commerce Bank(4)	8.49%	8.01%	11.95%	11.28%	13.22%	12.55%	well-capitalized	well-capitalized
Indiana Community Bank(11)	5.22%	8.11%	7.65%	10.81%	8.93%	12.08%	adequately-capitalized(6)	adequately-capitalized(6)
Michigan Commerce Bank(7)	2.04%	4.03%	2.63%	5.00%	3.94%	6.30%	significantly-undercapitalized	undercapitalized

Midwest Region:
Adams Dairy Bank(4)	16.05%	16.30%	19.98%	21.04%	20.95%	22.00%	well-capitalized	well-capitalized
Community Bank of Lincoln(4)	8.22%	9.11%	13.43%	12.82%	14.72%	14.09%	well-capitalized	well-capitalized

Nevada Region:
1st Commerce Bank(4)	3.70%	7.08%	5.64%	8.89%	6.93%	10.20%	undercapitalized	well-capitalized
Bank of Las Vegas(8)	2.07%	5.08%	2.79%	6.25%	4.09%	7.51%	significantly-undercapitalized	undercapitalized

Northeast Region:
USNY Bank(4)	8.25%	8.30%	9.74%	9.67%	11.00%	10.93%	well-capitalized	well-capitalized

Northwest Region:
Bank of the Northwest(9)	9.58%	15.16%	13.25%	20.75%	14.53%	22.01%	adequately-capitalized(6)	well-capitalized
High Desert Bank(4)	9.06%	8.45%	11.47%	11.28%	12.75%	12.55%	adequately-capitalized(6)	adequately-capitalized(6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Regulatory capital position – continued:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009
Southeast Region:
Bank of Valdosta(4)(12)	5.54%	7.12%	9.27%	11.19%	10.54%	12.46%	adequately-capitalized(6)	adequately-capitalized(6)
Community Bank of Rowan	6.98%	8.17%	9.74%	10.52%	11.00%	11.77%	well-capitalized	well-capitalized
First Carolina State Bank	5.78%	7.08%	7.89%	9.18%	9.15%	10.44%	adequately-capitalized	well-capitalized
Peoples State Bank(12)	6.74%	8.67%	10.63%	13.07%	11.90%	14.34%	well-capitalized	well-capitalized
Pisgah Community Bank(4)	3.03%	10.17%	5.34%	14.39%	6.63%	15.66%	undercapitalized	well-capitalized
Sunrise Bank of Atlanta(4)(12)	1.26%	3.92%	1.88%	4.91%	3.20%	6.22%	critically-undercapitalized(12)	undercapitalized

Texas Region:
Bank of Fort Bend(4)	14.35%	16.05%	18.47%	19.76%	19.73%	21.01%	well-capitalized	well-capitalized
Bank of Las Colinas(4)	12.12%	12.56%	14.94%	16.54%	16.20%	17.81%	well-capitalized	well-capitalized

Consolidated totals	2.39%	4.61%	3.19%	5.99%	6.38%	9.46%	undercapitalized	adequately-capitalized

(1)	The minimum required Tier 1 leverage ratio and Tier 1 risk-based capital ratio is 4% (8% for de novo institutions).
(2)	The minimum required total risk-based capital ratio is 8%.
(3)
In order to be classified as a 'well-capitalized' institution, the total risk-based capital ratio must be 10% or more.  To be classified as an 'adequately-capitalized' institution, the total risk-based capital ratio must be between 8% and 10%.  Institutions are classified as 'undercapitalized' when the total risk-based ratio is between 6% and 8% and 'significantly-undercapitalized' when such ratio falls below 6%.  Institutions with a Tier 1 leverage ratio below 2% are classified as 'critically-undercapitalized'.

(4)	A de novo institution which is subject to higher minimum ratio requirements as noted in (1) above for up to the first five years of operations.
(5)	Ratios are based on the regulatory reports filed at original due date which is generally within 30 days after quarter-end.
(6)	The institution is subject to a regulatory agreement and, accordingly, cannot be classified better than adequately-capitalized.
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

(12)
Effective July 30, 2010, Peoples State Bank and Sunrise Bank of Atlanta merged with and into Bank of Valdosta.  Upon completion of the merger, the surviving bank was renamed Sunrise Bank.  Prior to the merger, each of the banks was either a majority-owned subsidiary of Capitol or majority-owned by a bank-development subsidiary in which Capitol holds a controlling interest.  Also upon completion of that merger, the critically-undercapitalized status of Sunrise Bank of Atlanta was satisfactorily resolved.  The merged institution resulted in having a regulatory capital level such that it would be classified as undercapitalized.

Banks less than adequately-capitalized may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The summary above indicates that Capitol, on a consolidated basis, was classified as less than adequately-capitalized at June 30, 2010.

Capitol's total risk-based capital ratio at June 30, 2010 was adversely impacted by the exclusion of approximately $54.3 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  Tier 1 capital decreased during the six months ended June 30, 2010 as a result of operating losses; however, the Tier 2 limitation did not apply to Capitol's regulatory capital computations at earlier measurement dates.

In addition to Capitol's consolidated regulatory capital classification at June 30, 2010, several of its bank subsidiaries had capital levels resulting in classification as undercapitalized or significantly-undercapitalized at that date.  Further, one bank was classified as critically-undercapitalized at June 30, 2010; however, that bank's adverse

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

capital classification was resolved on July 30, 2010 as a result of a merger transaction with other affiliated banks.  Regarding banks classified as undercapitalized or significantly-undercapitalized, and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Capitol anticipates augmenting the capital levels of its less than adequately-capitalized bank subsidiaries through allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, gains on divestiture of some bank subsidiaries and other initiatives.

In April 2010, Capitol completed an offering of 2.5 million shares of previously unissued common stock and warrants for the purchase of 1.25 million additional shares of common stock, resulting in net proceeds approximating $6.8 million with a corresponding increase to Capitol's stockholders' equity.  The warrants have an exercise price of $3.50 per warrant and expire in 2013.

On June 30, 2010, Capitol issued an aggregate 95,000 shares of its Series A Noncumulative Perpetual Preferred Stock (the Series A Preferred Stock).  Of that aggregate issuance, 44,020 shares were issued to a consolidated subsidiary of Capitol and, accordingly, have been eliminated in consolidation.  The remaining 50,980 shares were issued to an affiliate bank-development company which is an unconsolidated affiliate of Capitol.  The liquidation preference of the shares issued was $100.00 per share, for an aggregate issuance price of $9.5 million of which $4.4 million has been eliminated upon consolidation.  The Series A Preferred Stock is nonvoting and callable at Capitol's option after 36 months from date of issuance at $100.00 per share plus any accrued dividends.  Dividends on such shares are payable only when and if declared by Capitol's board of directors based on an annual rate of 6%.

Trends Affecting Operations

During interim periods of 2010, Capitol has incurred significant net losses from operations, primarily resulting from additional loan losses associated with a continuing uncertain economy and operating environment.  Those operating losses have resulted in a significant erosion of capital and other regulatory matters which are discussed elsewhere in this document.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which include, but are not limited to, the following:

•
Significant proceeds from pending future bank sales to enable timely deployment to improve capital adequacy at remaining bank subsidiaries, in addition to raising additional capital at the parent-company level;

•	Future abatement of loan losses and losses associated with other nonperforming assets;
•	Future reduction in operating expenses;
•	Future improvement in net interest margin; and
•	Future conversion of nonperforming assets to earning assets.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has maintained interbank borrowing rates at record low levels and has also expressed concerns about a variety of macro economic issues.  Home

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations – Continued

mortgage rates have fluctuated and residential real estate markets have deteriorated in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of earlier subprime and other residential mortgage "meltdown" issues; Capitol believes its exposure to the residential real estate crisis to be generally minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, result in lower interest income to Capitol in the near term in the current interest-rate environment; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

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

As of June 30, 2010, mergers of some of Capitol's banking subsidiaries have been completed in Arizona, southern California, Indiana, Michigan, Nevada and the Pacific Northwest.  The resulting merged institutions have been combined on a regional basis to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.  Effective July 30, 2010, Capitol completed the merger of three consolidated bank subsidiaries located in Georgia.

Proposed Spin-off of Michigan Commerce Bancorp Limited

In July 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited as an independent publicly-traded company through a spin-off transaction.  Capitol has deferred plans to complete the proposed spin-off.

Pending Divestiture of Banks

Capitol has entered into definitive agreements to sell its interests (or controlling interest held by bank-development subsidiaries) in the following institutions:  Adams Dairy Bank, Bank of Fort Bend, Bank of Las Colinas, Bank of San Francisco, Community Bank of Rowan, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Mountain View Bank of Commerce and USNY Bank.  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 43 and 44.  Total proceeds from the pending sales are expected to approximate $53.8 million, resulting in a gain of $10.4 million ($0.55 per share) and are expected to be consummated throughout the remainder of 2010, subject to regulatory approval and other significant contingencies.  The sale of Bank of Belleville was completed April 27, 2010 with aggregate proceeds of $5.0 million and a gain on sale approximating $1.2 million.  The sale of Napa Community Bank was completed April 30, 2010 with aggregate proceeds of $21.6 million and a gain on sale approximating $7.4 million.  Under the terms of the sale transaction, Capitol could receive additional proceeds (and a future corresponding gain, if any such additional proceeds are ultimately received) of up to $5.3 million in the future, subject to Napa Community Bank's future financial performance.  The sale of Ohio Commerce Bank was completed June 30, 2010 with aggregate proceeds of $6.5 million and a gain on sale approximating $1.5 million.  The sale of Community Bank of Lincoln was completed July 30, 2010 with aggregate proceeds of $3.7 million and a gain on sale approximating $1.4 million, which will be reflected in Capitol's third quarter 2010 financial statements with other sales completed during that period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Agreements

In September 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Reserve Bank under which Capitol has agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums on subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

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

Certain of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on pages 38-39.

Recent Developments

On July 21, 2010, the Dodd-Frank Act was signed into law and significantly changes future regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of FDIC insurance coverage and impose new capital requirements on bank holding companies including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, is uncertain at this time.

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
June 30, 2010

(in $1,000s)
		Pending
		Future
	Historical	Sale of Bank
	Amounts	Subsidiaries	Pro Forma
	As Reported	(Note A)	Consolidated

ASSETS

Cash and cash equivalents	$924,638	$(69,156)	$855,482
Loans held for sale	5,931	(748)	5,183
Investment securities	27,294	(11,402)	15,892
Portfolio loans	3,617,364	(638,749)	2,978,615
Less allowance for loan losses	(160,482)	12,511	(147,971)
Net portfolio loans	3,456,882	(626,238)	2,830,644
Premises and equipment, net	46,290	(7,227)	39,063
Goodwill	66,099	-	66,099
Other real estate owned	108,715	(1,571)	107,144
Other assets	112,846	(10,987)	101,859

TOTAL ASSETS	$4,748,695	$(727,329)	$4,021,366

LIABILITIES AND EQUITY

Liabilities:
Deposits	$4,183,217	$(650,992)	$3,532,225
Debt obligations	382,497	(47,616)	334,881
Other liabilities	46,391	(1,524)	44,867
Total liabilities	4,612,105	(700,132)	3,911,973

Equity:
Capitol Bancorp Limited stockholders' equity:
Preferred stock	5,098		5,098
Common stock	288,186		288,186
Retained-earnings deficit--Note B	(204,636)	10,388	(194,248)
Other, net	(351)		(351)
Total Capitol Bancorp Limited stockholders' equity	88,297	10,388	98,685
Noncontrolling interests in consolidated subsidiaries	48,293	(37,585)	10,708
Total equity	136,590	(27,197)	109,393

TOTAL LIABILITIES AND EQUITY	$4,748,695	$(727,329)	$4,021,366

Nonperforming loans	$359,274	$(10,793)	$348,481
Real estate owned and other repossessed assets	108,815	(1,571)	107,244
Total nonperforming assets	$468,089	$(12,364)	$455,725

Selected capital ratios:
Total equity as a percentage of total assets	2.88%		2.72%
Total capital as a percentage of total assets--Note C	6.40%		6.89%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pending future sale of Adams Dairy Bank, Bank of Fort Bend, Bank of Las Colinas, Bank of San Francisco,
Community Bank of Lincoln, Community Bank of Rowan, Fort Collins Commerce Bank, Larimer Bank of
Commerce, Loveland Bank of Commerce, Mountain View Bank of Commerce and USNY Bank.

B--Estimated gain on pending sale of banks (see Note A), less transaction expenses. Sale proceeds are estimated to approximate $53.8 million.

C--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

(in $1,000s, except per-share data)

	Six Months Ended June 30, 2010				
		Pro Forma Adjustments			
	Historical Amounts	Completed Sale of Bank Subsidiaries (Note A)	Subtotal Pro Forma Consolidated	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 105,487		$ 105,487	$ (16,438)	$ 89,049
Interest expense	39,013		39,013	(4,571)	34,442
Net interest income	66,474		66,474	(11,867)	54,607
Provision for loan losses	93,641		93,641	(2,521)	91,120
Net interest income after provision for loan losses	(27,167)		(27,167)	(9,346)	(36,513)
Noninterest income	12,436		12,436	(1,260)	11,176
Noninterest expense	101,917		101,917	(9,306)	92,611
Loss before income taxes	(116,648)		(116,648)	(1,300)	(117,948)
Income tax expense (benefit)	(4,068)		(4,068)	(585)	(4,653)
Income (loss) from continuing operations	(112,580)		(112,580)	(715)	(113,295)
Discontinued operations:					
Income from operations of bank subsidiaries sold	259	(259)			
Gain on sales of bank subsidiaries	10,083	(10,083)			
Less income tax expense	3,621	(3,621)			
Income from discontinued operations	6,721	(6,721)			
NET LOSS	(105,859)	(6,721)	(112,580)	(715)	(113,295)
Net losses attributable to noncontrolling interests	16,974	167	17,141	441	17,582
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (88,885)	$ (6,554)	$ (95,439)	$ (274)	$ (95,713)
NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (4.67)		$ (5.01)		$ (5.02)

	Year Ended December 31, 2009					
		Pro Forma Adjustments				
	Historical Amounts (Note E)	2009 Sale of Yuma Community Bank (Note C)	2009 Sale of Bank of Santa Barbara (Note D)	Sale of Bank Subsidiaries Completed in 2010 through June 30 (Note A)	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 246,189				$ (35,166)	$ 211,023
Interest expense	105,772				(12,634)	93,138
Net interest income	140,417				(22,532)	117,885
Provision for loan losses	185,078				(6,948)	178,130
Net interest income after provision for loan losses	(44,661)				(15,584)	(60,245)
Noninterest income	26,379				(2,456)	23,923
Noninterest expense	228,824				(19,929)	208,895
Loss before income taxes	(247,106)				1,889	(245,217)
Income tax expense (benefit)	18,506				(3,726)	14,780
Income (loss) from continuing operations	(265,612)				5,615	(259,997)
Discontinued operations:						
Income from operations of bank subsidiaries sold	(203)	(611)	2,197	(1,383)		
Gain on sales of bank subsidiaries	1,187	(1,187)				
Less income tax expense	(88)	(239)	897	(570)		
Income from discontinued operations	1,072	(1,559)	1,300	(813)		
NET LOSS	(264,540)	(1,559)	1,300	(813)	5,615	(259,997)
Net losses attributable to noncontrolling interests	69,371	-	(1,258)	321	(5,076)	63,357
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (195,169)	$ (1,559)	$ 42	$ (492)	$ 539	$ (196,640)
NET LOSS PER SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (11.28)					$ (11.37)

A--On April 27, 2010, Bank of Belleville (BBV) was sold for approximately $5.0 million in sale proceeds. On April 30, 2010, Napa Community Bank (NCB) was sold for approximately $21.6 million in sale proceeds. On June 30, 2010, Ohio Commerce Bank (OCB) was sold for approximately $6.5 million in sale proceeds. The pro forma adjustment for the six months ended June 30, 2010 removes the operating results of BBV, NCB and OCB and related net gain on the sales of approximately $1.2 million, $7.4 million and $1.5 million, respectively, as if the sales had occurred at the beginning of the period presented. The pro forma adjustment for the year ended December 31, 2009 removes the operating results of BBV, NCB and OCB as if the sales occurred at the beginning of the period presented.

B--Pending future sale of Adams Dairy Bank, Bank of Fort Bend, Bank of Las Colinas, Bank of San Francisco, Community Bank of Lincoln, Community Bank of Rowan, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Mountain View Bank of Commerce, and USNY Bank. The pro forma adjustment removes the operating results of these eleven banks as if the sales occurred at the beginning of the period presented. Sale proceeds on pending future sale of banks are estimated to approximate $53.8 million and the gain is estimated to approximate $10.4 million, after giving effect to estimated transaction expenses.

C--On September 21, 2009, Yuma Community Bank (YCB) was sold for approximately $9.5 million in sale proceeds. The pro forma adjustment removes the operating results of YCB and related net gain on the sale of approximately $1.2 million as if the sale had occurred at the beginning of the period presented.

D--In November 2009, Bank of Santa Barbara (BSB), was sold for approximately $3.9 million in sale proceeds. BSB was a subsidiary of Capitol through September 30, 2009. The pro forma adjustment removes the operating results of BSB as if the sale had occurred at the beginning of the period presented.

E--The historical results of operations of YCB, BSB, BBV, NCB and OCB were combined and reclassified to discontinued operations for presentation purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Impact of Accounting Standards Updates

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Capitol's Chief Executive Officer and Chief Financial Officer of the effectiveness of Capitol's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Capitol's disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by Capitol in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Capitol's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2009 during the six months ended June 30, 2010.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

In addition to the foregoing, additional risk factors in the current operating environment exist:

During interim periods of 2010, Capitol has incurred significant net losses from operations, primarily resulting from additional loan losses associated with a continuing uncertain economy and operating environment.  Those operating losses have resulted in a significant erosion of capital and regulatory matters which are discussed elsewhere in this document.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which include, but are not limited to, the following:

•  Significant proceeds from pending future bank sales to enable timely deployment to improve capital adequacy at remaining bank subsidiaries, in addition to raising additional capital at the parent-company level;
•  Future abatement of loan losses and losses associated with other nonperforming assets;
•  Future reduction in operating expenses;
•  Future improvement in net interest margin; and
•  Future conversion of nonperforming assets to earning assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	[Removed and Reserved.]
Item 5.	Other Information. None.

PART II.  OTHER INFORMATION – Continued

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

CAPITOL BANCORP LTD. (Registrant)
Date: August 16, 2010	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: August 16, 2010	/s/ Lee W. Hendrickson Lee W. Hendrickson (principal financial officer/ principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.