Form 10-Q
period 2010-09-30
CAPITOL BANCORP LTD
filed 2010-11-15
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, No par value	21,622,856 shares

INDEX

PART I.                      FINANCIAL INFORMATION

Forward-Looking Statements
Some statements contained in this document, including consolidated financial statements of Capitol Bancorp Limited (Capitol or the Corporation), Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or operating strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banks and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) changes in management, (xii) consummation of pending sales of certain bank subsidiaries, (xiii) completion of Capitol's selective bank divestiture activities, (xiv) other risks detailed in Capitol's other filings with the Securities and Exchange Commission (SEC), and (xv) the following, among others:

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

•  Volatility of rate-sensitive deposits;

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

•  The current prohibition of Capitol's payment of cash dividends on its common stock and periodic payments on its trust-preferred securities without prior written regulatory authorization;

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

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

Forward-Looking Statements – Continued

•  Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on Capitol through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements and operational limitations;

•  Changes in general economic or industry conditions, nationally or in the communities and regions in which Capitol conducts business;

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

•  The risk that Capitol may not be able to complete its various proposed divestitures, mergers and consolidations of certain of its subsidiary banks or, if completed, realize the anticipated benefits of the proposed mergers and/or consolidations;

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(in $1,000s, except share and per-share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$86,917	$69,190
Money market and interest-bearing deposits	725,141	657,846
Federal funds sold	1,455	4,863
Cash and cash equivalents	813,513	731,899
Loans held for sale	7,736	11,119
Investment securities -- Note C:
Available for sale, carried at fair value	27,253	39,776
Held for long-term investment, carried at
amortized cost which approximates fair value	3,422	5,791
Total investment securities	30,675	45,567
Federal Home Loan Bank and Federal Reserve
Bank stock (carried on the basis of cost) -- Note C	22,020	21,646
Portfolio loans:
Loans secured by real estate:
Commercial	1,699,958	1,812,387
Residential (including multi-family)	648,507	679,847
Construction, land development and other land	357,587	444,420
Total loans secured by real estate	2,706,052	2,936,654
Commercial and other business-purpose loans	488,300	580,524
Consumer	32,308	37,336
Other	25,282	24,486
Total portfolio loans	3,251,942	3,579,000
Less allowance for loan losses	(148,777	(136,184)
Net portfolio loans	3,103,165	3,442,816
Premises and equipment	42,281	44,779
Accrued interest income	11,582	13,893
Goodwill	66,105	66,126
Other real estate owned	108,424	111,102
Recoverable income taxes	1,825	43,763
Other assets	30,262	39,099
Assets of discontinued operations -- Note D	--	560,131

TOTAL ASSETS	$4,237,588	$5,131,940

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$648,416	$577,858
Interest-bearing	3,148,132	3,364,521
Total deposits	3,796,548	3,942,379
Debt obligations:
Notes payable and other borrowings	144,282	243,747
Subordinated debentures -- Note H	167,550	167,441
Total debt obligations	311,832	411,188
Accrued interest on deposits and other liabilities	51,524	43,162
Liabilities of discontinued operations -- Note D	--	501,605
Total liabilities	4,159,904	4,898,334

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Notes F and N:
Preferred stock (Series A), 700,000 shares authorized
($100 per-share liquidation preference); 50,980 shares
issued and outstanding in 2010 (none in 2009) -- Note I	5,098	--
Preferred stock (for potential future issuance),
19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2010 - 21,623,056 shares
2009 - 17,545,631 shares	288,031	277,707
Retained-earnings deficit	(245,397	(115,751)
Undistributed common stock held by employee-benefit trust	(558	(558)
Fair value adjustment (net of tax effect) for investment securities
available for sale (accumulated other comprehensive income)	198	(63)
Total Capitol Bancorp Limited stockholders' equity	47,372	161,335
Noncontrolling interests in consolidated subsidiaries	30,312	72,271
Total equity	77,684	233,606

TOTAL LIABILITIES AND EQUITY	$4,237,588	$5,131,940

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
(in $1,000s, except per share data)

	Three Month Period		Nine Month Period
	2010	2009	2010	2009
Interest income:
Portfolio loans (including fees)	$47,527	$55,640	$144,781	$170,792
Loans held for sale	72	136	194	515
Taxable investment securities	126	89	437	262
Federal funds sold	2	16	10	53
Other	682	439	1,856	1,144
Total interest income	48,409	56,320	147,278	172,766
Interest expense:
Deposits	13,027	18,585	41,648	60,640
Debt obligations and other	4,098	5,756	12,931	17,317
Total interest expense	17,125	24,341	54,579	77,957
Net interest income	31,284	31,979	92,699	94,809
Provision for loan losses	34,160	44,482	126,918	109,402
Net interest income deficiency after
provision for loan losses	(2,876)	(12,503)	(34,219)	(14,593)
Noninterest income:
Service charges on deposit accounts	1,071	1,339	3,225	3,922
Trust and wealth-management revenue	960	1,288	3,282	3,811
Fees from origination of non-portfolio residential
mortgage loans	617	624	1,427	2,402
Gain on sale of government-guaranteed loans	901	643	1,508	919
Realized gain (loss) on sale of investment securities
available for sale	(4)	41	10	42
Gain on debt extinguishment			1,255
Other	3,353	939	7,951	3,959
Total noninterest income	6,898	4,874	18,658	15,055
Noninterest expense:
Salaries and employee benefits	18,989	20,705	57,871	68,343
Occupancy	4,103	4,187	12,592	12,613
Equipment rent, depreciation and maintenance	2,369	2,765	7,987	8,806
Costs associated with foreclosed properties and other
real estate owned	14,645	9,577	35,386	17,916
FDIC insurance premiums and other regulatory fees	3,733	3,455	12,136	9,964
Other	7,918	8,068	23,177	19,570
Total noninterest expense	51,757	48,757	149,149	137,212
Loss before income taxes	(47,735)	(56,386)	(164,710)	(136,750)
Income taxes (benefit)	56	66,436	(4,258)	37,268
Loss from continuing operations	(47,791)	(122,822)	(160,452)	(174,018)
Discontinued operations -- Note D:
Income (loss) from operations of bank subsidiaries sold	268	(206)	854	467
Gain on sale of bank subsidiaries	3,296	1,187	13,379	1,187
Less income tax expense	1,292	6,274	5,159	6,618
Income (loss) from discontinued operations	2,272	(5,293)	9,074	(4,964)
NET LOSS	(45,519)	(128,115)	(151,378)	(178,982)
Net losses attributable to noncontrolling interests in
consolidated subsidiaries	4,758	45,426	21,732	59,315

NET LOSS ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(40,761)	$(82,689)	$(129,646)	$(119,667)

NET LOSS PER COMMON SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note G	$(1.91)	$(4.75)	$(6.54)	$(6.93)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(in $1,000s)

	2010	2009

OPERATING ACTIVITIES
Net loss	$(151,378)	$(178,982)
Adjustments to reconcile net loss to net cash provided
by operating activities (including discontinued operations):
Provision for loan losses	129,259	114,909
Depreciation of premises and equipment	6,305	7,841
Amortization of intangibles	169	2,486
Net amortization (accretion) of investment security premiums (discounts)	281	(38)
Loss on sale of premises and equipment	258	107
Gain on sale of government-guaranteed loans	(1,869)	(1,887)
Gain on sale of bank subsidiaries	(13,379)	(1,187)
Gain on debt extinguishment	(1,255)	--
Realized gain on sale of investment securities available for sale	(10)	(42)
Loss on sale of other real estate owned	1,744	1,007
Write-down of other real estate owned	25,804	13,002
Amortization of issuance costs of subordinated debentures	109	109
Share-based compensation expense	435	719
Deferred income tax credit	(47,933)	(48,907)
Valuation allowance for deferred income tax assets	49,393	55,992
Originations and purchases of loans held for sale	(89,100)	(261,950)
Proceeds from sales of loans held for sale	91,994	257,552
Decrease in accrued interest income and other assets	62,201	59,940
Increase in accrued interest expense on deposits and other liabilities	9,086	2,751

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,114	23,422

INVESTING ACTIVITIES
Cash equivalents of acquired bank affiliate	18,949	--
Proceeds from sales of investment securities available for sale	22,075	916
Proceeds from calls, prepayments and maturities of investment
securities	14,935	14,529
Purchases of investment securities	(22,298)	(32,111)
Purchase of Federal Home Loan Bank stock	(1,411)	(1,672)
Redemption of Federal Home Loan Bank stock by issuer	1,169	637
Net decrease in portfolio loans	130,227	105,141
Proceeds from sales of government-guaranteed loans	15,192	25,500
Proceeds from sales of premises and equipment	3,742	1,974
Purchases of premises and equipment	(7,420)	(3,655)
Proceeds from sales of bank subsidiaries	33,084	9,506
Proceeds from sales of other real estate owned	35,590	11,182

NET CASH PROVIDED BY INVESTING ACTIVITIES	243,834	131,947

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	76,222	295,852
Net decrease in certificates of deposit	(187,619)	(27,992)
Net borrowings from (payments on) debt obligations	(1,548)	953
Proceeds from Federal Home Loan Bank borrowings	541,480	2,768,830
Payments on Federal Home Loan Bank borrowings	(649,067)	(2,876,522)
Resources provided by noncontrolling interests	--	134
Net proceeds from issuance of common stock	6,870	--
Tax effect of share-based payments	(293)	(169)
Cash dividends paid	--	(864)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(213,955)	160,222

INCREASE IN CASH AND CASH EQUIVALENTS	101,993	315,591

Change in cash and cash equivalents of discontinued operations	(20,379)	(10,913)

Cash and cash equivalents at beginning of period	731,899	519,436

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$813,513	$824,114

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$58,451	$88,356
Transfers of loans to other real estate owned	60,239	80,991
Surrender of common stock to facilitate exercise of stock options
and vesting of restricted stock	13	23

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

The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements as of that date.  Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Note B – Accounting Standards Updates

In December 2007, a new accounting standard was issued to create accounting and reporting requirements for noncontrolling interests in a subsidiary (when it is not wholly-owned) and for the deconsolidation of a subsidiary and became effective January 1, 2009.  In January 2010, an accounting standards update was issued clarifying the types of transactions that should be accounted for as a decrease in ownership of a subsidiary, which became effective for the Corporation on January 1, 2010 (with retrospective application to January 1, 2009) and did not materially affect the Corporation's financial position or results of operations upon implementation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note B – Accounting Standards Updates – Continued

In April 2010, an accounting standards update was issued clarifying that modifications of loans accounted for within a pool that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. Loans not accounted for within pools continue to be subject to the troubled debt restructuring accounting provisions.  This new guidance is effective for modifications of loans accounted for within pools occurring after July 1, 2010 and did not have a material effect on the Corporation's condensed consolidated financial statements upon implementation.

In July 2010, an accounting standards update was issued which will require significant new disclosures on a disaggregated basis about the allowance for loan losses and the credit quality of loans.  Under this standards update, a rollforward of the allowance for loan losses with the ending balance further disaggregated on the basis of the impairment methods used to establish loss estimates, along with the related ending loan balances and significant purchases and sales of loans during the period are to be disclosed by portfolio segment or classification used for reporting purposes.  Additional disclosures will be required by type of loan, including credit quality, aging of past-due loans, nonaccrual status and impairment information.  Disclosure of the nature and extent of troubled debt restructurings that occur during the period and their effect on the allowance for loan losses, as well as the effect on the allowance regarding troubled debt restructurings that occur within the prior 12 months that defaulted during the current reporting period, will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio's risk and performance.  The majority of the disclosures, which are required as of the end of a reporting period, are effective for interim and annual periods ending after December 15, 2010 and will be first included in the Corporation's annual financial statements for the year ending December 31, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010 and will be first disclosed in the Corporation's financial statements for the interim period ending March 31, 2011.  Management does not expect this new guidance will have an effect on the Corporation's annual and interim consolidated financial statements upon implementation except for expanded disclosures therein.

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

Investment securities consisted of the following (in $1,000s):

	September 30, 2010		December 31, 2009(1)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$504	$508	$1,500	$1,500
United States government agency	21,381	21,448	12,956	12,939
Mortgage-backed	4,656	4,876	24,690	24,598
Municipalities	411	421	727	739
	26,952	27,253	39,873	39,776
Held for long-term investment:
Capitol Development Bancorp Limited III	484	484	672	672
Corporate	2,789	2,789	5,119	5,119
Other	149	149
	3,422	3,422	5,791	5,791

	$30,374	$30,675	$45,664	$45,567

(1)	Excludes investment securities related to discontinued operations with an amortized cost and estimated fair value of approximately $1 million.

Securities held for long-term investment are not subject to the classification and accounting rules relating to most typical investments.  In addition, Capitol's corporate investments consist mostly of equity-method investments in non-public enterprises which, accordingly, are outside of the scope of accounting rules for most typical investments which often require use of estimated fair value.  Those entities, which are primarily involved in making equity investments in or financing small businesses, use the fair value method of accounting in valuing their investment portfolios.  Notwithstanding that those investments are outside the scope of such accounting rules, they are included in Capitol's investment securities for financial reporting purposes to summarize all such investment securities together for reporting purposes.

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	September 30, 2010		December 31, 2009(1)
	Gains	Losses	Gains	Losses

United States treasury	$4	$--
United States government agency	67		$5	$22
Mortgage-backed	219		122	214
Municipalities	11		12	--

	$301	$--	$139	$236

(1)	Excludes gross unrealized gains of $2,000 related to operations discontinued in 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities – Continued

Gross unrealized losses and carrying value (at estimated fair value) of securities available for sale at December 31, 2009 (none at September 30, 2010), all of which relate to securities with maturities of one year or less, are summarized below (in $1,000s):

	Unrealized Loss	Carrying Value

United States government agency	$22	$8,979
Mortgage-backed	214	19,879

	$236	$28,858

Gross realized gains and losses from sales and maturities of investment securities were insignificant for the periods presented.

Scheduled maturities of investment securities held as of September 30, 2010 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,136	$5,138
After one year, through five years	16,548	16,615
After five years, through ten years	784	819
After ten years	4,484	4,681
Securities held for long-term
investment without stated
maturities	3,422	3,422

	$30,374	$30,675

Note D – Discontinued Operations

Through September 30, 2010, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale
	Date Sold	Proceeds	Gain (Loss)
Bank of Belleville(1)	April 27, 2010	$4,990	$1,233
Napa Community Bank(1)(3)	April 30, 2010	21,574	7,372
Ohio Commerce Bank(2)	June 30, 2010	6,520	1,478
Community Bank of Lincoln(2)	July 30, 2010	3,750	1,268
USNY Bank(2)	August 20, 2010	2,700	(271)
Adams Dairy Bank(2)	August 30, 2010	4,335	559
Bank of San Francisco(1)	September 27, 2010	6,604	1,740

		$50,473	$13,379

(1)   Previously a majority-owned subsidiary of Capitol.
(2)   Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.
(3)    Under the terms of the sale transaction, Capitol could receive additional proceeds of up to $5.3 million in the future, subject to Napa Community Bank's future financial performance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Discontinued Operations – Continued

Capitol's consolidated results of operations would not have been materially different if the sales of these banks had occurred at the beginning of the periods presented; however, such sales are reflected on that basis in the pro forma condensed consolidated financial statements on page 46 of this document.

The results of operations of Adams Dairy Bank, Bank of Belleville, Bank of San Francisco, Community Bank of Lincoln, Napa Community Bank, Ohio Commerce Bank and USNY Bank, together with the results of operations of Bank of Santa Barbara and Yuma Community Bank which were sold in 2009, and Community Bank of Rowan and Summit Bank of Kansas City which were deconsolidated on September 30, 2009, are classified as discontinued operations for the periods presented and include the following components (in $1,000s):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Interest income	$2,577	$11,025	$14,629	$32,767
Interest expense	479	2,952	3,119	9,485
Net interest income	2,098	8,073	11,510	23,282
Provision for loan losses	235	2,853	2,341	5,507
Net interest income after provision
for loan losses	1,863	5,220	9,169	17,775
Noninterest income	148	1,101	1,319	2,871
Gain on sale of bank subsidiaries	3,296	1,187	13,379	1,187
Noninterest expense	1,743	6,527	9,634	20,179
Income before income taxes	3,564	981	14,233	1,654
Less income tax expense	1,292	6,274	5,159	6,618
Net income (loss) from discontinued
operations	2,272	(5,293)	9,074	(4,964)
Net loss (income) attributable to
noncontrolling interests in
consolidated subsidiaries	(53)	5,304	(183)	6,081
Net income from discontinued
operations attributable to Capitol
Bancorp Limited	$2,219	$11	$8,891	$1,117
Net income from discontinued
operations per common share
attributable to Capitol Bancorp
Limited	$0.10	$--	$0.45	$0.06

Assets and liabilities of discontinued operations as of December 31, 2009 are summarized below (in $1,000s):

Assets:		Liabilities:
Cash and cash equivalents	$77,023	Noninterest-bearing
Loans held for sale	5,014	deposits	$101,242
Portfolio loans	468,101	Interest-bearing deposits	367,012
Less allowance for loan losses	(8,480)	Total deposits	468,254
Net portfolio loans	459,621	Debt obligations	32,411
Premises and equipment	3,607	Other liabilities	940
Other assets	14,866
			$501,605
	$560,131

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at September 30, 2010.  Fair value is based on independent quoted market prices, where applicable, or the prices for other whole mortgage loans with similar characteristics.

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

Long-lived and indefinite lived assets:  The Corporation does not record long-lived or indefinite-lived assets at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to a long-lived or indefinite-lived asset are recorded to reflect partial write-downs based on the observable market price or other estimate of fair value.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 were as follows (in $1,000s):

	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United States treasury	$508	$508
United States government agency	21,448	21,448
Mortgage-backed	4,876	4,876
Municipalities	421	421

	$27,253	$27,253

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows (in $1,000s):

	Total(1)	Significant Other Observable Inputs (Level 2)(1)

Investment securities available for sale:
United States treasury	$1,500	$1,500
United States government agency	12,939	12,939
Mortgage-backed	24,598	24,598
Municipalities	739	739

	$39,776	$39,776

(1)   Excludes investment securities related to discontinued operations approximating $1 million.

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 were as follows (in $1,000s):

	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$341,317	$341,317

Other real estate owned(1)	$108,424	$108,424

(1)   Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.  For other real estate owned, such fair value is reduced by estimated costs to sell the properties.

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 were as follows (in $1,000s):

	Total(2)	Significant Unobservable Inputs (Level 3)(2)

Impaired loans(1)	$136,506	$136,506

Other real estate owned(1)	$111,102	$111,102

(1)   Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.  For other real estate owned, such fair value is reduced by estimated costs to sell the properties.
(2)   Excludes impaired loans approximating $2,476,000 and other real estate owned approximating $718,000 related to discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a real-estate loan will be foreclosed.  Adjustments to a loan's carrying value (or requirements for the allowance for loan losses) are made, when appropriate, after review of the appraisal data or subsequently if market conditions significantly decline further.  The timing of the recognition of a collateral-dependent loan as a nonperforming credit is dependent on several factors, including the performance of the loan, payment history and/or the receipt of updated borrower financial information.  Updated appraisals are also obtained from time to time for loans secured by real estate which are not deemed impaired or classified as nonperforming.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in ASC 825-10 (formerly FAS 107) were as follows (in $1,000s):

	September 30, 2010			December 31, 2009(2)
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$813,513	$813,513		$731,899	$731,899
Loans held for sale	7,736	7,736		11,119	11,119
Investment securities:
Available for sale	27,253	27,253		39,776	39,776
Held for long-term investment	3,422	3,422		5,791	5,791
	30,675	30,675		45,567	45,567
Federal Home Loan Bank and Federal Reserve Bank stock	22,020	22,020		21,646	21,646
Portfolio loans:
Loans secured by real estate:
Commercial	1,699,958	1,630,108		1,812,387	1,732,535
Residential (including multi-family)	648,507	618,514		679,847	644,894
Construction, land development and other land	357,587	320,827		444,420	371,339
Total loans secured by real estate	2,706,052	2,569,449		2,936,654	2,748,768
Commercial and other business-purpose loans	488,300	475,090		580,524	564,028
Consumer	32,308	32,399		37,336	37,692
Other	25,282	23,821		24,486	22,770
Total portfolio loans	3,251,942	3,100,759		3,579,000	3,373,258
Less allowance for loan losses	(148,777)	(148,777)		(136,184)	(136,184)
Net portfolio loans	3,103,165	2,951,982		3,442,816	3,237,074

Financial liabilities:
Deposits:
Noninterest-bearing	648,416	648,416		577,858	577,858
Interest-bearing:
Demand accounts	1,137,476	1,137,476		1,142,961	1,142,961
Time certificates of less than $100,000	889,007	894,498		858,412	860,235
Time certificates of $100,000 or more	1,121,649	1,127,719		1,363,148	1,365,032
Total interest-bearing	3,148,132	3,159,693		3,364,521	3,368,228
Total deposits	3,796,548	3,808,109		3,942,379	3,946,086
Notes payable and other borrowings	144,282	145,108		243,747	243,765
Subordinated debentures	167,550	170,841	(1)	167,441	170,841	(1)

(1)    Represents liquidation or principal amount outstanding.  The quoted market value of certain trust-preferred securities
         (Capitol Trust I and XII) included within subordinated debentures was substantially less than that amount.
(2)   Excludes amounts related to discontinued operations.

Estimated fair values of financial assets and liabilities in the table above are based upon a comparison of current interest rates on financial instruments and the timing of related scheduled cash flows to the estimated present value of such cash flows using current estimated market rates of interest (unless quoted market values or other fair value information is more readily available, except certain subordinated debentures, as indicated above, for which the fair value is based on the liquidation or principal amount outstanding).  For example, the estimated fair value of portfolio loans is based on discounted cash flow computations.  Similarly, the estimated fair values of time deposits, notes payable and other borrowings were determined through discounted cash flow computations.  Such estimates of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

fair value are not intended to represent market value or portfolio liquidation value and only represent an estimate of fair value based on current financial reporting requirements.

Given current economic conditions, the majority of the loan portfolio is not readily marketable and, accordingly, market prices may not exist.  Capitol has not attempted to market the loan portfolio to potential buyers, if any exist, to determine the fair value of those instruments.  Since negotiated prices, if any, in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that potential sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates commensurate with risk may dramatically impact the value of financial instruments at any time.  Accordingly, fair value measurements for loans included in the table on the preceding page are unlikely to represent the instruments' liquidation values.

Note F – Stock Options

Stock option activity is summarized as follows:

	Number Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1, 2010	2,504,483	$2.01 to $ 46.20	$24.61
Granted	206,656	1.78 to 1.96	1.95
Exercised	(10,000)	2.01	2.01
Cancelled or expired	(779,553)	16.40 to 46.20	25.22

Outstanding at September 30, 2010	1,921,586	$1.78 to $ 46.20	$22.05

Stock options were granted during the nine months ended September 30, 2010 and 2009, with an aggregate fair value approximating $255,000 and $240,000, respectively.  Stock options granted during the interim 2010 period have various vesting dates through 2012 and expire on dates in 2014 and 2015.  Share-based compensation expense relating to stock options for the nine months ended September 30, 2010 and 2009 approximated $242,000 and $342,000, respectively.

As of September 30, 2010, stock options outstanding had a weighted average remaining contractual life of 2.13 years and, due to the exercise price being greater than the fair value of Capitol's common stock, had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of September 30, 2010:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$1.00 to 14.99	566,105	$2.48	3.02 years
$15.00 to 19.99	66,883	16.40	1.03 years
$20.00 to 24.99	205,953	22.02	3.79 years
$25.00 to 29.99	252,483	26.78	0.39 years
$30.00 to 34.99	472,164	31.78	1.38 years
$35.00 or more	357,998	37.89	2.18 years

Total outstanding	1,921,586	$22.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note G – Net Loss Per Common Share Attributable to Capitol Bancorp Limited

Computations of loss per common share were based on the following (in 1,000s) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2010	2009	2010	2009

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(40,761)	$(82,689)	$(129,646)	$(119,667)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic and diluted earnings per share)	21,300	17,398	19,810	17,269

Number of antidilutive stock options excluded from diluted net loss per share computation	1,922	2,375	1,922	2,375

Number of antidilutive unvested restricted shares excluded from diluted net loss per share computation	318	109	318	109

Number of antidilutive warrants excluded from diluted net loss per share computation	76	76	76	76

Note H – Trust-Preferred Securities

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $21.7 million and $11.2 million at September 30, 2010 and December 31, 2009, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

Earlier in 2010, Capitol proposed an offer to exchange up to 2,908,200 shares of its common stock for any and all of its outstanding 10.50% trust-preferred securities of Capitol Trust XII.  The proposed exchange offer was terminated in October 2010 without accepting or exchanging any securities.

Note I - Issuance of Preferred Stock

On June 30, 2010, Capitol issued an aggregate 95,000 shares of its Series A Noncumulative Perpetual Preferred Stock.  Of that aggregate issuance, 44,020 shares were issued to a consolidated subsidiary of Capitol and, accordingly, have been eliminated in consolidation.  The remaining 50,980 shares were issued to a bank-development company which is an unconsolidated affiliate of Capitol.  The liquidation preference of the shares issued is $100.00 per share, with an aggregate issuance of $9.5 million of which $4.4 million has been eliminated upon consolidation.  The Series A Preferred Stock is nonvoting and callable at Capitol's option after 36 months from date of issuance at $100.00 per share plus any accrued dividends.  Dividends on such shares are payable only when and if declared by Capitol's board of directors based on an annual rate of 6%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note J – Pending Sale of Subsidiary Banks

In addition to completed sales of certain bank subsidiaries (see Note D), Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which were pending at September 30, 2010:  1st Commerce Bank, Bank of Fort Bend, Bank of Tucson – Tucson location, Evansville Commerce Bank, Southern Arizona Community Bank and three banks located in Colorado (see following paragraph).  The financial statement impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 45 and 46 of this document.

On October 29, 2010, the sale of Fort Collins Commerce Bank, Larimer Bank of Commerce and Loveland Bank of Commerce, previously majority-owned subsidiaries of Capitol, was completed.  Capitol received cash consideration of $14.5 million and realized a gain of approximately $1.3 million.  Capitol's consolidated results of operations would not have been materially different if the sale of those banks had occurred at the beginning of the periods presented.

The remaining pending bank sales are subject to regulatory approval and other significant contingencies.

Note K – Proposed Spin-Off

In 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited as an independent publicly-traded company through a spin-off transaction.  Capitol has terminated plans to complete the proposed spin-off.

Note L – Regulatory and Operating Matters

In September 2009, Capitol and its second-tier bank holding companies entered into an agreement with the Federal Reserve Bank of Chicago (the Reserve Bank) under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums on subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

In addition, Capitol agreed to:  (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as Capitol's largest bank subsidiary and a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios, as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its allowance for loan losses (ALLL) methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and overall condition and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

Many of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note L – Regulatory and Operating Matters – Continued

Regulatory capital matters are set forth in Note N.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law and significantly changes future regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of FDIC insurance coverage and impose new capital requirements on bank holding companies, including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, is currently uncertain.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed on page 41 of this document, as well as a variety of risk factors discussed elsewhere in this document and Capitol's other filings with the Securities and Exchange Commission.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note N –Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

	September 30,		December 31,
	2010		2009
Tier 1 capital to average adjusted total assets:
Minimum required amount	≥	$178,290	≥	$210,651
Actual amount		$30,076		$242,547
Ratio		0.67%		4.61%

Tier 1 capital to risk-weighted assets:
Minimum required amount(1)	≥	$127,417	≥	$162,089
Actual amount		$30,076		$242,547
Ratio		0.94%		5.99%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(2)	≥	$254,834	≥	$324,177
Actual amount		$60,152		$383,449
Ratio		1.89%		9.46%

(1)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered adequately-capitalized is 4%.
(2)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered adequately-capitalized is 8%.

The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than adequately-capitalized at September 30, 2010 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as undercapitalized or significantly-undercapitalized at that date.  Banks and bank holding companies which are less than adequately-capitalized are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as undercapitalized or significantly-undercapitalized, or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Note O – Subsequent Events

On October 29, 2010, the controlling interest in Fort Collins Commerce Bank, Larimer Bank of Commerce and Loveland Bank of Commerce was sold (see Note J).

The pending sales of 1st Commerce Bank and Evansville Commerce Bank (see Note J), which are subject to definitive agreements entered into after September 30, 2010, are expected to result in a net loss if consummated.  An estimated loss on those pending transactions, approximating $1.5 million, has been accrued and reflected in results of operations for the periods ended September 30, 2010.

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Capitol for the periods indicated.  The discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto presented elsewhere herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, some of which are material to Capitol and its subsidiaries.  Capitol's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  Please refer to the commentary regarding forward-looking statements appearing on page 2 of this document.

Financial Condition

Total assets approximated $4.2 billion at September 30, 2010 and $5.1 billion at December 31, 2009.  The balance sheet includes total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	September 30, 2010	December 31, 2009
Arizona Region:
Bank of Tucson	$214,864	$204,933
Central Arizona Bank	72,636	95,303
Southern Arizona Community Bank	92,645	94,585
Sunrise Bank of Albuquerque	75,173	78,930
Sunrise Bank of Arizona	396,559	495,168
Arizona Region Total	851,877	968,919

California Region:
Bank of Feather River	40,878	33,693
Bank of San Francisco(8)		87,740
Napa Community Bank(8)		166,873
Sunrise Bank(4)(9)	262,321	296,197
California Region Total	303,199	584,503

Colorado Region:
Fort Collins Commerce Bank	105,074	93,908
Larimer Bank of Commerce	98,048	89,623
Loveland Bank of Commerce	40,462	40,032
Mountain View Bank of Commerce	55,485	50,621
Colorado Region Total	299,069	274,184

Great Lakes Region:
Bank of Maumee	42,595	46,796
Bank of Michigan	86,592	99,344
Capitol National Bank	170,858	200,597
Evansville Commerce Bank	52,901	56,392
Indiana Community Bank(5)(9)	152,078	175,407
Michigan Commerce Bank(1)(9)	1,029,705	1,233,289
Ohio Commerce Bank(8)		66,175
Great Lakes Region Total	1,534,729	1,878,000

Midwest Region:
Adams Dairy Bank(8)		44,309
Bank of Belleville(8)		70,502
Community Bank of Lincoln(8)		60,356
Midwest Region Total		175,167

Nevada Region:
1st Commerce Bank	43,891	38,811
Bank of Las Vegas(2)(9)	459,271	488,786
Nevada Region Total	503,162	527,597

Northeast Region:
USNY Bank(8)		64,176

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	September 30, 2010	December 31, 2009
Northwest Region:
Bank of the Northwest(3)(9)	$154,110	$174,005
High Desert Bank	36,970	41,849
Northwest Region Total	191,080	215,854

Southeast Region:
Community Bank of Rowan(6)	149,547
First Carolina State Bank	114,676	115,716
Pisgah Community Bank	53,238	62,773
Sunrise Bank(7)(9)	120,552	137,320
Southeast Region Total	438,013	315,809

Texas Region:
Bank of Fort Bend	38,041	31,548
Bank of Las Colinas	45,169	43,003
Texas Region Total	83,210	74,551

Parent company and other, net	33,249	53,180

Consolidated Totals	$4,237,588	$5,131,940

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

(8)	Capitol's interest in this bank subsidiary was sold during the nine months ended September 30, 2010.
(9)	For purposes of this presentation, such merger has been reflected as if it occurred on December 31, 2009.

Total assets decreased $894 million during the nine months ended September 30, 2010, of which $560 million related to bank subsidiaries sold during the period.

Portfolio loans, the single largest asset category (77% of total assets at September 30, 2010), decreased during the nine months ended September 30, 2010 by approximately $795 million (of which $468 million related to bank subsidiaries sold), compared to a decrease of about $548 million during the corresponding period of 2009.  The portfolio decrease is in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.  Because portfolio loans compose the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Geographic diversification of Capitol's balance sheet is important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of September 30, 2010, 39% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (44% at December 31, 2009) and 61% of the consolidated loan portfolio relates to banks located in other regions of the country (56% at December 31, 2009).  This is important because Capitol's diversification efforts lessen disproportionate geographic concentration within a specific region.

The consolidated allowance for loan losses at September 30, 2010 approximated $148.8 million or 4.58% of total portfolio loans, a significant increase from the 3.81% ratio at the beginning of the year (excluding discontinued operations), resulting from continued deterioration in economic conditions and adverse changes in asset quality.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance-sheet date.  Management's determination of the adequacy of the allowance is an estimate based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors.  The allowance is increased by provisions for loan losses charged to operations and reduced by net charge-offs.  The table below summarizes activity in the allowance for loan losses (in $1,000s) and the ratio of net charge-offs to average portfolio loans outstanding:

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2010	2009(1)	2010	2009(1)

Allowance for loan losses at beginning of period	$155,468	$102,535	$136,184	$82,666

Allowance for loan losses of previously-deconsolidated bank subsidiary			1,769

Loans charged-off:
Loans secured by real estate:
Commercial	(21,556)	(5,757)	(47,747)	(11,367)
Residential (including multi-family)	(9,193)	(5,026)	(28,165)	(19,869)
Construction, land development and other land	(6,268)	(11,239)	(28,887)	(24,586)
Total loans secured by real estate	(37,017)	(22,022)	(104,799)	(55,822)
Commercial and other business-purpose loans	(6,950)	(7,149)	(20,706)	(19,164)
Consumer	(875)	(430)	(1,295)	(972)
Other	--	(34)	--	(34)
Total charge-offs	(44,842)	(29,635)	(126,800)	(75,992)
Recoveries:
Loans secured by real estate:
Commercial	754	29	1,495	151
Residential (including multi-family)	1,043	51	1,666	252
Construction, land development and other land	1,743	385	5,349	506
Total loans secured by real estate	3,540	465	8,510	909
Commercial and other business-purpose loans	423	161	2,100	994
Consumer	28	88	96	117
Total recoveries	3,991	714	10,706	2,020
Net charge-offs	(40,851)	(28,921)	(116,094)	(73,972)
Additions to allowance charged to expense (provision for
for loan losses)	34,160	44,482	126,918	109,402

Allowance for loan losses at end of period	$148,777	$118,096	$148,777	$118,096

Average total portfolio loans outstanding	$3,338,447	$3,797,021	$3,439,705	$3,911,639

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	4.89%	3.05%	4.50%	2.52%

(1)	Excludes amounts related to operations discontinued in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Loan charge-offs for the interim 2010 periods, which increased significantly compared to 2009, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in the 2010 periods related primarily to Michigan, Arizona and Nevada banks, due to year-to-date growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2010 provision for loan losses is discussed in further detail in the 'Results of Operations' section of this narrative.

The amounts of the allowance for loan losses allocated in the following table (in $1,000s) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	September 30, 2010		December 31, 2009(1)
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

Loans secured by real estate:
Commercial	$52,219	1.61%	$54,396	1.52%
Residential (including multi-family)	38,528	1.18%	26,754	0.75%
Construction, land development and other land	23,408	0.72%	21,416	0.60%
Total loans secured by real estate	114,155	3.51%	102,566	2.87%
Commercial and other business-purpose loans	33,242	1.02%	32,238	0.90%
Consumer	1,195	0.04%	1,294	0.04%
Other	185	0.01%	86	--

Total allowance for loan losses	$148,777	4.58%	$136,184	3.81%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	December 31, 2009(1)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$161,371	$161,996	$151,615	$129,401
Residential (including multi-family)	65,480	57,095	63,356	55,347
Construction, land development and other land	78,697	92,053	80,161	81,261
Total loans secured by real estate	305,548	311,144	295,132	266,009
Commercial and other business-purpose loans	30,065	30,494	27,102	23,063
Consumer	725	1,463	495	335
Total nonaccrual loans	336,338	343,101	322,729	289,407

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	2,523	5,544	5,796	6,234
Residential (including multi-family)	855	2,508	768	228
Construction, land development and other land	18	2,113	3,035	3,713
Total loans secured by real estate	3,396	10,165	9,599	10,175
Commercial and other business-purpose loans	387	1,344	2,101	1,546
Consumer	38	32	12	534
Total past due loans	3,821	11,541	11,712	12,255

Total nonperforming loans	$340,159	$354,642	$334,441	$301,662

Real estate owned and other repossessed assets	108,425	108,633	109,702	111,167

Total nonperforming assets	$448,584	$463,275	$444,143	$412,829

(1)	Excludes amounts related to operations discontinued in 2010.

Nonperforming loans increased $38.5 million or 13% during the nine months ended September 30, 2010, compared to a much larger increase of $105.4 million or 62% in the corresponding period of 2009.  More importantly, the pace of growth in nonperforming loans in the first half of 2010 continued to slow and, for the three months ended September 30, 2010, nonperforming loans decreased.

Nonperforming assets decreased $14.7 million for the three months ended September 30, 2010, compared to a $19.1 million increase in the immediately preceding quarterly period.  Proceeds from sales of other real estate owned increased during the interim 2010 periods more than 200% over 2009 interim levels, although at a modest loss.

While recent reductions in nonperforming loans and other nonperforming assets are encouraging, future changes in asset quality remain uncertain.  Because bank subsidiaries which have been sold during the interim 2010 periods had relatively better asset quality than the remaining banks, nonperforming loans and other nonperforming assets increased as a percentage of consolidated portfolio loans and total assets, despite the most recent decreases in the amount of nonperforming assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans at September 30, 2010 approximated 10.46% of total portfolio loans, a further increase from the December 31, 2009 ratio of 8.4% (excluding discontinued operations).  The increase in the percentage of nonperforming loans resulted, in part, from the decrease in portfolio loans during the interim 2010 period ($327 million).  Nonperforming loans increased $53.0 million during the first half of 2010 while a $14.5 million decrease occurred during the three months ended September 30, 2010.  Notably, the pace of growth in nonperforming loans decreased through June 30, 2010 for a third consecutive quarterly period, before this most recent reduction in nonperforming loans.  Of the nonperforming loans at September 30, 2010, about 91% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at September 30, 2010 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Loans are considered impaired when it is probable that all amounts due, according to the contractual terms of a loan agreement, will not be collected, including contractually scheduled interest and principal payments.  Impaired loans, which are included in nonperforming loans, are summarized below (in $1,000s):

	September 30, 2010	December 31, 2009(1)
Impaired loans:
Loans which have an allowance requirement	$132,961	$112,804
Loans which do not have an allowance requirement	263,215	212,244

Total impaired loans	$396,176	$325,048

Allowance for loan losses related to impaired loans	$24,944	$19,609

(1)	Excludes impaired loans of $7,683 and allowance for loan losses related to impaired loans of $529 for operations discontinued in 2010.

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.  The allowance for loan losses as a percentage of nonperforming loans approximated 44% at September 30, 2010, compared to 45% at the beginning of the year (excluding operations discontinued in 2010).

The total of impaired loans typically exceeds the aggregate amount of nonperforming loans.  The difference between those totals relates to impaired loans which are not in nonperforming status at the balance-sheet date.

Due to local, regional and national economic conditions, there is uncertainty in future real estate values, appraisal data and the resulting potential impact on valuation of collateral-dependent loans and other real estate owned.  The fair value measurement of collateral-dependent loans and other real estate owned is dependent upon appraisals of the underlying property value and cautious review of current appraisal data.  Management cautiously and diligently monitors real estate values and related appraisal data when evaluating appraisals or its internal evaluations of property values.

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

Total nonperforming loans approximated $340 million at September 30, 2010.  Of that total, $158 million or 46% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan.  Nonperforming loans have increased materially during the nine months ended September 30, 2010 within other regions, such as the Arizona Region ($7.9 million increase) and the Nevada Region ($13.6 million increase) to 9% and 23% of those regions' portfolio loans, respectively, as the effects of the recession have had an adverse and evolving significant effect on banks located within those regions.  The most recent significant growth in nonperforming loans in the Nevada Region is the result of continuing economic distress in the greater Las Vegas community.

Responsive to the elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for the Great Lakes Region, Arizona Region and the Nevada Region, approximating 5.41%, 4.23% and 6.17% of portfolio loans for the respective region on a combined basis as of September 30, 2010.  The allowance for loan losses levels range as high as 6.60% at Sunrise Bank of Arizona, 6.42% at Bank of Las Vegas and 6.13% at Michigan Commerce Bank.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other intervention.  This loan review process is a continuous activity which periodically updates internal loan ratings.  At inception, all loans are individually assigned a rating which grades the credits on a risk basis, based on the financial strength of the borrower and guarantors and other factors such as the nature of the borrower's business climate, local economic conditions and other subjective factors.  The loan rating process is fluid and subjective.

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

At September 30, 2010, problem and potential-problem loans (including the previously-discussed nonperforming loans) approximated $817 million or about 25% of total consolidated portfolio loans, compared to approximately $801 million or about 22% at December 31, 2009.  Interim 2010 increases in these totals resulted from continued concerns about borrower performance, valuation and the continued uncertain economy.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously discussed, are primarily secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first nine months of 2010.

Regarding other real estate owned and collateral-dependent loans in Michigan (about 31% of consolidated totals), foreclosure laws in that state generally favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) take much longer than in many other states.  Further, once a property is available to the bank for sale or liquidation, market conditions, as they are currently (particularly in Michigan, Arizona and Nevada), may not be conducive to rapid marketing or near-term sale of the properties.

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009
Arizona Region:
Bank of Tucson	$147,632	$168,809	$2,326	$1,904	$7,842	$5,110	1.58%	1.13%
Central Arizona Bank	58,570	66,058	2,535	3,389	3,710	3,132	4.33%	5.13%
Southern Arizona Community Bank	76,965	79,190	1,100	1,150	787	848	1.43%	1.45%
Sunrise Bank of Albuquerque	54,920	61,077	1,606	1,256	4,958	3,436	2.92%	2.06%
Sunrise Bank of Arizona	284,901	346,134	18,800	17,382	36,064	32,929	6.60%	5.02%
Arizona Region Total	622,988	721,268	26,367	25,081	53,361	45,455	4.23%	3.48%

California Region:
Bank of Feather River	33,514	26,941	445	347			1.33%	1.29%
Bank of San Francisco(8)		74,782		1,384		243		1.85%
Napa Community Bank(8)		139,497		2,493		3,746		1.79%
Sunrise Bank(4)(9)	194,004	214,682	7,292	6,731	11,200	8,692	3.76%	3.14%
California Region Total	227,518	455,902	7,737	10,955	11,200	12,681	3.40%	2.40%

Colorado Region:
Fort Collins Commerce Bank	86,839	83,047	1,644	1,308	1,681	1,291	1.89%	1.58%
Larimer Bank of Commerce	84,316	79,239	1,820	1,467	1,188		2.16%	1.85%
Loveland Bank of Commerce	35,046	33,582	672	560		156	1.92%	1.67%
Mountain View Bank of Commerce	44,168	40,201	789	621	889		1.79%	1.54%
Colorado Region Total	250,369	236,069	4,925	3,956	3,758	1,447	1.97%	1.68%

Great Lakes Region:
Bank of Maumee	35,292	40,269	1,745	918	60	810	4.94%	2.28%
Bank of Michigan	62,432	64,374	1,308	1,172	2,722	844	2.10%	1.82%
Capitol National Bank	146,657	173,338	6,574	7,920	19,665	21,346	4.48%	4.57%
Evansville Commerce Bank	39,468	44,179	1,139	1,338	1,990	1,244	2.89%	3.03%
Indiana Community Bank(5)(9)	117,426	133,051	4,716	4,130	8,026	9,278	4.05%	3.10%
Michigan Commerce Bank(1)(9)	871,115	1,045,285	53,416	53,953	122,428	117,806	6.13%	5.16%
Ohio Commerce Bank(8)		56,739		910		206		1.60%
Great Lakes Region Total	1,272,390	1,557,235	68,898	70,341	154,891	151,534	5.41%	4.52%

Midwest Region:
Adams Dairy Bank(8)		35,860		655				1.83%
Bank of Belleville(8)		58,510		938				1.60%
Community Bank of Lincoln(8)		44,864		1,195		1,661		2.66%
Midwest Region Total		139,234		2,788		1,661		2.00%

Nevada Region:
1st Commerce Bank	26,612	33,482	846	1,910	5,874	7,531	3.18%	5.70%
Bank of Las Vegas(2)(9)	324,797	370,285	20,838	11,952	74,472	59,219	6.42%	3.23%
Nevada Region Total	351,409	403,767	21,684	13,862	80,346	66,750	6.17%	3.43%

Northeast Region:
USNY Bank(8)		57,849		905				1.56%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009
Northwest Region:
Bank of the Northwest(3)(9)	$117,040	$134,669	$3,934	$4,985	$6,815	$9,614	3.36%	3.70%
High Desert Bank	30,206	34,203	1,350	805	963	644	4.47%	2.35%
Northwest Region Total	147,246	168,872	5,284	5,790	7,778	10,258	3.59%	3.43%

Southeast Region:
Community Bank of Rowan(6)	108,912		1,900		3,535		1.74%
First Carolina State Bank	83,721	90,919	1,867	1,554	5,114	6,161	2.23%	1.71%
Pisgah Community Bank	30,383	45,094	1,280	1,168	5,251	401	4.21%	2.59%
Sunrise Bank(7)(9)	84,102	103,925	3,929	4,152	10,524	7,928	4.67%	4.00%
Southeast Region Total	307,118	239,938	8,976	6,874	24,424	14,490	2.92%	2.86%

Texas Region:
Bank of Fort Bend	30,454	29,215	570	485	292		1.87%	1.66%
Bank of Las Colinas	40,581	34,725	737	731	933		1.82%	2.11%
Texas Region Total	71,035	63,940	1,307	1,216	1,225		1.84%	1.90%

Parent company and other, net	1,869	3,027	3,599	2,896	3,176	3,242	n.m.	n.m.
Less discontinued operations(8)		(468,101)		(8,480)		(5,856)		(1.81)%

Consolidated totals relating to continuing operations	$3,251,942	$3,579,000	$148,777	$136,184	$340,159	$301,662	4.58%	3.81%

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

(8)	Includes assets of banks sold in 2010.
(9)	For purposes of this presentation, such merger has been reflected as if it occurred on December 31, 2009.
n.m.	Not meaningful.

As previously discussed, the allowance for loan losses is an estimate determined by management at the balance-sheet date.  Levels of nonperforming loans may fluctuate at balance-sheet dates by amounts which are not commensurate with the ratio of the allowance for loan losses or the so-called allowance coverage ratio of nonperforming loans (i.e., the allowance for loan losses as a percentage of nonperforming loans).  Several factors may contribute to this occurrence.  For example, estimated losses relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans (and, accordingly, there is no related allowance for loan losses allocation necessary).  Further, some collateral-dependent loans may have minimal or no loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

At September 30, 2010 and December 31, 2009, Capitol had $66.1 million of goodwill which resulted principally from acquisitions of noncontrolling interests in prior years.  Goodwill is carried at the entity to which it is related.  Current accounting rules require an annual review of goodwill for potential impairment, which Capitol most recently conducted as of November 30, 2009.  If implied goodwill from impairment testing is less than recorded goodwill, impairment exists and the amount of shortfall between implied goodwill and recorded goodwill is the impairment amount which is to be written off in the period the determination is made.  An interim review for potential goodwill impairment is deemed necessary when events or circumstances have changed significantly.  During the interim 2010 periods, Capitol determined there were no significant events or circumstances warranting an interim impairment test of goodwill.  The potential for future impairment of recorded goodwill remains uncertain due to a continuing uncertain operating environment and economic conditions.

Accounting for income taxes requires significant estimates and management judgments.  In early August 2010, a federal income tax refund approximating $43 million, relating to net operating losses from 2009 carried back to previous years, was received as expected.  Due to the size of that refund, it is subject to audit by the Internal Revenue Service.

At September 30, 2010, Capitol had a deferred tax asset approximating $172.4 million ($109.9 million at December 31, 2009), subject to a related valuation allowance.  When realization of the deferred tax asset is in doubt, a valuation reserve is required to reduce the deferred tax asset to the amount which is more-likely-than-not realizable.  Due to continuing operating losses during the 2010 interim periods, management reviewed the potential realization of net deferred tax assets as of September 30, 2010 and increased the related valuation allowance to $169.3 million, reducing the net deferred tax asset to approximately $3.1 million.  The net deferred tax asset ($3.1 million and $5.4 million at September 30, 2010 and December 31, 2009, respectively) represents the amount which is more-likely-than-not realizable at the balance-sheet date for a small group of partially-owned consolidated bank subsidiaries.

Results of Operations

Summary

The third quarter 2010 net loss attributable to Capitol approximated $40.8 million compared to $41.0 million in the preceding quarterly period and $82.7 million for the third quarter of 2009.  The net loss per share attributable to Capitol was $1.91 for the three months ended September 30, 2010 compared to $1.98 in the preceding quarterly period and $4.75 in the third quarter of 2009.  The net loss attributable to Capitol for the nine months ended September 30, 2010 approximated $129.6 million compared to $119.7 million in the corresponding period of 2009.  The net loss per share attributable to Capitol was $6.54 for the nine months ended September 30, 2010 compared to $6.93 in the corresponding 2009 period.  Net income relating to discontinued operations was not material to the periods presented except for the gain on sale of bank subsidiaries which approximated $13.4 million for the nine months ended September 30, 2010 and $3.3 million in the most recent quarterly period.

The primary reasons for the interim 2010 net losses were large provisions for loan losses as the Corporation continued to carefully assess the implications and impact of declining property values, weak bank performance and continued adverse valuation of other real estate owned, holding costs and related losses on sale of properties.  The provision for loan losses increased $17.5 million to $126.9 million for the nine months ended September 30, 2010 compared to a provision of $109.4 million for the corresponding period of 2009 (excluding discontinued operations).  The provision for loan losses for the most recent quarterly period was about $10.3 million less than the corresponding period of 2009 and $10.4 million less than the immediately-preceding quarterly period in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Analytical Review

The provision for loan losses increased significantly for the nine months ended September 30, 2010 due to higher levels of loan charge-offs, changes in nonperforming loans and adverse changes in valuation of collateral-dependent loans, primarily secured by real estate.  Of the provision for loan losses for the nine months ended September 30, 2010, a portion was attributable to a significant further increase in the allowance for loan losses as a percentage of portfolio loans from 3.81% to 4.58% as provisions for loan losses exceeded net loan charge-offs while portfolio loans decreased.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on interim 2010 operating results.

Net interest income for the nine-month 2010 period totaled $92.7 million, a 2.2% decrease compared to $94.8 million in 2009.  Net interest income for the three months ended September 30, 2010 totaled $31.3 million, a 2.2% decrease compared to $32.0 million in 2009.  The net interest margin approximated 3.01% for the three months ended September 30, 2010, a 13 basis-point increase compared to 2.88% for the three months ended June 30, 2010, and a slight increase compared to 3.00% for the three months ended September 30, 2009.  Several factors impacted the 2010 margin, including further growth in nonperforming loans in the first half of 2010, substantially higher levels of cash and cash equivalents which have minimal interest rates and other changes in the cost of funds despite a relatively stable very low interest rate environment.  It is difficult to speculate on future changes in net interest margin.

While net interest income was relatively stable and slightly lower during the interim 2010 periods compared to 2009 (due to the smaller balance sheet and growth in nonearning assets), provisions for loan losses exceeded net interest income for the interim periods for both 2010 and 2009.

Noninterest income for the nine months ended September 30, 2010 approximated $18.7 million, a 23.9% increase compared to $15.1 million for the same period in 2009, including a gain on debt extinguishment.  Noninterest income for the three months ended September 30, 2010 totaled $6.9 million, a 41.5% increase compared to $4.9 million for the same period in 2009.  In the interim 2010 periods, the realized gain on sale of government-guaranteed loans increased about 50% over 2009 levels, as pricing on such transactions improved.  Fees from origination of non-portfolio residential mortgage loans totaled $1.4 million for the nine months ended September 30, 2010, a large decrease from $2.4 million for the comparable period in 2009, due to substantially lower loan origination volume of $89.1 million compared to $261.9 million, respectively.

Noninterest expense totaled $149.1 million for the nine-month 2010 period compared to $137.2 million for the comparable period of 2009.  That increase resulted from costs associated with foreclosed properties and other real estate owned and FDIC insurance premiums and other regulatory fees.  Costs associated with foreclosed properties and other real estate increased $17.5 million (98%) to $35.4 million in the nine-month 2010 period ($17.9 million in the corresponding 2009 period) due to adverse valuations and holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also increased $2.2 million (22%) to $12.1 million ($10.0 million in the 2009 period).

The largest element of noninterest expense is salaries and employee benefits, which approximated $57.9 million for the nine months ended September 30, 2010, a decrease of 15.3% from $68.3 million in the corresponding period of 2009, as a result of Capitol's efforts to reduce and streamline staffing at its banks and corporate offices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

The more significant elements of other noninterest expense consisted of the following for the periods ended September 30 (in $1,000s):

	Three Month Period		Nine Month Period
	2010	2009(1)	2010	2009(1)

Legal fees	$1,138	$962	$3,589	$1,945
Other professional fees	582	729	3,462	1,344
Loan and collection expense	976	742	2,583	1,868
Directors' fees	427	456	1,365	1,582
Insurance	592	175	1,353	472
Advertising	336	410	1,215	1,229
Paper, printing and supplies	346	428	1,178	1,272
Travel, lodging and meals	377	393	1,051	1,150
Bank services (ATMs, telephone banking and Internet banking)	414	517	1,046	1,671
Communications	326	341	1,006	1,139
Postage	218	267	741	804
Taxes other than income taxes	161	152	528	537
Dues and memberships	165	179	509	553
Courier service	159	165	472	485
Contracted labor	95	101	269	163
Publications	49	40	150	146
Other	1,557	2,011	2,660	3,210

Total	$7,918	$8,068	$23,177	$19,570

(1)	Excludes amounts related to operations discontinued in 2010.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the nine months ended September 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Arizona Region:
Bank of Tucson	$9,268	$9,513	$1,369	$1,467	9.64%	11.04%	0.84%	0.97%
Central Arizona Bank	2,730	3,050	(3,461)	(4,977)
Southern Arizona Community Bank	3,977	3,903	262	237	3.52%	3.51%	0.36%	0.35%
Sunrise Bank of Albuquerque	2,769	3,155	(3,030)	(1,173)
Sunrise Bank of Arizona	14,721	20,892	(34,218)	(30,196)
Yuma Community Bank(3)(12)		3,225		372		7.69%		0.78%
Arizona Region Total	33,465	43,738	(39,078)	(34,270)

California Region:
Bank of Feather River	1,835	1,560	88	(716)	1.87%		0.32%
Bank of San Francisco(12)	4,119	3,415	559	(973)	9.55%		0.89%
Bank of Santa Barbara(4)(12)		2,571		(1,300)
Napa Community Bank(12)	2,947	6,801	(77)	1,224		10.26%		1.11%
Sunrise Bank(8)(13)	10,018	11,187	(3,884)	(6,955)
California Region Total	18,919	25,534	(3,314)	(8,720)

Colorado Region:
Fort Collins Commerce Bank	4,695	3,860	382	262	5.25%	3.63%	0.52%	0.42%
Larimer Bank of Commerce	4,076	4,030	601	326	9.88%	5.40%	0.86%	0.49%
Loveland Bank of Commerce	1,887	1,531	195	(900)	4.12%		0.65%
Mountain View Bank of Commerce	2,079	1,711	98	(608)	1.81%		0.25%
Colorado Region Total	12,737	11,132	1,276	(920)

Great Lakes Region:
Bank of Maumee	1,818	1,973	(1,234)	(2,336)
Bank of Michigan	3,388	3,556	(335)	(505)
Capitol National Bank	7,440	9,281	(2,722)	(4,005)
Evansville Commerce Bank	2,127	2,640	(296)	(1,509)
Indiana Community Bank(9)(13)	5,886	6,854	(2,514)	(3,674)
Michigan Commerce Bank(5)(13)	46,460	55,261	(52,241)	(60,199)
Ohio Commerce Bank(12)	1,934	2,292	226	(560)	5.68%		0.78%
Great Lakes Region Total	69,053	81,857	(59,116)	(72,788)

Midwest Region
Adams Dairy Bank(12)	1,681	1,704	(36)	(587)
Bank of Belleville(12)	1,048	2,839	18	(808)	1.02%		0.10%
Community Bank of Lincoln(12)	1,508	2,694	(872)	(1,243)
Summit Bank of Kansas City(4)		2,780		(978)
Midwest Region Total	4,237	10,017	(890)	(3,616)

Nevada Region:
1st Commerce Bank	1,255	1,814	(2,979)	(2,046)
Bank of Las Vegas(6)(13)	14,501	20,010	(33,696)	(6,953)
Nevada Region Total	15,756	21,824	(36,675)	(8,999)

Northeast Region:
USNY Bank(12)	2,712	2,316	560	(1,340)	17.81%		1.44%

Northwest Region:
Bank of the Northwest(7)(13)	5,962	7,129	(1,105)	(7,399)
High Desert Bank	1,702	1,820	(827)	(2,726)
Northwest Region Total	7,664	8,949	(1,932)	(10,125)

Southeast Region:
Community Bank of Rowan(11)	1,666	4,962	59	459	0.76%	5.73%	0.05%	0.47%
First Carolina State Bank	3,547	4,183	(2,410)	(976)
Pisgah Community Bank	1,502	1,739	(8,691)	(1,187)
Sunrise Bank(10)(13)	4,847	6,049	(6,452)	(5,126)
Southeast Region Total	11,562	16,933	(17,494)	(6,830)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Texas Region:
Bank of Fort Bend	$1,551	$1,122	$(14)	$(1,278)
Bank of Las Colinas	1,672	1,435	(13)	(1,162)
Texas Region Total	3,223	2,557	(27)	(2,440)

Parent company and other, net	2,557	9,179	5,312	(28,934)
Less discontinued operations	(15,949)	(27,857)	(9,074)	4,964

Consolidated totals for continuing operations	$165,936	$187,821	$(160,452)	$(174,018)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)	Capitol sold its ownership in Yuma Community Bank effective September 21, 2009. The Bank's operations are included in Capitol's consolidated totals through that date.
(4)
Bank of Santa Barbara and Summit Bank of Kansas City are majority-owned subsidiaries of Capitol Development Bancorp Limited III (CDBL III), of which Capitol ceased to have majority voting control effective September 30, 2009.  Thus, effective September 30, 2009, those banks and CDBL III ceased to be consolidated subsidiaries of Capitol.

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

(11)
As of December 31, 2009, Community Bank of Rowan (CBR) was a majority-owned subsidiary of CDBL III which, due to a change in control effective September 30, 2009, was an unconsolidated affiliate of Capitol.  Effective June 30, 2010, CDBL III transferred its controlling interest in CBR to Capitol in exchange for preferred stock of Capitol and, accordingly, CBR became a consolidated subsidiary of Capitol on that date.

(12)	Total revenues and net income (loss) of these banks are reflected as discontinued operations.
(13)	For purposes of this presentation, such merger has been reflected as if it occurred on December 31, 2009.

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $145.8 million during the nine months ended September 30, 2010 compared to a $219.9 million increase in the corresponding period of 2009.  Growth occurred in most interest-bearing deposit categories, with the majority coming from time deposit accounts.  Brokered deposits approximated $389 million as of September 30, 2010, or about 10.2% of total deposits, a decrease of $347 million during the nine-month 2010 period, as the banks have sought to reduce use of that funding source based on maturity and interest-rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  Brokered deposits at September 30, 2010 include about $61 million of relationship-based structured time accounts.  Banks that are classified as less than well-capitalized are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than adequately-capitalized, renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 17.1% of total deposits at September 30, 2010, an increase from 14.7% at December 31, 2009, and an increase of $70.6 million in the 2010 interim period compared to a decrease of $22.4 million during the 2009 period (excluding discontinued operations).  Levels of noninterest-bearing deposits

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

can, however, fluctuate based on customers' transaction activity.  During the 2010 period, however, interest-bearing deposits decreased about $216.4 million, mostly related to the previously-mentioned reduction in brokered deposits.

Cash and cash equivalents amounted to $813.5 million or 19% of total assets at September 30, 2010, compared to $731.9 million or 14% of total assets at December 31, 2009 as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were used to reduce debt obligations or deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance coupled with limited opportunities to deploy funds into investment securities during a low interest-rate environment and a cautious approach to making new loans in an uncertain economy.  Management believes the banks' liquidity position at September 30, 2010 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At September 30, 2010, Capitol's banks had approximately $27.3 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $136.9 million at September 30, 2010 and additional borrowing capacity approximated $247.5 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the credit worthiness of Capitol's banks and related matters.  Total notes payable and other borrowings were $144.3 million at September 30, 2010, a reduction of $99.5 million from the beginning of the year, as sources of funds enabled repayment of select borrowings in addition to an extinguishment of debt in exchange for common stock earlier in 2010.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $21.7 million and $11.2 million at September 30, 2010 and December 31, 2009, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

Earlier in 2010, Capitol proposed an offer to exchange up to 2,908,200 shares of its common stock for any and all of its outstanding 10.50% trust-preferred securities of Capitol Trust XII.  The proposed exchange offer was terminated in October 2010 without accepting or exchanging any shares of the securities.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 1.12% at September 30, 2010 and 3.14% at December 31, 2009.  As of September 30, 2010, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $245.2 million or 5.79% of total assets.  Capitol's capital ratios declined significantly during the interim 2010 period due to the large loss incurred from operations.  In addition, Capitol's tangible stockholders' equity (i.e., stockholders' equity less recorded goodwill) became negative for the first time in the Corporation's history at September 30, 2010.

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

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the Corporation and its consolidated banks as of September 30, 2010 (excludes banks sold thus far in 2010):

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	Sept 30, 2010	Dec 31, 2009	Sep 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009
Arizona Region:
Bank of Tucson	5.54%	9.67%	9.90%	10.78%	11.15%	11.86%	well-capitalized	well-capitalized
Central Arizona Bank	2.19%	5.13%	2.81%	7.13%	4.10%	8.42%	significantly-undercapitalized	adequately-capitalized
Southern Arizona Community Bank	9.39%	9.47%	11.69%	11.03%	12.94%	12.28%	well-capitalized	well-capitalized
Sunrise Bank of Albuquerque	2.53%	6.27%	3.43%	8.07%	4.70%	9.33%	significantly-undercapitalized	adequately-capitalized(6)
Sunrise Bank of Arizona	2.03%	3.62%	2.70%	5.01%	4.01%	6.30%	significantly-undercapitalized	undercapitalized

California Region:
Bank of Feather River(4)	15.18%	18.59%	21.71%	25.84%	22.96%	27.09%	well-capitalized	well-capitalized
Sunrise Bank(10)(14)	7.59%	7.97%	10.25%	10.57%	11.53%	11.83%	adequately-capitalized(6)	well-capitalized

Colorado Region:
Fort Collins Commerce Bank	9.62%	10.35%	11.78%	11.77%	13.04%	13.03%	well-capitalized	well-capitalized
Larimer Bank of Commerce	8.94%	8.70%	11.07%	10.96%	12.33%	12.22%	well-capitalized	well-capitalized
Loveland Bank of Commerce(4)	15.78%	15.48%	19.04%	18.01%	20.30%	19.26%	well-capitalized	well-capitalized
Mountain View Bank of Commerce(4)	13.46%	14.20%	17.38%	17.99%	18.64%	19.24%	well-capitalized	well-capitalized

Great Lakes Region:
Bank of Maumee	6.60%	8.50%	8.94%	10.42%	10.24%	11.68%	well-capitalized	well-capitalized
Bank of Michigan	6.88%	7.11%	10.73%	11.19%	11.99%	12.44%	well-capitalized	well-capitalized
Capitol National Bank	5.67%	6.45%	7.26%	8.15%	8.55%	9.44%	adequately-capitalized	adequately-capitalized(6)
Evansville Commerce Bank	8.58%	8.01%	11.95%	11.28%	13.22%	12.55%	well-capitalized	well-capitalized
Indiana Community Bank(11)(14)	5.33%	8.11%	7.92%	10.81%	9.21%	12.08%	adequately-capitalized	adequately-capitalized(6)
Michigan Commerce Bank(7)(13)(14)	2.46%	4.03%	3.19%	5.00%	4.50%	6.30%	significantly-undercapitalized	undercapitalized

Nevada Region:
1st Commerce Bank	3.06%	7.08%	5.00%	8.89%	6.27%	10.20%	undercapitalized	well-capitalized
Bank of Las Vegas(8)(14)	2.09%	5.08%	2.97%	6.25%	4.28%	7.51%	significantly-undercapitalized	undercapitalized

Northwest Region:
Bank of the Northwest(9)(14)	9.91%	15.16%	13.42%	20.75%	14.70%	22.01%	adequately-capitalized(6)	well-capitalized
High Desert Bank	7.68%	8.45%	10.12%	11.28%	11.41%	12.55%	adequately-capitalized(6)	adequately-capitalized(6)

Southeast Region:
Community Bank of Rowan	7.00%	8.17%	9.82%	10.52%	11.07%	11.77%	well-capitalized	well-capitalized
First Carolina State Bank	5.01%	7.08%	6.96%	9.18%	8.22%	10.44%	adequately-capitalized	well-capitalized
Pisgah Community Bank(4)	2.66%	10.17%	4.76%	14.39%	6.04%	15.66%	significantly-undercapitalized	well-capitalized
Sunrise Bank(12)(14)	3.16%	7.12%	4.91%	11.19%	6.21%	12.46%	undercapitalized	adequately-capitalized(6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Regulatory capital position – continued:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009
Texas Region:
Bank of Fort Bend(4)	14.40%	16.05%	19.46%	19.76%	20.72%	21.01%	well-capitalized	well-capitalized
Bank of Las Colinas(4)	11.97%	12.56%	14.38%	16.54%	15.64%	17.81%	well-capitalized	well-capitalized

Consolidated totals	0.67%	4.61%	0.94%	5.99%	1.89%	9.46%	undercapitalized	adequately-capitalized

(1)	The minimum required Tier 1 leverage ratio and Tier 1 risk-based capital ratio is 4% (8% for de novo institutions).
(2)	The minimum required total risk-based capital ratio is 8%.
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

(4)	A de novo institution which is subject to higher minimum ratio requirements as noted in (1) above for up to the first three years of operations.
(5)	Ratios are based on the banks' regulatory reports filed on or before October 30, 2010.
(6)
The institution is subject to a regulatory agreement and, accordingly, cannot be classified better than adequately-capitalized even though the risk-based capital ratios would otherwise suggest well-capitalized classification.

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

(13)
On September 30, 2010, Capitol transferred its Operations and Technology Group with an estimated fair value of approximately $8 million to Michigan Commerce Bank (MCB), pursuant to an order from Michigan's Office of Financial and Insurance Regulation which approved the transaction as a non-cash capital contribution to MCB's surplus and Tier 1 capital.  MCB's regulatory capital position at September 30, 2010 reflects this $8 million addition to Tier 1 capital pursuant to that order.

(14)	For purposes of this presentation, such merger has been reflected as if it occurred on December 31, 2009.

Banks less than adequately-capitalized may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The summary above indicates that Capitol, on a consolidated basis, was classified as less than adequately-capitalized at September 30, 2010.

Capitol's total risk-based capital ratio at September 30, 2010 was adversely impacted by the exclusion of approximately $154.4 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  Tier 1 capital decreased during the nine months ended September 30, 2010 as a result of operating losses; however, the Tier 2 limitation did not apply to Capitol's regulatory capital computations at earlier measurement dates prior to 2010.

In addition to Capitol's consolidated regulatory capital classification at September 30, 2010, several of its bank subsidiaries had capital levels resulting in classification as undercapitalized or significantly-undercapitalized at that date.  Regarding banks classified as undercapitalized or significantly-undercapitalized, and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Proceeds from sale of banks through September 30, 2010 have been deployed as additional capital in the remaining banks pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than adequately-capitalized bank subsidiaries further through allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, gains on divestiture of some bank subsidiaries and other initiatives.

In April 2010, Capitol completed an offering of 2.5 million shares of previously unissued common stock and warrants for the purchase of 1.25 million additional shares of common stock, resulting in net proceeds approximating $6.8 million with a corresponding increase to Capitol's stockholders' equity.  The warrants have an exercise price of $3.50 per warrant and expire in 2013.

On June 30, 2010, Capitol issued an aggregate 95,000 shares of its Series A Noncumulative Perpetual Preferred Stock.  Of that aggregate issuance, 44,020 shares were issued to a consolidated subsidiary of Capitol and, accordingly, have been eliminated in consolidation.  The remaining 50,980 shares were issued to a bank-development company which is an unconsolidated affiliate of Capitol.  The liquidation preference of the shares issued is $100.00 per share, with an aggregate issuance of $9.5 million of which $4.4 million has been eliminated upon consolidation.  The Series A Preferred Stock is nonvoting and callable at Capitol's option after 36 months from date of issuance at $100.00 per share plus any accrued dividends.  Dividends on such shares are payable only when and if declared by Capitol's board of directors based on an annual rate of 6%.

Trends Affecting Operations

During interim periods of 2010, Capitol has incurred significant net losses from operations, primarily resulting from additional loan losses associated with a continuing uncertain economy and operating environment coupled with elevated costs and adverse valuation of other real estate owned.  These operating losses have resulted in a significant erosion of capital and other regulatory matters which are discussed elsewhere in this document.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which include, but are not limited to, the following:

•     Significant proceeds from pending future bank sales to enable timely deployment to improve capital adequacy at remaining bank subsidiaries, in addition to raising additional capital from other sources at the parent-company level;
•     Future abatement of loan losses and losses associated with other nonperforming assets;
•     Future reduction in operating expenses;
•     Future improvement in net interest margin and sources of noninterest income; and
•     Future conversion of nonperforming assets into earning assets.

As noted elsewhere in this narrative, Capitol has experienced adverse trends in its results of operations, asset quality, valuation of collateral-dependent loans and other real estate owned and capital adequacy.  Capitol continues to focus on its efforts to mitigate those adverse trends through a multifaceted approach to raise and redeploy capital funds, merge bank subsidiaries on a regional basis to achieve operational efficiencies, reduce operating expenses, reduce staffing levels, implement hiring and compensation freezes, sale of banks and suspension of employer contributions to retirement plans, among other things.  Capitol continues to explore other ideas to improve operating results and capital adequacy.

Capitol has made significant progress in its efforts to reduce staffing and operating costs as well as redeployment of proceeds from the sale of banks completed thus far.  In addition, in the most recent quarterly period, a notable reduction in the amount of nonperforming assets was achieved following a slowing trend in the prior growth rate of such assets, beginning in the fourth quarter of 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations – Continued

While Capitol's management believes its plans to improve operating results and capital adequacy will help mitigate recent adverse trends, Capitol's loan portfolio is dominated by loans secured by real estate.  Future valuation of collateral-dependent loans and other real estate owned and future loan repayments by borrowers are largely dependent upon economic conditions on a local, regional and national basis.  Uncertainty in those economic conditions, particularly relating to real estate values and the ability of borrowers to repay loans, is outside of the control of Capitol and its banks.  Accordingly, the extent to which those matters may further adversely affect Capitol in the future remains highly unpredictable.

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

The Board of Governors of the Federal Reserve, which influences interest rates, has maintained interbank borrowing rates at record low levels and has also expressed concerns about a variety of macro economic issues.  Home mortgage rates have fluctuated and residential real estate markets have deteriorated in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of earlier subprime and other residential mortgage "meltdown" issues; Capitol believes its exposure to the residential real estate crisis to be generally minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, result in lower interest income to Capitol in the near term in the current interest-rate environment; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.  As mentioned previously, general economic conditions within the states of Michigan, Arizona and Nevada and the national economic recession are uncertain and are likely to continue to have an adverse impact on Capitol, its banks and bank customers.  It is likely that economic recovery may take an extended period of time.

Media reports raising questions about the health of the domestic economy and the sustained national recession have continued in 2010.  During the interim 2010 period, nonperforming assets have increased; it is likely levels of nonperforming assets and related loan losses may increase further as economic conditions, locally and nationally, evolve.

Through September 30, 2010, mergers of some of Capitol's banking subsidiaries have been completed in Arizona, southern California, Georgia, Indiana, Michigan, Nevada and the Pacific Northwest.  The resulting merged institutions have been combined on a regional basis to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.

Proposed Spin-off of Michigan Commerce Bancorp Limited

In 2009, Capitol announced its intention to formally and legally separate the operations of Michigan Commerce Bancorp Limited as an independent publicly-traded company through a spin-off transaction.  Capitol has terminated plans to complete the proposed spin-off.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Divestiture of Banks

Through September 30, 2010, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale
	Date Sold	Proceeds	Gain (Loss)
Bank of Belleville(1)	April 27, 2010	$4,990	$1,233
Napa Community Bank(1)(3)	April 30, 2010	21,574	7,372
Ohio Commerce Bank(2)	June 30, 2010	6,520	1,478
Community Bank of Lincoln(2)	July 30, 2010	3,750	1,268
USNY Bank(2)	August 20, 2010	2,700	(271)
Adams Dairy Bank(2)	August 30, 2010	4,335	559
Bank of San Francisco(1)	September 27, 2010	6,604	1,740

		$50,473	$13,379

(1)   Previously a majority-owned subsidiary of Capitol.
(2)   Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.
(3)    Under the terms of the sale transaction, Capitol could receive additional proceeds of up to $5.3 million in the future, subject to Napa Community Bank's future financial performance.

In addition to completed sales transactions, Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which were pending as of September 30, 2010:  1st Commerce Bank, Bank of Fort Bend, Bank of Tucson – Tucson location, Evansville Commerce Bank, Southern Arizona Community Bank and three banks located in Colorado (see following paragraph).  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 45 and 46 of this document.  Total proceeds from those pending sales are expected to approximate $50.3 million, resulting in a gain of $6.7 million ($0.34 per share) and are expected to be consummated throughout the remainder of 2010 or early 2011, subject to regulatory approval and other significant contingencies.

On October 29, 2010 the sale of Fort Collins Commerce Bank, Larimer Bank of Commerce and Loveland Bank of Commerce was completed with aggregate proceeds of $14.5 million and realized a gain of approximately $1.3 million, which will be reflected in Capitol's fourth quarter 2010 financial statements along with any other sales completed during that period.

Regulatory Matters

In September 2009, Capitol and its second-tier bank holding companies entered into an agreement with the Reserve Bank under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums on subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

In addition, Capitol agreed to:  (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as Capitol's largest bank subsidiary and a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its ALLL methodology for loans held by Capitol and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters – Continued

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

Many of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on pages 39-40 of this document.

Regulatory capital matters are set forth in Note N of the accompanying condensed consolidated financial statements.

On July 21, 2010, the Dodd-Frank Act was signed into law and significantly changes future regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of FDIC insurance coverage and impose new capital requirements on bank holding companies including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, is currently uncertain.

[The remainder of this page intentionally left blank]

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
September 30, 2010

(in $1,000s)
		Pending
		Future
	Historical	Sale of Bank
	Amounts	Subsidiaries		Pro Forma
	As Reported	(Note A)		Consolidated

ASSETS

Cash and cash equivalents	$813,513	$(94,136)		$719,377
Loans held for sale	7,736	(330)		7,406
Investment securities	30,675	(6,224)		24,451
Portfolio loans	3,251,942	(493,631)		2,758,311
Less allowance for loan losses	(148,777)	9,592		(139,185)
Net portfolio loans	3,103,165	(484,039)		2,619,126
Premises and equipment, net	42,281	(3,314)		38,967
Goodwill	66,105	(916)		65,189
Other real estate owned	108,424	(5,039)		103,385
Other assets	65,689	(10,302)		55,387

TOTAL ASSETS	$4,237,588	$(604,300)		$3,633,288

LIABILITIES AND EQUITY

Liabilities:
Deposits	$3,796,548	$(576,235)		$3,220,313
Debt obligations	311,832	(16,482)		295,350
Other liabilities	51,524	(1,324)		50,200
Total liabilities	4,159,904	(594,041)		3,565,863

Equity:
Capitol Bancorp Limited stockholders' equity:
Preferred stock	5,098			5,098
Common stock	288,031			288,031
Retained earnings (deficit)	(245,397)	6,664	B	(238,733)
Other, net	(360)			(360)
Total Capitol Bancorp Limited stockholders' equity	47,372	6,664		54,036
Noncontrolling interests in consolidated subsidiaries	30,312	(16,923)		13,389
Total equity	77,684	(10,259)		67,425

TOTAL LIABILITIES AND EQUITY	$4,237,588	$(604,300)		$3,633,288

Nonperforming loans	$340,159	$(19,654)		$320,505
Real estate owned and other repossessed assets	108,425	(5,039)		103,386
Total nonperforming assets	$448,584	$(24,693)		$423,891

Selected capital ratios:
Total equity as a percentage of total assets	1.83%			1.86%
Total capital as a percentage of total assets--Note C	5.79%			6.47%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pending future sale of 1st Commerce Bank, Bank of Fort Bend, Bank of Tucson-Tucson location,
Evansville Commerce Bank, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland
Bank of Commerce and Southern Arizona Community Bank.

B--Estimated gain on pending sale of banks (see Note A), less transaction expenses. Sale proceeds are estimated to approximate $50.3 million.

C--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

(in $1,000s, except per-share data)

	Nine Months Ended September 30, 2010				
	Historical Amounts	Completed Sale of Bank Subsidiaries (Note A)	Subtotal Pro Forma Consolidated	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 147,278		$ 147,278	$ (24,322)	$ 122,956
Interest expense	54,579		54,579	(5,884)	48,695
Net interest income	92,699		92,699	(18,438)	74,261
Provision for loan losses	126,918		126,918	(6,620)	120,298
Net interest income after provision for loan losses	(34,219)		(34,219)	(11,818)	(46,037)
Noninterest income	18,658		18,658	(1,989)	16,669
Noninterest expense	149,149		149,149	(14,269)	134,880
Loss before income taxes	(164,710)		(164,710)	462	(164,248)
Income tax expense (benefit)	(4,258)		(4,258)	(1,001)	(5,259)
Income (loss) from continuing operations	(160,452)		(160,452)	1,463	(158,989)
Discontinued operations:					
Income from operations of bank subsidiaries sold	854	(854)			
Gain on sales of bank subsidiaries	13,379	(13,379)			
Less income tax expense	5,159	(5,159)			
Income from discontinued operations	9,074	(9,074)			
NET LOSS	(151,378)	(9,074)	(160,452)	1,463	(158,989)
Net losses attributable to noncontrolling interests	21,732	183	21,915	(1,857)	20,057
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (129,646)	$ (8,891)	$ (138,537)	$ (394)	$ (138,932)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (6.54)		$ (6.99)		$ (7.01)

	Year Ended December 31, 2009					
		Pro Forma Adjustments				
	Historical Amounts (Note E)	2009 Sale of Yuma Community Bank (Note C)	2009 Sale of Bank of Santa Barbara (Note D)	Sale of Bank Subsidiaries Completed in 2010 through September 30 (Note A)	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 233,667				$ (32,692)	$ 200,975
Interest expense	102,284				(10,442)	91,842
Net interest income	131,383				(22,250)	109,133
Provision for loan losses	182,538				(8,641)	173,897
Net interest income after provision for loan losses	(51,155)				(13,609)	(64,764)
Noninterest income	25,110				(2,360)	22,750
Noninterest expense	219,992				(17,588)	202,404
Loss before income taxes	(246,037)				1,619	(244,418)
Income tax expense (benefit)	16,857				(4,071)	12,786
Income (loss) from continuing operations	(262,894)				5,690	(257,204)
Discontinued operations:						
Income from operations of bank subsidiaries sold	(1,272)	(611)	2,197	(314)		
Gain on sales of bank subsidiaries	1,187	(1,187)				
Less income tax expense	1,561	(239)	897	(2,219)		
Income from discontinued operations	(1,646)	(1,559)	1,300	1,905		
NET LOSS	(264,540)	(1,559)	1,300	1,905	5,690	(257,204)
Net losses attributable to noncontrolling interests	69,371		(1,258)	(2,329)	(6,120)	59,664
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (195,169)	$ (1,559)	$ 42	$ (424)	$ (430)	$ (197,540)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (11.28)					$ (11.42)

A--In 2010, Bank of Belleville (BBV), Napa Community Bank (NCB), Ohio Commerce Bank (OCB), Community Bank of Lincoln (CBOL), USNY Bank (USNY), Adams Dairy Bank (ADB), and Bank of San Francisco (BSF) were sold for approximately $50.5 million in sale proceeds and related net gain of $13.4 million (see Note D to the Condensed Consolidated Financial Statements for individual amounts). The pro forma adjustment for the nine months ended September 30, 2010 removes the operating results of BBV, NCB, OCB, CBOL, USNY, ADB and BSF and related net gain on sale as if the sales had occurred at the beginning of the period presented. The pro forma adjustment for the year ended December 31, 2009 removes the operating results of BBV, NCB, OCB, CBOL, USNY, ADB and BSF as if the sales occurred at the beginning of the year.

B--Pending future sale of 1st Commerce Bank, Bank of Fort Bend, Bank of Tucson-Tucson location, Evansville Commerce Bank, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce and Southern Arizona Community Bank. The pro forma adjustment removes the operating results of these banks as if the sales occurred at the beginning of the period presented. Sale proceeds on pending future sale of banks are estimated to approximate $50.3 million and the gain is estimated to approximate $6.7 million, after giving effect to estimated transaction expenses.

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

E--The historical results of operations of YCB, BSB, BBV, NCB, OCB, CBOL, USNY, ADB and BSF were combined and reclassified to discontinued operations for presentation purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Impact of Accounting Standards Updates

There are several accounting standards updates issued or becoming effective in 2010.  They are discussed in Note B of the accompanying condensed consolidated financial statements.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Capitol's Chief Executive Officer and Chief Financial Officer of the effectiveness of Capitol's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Capitol's disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by Capitol in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Capitol's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2009 during the nine months ended September 30, 2010.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which include, but are not limited to, the following:

                 •  Significant proceeds from pending future bank sales to enable timely deployment to improve capital adequacy at remaining bank subsidiaries, in addition to raising additional capital from other sources at the parent-company level;
                 •  Future abatement of loan losses and losses associated with other nonperforming assets;
                 •  Future reduction in operating expenses;
                 •  Future improvement in net interest margin and sources of noninterest income; and
                 •  Future conversion of nonperforming assets into earning assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	[Removed and Reserved.]
Item 5.	Other Information.

On November 15, 2010, following prior approval by the Compensation Committee of the Board of Directors, the employment agreements with the following three named executive officers (the NEOs) of Capitol were amended and restated in substantially the same identical form of amended and restated employment agreements, a copy of which filed hereto as Exhibit 10.1 and incorporated herein by reference:

Name of NEO	Title	Date

Cristin K. Reid	Corporate President	November 15, 2010
Lee W. Hendrickson	Chief Financial Officer	November 15, 2010
Bruce A. Thomas	President of Bank Operations	November 15, 2010

PART II.  OTHER INFORMATION – Continued

Item 5.
Other Information. – Continued

The NEO's entered into the amended and restated employment agreements at the request of Capitol to provide for greater uniformity concerning the employment agreements for Capitol's executive officers and to update the prior employment agreements to reflect changes in law.  The amended and restated employment agreements with the NEOs maintain substantially all of the same employment terms as prior employment agreements with the NEOs.  Capitol also entered into amended and restated employment agreements with its other executive officers and those agreements are similar in all material respects to those described herein for the NEOs.

The amended and restated employment agreements incorporate the current salary level of each NEO and include several additional terms that are beneficial to Capitol when compared to the previous employment agreements including:

•  a 36 month term rather than the 60 month term as set forth in the prior employment agreements;

•  a double trigger provision for any payments made in connection with a change of control (the previous employment agreements with the NEOs could be terminated by the NEO upon a change of control for which the NEO would also be entitled to receive a severance payment);

•  a provision providing for the recoupment of incentive compensation if Capitol's board of directors, or an appropriate committee thereof, determines that any fraud, negligence or intentional misconduct by the NEO is a significant contributing factor to Capitol having to restate all or a portion of its consolidated financial statements, pursuant to which Capitol's board of directors or applicable committee may require reimbursement of any bonus or incentive compensation previously paid to the NEO; and

•  a requirement that the NEO sign a general release of Capitol prior to the payment of any severance amount upon termination of employment.

Pursuant to the amended and restated employment agreements, Capitol agreed to employ the NEOs for a term of 36 months beginning on November 15, 2010, each in their current respective positions.  Under those agreements for the NEOs, on each anniversary date of the agreement, the employment period will be automatically extended for an additional year, unless Capitol has provided prior notice to the NEO that the term will not be extended further.

The foregoing description of the amended and restated employment agreements for each of the NEOs is not complete and is qualified in its entirety by reference to the agreements, the form of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

PART II.  OTHER INFORMATION – Continued

Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit
10.1	Form of Employment Agreement
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)
Date: November 15, 2010	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: November 15, 2010	/s/ Lee W. Hendrickson Lee W. Hendrickson (principal financial officer/ principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Form of Employment Agreement.
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.