Form 10-Q/A
period 2010-09-30
CAPITOL BANCORP LTD
filed 2011-03-03
CIK 840264

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

Explanatory Note

Capitol Bancorp Ltd. (Capitol) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q to revise its unaudited condensed consolidated financial statements and other information as of and for the three months and nine months ended September 30, 2010 that were part of Form 10-Q that Capitol filed with the Securities and Exchange Commission (SEC) on November 15, 2010.

As discussed in Capitol's various SEC filings, regulatory agencies may require Capitol or its banks to increase their provision for loan losses or to recognize loan charge-offs based upon judgments different from those of management.  Any increase in the allowance for loan losses required by regulatory agencies could adversely impact Capitol's operating results and financial position.  The allowance for loan losses requires significant judgment, is an estimate and is one of Capitol's critical accounting policies.

Capitol's unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2010 have been revised to reflect an additional provision for loan losses of $11.7 million resulting from Michigan Commerce Bank's amended regulatory financial statements as of and for the period ended September 30, 2010 filed on February 22, 2011.  Michigan Commerce Bank is a significant subsidiary of Capitol.  Prior to Michigan Commerce Bank's filing of such amended regulatory financial statements, its allowance for loan losses was believed by management to be appropriate based on information known at the time of the bank's original filing of its regulatory financial statements as of September 30, 2010.

Michigan Commerce Bank's amendment of its regulatory financial statements as of and for the period ended September 30, 2010 to increase its allowance for loan losses and related provision for loan losses in the amount of $11.7 million, resulted from a recently-completed joint examination of the bank by the Federal Deposit Insurance Corporation and the Office of Financial and Insurance Regulation of the State of Michigan.  Such examination commenced in September 2010.  The bank's decision to amend its interim financial statements was based on discussion with those regulatory agencies regarding expectations that certain examination findings, including a change in estimate regarding the bank's allowance for loan losses as of September 30, 2010, would require such amendment; however, the bank has not yet received the related examination report.

The information in this Amendment No. 1 to Form 10-Q not only revises the unaudited condensed consolidated financial statements that were contained in the originally-filed Form 10-Q for the three months and nine months ended September 30, 2010, but also amends other information in that Form 10-Q affected by the revision described above.  Therefore, this Amendment No. 1 should be read together with the originally-filed Form 10-Q.  Furthermore, this Amendment No. 1 does not reflect events occurring after the filing of the originally-filed Form 10-Q or update information or disclosures contained in the originally-filed Form 10-Q that were not affected by the revision described above.  Accordingly, this Amendment No. 1 also should be read in conjunction with subsequent filings of financial information by Capitol relating to its financial position and results of operations for the year ended December 31, 2010, as information in such subsequent filings may update or supersede certain information contained in this Amendment No. 1 to Form 10-Q.

The following items of the originally-filed Form 10-Q for the three months and nine months ended September 30, 2010 have been revised:

Part I – Financial Information:
Item 1 – Financial Statements (unaudited)
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4 – Controls and Procedures

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, updated certifications by Capitol's principal executive officer and principal financial officer are filed herewith as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 to this Amendment No. 1 on Form 10-Q which are currently dated March 2, 2011.

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(in $1,000s, except share and per-share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
	(As Revised--Note P)
ASSETS
Cash and due from banks	$86,917	$69,190
Money market and interest-bearing deposits	725,141	657,846
Federal funds sold	1,455	4,863
Cash and cash equivalents	813,513	731,899
Loans held for sale	7,736	11,119
Investment securities -- Note C:
Available for sale, carried at fair value	27,253	39,776
Held for long-term investment, carried at
amortized cost which approximates fair value	3,422	5,791
Total investment securities	30,675	45,567
Federal Home Loan Bank and Federal Reserve
Bank stock (carried on the basis of cost) -- Note C	22,020	21,646
Portfolio loans:
Loans secured by real estate:
Commercial	1,699,958	1,812,387
Residential (including multi-family)	648,507	679,847
Construction, land development and other land	357,587	444,420
Total loans secured by real estate	2,706,052	2,936,654
Commercial and other business-purpose loans	488,300	580,524
Consumer	32,308	37,336
Other	25,282	24,486
Total portfolio loans	3,251,942	3,579,000
Less allowance for loan losses	(160,502)	(136,184)
Net portfolio loans	3,091,440	3,442,816
Premises and equipment	42,281	44,779
Accrued interest income	11,582	13,893
Goodwill	66,105	66,126
Other real estate owned	108,424	111,102
Recoverable income taxes	1,825	43,763
Other assets	30,262	39,099
Assets of discontinued operations -- Note D	--	560,131

TOTAL ASSETS	$4,225,863	$5,131,940

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$648,416	$577,858
Interest-bearing	3,148,132	3,364,521
Total deposits	3,796,548	3,942,379
Debt obligations:
Notes payable and other borrowings	144,282	243,747
Subordinated debentures -- Note H	167,550	167,441
Total debt obligations	311,832	411,188
Accrued interest on deposits and other liabilities	51,524	43,162
Liabilities of discontinued operations -- Note D	--	501,605
Total liabilities	4,159,904	4,898,334

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Notes F and N:
Preferred stock (Series A), 700,000 shares authorized
($100 per-share liquidation preference); 50,980 shares
issued and outstanding in 2010 (none in 2009) -- Note I	5,098	--
Preferred stock (for potential future issuance),
19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding: 2010 - 21,623,056 shares
2009 - 17,545,631 shares	288,031	277,707
Retained-earnings deficit	(256,802)	(115,751)
Undistributed common stock held by employee-benefit trust	(558)	(558)
Fair value adjustment (net of tax effect) for investment securities
available for sale (accumulated other comprehensive income)	198	(63)
Total Capitol Bancorp Limited stockholders' equity	35,967	161,335
Noncontrolling interests in consolidated subsidiaries	29,992	72,271
Total equity	65,959	233,606

TOTAL LIABILITIES AND EQUITY	$4,225,863	$5,131,940

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
(in $1,000s, except per share data)

	Three Month Period		Nine Month Period
	2010	2009	2010	2009
	(As Revised--Note P)		(As Revised--Note P)
Interest income:
Portfolio loans (including fees)	$47,527	$55,640	$144,781	$170,792
Loans held for sale	72	136	194	515
Taxable investment securities	126	89	437	262
Federal funds sold	2	16	10	53
Other	682	439	1,856	1,144
Total interest income	48,409	56,320	147,278	172,766
Interest expense:
Deposits	13,027	18,585	41,648	60,640
Debt obligations and other	4,098	5,756	12,931	17,317
Total interest expense	17,125	24,341	54,579	77,957
Net interest income	31,284	31,979	92,699	94,809
Provision for loan losses	45,885	44,482	138,643	109,402
Net interest income deficiency after
provision for loan losses	(14,601)	(12,503)	(45,944)	(14,593)
Noninterest income:
Service charges on deposit accounts	1,071	1,339	3,225	3,922
Trust and wealth-management revenue	960	1,288	3,282	3,811
Fees from origination of non-portfolio residential
mortgage loans	617	624	1,427	2,402
Gain on sale of government-guaranteed loans	901	643	1,508	919
Realized gain (loss) on sale of investment securities
available for sale	(4)	41	10	42
Gain on debt extinguishment			1,255
Other	3,353	939	7,951	3,959
Total noninterest income	6,898	4,874	18,658	15,055
Noninterest expense:
Salaries and employee benefits	18,989	20,705	57,871	68,343
Occupancy	4,103	4,187	12,592	12,613
Equipment rent, depreciation and maintenance	2,369	2,765	7,987	8,806
Costs associated with foreclosed properties and other
real estate owned	14,645	9,577	35,386	17,916
FDIC insurance premiums and other regulatory fees	3,733	3,455	12,136	9,964
Other	7,918	8,068	23,177	19,570
Total noninterest expense	51,757	48,757	149,149	137,212
Loss before income taxes	(59,460)	(56,386)	(176,435)	(136,750)
Income taxes (benefit)	56	66,436	(4,258)	37,268
Loss from continuing operations	(59,516)	(122,822)	(172,177)	(174,018)
Discontinued operations -- Note D:
Income (loss) from operations of bank subsidiaries sold	268	(206)	854	467
Gain on sale of bank subsidiaries	3,296	1,187	13,379	1,187
Less income tax expense	1,292	6,274	5,159	6,618
Income (loss) from discontinued operations	2,272	(5,293)	9,074	(4,964)
NET LOSS	(57,244)	(128,115)	(163,103)	(178,982)
Net losses attributable to noncontrolling interests in
consolidated subsidiaries	5,078	45,426	22,052	59,315

NET LOSS ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(52,166)	$(82,689)	$(141,051)	$(119,667)

NET LOSS PER COMMON SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note G	$(2.45)	$(4.75)	$(7.12)	$(6.93)

See notes to condensed consolidated financial statements.

	Capitol Bancorp Limited Stockholders' Equity							
	Preferred Stock	Common Stock	Retained-Earnings (Deficit)	Undistributed Common Stock Held by Employee-Benefit Trust	Accumulated Other Comprehensive Income (Loss)	Total Capitol Bancorp Limited Stockholders Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
Nine Months Ended September 30, 2009								
Balances at January 1, 2009		$ 274,018	$ 80,255	$ (569)	$ 144	$ 353,848	$ 159,220	$ 513,068
Investment in consolidated subsidiary by noncontrolling interest			27			27	134	161
Reduction in noncontrolling interests in consolidated subsidiaries due to deconsolidation							(18,829)	(18,829)
Issuance of 227,357 shares of common stock to acquire noncontrolling interest in consolidated subsidiary		2,542				2,542	(2,542)	--
Surrender of 3,934 shares of common stock to facilitate vesting of restricted stock		(23)				(23)		(23)
Recognition of compensation expense relating to restricted common stock and stock options		719				719		719
Tax effect of share-based payments		(169)				(169)		(169)
Cash dividends paid ($0.05 per share)			(864)			(864)		(864)
Components of comprehensive loss:								
Net loss			(119,667)			(119,667)	(59,315)	(178,982)
Fair value adjustment for investment securities available for sale (net of income tax effect)					(28)	(28)		(28)
Comprehensive loss						(119,695)		(179,010)
BALANCES AT SEPTEMBER 30, 2009		$ 277,087	$ (40,249)	$ (569)	$ 116	$ 236,385	$ 78,668	$ 315,053
Nine Months Ended September 30, 2010 (As Revised--Note P)								
Balances at January 1, 2010		$ 277,707	$ (115,751)	$ (558)	$ (63)	$ 161,335	$ 72,271	$ 233,606
Reduction in noncontrolling interest of sold banks							(20,227)	(20,227)
Issuance of 10,000 shares of common stock upon exercise of stock options		20				20		20
Issuance of 50,980 shares of Series A preferred stock to bank development affiliate -- Note I	$ 5,098					5,098		5,098
Issuance of 2,500,000 shares of common stock to institutional investors		6,850				6,850		6,850
Issuance of 1,374,000 shares of common stock for redemption of promissory notes		3,325				3,325		3,325
Surrender of 8,420 shares of common stock to facilitate vesting of restricted stock		(13)				(13)		(13)
Issuance of 224,720 unvested shares of restricted common stock, net of related unearned employee compensation and 22,875 forfeited shares		--				--		--
Recognition of compensation expense relating to restricted common stock and stock options -- Note F		435				435		435
Tax effect of share-based payments		(293)				(293)		(293)
Components of comprehensive loss:								
Net loss			(141,051)			(141,051)	(22,052)	(163,103)
Fair value adjustment for investment securities available for sale (net of income tax effect)					261	261		261
Comprehensive loss						(140,790)		(162,842)
BALANCES AT SEPTEMBER 30, 2010	$ 5,098	$ 288,031	$ (256,802)	$ (558)	$ 198	$ 35,967	$ 29,992	$ 65,959

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(in $1,000s)

	2010	2009
	(As Revised--Note P)

OPERATING ACTIVITIES
Net loss	$(163,103)	$(178,982)
Adjustments to reconcile net loss to net cash provided
by operating activities (including discontinued operations):
Provision for loan losses	140,984	114,909
Depreciation of premises and equipment	6,305	7,841
Amortization of intangibles	169	2,486
Net amortization (accretion) of investment security premiums (discounts)	281	(38)
Loss on sale of premises and equipment	258	107
Gain on sale of government-guaranteed loans	(1,869)	(1,887)
Gain on sale of bank subsidiaries	(13,379)	(1,187)
Gain on debt extinguishment	(1,255)	--
Realized gain on sale of investment securities available for sale	(10)	(42)
Loss on sale of other real estate owned	1,744	1,007
Write-down of other real estate owned	25,804	13,002
Amortization of issuance costs of subordinated debentures	109	109
Share-based compensation expense	435	719
Deferred income tax credit	(47,933)	(48,907)
Valuation allowance for deferred income tax assets	49,393	55,992
Originations and purchases of loans held for sale	(89,100)	(261,950)
Proceeds from sales of loans held for sale	91,994	257,552
Decrease in accrued interest income and other assets	62,201	59,940
Increase in accrued interest expense on deposits and other liabilities	9,086	2,751

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,114	23,422

INVESTING ACTIVITIES
Cash equivalents of acquired bank affiliate	18,949	--
Proceeds from sales of investment securities available for sale	22,075	916
Proceeds from calls, prepayments and maturities of investment
securities	14,935	14,529
Purchases of investment securities	(22,298)	(32,111)
Purchase of Federal Home Loan Bank stock	(1,411)	(1,672)
Redemption of Federal Home Loan Bank stock by issuer	1,169	637
Net decrease in portfolio loans	130,227	105,141
Proceeds from sales of government-guaranteed loans	15,192	25,500
Proceeds from sales of premises and equipment	3,742	1,974
Purchases of premises and equipment	(7,420)	(3,655)
Proceeds from sales of bank subsidiaries	33,084	9,506
Proceeds from sales of other real estate owned	35,590	11,182

NET CASH PROVIDED BY INVESTING ACTIVITIES	243,834	131,947

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	76,222	295,852
Net decrease in certificates of deposit	(187,619)	(27,992)
Net borrowings from (payments on) debt obligations	(1,548)	953
Proceeds from Federal Home Loan Bank borrowings	541,480	2,768,830
Payments on Federal Home Loan Bank borrowings	(649,067)	(2,876,522)
Resources provided by noncontrolling interests	--	134
Net proceeds from issuance of common stock	6,870	--
Tax effect of share-based payments	(293)	(169)
Cash dividends paid	--	(864)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(213,955)	160,222

INCREASE IN CASH AND CASH EQUIVALENTS	101,993	315,591

Change in cash and cash equivalents of discontinued operations	(20,379)	(10,913)

Cash and cash equivalents at beginning of period	731,899	519,436

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$813,513	$824,114

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$58,451	$88,356
Transfers of loans to other real estate owned	60,239	80,991
Surrender of common stock to facilitate exercise of stock options
and vesting of restricted stock	13	23

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Discontinued Operations – Continued

Capitol's consolidated results of operations would not have been materially different if the sales of these banks had occurred at the beginning of the periods presented; however, such sales are reflected on that basis in the pro forma condensed consolidated financial statements on page 49 of this document.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Fair Value – Continued

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in ASC 825-10 (formerly FAS 107) were as follows (in $1,000s):

	September 30, 2010 (As Revised)			December 31, 2009
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$813,513	$813,513		$731,899	$731,899
Loans held for sale	7,736	7,736		11,119	11,119
Investment securities:
Available for sale	27,253	27,253		39,776	39,776
Held for long-term investment	3,422	3,422		5,791	5,791
	30,675	30,675		45,567	45,567
Federal Home Loan Bank and Federal Reserve Bank stock	22,020	22,020		21,646	21,646
Portfolio loans:
Loans secured by real estate:
Commercial	1,699,958	1,630,108		1,812,387	1,732,535
Residential (including multi-family)	648,507	618,514		679,847	644,894
Construction, land development and other land	357,587	320,827		444,420	371,339
Total loans secured by real estate	2,706,052	2,569,449		2,936,654	2,748,768
Commercial and other business-purpose loans	488,300	475,090		580,524	564,028
Consumer	32,308	32,399		37,336	37,692
Other	25,282	23,821		24,486	22,770
Total portfolio loans	3,251,942	3,100,759		3,579,000	3,373,258
Less allowance for loan losses	(160,502)	(160,502)		(136,184)	(136,184)
Net portfolio loans	3,091,440	2,940,257		3,442,816	3,237,074

Financial liabilities:
Deposits:
Noninterest-bearing	648,416	648,416		577,858	577,858
Interest-bearing:
Demand accounts	1,137,476	1,137,476		1,142,961	1,142,961
Time certificates of less than $100,000	889,007	894,498		858,412	860,235
Time certificates of $100,000 or more	1,121,649	1,127,719		1,363,148	1,365,032
Total interest-bearing	3,148,132	3,159,693		3,364,521	3,368,228
Total deposits	3,796,548	3,808,109		3,942,379	3,946,086
Notes payable and other borrowings	144,282	145,108		243,747	243,765
Subordinated debentures	167,550	170,841	(1)	167,441	170,841	(1)

(1)	Represents liquidation or principal amount outstanding. The quoted market value of certain trust-preferred securities
(Capitol Trust I and XII) included within subordinated debentures was substantially less than that amount.
(2)	Excludes amounts related to discontinued operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note G – Net Loss Per Common Share Attributable to Capitol Bancorp Limited

Computations of loss per common share were based on the following (in 1,000s) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2010	2009	2010	2009
	(As Revised)		(As Revised)

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(52,166)	$(82,689)	$(141,051)	$(119,667)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic and diluted earnings per share)	21,300	17,398	19,810	17,269

Number of antidilutive stock options excluded from diluted net loss per share computation	1,922	2,375	1,922	2,375

Number of antidilutive unvested restricted shares excluded from diluted net loss per share computation	318	109	318	109

Number of antidilutive warrants excluded from diluted net loss per share computation	76	76	76	76

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note J – Pending Sale of Subsidiary Banks

In addition to completed sales of certain bank subsidiaries (see Note D), Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which were pending at September 30, 2010:  1st Commerce Bank, Bank of Fort Bend, Bank of Tucson – Tucson location, Evansville Commerce Bank, Southern Arizona Community Bank and three banks located in Colorado (see following paragraph).  The financial statement impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 48 and 49 of this document.

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

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed on page 44 of this document, as well as a variety of risk factors discussed elsewhere in this document and Capitol's other filings with the Securities and Exchange Commission.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note N –Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

	September 30,		December 31,
	2010		2009
		(As Revised)
Tier 1 capital to average adjusted total assets:
Minimum required amount	≥	$178,290	≥	$210,651
Actual amount		$14,439		$242,547
Ratio		0.32%		4.61%

Tier 1 capital to risk-weighted assets:
Minimum required amount(1)	≥	$126,948	≥	$162,089
Actual amount		$14,439		$242,547
Ratio		0.45%		5.99%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(2)	≥	$253,896	≥	$324,177
Actual amount		$28,878		$383,449
Ratio		0.91%		9.46%

(1)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered adequately-capitalized is 4%.
(2)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered adequately-capitalized is 8%.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note P – Revision of Previously-Issued Financial Statements

The unaudited condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2010 have been revised to reflect an additional provision for loan losses of $11.7 million resulting from Michigan Commerce Bank's amended regulatory financial statements as of and for the period ended September 30, 2010 filed in February 2011.  Michigan Commerce Bank is a significant subsidiary of Capitol.

Michigan Commerce Bank's amendment of its regulatory financial statements as of and for the period ended September 30, 2010 to increase its allowance for loan losses and related provision for loan losses in the amount of $11.7 million, resulted from a recently-completed joint examination of the bank by the Federal Deposit Insurance Corporation and the Office of Financial and Insurance Regulation of the State of Michigan.  Such examination commenced in September 2010.  The bank's decision to amend its interim financial statements was based on discussion with those regulatory agencies regarding expectations that certain examination findings, including a change in estimate regarding the bank's allowance for loan losses as of September 30, 2010, would require such amendment; however, the bank has not yet received the related examination report.

The following table summarizes the revisions to Capitol's unaudited condensed consolidated financial statements for each affected line item (in $1,000s, except per-share data):

	For the Three Months Ended September 30, 2010			As of and for the Nine Months Ended September 30, 2010
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Net portfolio loans				$3,103,165	$(11,725)	$3,091,440
Total assets				4,237,588	(11,725)	4,225,863
Retained-earnings deficit				(245,397)	(11,405)	(256,802)
Total Capitol Bancorp Limited stockholders' equity				47,372	(11,405)	35,967
Noncontrolling interests in consolidated subsidiaries				30,312	(320)	29,992

Provision for loan losses	$34,160	$11,725	$45,885	126,918	11,725	138,643
Loss before income taxes	(47,735)	(11,725)	(59,460)	(164,710)	(11,725)	(176,435)
Net loss	(45,519)	(11,725)	(57,244)	(151,378)	(11,725)	(163,103)
Net losses attributable to noncontrolling interests in consolidated subsidiaries	4,758	320	5,078	21,732	320	22,052
Net loss attributable to Capitol Bancorp Limited	(40,761)	(11,405)	(52,166)	(129,646)	(11,405)	(141,051)
Net loss per common share attributable to Capitol Bancorp Limited	$(1.91)	$(0.54)	$(2.45)	$(6.54)	$(0.58)	$(7.12)

[The remainder of this page intentionally left blank]

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Capitol for the periods indicated.  The discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto presented elsewhere herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, some of which are material to Capitol and its subsidiaries.  Capitol's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  Please refer to the commentary regarding forward-looking statements appearing on page 3 of this document.

As discussed in Capitol's various SEC filings, regulatory agencies may require Capitol or its banks to increase their provision for loan losses or to recognize loan charge-offs based upon judgments different from those of management.  Any increase in the allowance for loan losses required by regulatory agencies could adversely impact Capitol's operating results and financial position.  The allowance for loan losses requires significant judgment, is an estimate and is one of Capitol's critical accounting policies.

Capitol's unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2010 have been revised to reflect an additional provision for loan losses of $11.7 million resulting from Michigan Commerce Bank's amended regulatory financial statements as of and for the period ended September 30, 2010 filed on February 22, 2011.  Michigan Commerce Bank is a significant subsidiary of Capitol.  Prior to Michigan Commerce Bank's filing of such amended regulatory financial statements, its allowance for loan losses was believed by management to be appropriate based on information known at the time of the bank's original filing of its regulatory financial statements as of September 30, 2010.

Michigan Commerce Bank's amendment of its regulatory financial statements as of and for the period ended September 30, 2010 to increase its allowance for loan losses and related provision for loan losses in the amount of $11.7 million, resulted from a recently-completed joint examination of the bank by the Federal Deposit Insurance Corporation and the Office of Financial and Insurance Regulation of the State of Michigan.  Such examination commenced in September 2010.  The bank's decision to amend its interim financial statements was based on discussion with those regulatory agencies regarding expectations that certain examination findings, including a change in estimate regarding the bank's allowance for loan losses as of September 30, 2010, would require such amendment; however, the bank has not yet received the related examination report.  Michigan Commerce Bank is a significant subsidiary of Capitol and, accordingly, a material change in its interim financial statements is deemed to have a material effect on Capitol's condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2010.  Capitol's consolidated allowance for loan losses and related provision for loan losses have been similarly increased as of and for the three months and nine months ended September 30, 2010.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition

Total assets approximated $4.2 billion at September 30, 2010 and $5.1 billion at December 31, 2009.  The balance sheet includes total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	September 30, 2010	December 31, 2009
	(As Revised)
Arizona Region:
Bank of Tucson	$214,864	$204,933
Central Arizona Bank	72,636	95,303
Southern Arizona Community Bank	92,645	94,585
Sunrise Bank of Albuquerque	75,173	78,930
Sunrise Bank of Arizona	396,559	495,168
Arizona Region Total	851,877	968,919

California Region:
Bank of Feather River	40,878	33,693
Bank of San Francisco(8)		87,740
Napa Community Bank(8)		166,873
Sunrise Bank(4)(9)	262,321	296,197
California Region Total	303,199	584,503

Colorado Region:
Fort Collins Commerce Bank	105,074	93,908
Larimer Bank of Commerce	98,048	89,623
Loveland Bank of Commerce	40,462	40,032
Mountain View Bank of Commerce	55,485	50,621
Colorado Region Total	299,069	274,184

Great Lakes Region:
Bank of Maumee	42,595	46,796
Bank of Michigan	86,592	99,344
Capitol National Bank	170,858	200,597
Evansville Commerce Bank	52,901	56,392
Indiana Community Bank(5)(9)	152,078	175,407
Michigan Commerce Bank(1)(9)	1,014,154	1,233,289
Ohio Commerce Bank(8)		66,175
Great Lakes Region Total	1,519,178	1,878,000

Midwest Region:
Adams Dairy Bank(8)		44,309
Bank of Belleville(8)		70,502
Community Bank of Lincoln(8)		60,356
Midwest Region Total		175,167

Nevada Region:
1st Commerce Bank	43,891	38,811
Bank of Las Vegas(2)(9)	459,271	488,786
Nevada Region Total	503,162	527,597

Northeast Region:
USNY Bank(8)		64,176

Northwest Region:
Bank of the Northwest(3)(9)	154,110	174,005
High Desert Bank	36,970	41,849
Northwest Region Total	191,080	215,854

Southeast Region:
Community Bank of Rowan(6)	149,547
First Carolina State Bank	114,676	115,716
Pisgah Community Bank	53,238	62,773
Sunrise Bank(7)(9)	120,552	137,320
Southeast Region Total	438,013	315,809

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	September 30, 2010	December 31, 2009
	(As Revised)
Texas Region:
Bank of Fort Bend	$38,041	$31,548
Bank of Las Colinas	45,169	43,003
Texas Region Total	83,210	74,551

Parent company and other, net	37,075	53,180

Consolidated Totals	$4,225,863	$5,131,940

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

Total assets decreased $906 million during the nine months ended September 30, 2010, of which $560 million related to bank subsidiaries sold during the period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The consolidated allowance for loan losses at September 30, 2010 approximated $160.5 million or 4.94% of total portfolio loans, a significant increase from the 3.81% ratio at the beginning of the year (excluding discontinued operations), resulting from continued deterioration in economic conditions and adverse changes in asset quality.

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

	Periods Ended September 30
	Three Month Period		Nine Month Period
	2010	2009(1)	2010	2009(1)
	(As Revised)		(As Revised)

Allowance for loan losses at beginning of period	$155,468	$102,535	$136,184	$82,666

Allowance for loan losses of previously-deconsolidated bank subsidiary			1,769

Loans charged-off:
Loans secured by real estate:
Commercial	(21,556)	(5,757)	(47,747)	(11,367)
Residential (including multi-family)	(9,193)	(5,026)	(28,165)	(19,869)
Construction, land development and other land	(6,268)	(11,239)	(28,887)	(24,586)
Total loans secured by real estate	(37,017)	(22,022)	(104,799)	(55,822)
Commercial and other business-purpose loans	(6,950)	(7,149)	(20,706)	(19,164)
Consumer	(875)	(430)	(1,295)	(972)
Other	--	(34)	--	(34)
Total charge-offs	(44,842)	(29,635)	(126,800)	(75,992)
Recoveries:
Loans secured by real estate:
Commercial	754	29	1,495	151
Residential (including multi-family)	1,043	51	1,666	252
Construction, land development and other land	1,743	385	5,349	506
Total loans secured by real estate	3,540	465	8,510	909
Commercial and other business-purpose loans	423	161	2,100	994
Consumer	28	88	96	117
Total recoveries	3,991	714	10,706	2,020
Net charge-offs	(40,851)	(28,921)	(116,094)	(73,972)
Additions to allowance charged to expense (provision for
for loan losses)	45,885	44,482	138,643	109,402

Allowance for loan losses at end of period	$160,502	$118,096	$160,502	$118,096

Average total portfolio loans outstanding	$3,338,447	$3,797,021	$3,439,705	$3,911,639

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	4.89%	3.05%	4.50%	2.52%

(1)	Excludes amounts related to operations discontinued in 2010.

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

The amounts of the allowance for loan losses allocated in the following table (in $1,000s) are based on management's estimate of losses inherent in the portfolio at the balance-sheet date and should not be interpreted as an indication of future charge-offs:

	September 30, 2010		December 31, 2009(1)
	Amount	Percentage of Total Portfolio Loans	Amount	Percentage of Total Portfolio Loans

	(As Revised)

Loans secured by real estate:
Commercial	$55,267	1.70%	$54,396	1.52%
Residential (including multi-family)	44,742	1.37%	26,754	0.75%
Construction, land development and other land	23,643	0.73%	21,416	0.60%
Total loans secured by real estate	123,652	3.80%	102,566	2.87%
Commercial and other business-purpose loans	35,470	1.09%	32,238	0.90%
Consumer	1,195	0.04%	1,294	0.04%
Other	185	0.01%	86	--

Total allowance for loan losses	$160,502	4.94%	$136,184	3.81%

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

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.  The allowance for loan losses as a percentage of nonperforming loans approximated 47% at September 30, 2010, compared to 45% at the beginning of the year (excluding operations discontinued in 2010).

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

Responsive to the elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for the Great Lakes Region, Arizona Region and the Nevada Region, approximating 6.34%, 4.23% and 6.17% of portfolio loans for the respective region on a combined basis as of September 30, 2010.  The allowance for loan losses levels range as high as 7.48% at Michigan Commerce Bank, 6.60% at Sunrise Bank of Arizona and 6.42% at Bank of Las Vegas.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.

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

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009
			(As Revised)				(As Revised)
Arizona Region:
Bank of Tucson	$147,632	$168,809	$2,326	$1,904	$7,842	$5,110	1.58%	1.13%
Central Arizona Bank	58,570	66,058	2,535	3,389	3,710	3,132	4.33%	5.13%
Southern Arizona Community Bank	76,965	79,190	1,100	1,150	787	848	1.43%	1.45%
Sunrise Bank of Albuquerque	54,920	61,077	1,606	1,256	4,958	3,436	2.92%	2.06%
Sunrise Bank of Arizona	284,901	346,134	18,800	17,382	36,064	32,929	6.60%	5.02%
Arizona Region Total	622,988	721,268	26,367	25,081	53,361	45,455	4.23%	3.48%

California Region:
Bank of Feather River	33,514	26,941	445	347			1.33%	1.29%
Bank of San Francisco(8)		74,782		1,384		243		1.85%
Napa Community Bank(8)		139,497		2,493		3,746		1.79%
Sunrise Bank(4)(9)	194,004	214,682	7,292	6,731	11,200	8,692	3.76%	3.14%
California Region Total	227,518	455,902	7,737	10,955	11,200	12,681	3.40%	2.40%

Colorado Region:
Fort Collins Commerce Bank	86,839	83,047	1,644	1,308	1,681	1,291	1.89%	1.58%
Larimer Bank of Commerce	84,316	79,239	1,820	1,467	1,188		2.16%	1.85%
Loveland Bank of Commerce	35,046	33,582	672	560		156	1.92%	1.67%
Mountain View Bank of Commerce	44,168	40,201	789	621	889		1.79%	1.54%
Colorado Region Total	250,369	236,069	4,925	3,956	3,758	1,447	1.97%	1.68%

Great Lakes Region:
Bank of Maumee	35,292	40,269	1,745	918	60	810	4.94%	2.28%
Bank of Michigan	62,432	64,374	1,308	1,172	2,722	844	2.10%	1.82%
Capitol National Bank	146,657	173,338	6,574	7,920	19,665	21,346	4.48%	4.57%
Evansville Commerce Bank	39,468	44,179	1,139	1,338	1,990	1,244	2.89%	3.03%
Indiana Community Bank(5)(9)	117,426	133,051	4,716	4,130	8,026	9,278	4.05%	3.10%
Michigan Commerce Bank(1)(9)	871,115	1,045,285	65,141	53,953	122,428	117,806	7.48%	5.16%
Ohio Commerce Bank(8)		56,739		910		206		1.60%
Great Lakes Region Total	1,272,390	1,557,235	80,623	70,341	154,891	151,534	6.34%	4.52%

Midwest Region:
Adams Dairy Bank(8)		35,860		655				1.83%
Bank of Belleville(8)		58,510		938				1.60%
Community Bank of Lincoln(8)		44,864		1,195		1,661		2.66%
Midwest Region Total		139,234		2,788		1,661		2.00%

Nevada Region:
1st Commerce Bank	26,612	33,482	846	1,910	5,874	7,531	3.18%	5.70%
Bank of Las Vegas(2)(9)	324,797	370,285	20,838	11,952	74,472	59,219	6.42%	3.23%
Nevada Region Total	351,409	403,767	21,684	13,862	80,346	66,750	6.17%	3.43%

Northeast Region:
USNY Bank(8)		57,849		905				1.56%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of loan information – continued:

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009	Sept 30, 2010	Dec 31, 2009
			(As Revised)				(As Revised)
Northwest Region:
Bank of the Northwest(3)(9)	$117,040	$134,669	$3,934	$4,985	$6,815	$9,614	3.36%	3.70%
High Desert Bank	30,206	34,203	1,350	805	963	644	4.47%	2.35%
Northwest Region Total	147,246	168,872	5,284	5,790	7,778	10,258	3.59%	3.43%

Southeast Region:
Community Bank of Rowan(6)	108,912		1,900		3,535		1.74%
First Carolina State Bank	83,721	90,919	1,867	1,554	5,114	6,161	2.23%	1.71%
Pisgah Community Bank	30,383	45,094	1,280	1,168	5,251	401	4.21%	2.59%
Sunrise Bank(7)(9)	84,102	103,925	3,929	4,152	10,524	7,928	4.67%	4.00%
Southeast Region Total	307,118	239,938	8,976	6,874	24,424	14,490	2.92%	2.86%

Texas Region:
Bank of Fort Bend	30,454	29,215	570	485	292		1.87%	1.66%
Bank of Las Colinas	40,581	34,725	737	731	933		1.82%	2.11%
Texas Region Total	71,035	63,940	1,307	1,216	1,225		1.84%	1.90%

Parent company and other, net	1,869	3,027	3,599	2,896	3,176	3,242	n.m.	n.m.
Less discontinued operations(8)		(468,101)		(8,480)		(5,856)		(1.81)%

Consolidated totals relating to continuing operations	$3,251,942	$3,579,000	$160,502	$136,184	$340,159	$301,662	4.94%	3.81%

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

Results of Operations

Summary

The third quarter 2010 net loss attributable to Capitol approximated $52.2 million compared to $41.0 million in the preceding quarterly period and $82.7 million for the third quarter of 2009.  The net loss per share attributable to Capitol was $2.45 for the three months ended September 30, 2010 compared to $1.98 in the preceding quarterly period and $4.75 in the third quarter of 2009.  The net loss attributable to Capitol for the nine months ended September 30, 2010 approximated $141.1 million compared to $119.7 million in the corresponding period of 2009.  The net loss per share attributable to Capitol was $7.12 for the nine months ended September 30, 2010 compared to $6.93 in the corresponding 2009 period.  Net income relating to discontinued operations was not material to the periods presented except for the gain on sale of bank subsidiaries which approximated $13.4 million for the nine months ended September 30, 2010 and $3.3 million in the most recent quarterly period.

The primary reasons for the interim 2010 net losses were large provisions for loan losses as the Corporation continued to carefully assess the implications and impact of declining property values, weak bank performance and continued adverse valuation of other real estate owned, holding costs and related losses on sale of properties.  The provision for loan losses increased $29.2 million to $138.6 million for the nine months ended September 30, 2010 compared to a provision of $109.4 million for the corresponding period of 2009 (excluding discontinued operations).  The provision for loan losses for the most recent quarterly period was about $1.4 million more than the corresponding period of 2009 and $1.3 million more than the immediately-preceding quarterly period in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Analytical Review

The provision for loan losses increased significantly for the nine months ended September 30, 2010 due to higher levels of loan charge-offs, changes in nonperforming loans and adverse changes in valuation of collateral-dependent loans, primarily secured by real estate.  Of the provision for loan losses for the nine months ended September 30, 2010, a portion was attributable to a significant further increase in the allowance for loan losses as a percentage of portfolio loans from 3.81% to 4.94% as provisions for loan losses exceeded net loan charge-offs while portfolio loans decreased.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.  The significant increase in the provision for loan losses compared to the preceding year had a material adverse effect on interim 2010 operating results.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the nine months ended September 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2010	2009	2010	2009	2010	2009	2010	2009
			(As Revised)
Arizona Region:
Bank of Tucson	$9,268	$9,513	$1,369	$1,467	9.64%	11.04%	0.84%	0.97%
Central Arizona Bank	2,730	3,050	(3,461)	(4,977)
Southern Arizona Community Bank	3,977	3,903	262	237	3.52%	3.51%	0.36%	0.35%
Sunrise Bank of Albuquerque	2,769	3,155	(3,030)	(1,173)
Sunrise Bank of Arizona	14,721	20,892	(34,218)	(30,196)
Yuma Community Bank(3)(12)		3,225		372		7.69%		0.78%
Arizona Region Total	33,465	43,738	(39,078)	(34,270)

California Region:
Bank of Feather River	1,835	1,560	88	(716)	1.87%		0.32%
Bank of San Francisco(12)	4,119	3,415	559	(973)	9.55%		0.89%
Bank of Santa Barbara(4)(12)		2,571		(1,300)
Napa Community Bank(12)	2,947	6,801	(77)	1,224		10.26%		1.11%
Sunrise Bank(8)(13)	10,018	11,187	(3,884)	(6,955)
California Region Total	18,919	25,534	(3,314)	(8,720)

Colorado Region:
Fort Collins Commerce Bank	4,695	3,860	382	262	5.25%	3.63%	0.52%	0.42%
Larimer Bank of Commerce	4,076	4,030	601	326	9.88%	5.40%	0.86%	0.49%
Loveland Bank of Commerce	1,887	1,531	195	(900)	4.12%		0.65%
Mountain View Bank of Commerce	2,079	1,711	98	(608)	1.81%		0.25%
Colorado Region Total	12,737	11,132	1,276	(920)

Great Lakes Region:
Bank of Maumee	1,818	1,973	(1,234)	(2,336)
Bank of Michigan	3,388	3,556	(335)	(505)
Capitol National Bank	7,440	9,281	(2,722)	(4,005)
Evansville Commerce Bank	2,127	2,640	(296)	(1,509)
Indiana Community Bank(9)(13)	5,886	6,854	(2,514)	(3,674)
Michigan Commerce Bank(5)(13)	46,460	55,261	(63,966)	(60,199)
Ohio Commerce Bank(12)	1,934	2,292	226	(560)	5.68%		0.78%
Great Lakes Region Total	69,053	81,857	(70,841)	(72,788)

Midwest Region
Adams Dairy Bank(12)	1,681	1,704	(36)	(587)
Bank of Belleville(12)	1,048	2,839	18	(808)	1.02%		0.10%
Community Bank of Lincoln(12)	1,508	2,694	(872)	(1,243)
Summit Bank of Kansas City(4)		2,780		(978)
Midwest Region Total	4,237	10,017	(890)	(3,616)

Nevada Region:
1st Commerce Bank	1,255	1,814	(2,979)	(2,046)
Bank of Las Vegas(6)(13)	14,501	20,010	(33,696)	(6,953)
Nevada Region Total	15,756	21,824	(36,675)	(8,999)

Northeast Region:
USNY Bank(12)	2,712	2,316	560	(1,340)	17.81%		1.44%

Northwest Region:
Bank of the Northwest(7)(13)	5,962	7,129	(1,105)	(7,399)
High Desert Bank	1,702	1,820	(827)	(2,726)
Northwest Region Total	7,664	8,949	(1,932)	(10,125)

Southeast Region:
Community Bank of Rowan(11)	1,666	4,962	59	459	0.76%	5.73%	0.05%	0.47%
First Carolina State Bank	3,547	4,183	(2,410)	(976)
Pisgah Community Bank	1,502	1,739	(8,691)	(1,187)
Sunrise Bank(10)(13)	4,847	6,049	(6,452)	(5,126)
Southeast Region Total	11,562	16,933	(17,494)	(6,830)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2010	2009	2010	2009	2010	2009	2010	2009
			(As Revised)
Texas Region:
Bank of Fort Bend	$1,551	$1,122	$(14)	$(1,278)
Bank of Las Colinas	1,672	1,435	(13)	(1,162)
Texas Region Total	3,223	2,557	(27)	(2,440)

Parent company and other, net	2,557	9,179	5,312	(28,934)
Less discontinued operations	(15,949)	(27,857)	(9,074)	4,964

Consolidated totals for continuing operations	$165,936	$187,821	$(172,177)	$(174,018)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)	Capitol sold its ownership in Yuma Community Bank effective September 21, 2009. The Bank's operations are included in Capitol's consolidated totals through that date.
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

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated 0.85% at September 30, 2010 and 3.14% at December 31, 2009.  As of September 30, 2010, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $233.5 million or 5.53% of total assets.  Capitol's capital ratios declined significantly during the interim 2010 period due to the large loss incurred from operations.  In addition, Capitol's tangible stockholders' equity (i.e., stockholders' equity less recorded goodwill) became negative for the first time in the Corporation's history at September 30, 2010.

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

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the Corporation and its consolidated banks as of September 30, 2010 (excludes banks sold thus far in 2010):

	Tier 1 Leverage			Tier 1 Risk-Based			Total Risk-Based
	Ratio(1)(5)			Capital Ratio(1)(5)			Capital Ratio(2)(5)			Regulatory Classification(3)
	Sept 30, 2010		Dec 31, 2009	Sep 30, 2010		Dec 31, 2009	Sept 30, 2010		Dec 31, 2009	Sept 30, 2010	Dec 31, 2009
Arizona Region:
Bank of Tucson	5.54%		9.67%	9.90%		10.78%	11.15%		11.86%	well-capitalized	well-capitalized
Central Arizona Bank	2.19%		5.13%	2.81%		7.13%	4.10%		8.42%	significantly-undercapitalized	adequately-capitalized
Southern Arizona Community Bank	9.39%		9.47%	11.69%		11.03%	12.94%		12.28%	well-capitalized	well-capitalized
Sunrise Bank of Albuquerque	2.53%		6.27%	3.43%		8.07%	4.70%		9.33%	significantly-undercapitalized	adequately-capitalized(6)
Sunrise Bank of Arizona	2.03%		3.62%	2.70%		5.01%	4.01%		6.30%	significantly-undercapitalized	undercapitalized

California Region:
Bank of Feather River(4)	15.18%		18.59%	21.71%		25.84%	22.96%		27.09%	well-capitalized	well-capitalized
Sunrise Bank(10)(14)	7.59%		7.97%	10.25%		10.57%	11.53%		11.83%	adequately-capitalized(6)	well-capitalized

Colorado Region:
Fort Collins Commerce Bank	9.62%		10.35%	11.78%		11.77%	13.04%		13.03%	well-capitalized	well-capitalized
Larimer Bank of Commerce	8.94%		8.70%	11.07%		10.96%	12.33%		12.22%	well-capitalized	well-capitalized
Loveland Bank of Commerce(4)	15.78%		15.48%	19.04%		18.01%	20.30%		19.26%	well-capitalized	well-capitalized
Mountain View Bank of Commerce(4)	13.46%		14.20%	17.38%		17.99%	18.64%		19.24%	well-capitalized	well-capitalized

Great Lakes Region:
Bank of Maumee	6.60%		8.50%	8.94%		10.42%	10.24%		11.68%	well-capitalized	well-capitalized
Bank of Michigan	6.88%		7.11%	10.73%		11.19%	11.99%		12.44%	well-capitalized	well-capitalized
Capitol National Bank	5.67%		6.45%	7.26%		8.15%	8.55%		9.44%	adequately-capitalized	adequately-capitalized(6)
Evansville Commerce Bank	8.58%		8.01%	11.95%		11.28%	13.22%		12.55%	well-capitalized	well-capitalized
Indiana Community Bank(11)(14)	5.33%		8.11%	7.92%		10.81%	9.21%		12.08%	adequately-capitalized	adequately-capitalized(6)
Michigan Commerce Bank(7)(13)(14)	1.04	%(15)	4.03%	1.38	%(15)	5.00%	2.71	%(15)	6.30%	critically undercapitalized(16)	undercapitalized

Nevada Region:
1st Commerce Bank	3.06%		7.08%	5.00%		8.89%	6.27%		10.20%	undercapitalized	well-capitalized
Bank of Las Vegas(8)(14)	1.21	%(15)	5.08%	1.74	%(15)	6.25%	3.06	%(15)	7.51%	critically undercapitalized(16)	undercapitalized

Northwest Region:
Bank of the Northwest(9)(14)	9.91%		15.16%	13.42%		20.75%	14.70%		22.01%	adequately-capitalized(6)	well-capitalized
High Desert Bank	7.68%		8.45%	10.12%		11.28%	11.41%		12.55%	adequately-capitalized(6)	adequately-capitalized(6)

Southeast Region:
Community Bank of Rowan	7.00%		8.17%	9.82%		10.52%	11.07%		11.77%	well-capitalized	well-capitalized
First Carolina State Bank	5.01%		7.08%	6.96%		9.18%	8.22%		10.44%	adequately-capitalized	well-capitalized
Pisgah Community Bank(4)	2.66%		10.17%	4.76%		14.39%	6.04%		15.66%	significantly-undercapitalized	well-capitalized
Sunrise Bank(12)(14)	3.16%		7.12%	4.91%		11.19%	6.21%		12.46%	undercapitalized	adequately-capitalized(6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Regulatory capital position – continued:

	Tier 1 Leverage			Tier 1 Risk-Based			Total Risk-Based
	Ratio(1)(5)			Capital Ratio(1)(5)			Capital Ratio(2)(5)			Regulatory Classification(3)
	Sept 30, 2010		Dec 31, 2009	Sept 30, 2010		Dec 31, 2009	Sept 30, 2010		Dec 31, 2009	Sept 30, 2010	Dec 31, 2009
Texas Region:
Bank of Fort Bend(4)	14.40%		16.05%	19.46%		19.76%	20.72%		21.01%	well-capitalized	well-capitalized
Bank of Las Colinas(4)	11.97%		12.56%	14.38%		16.54%	15.64%		17.81%	well-capitalized	well-capitalized

Consolidated totals	0.32	%(15)	4.61%	0.45	%(15)	5.99%	0.91	%(15)	9.46%	undercapitalized	adequately-capitalized

(1)	The minimum required Tier 1 leverage ratio and Tier 1 risk-based capital ratio is 4% (8% for de novo institutions).
(2)	The minimum required total risk-based capital ratio is 8%.
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

(4)	A de novo institution which is subject to higher minimum ratio requirements as noted in (1) above for up to the first three years of operations.
(5)	Ratios are based on the banks' regulatory reports filed on or before October 30, 2010, unless otherwise indicated.
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

(13)
On September 30, 2010, Capitol transferred its Operations and Technology Group (OTG) with an estimated fair value of approximately $8 million to Michigan Commerce Bank (MCB), pursuant to an order from Michigan's Office of Financial and Insurance Regulation (OFIR) which approved the transaction as a non-cash capital contribution to MCB's surplus and Tier 1 capital.  Pursuant to an amended order from OFIR, the value ascribed to such transfer was reduced to approximately $4.7 million, Capitol's prior carrying value of the OTG.  MCB's regulatory capital position at September 30, 2010 reflects a $4.7 million addition to Tier 1 capital pursuant to that amended order.

(14)	For purposes of this presentation, such merger has been reflected as if it occurred on December 31, 2009.
(15)	Based on amended regulatory financial reports filed in February 2011.
(16)
Subsequent capital contributions made by the banks' parent eliminated the banks' classification as critically-undercapitalized in December 2010, as to Bank of Las Vegas, and January 2011, as to Michigan Commerce Bank.

Banks less than adequately-capitalized may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The summary above indicates that Capitol, on a consolidated basis, was classified as less than adequately-capitalized at September 30, 2010.

Capitol's total risk-based capital ratio at September 30, 2010 was adversely impacted by the exclusion of approximately $173.9 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  Tier 1 capital decreased during the nine months ended September 30, 2010 as a result of operating losses; however, the Tier 2 limitation did not apply to Capitol's regulatory capital computations at earlier measurement dates prior to 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

In addition to Capitol's consolidated regulatory capital classification at September 30, 2010, several of its bank subsidiaries had capital levels resulting in classification as undercapitalized, significantly-undercapitalized or critically-undercapitalized at that date.  Regarding banks classified as less than adequately-capitalized, and/or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

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

In addition to completed sales transactions, Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which were pending as of September 30, 2010:  1st Commerce Bank, Bank of Fort Bend, Bank of Tucson – Tucson location, Evansville Commerce Bank, Southern Arizona Community Bank and three banks located in Colorado (see following paragraph).  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 48 and 49 of this document.  Total proceeds from those pending sales are expected to approximate $50.3 million, resulting in a gain of $6.7 million ($0.34 per share) and are expected to be consummated throughout the remainder of 2010 or early 2011, subject to regulatory approval and other significant contingencies.

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

Many of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on pages 42-43 of this document.

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

[The remainder of this page intentionally left blank]

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
September 30, 2010

(in $1,000s)

	Historical Amounts (As Revised)	Pending Future Sale of Bank Subsidiaries (Note A)	Pro Forma Consolidated
ASSETS			
Cash and cash equivalents	$ 813,513	$ (94,136)	$ 719,377
Loans held for sale	7,736	(330)	7,406
Investment securities	30,675	(6,224)	24,451
Portfolio loans	3,251,942	(493,631)	2,758,311
Less allowance for loan losses	(160,502)	9,592	(150,910)
Net portfolio loans	3,091,440	(484,039)	2,607,401
Premises and equipment, net	42,281	(3,314)	38,967
Goodwill	66,105	(916)	65,189
Other real estate owned	108,424	(5,039)	103,385
Other assets	65,689	(10,302)	55,387
TOTAL ASSETS	$ 4,225,863	$ (604,300)	$ 3,621,563
LIABILITIES AND EQUITY			
Liabilities:			
Deposits	$ 3,796,548	$ (576,235)	$ 3,220,313
Debt obligations	311,832	(16,482)	295,350
Other liabilities	51,524	(1,324)	50,200
Total liabilities	4,159,904	(594,041)	3,565,863
Equity:			
Capitol Bancorp Limited stockholders' equity:			
Preferred stock	5,098		5,098
Common stock	288,031		288,031
Retained earnings (deficit)	(256,802)	6,664 B	(250,138)
Other, net	(360)		(360)
Total Capitol Bancorp Limited stockholders' equity	35,967	6,664	42,631
Noncontrolling interests in consolidated subsidiaries	29,992	(16,923)	13,069
Total equity	65,959	(10,259)	55,700
TOTAL LIABILITIES AND EQUITY	$ 4,225,863	$ (604,300)	$ 3,621,563
Nonperforming loans	$ 340,159	$ (19,654)	$ 320,505
Real estate owned and other repossessed assets	108,425	(5,039)	103,386
Total nonperforming assets	$ 448,584	$ (24,693)	$ 423,891
Selected capital ratios:			
Total equity as a percentage of total assets	1.56%		1.54%
Total capital as a percentage of total assets--Note C	5.53%		6.16%

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

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)

Nine Months Ended September 30, 2010

	Historical Amounts (As Revised)	Completed Sale of Bank Subsidiaries (Note A)	Subtotal Pro Forma Consolidated	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 147,278		$ 147,278	$ (24,322)	$ 122,956
Interest expense	54,579		54,579	(5,884)	48,695
Net interest income	92,699		92,699	(18,438)	74,261
Provision for loan losses	138,643		138,643	(6,620)	132,023
Net interest income after provision for loan losses	(45,944)		(45,944)	(11,818)	(57,762)
Noninterest income	18,658		18,658	(1,989)	16,669
Noninterest expense	149,149		149,149	(14,269)	134,880
Loss before income taxes	(176,435)		(176,435)	462	(175,973)
Income tax expense (benefit)	(4,258)		(4,258)	(1,001)	(5,259)
Income (loss) from continuing operations	(172,177)		(172,177)	1,463	(170,714)
Discontinued operations:					
Income from operations of bank subsidiaries sold	854	(854)			
Gain on sales of bank subsidiaries	13,379	(13,379)			
Less income tax expense	5,159	(5,159)			
Income from discontinued operations	9,074	(9,074)			
NET LOSS	(163,103)	(9,074)	(172,177)	1,463	(170,714)
Net losses attributable to noncontrolling interests	22,052	183	22,235	(1,857)	20,377
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (141,051)	$ (8,891)	$ (149,942)	$ (394)	$ (150,337)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (7.12)		$ (7.57)		$ (7.59)

Year Ended December 31, 2009

	Historical Amounts (Note E)	Pro Forma Adjustments: 2009 Sale of Yuma Community Bank (Note C)	2009 Sale of Bank of Santa Barbara (Note D)	Sale of Bank Subsidiaries Completed in 2010 through September 30 (Note A)	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 233,667				$ (32,692)	$ 200,975
Interest expense	102,284				(10,442)	91,842
Net interest income	131,383				(22,250)	109,133
Provision for loan losses	182,538				(8,641)	173,897
Net interest income after provision for loan losses	(51,155)				(13,609)	(64,764)
Noninterest income	25,110				(2,360)	22,750
Noninterest expense	219,992				(17,588)	202,404
Loss before income taxes	(246,037)				1,619	(244,418)
Income tax expense (benefit)	16,857				(4,071)	12,786
Income (loss) from continuing operations	(262,894)				5,690	(257,204)
Discontinued operations:						
Income from operations of bank subsidiaries sold	(1,272)	(611)	2,197	(314)		
Gain on sales of bank subsidiaries	1,187	(1,187)				
Less income tax expense	1,561	(239)	897	(2,219)		
Income from discontinued operations	(1,646)	(1,559)	1,300	1,905		
NET LOSS	(264,540)	(1,559)	1,300	1,905	5,690	(257,204)
Net losses attributable to noncontrolling interests	69,371		(1,258)	(2,329)	(6,120)	59,664
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (195,169)	$ (1,559)	$ 42	$ (424)	$ (430)	$ (197,540)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (11.28)					$ (11.42)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations:

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

Management has evaluated whether the factors regarding Capitol's restatement of the accompanying unaudited condensed consolidated financial statements constitute a material weakness in internal control over financial reporting and related disclosure controls and procedures.  Such restatement resulted from a change in estimate as to the amount of the allowance for loan losses at Michigan Commerce Bank as of September 30, 2010, determined from a subsequent regulatory examination which is described more fully elsewhere herein.  The allowance for loan losses requires significant judgment, is an estimate and is one of Capitol's critical accounting policies.  Pursuant to generally accepted accounting principles, such a change in estimate is to be accounted for prospectively, when determined.  In this instance, however, regulatory agencies advised the bank of their expectation that this change in estimate be applied retroactively to the bank's interim regulatory financial statements.  Accordingly, no material weakness in disclosure controls and procedures was determined to exist related thereto.

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

CAPITOL BANCORP LTD. (Registrant)
Date: March 3, 2011	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: March 3, 2011	/s/ Lee W. Hendrickson Lee W. Hendrickson (principal financial officer/ principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Form of Employment Agreement.
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.