Form 10-K
period 2010-12-31
CAPITOL BANCORP LTD
filed 2011-03-31
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐                           No     ☒

As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was:  $16,993,884.  (Such amount was computed based on shares held by non-affiliates as of January 31, 2010 and the common stock closing price reported by the New York Stock Exchange on June 30, 2010.  For purposes of this computation, all executive officers, directors and 5% shareholders have been assumed to be affiliates.  Certain of such persons may disclaim that they are affiliates of registrant.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2011
Common Stock, no par value per share	41,116,757 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2010 (Annual Report)	Parts I, II and IV

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2010
Cross Reference Sheet

Item of Form 10-K Part I	Incorporation by Reference From:
Item 1. Business	Pages F-11 – F-17, F-30 – F-45, F-59 – F-61, F-81 – F-82 and F-97 – F-100, Financial Information Section of Annual Report
Item 1A. Risk Factors	Page F-49, Financial Information Section of Annual Report
Item 2. Properties	Pages F-59 – F-60 and F-78, Financial Information Section of Annual Report
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 – F-6, F-82 – F-84 and F-97 – F-100, Financial Information Section of Annual Report
Item 6. Selected Financial Data	Page F-2, Financial Information Section of Annual Report
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages F-6 – F-49, Financial Information Section of Annual Report
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Pages F-6 – F-10 and F-41 – F-44, Financial Information Section of Annual Report
Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-54 – F-105, Financial Information Section of Annual Report
Item 9A. Controls and Procedures	Pages F-50 – F-51, Financial Information Section of Annual Report
Part IV
Item 15. Exhibits and Financial Statement Schedules	Pages F-53 – F-105, Financial Information Section of Annual Report

Key:
"Annual Report"
means the 2010 Annual Report of Capitol Bancorp Limited (Capitol) provided to the Commission pursuant to Rule 14a-3(b).  Capitol's 2010 Annual Report has a Financial Information Section and is filed as Exhibit 13 with this Form 10-K report.

Note:
The page number references herein are based on the paper version of the referenced documents.  Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.

2010 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document, including Capitol's consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might" and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to: (i) the results of Capitol's efforts to implement its business strategy, (ii) changes in interest rates, (iii) legislation or regulatory requirements adversely impacting Capitol's banking business and/or operating strategy, (iv) adverse changes in business conditions or inflation, (v) general economic conditions, either nationally or regionally, which are less favorable than expected and that result in, among other things, a deterioration in credit quality and/or loan performance and collectability, (vi) competitive pressures among financial institutions, (vii) changes in securities markets, (viii) actions of competitors of Capitol's banking subsidiaries and Capitol's ability to respond to such actions, (ix) the cost of and access to capital, which may depend in part on Capitol's asset quality, prospects and outlook, (x) changes in governmental regulation, tax rates and similar matters, (xi) changes in management, (xii) consummation of pending sales of certain banking subsidiaries, (xiii) completion of Capitol's selective bank divestiture activities, (xiv) other risks detailed in Capitol's other filings with the Securities and Exchange Commission and (xv) the following, among others:

•  Capitol's ability to continue as a going concern;

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

FORWARD-LOOKING STATEMENTS—Continued

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

•  The failure of assumptions underlying estimates for the allowance for loan losses and estimation of values of collateral or cash flow projections related to collateral-dependent loans;

● Volatility of rate sensitive deposits;

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

•  The current prohibition of Capitol's banking subsidiaries to pay dividends to Capitol without prior written authorization from regulatory agencies;

•  The current prohibition of Capitol's payment of cash dividends on its common stock without prior written regulatory authorization;

•  Administrative or enforcement actions of banking regulators in connection with any material failure of Capitol or its banking subsidiaries to comply with banking laws, rules or regulations or formal agreements with regulatory agencies;

•  Capitol's compliance with the terms of its written agreement with the Federal Reserve Bank, amendments thereto or subsequent regulatory agreements;

•  The continued availability of credit facilities provided by Federal Home Loan Banks to Capitol's banking subsidiaries;

•  The uncertainties of future depositor activity regarding potentially uninsured deposits;

•  The possibility of the FDIC assessing Capitol's banking subsidiaries for any cross-guaranty liability;

FORWARD-LOOKING STATEMENTS—Continued

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

•  The impact of possible future material impairment charges;

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

•  The risk that the realization of deferred tax assets may not occur;

•  The risk that Capitol will not be able to complete its various proposed divestitures, mergers and consolidations of certain of its banking subsidiaries or, if completed, realize the anticipated benefits of the proposed mergers and/or consolidations;

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

•  Other factors and other information contained in this document and in other reports and filings that Capitol makes with the SEC under the Exchange Act, including, without limitation, under the caption "Risk Factors"; and

•  Other economic, competitive, governmental, regulatory and technical factors affecting Capitol's operations, products, services and prices.

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

PART I

Item 1. Business.

a.            General development of business:

Incorporated by reference from Pages F-11 – F-14 Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking," Pages F-36 – F-39, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters," Pages F-39 – F-41, Financial Information Section of Annual Report, under the caption "Going-Concern Considerations," Pages F-45, Financial Information Section of Annual Report, under the caption "Divestitures of Banks" and Pages F-59 – F-61, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

Capitol was incorporated in 1988.

Capitol Trust I and Capitol Trust XII were formed in 1997 and 2008, respectively; each is a Delaware statutory business trust.  The business and affairs of Capitol Trust I and Capitol Trust XII are conducted by their respective property trustee, a Delaware trustee, and administrative trustees who are employees and officers of Capitol.  Capitol Trust I and Capitol Trust XII exist for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by Capitol and certain related services.  During 2001, Capitol formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust-preferred securities.  Capitol Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003, Capitol Trust IX was formed in 2004 and Capitol Trust X and Capitol Trust XI were formed in 2007.  Each of these securities has similar terms.  Additional information regarding trust-preferred securities is incorporated by reference from Pages F-81 – F-82, Financial Information Section of Annual Report, under the caption "Note J—Subordinated Debt."

b.            Financial information about segments:

Incorporated by reference from Pages F-13 – F-17, Financial Information Section of Annual Report (excerpt from Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations) and Pages F-59 – F-61, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

c.            Narrative description of business:

Incorporated by reference from Pages F-11 – F-14, Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking," Pages F-30 – F-36, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy," Pages
F-35 – F-36, Financial Information Section of Annual Report, comparative analysis of each banking subsidiaries' regulatory capital position, Pages F-36 – F-39, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters," Pages F-41 – F-44, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations," Pages F-45, Financial Information Section of Annual Report, under the caption "Divestitures of Banks" and Pages F-59 – F-61, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

At December 31, 2010, Capitol and its subsidiaries employed approximately 1,002 full time equivalent employees.

Item 1. Business – continued.

Supervision and Regulation:

Incorporated herein by reference from Pages F-36 – F-39 and F-97 – F-100, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters" and "Capitol Requirements and Related Regulatory Matters."

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

Consistent with the requirements of the Bank Holding Company Act, Capitol's community banking subsidiaries provide their customers with banking, trust and other financial services and products.  These services include commercial banking through 23 banking subsidiaries (as of December 31, 2010), as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, life insurance and annuity products, and portfolio management services through banking subsidiaries and other subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to its banking subsidiaries and to stand prepared to commit resources to support each of them.  There are no specific quantitative rules on a holding company's potential liability to its banking subsidiaries.  In its sole judgment, the Federal Reserve Board could invoke the source-of-strength doctrine and require capital contributions from Capitol to its banking subsidiaries.  In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized banking subsidiary.  See "Capital Adequacy and Prompt Corrective Action" below.

Capitol's banking subsidiaries are subject to the provisions of the banking laws of their respective states of organization, the National Bank Act or national thrift regulations.  They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks), the Office of the Comptroller of the Currency (OCC) (in the case of national banks) or the Office of Thrift Supervision (OTS) (in the case of federal savings banks) and are subject to the rules and regulations of the OCC, the OTS, the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2010, 18 of Capitol's banking subsidiaries were state-chartered banks and, therefore, subject to supervision, regulation and examination by state banking regulators and the FDIC.  Four of Capitol's depository institution subsidiaries, as of December 31, 2010, were

Item 1. Business – continued.

chartered as federal savings banks and, accordingly, are subject to regulation and examination by the OTS and FDIC; and one banking subsidiary was a national bank, subject to regulation by the OCC and FDIC.  Additionally, nonbank subsidiaries of Capitol are supervised and examined by the Federal Reserve Board and various other federal and state agencies.  As part of the financial and regulatory overhaul for the U.S. financial institutions, via certain provision of the Dodd-Frank Act, the OCC must acquire the operations and some employees from the OTS by July 21, 2011.

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

As of December 31, 2010, Capitol's banking subsidiaries were prohibited from making dividend payments to Capitol without prior regulatory approval.  Capitol is similarly prohibited from making dividend payments without prior regulatory approval.

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

Item 1. Business – continued.

be undercapitalized.  Institutions that are adequately but not well-capitalized cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew or roll over brokered deposits.

Most of Capitol's banking subsidiaries are subject to regulatory agreements which, among other things, preclude classification of the bank at a level higher than adequately-capitalized.

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

Several of Capitol's banking subsidiaries have recently received Prompt Corrective Action Notifications (PCAN) and four banking subsidiaries have received Prompt Corrective Action Directives (PCAD) from the FDIC.  For each banking subsidiary which has received a PCAN, capital restoration plans have been requested by the FDIC, prepared and resubmitted for regulatory review and approval.  For banks in receipt of a PCAD, those institutions are striving to develop and implement capital restoration plans which may be subsequently acceptable to the FDIC.

FDICIA also contains a variety of other provisions that may affect Capitol's operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Information concerning capital adequacy guidelines for Capitol and its banking subsidiaries, including their regulatory capital position at December 31, 2010, is incorporated by reference from Pages F-30 – F-39, Financial Information Section of Annual Report, under the captions "Liquidity, Capital Resources and Capital Adequacy" and "Certain Regulatory Matters" and Pages F-97 – F-100, Financial Information Section of Annual Report, under the caption "Note Q—Capital Requirements and Related Regulatory Matters."

FDIC Insurance Assessments:
FDIC deposit insurance premium levels remained a significant expense in 2010 ($14.8 million) compared to 2009 ($12.1 million) and 2008 ($2.6 million).  FDIC insurance premiums currently range from .07% to .78% of average domestic deposits, depending on an institutions' risk classification and other factors.  Effective April 1, 2011, banks will be charged FDIC insurance premiums based on net assets (defined by the FDIC for assessment purposes as quarter-to-date average

Item 1. Business – continued.

daily total assets less the corresponding amount of Tier 1 capital) rather than based on average deposits.  Initial base assessment rates range from .05% to .35% of "net assets" and may be adjusted for certain factors.  Assuming that Capitol's banking subsidiaries remain in their current risk category, this new FDIC assessment methodology may result in a decrease in this expense item in the future.  Future assessment rates and methodology are difficult to predict.

As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, in December 2008, the FDIC issued a ruling raising assessment rates uniformly by seven basis points for the first quarter of 2009.  During 2009 and 2010, bank failures, coupled with deteriorating economic conditions, significantly reduced the FDIC's insurance fund reserve ratio.  The FDIC also modified the way its assessment system differentiates for risk beginning April 1, 2009, resulting in corresponding changes in assessment rates beginning with the second quarter of 2009.

In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (EESA), the limit on FDIC insurance coverage was increased to $250,000 for all accounts.  From December 31, 2010 through December 31, 2012, all noninterest-bearing transaction deposit accounts are fully insured regardless of the amount and account ownership, separate from and in addition to the FDIC insurance coverage provided from the depositors' other accounts.

On June 30, 2009, the FDIC charged a special assessment equal to 10 basis points on assets as of December 31, 2008, payable September 30, 2009.  Future special assessments by the FDIC to bolster its insurance fund are possible.  As a means to help improve the reserve ratio of the FDIC's insurance fund, it charged many banks, in December 2009, including some of Capitol's banking subsidiaries, an amount approximating three-years' of annual assessments.

In 2006, the FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (FICO) to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program:
In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLG Program).  The TLG Program was an initiative to counter the system-wide crisis in the nation's financial sector in 2008.  Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly-issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTA) held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter (changing to 15-25 basis points per annum in 2011) on amounts in covered accounts exceeding $250,000.  Capitol elected to participate in both guarantee programs.

The FDIC's TLG Program provides an unlimited guarantee of certain demand deposits and ended effective June 30, 2010.  The Dodd-Frank Act was subsequently enacted, which provides a substantially similar unlimited guarantee of all noninterest-bearing deposits through December 31, 2012.  Capitol estimates $516.9 million of deposits at its banking subsidiaries would become uninsured, based on balances as of December 31, 2010.  The effect of depositor activity upon termination of such unlimited deposit insurance is not determinable.

Item 1. Business – continued.

American Recovery and Reinvestment Act of 2009:
In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted.  The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education programs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future Troubled Asset Relief Program (TARP) recipients, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.  The executive compensation standards are more stringent than those previously proposed by the U.S. Treasury, but it is not yet clear how these executive compensation standards will relate to the similar standards announced by the U.S. Treasury in its guidelines on February 4, 2009, or when the standards will be considered effective or only after implementing regulations are issued by the U.S. Treasury.  The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on so-called golden parachute payments upon departure from a company, (iii) an expanded claw-back of bonuses, retention awards and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures" and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "say on pay" shareholder vote on the compensation of executives.

On July 21, 2010, the Dodd-Frank Act (DFA) was signed into law, which significantly changes future regulation of financial institutions and the financial services industry.  The DFA includes provisions affecting large and small financial institutions, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of FDIC insurance coverage and impose new capital requirements on bank holding companies, including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The DFA also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the DFA includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is reviewing the provisions of the DFA and assessing its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the DFA on the financial services industry in general, and on the Corporation in particular, is currently uncertain.

Future Legislation:
Various legislation affecting financial institutions and the financial industry is, from time to time, introduced in Congress.  Such legislation may change banking statutes and the operating environment of Capitol and its subsidiaries in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Capitol or any of its subsidiaries.  With the enactments of EESA, ARRA and DFA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable.

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

Transactions with Affiliates:
Transactions between Capitol's banking subsidiaries and their affiliates are governed by Regulation W of the Federal Reserve Act and substantially similar regulations of the FDIC.  The affiliates of the banks include Capitol and any entity controlled by Capitol.  Generally, Regulation W (i) limits the extent to which the banking subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank's capital stock and surplus, (ii) require that a bank's extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any "low quality assets" (including nonperforming loans) and (iv) require that all "covered transactions" be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a nonaffiliate.  The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions.

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

Item 1. Business – continued.

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

Item 1. Business – continued.

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

Evolving Legislation and Regulatory Action:
Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated.  Some of these major changes may take effect as early as 2011, and could materially impact the profitability of Capitol's banking business, the value of assets Capitol holds or the collateral available for Capitol's banking subsidiaries' loans, require changes to business practices or force Capitol to discontinue businesses and expose Capitol to additional costs, taxes, liabilities, enforcement actions and reputational risk.

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

The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol's business and excludes discontinued operations.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (TABLE A)
CAPITOL BANCORP LIMITED

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table shows the daily average balances for the major asset and liability categories and the actual related interest income and expense (in $1,000s) and average yield/cost for the years ended December 31, 2010, 2009 and 2008.

	2010			2009			2008		
	Average Balance	Interest Income/ Expense	(1) Average Yield/Cost	Average Balance	Interest Income/ Expense	(1) Average Yield/Cost	Average Balance	Interest Income/ Expense	(1) Average Yield/Cost
ASSETS									
Money market and interest-bearing deposits	$ 641,175	$ 2,032	0.32%	$ 548,185	$ 1,787	0.33%	$ 98,741	$ 733	0.74%
Federal funds sold	1,939	10	0.52%	26,798	43	0.16%	165,228	2,787	1.69%
Investment securities -- U.S. Treasury, government agencies, mutual funds and other	43,125	738	1.71%	43,660	386	0.88%	33,071	1,177	3.56%
Loans held for sale	6,055	266	4.39%	12,485	618	4.95%	8,017	617	7.70%
Portfolio loans (2)	2,940,894	160,645	5.46%	3,544,598	194,951	5.50%	3,652,416	229,144	6.27%
Total interest-earning assets/interest income	3,633,188	163,691	4.51%	4,175,726	197,785	4.74%	3,957,473	234,458	5.92%
Allowance for loan losses (deduct)	(146,788)			(100,996)			(67,009)		
Cash and due from banks	74,161			79,293			99,173		
Premises and equipment, net	40,603			46,855			49,664		
Assets from discontinued operations	752,100			1,127,997			1,116,619		
Other assets	227,342			276,073			216,218		
Total assets	$ 4,580,606			$ 5,604,948			$ 5,372,138		
LIABILITIES AND STOCKHOLDERS' EQUITY									
Interest-bearing deposits:									
Savings deposits	$ 66,498	$ 279	0.42%	$ 82,708	$ 902	1.68%	$ 79,073	$ 1,384	1.75%
Time deposits under $100,000	788,595	17,781	2.25%	810,449	25,077	3.57%	815,864	29,967	3.67%
Time deposits $100,000 and over	1,142,506	22,420	1.96%	1,401,320	34,898	4.17%	1,036,408	40,764	3.93%
Other interest-bearing deposits	880,210	6,789	0.77%	908,498	9,486	1.94%	918,315	18,435	2.01%
Notes payable and short-term borrowings	152,229	4,734	3.11%	250,404	6,994	3.69%	312,313	12,055	3.86%
Subordinated debentures	167,514	11,579	6.91%	167,404	13,755	8.02%	162,453	13,029	8.02%
Total interest-bearing liabilities/interest expense	3,197,552	63,582	1.99%	3,620,783	91,112	2.52%	3,324,426	115,634	3.48%
Noninterest-bearing demand deposits	520,349			505,535			486,802		
Liabilities from discontinued operations	678,904			1,007,259			981,123		
Accrued interest on deposits and other liabilities	54,440			45,706			45,199		
Capitol Bancorp Ltd Stockholders' equity	84,786			297,482			371,025		
Noncontrolling interests in consolidated subsidiaries	44,575			128,183			163,563		
Total liabilities and stockholders' equity	$ 4,580,606			$ 5,604,948			$ 5,372,138		
Net interest income		$ 100,109			$ 106,673			$ 118,824	
Interest Rate Spread (3)			2.52%			2.22%			2.45%
Net Yield on Interest-Earning Assets (4)			2.76%			2.55%			3.00%
Ratio of Average Interest-Earning Assets to Interest-Bearing Liabilities	1.14			1.15			1.19		

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

	2010 compared to 2009			2009 compared to 2008		
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:						
Money market and interest-bearing deposits	$ 296	$ (51)	$ 245	$ 1,670	$ (616)	$ 1,054
Federal funds sold	(66)	33	(33)	(1,319)	(1,425)	(2,744)
Investment securities -- U.S. Treasury, government agencies, mutual funds and other	(5)	357	352	292	(1,083)	(791)
Loans held for sale	(289)	(63)	(352)	269	(268)	1
Portfolio loans	(32,986)	(1,320)	(34,306)	(6,603)	(27,590)	(34,193)
Total	(33,050)	(1,044)	(34,094)	(5,691)	(30,982)	(36,673)
Increase (decrease) in interest expense:						
Interest-bearing deposits:						
Savings deposits	(151)	(472)	(623)	61	(543)	(482)
Time deposits under $100,000	(660)	(6,636)	(7,296)	(198)	(4,692)	(4,890)
Time deposits $100,000 and over	(5,809)	(6,669)	(12,478)	11,774	(17,640)	(5,866)
Other interest-bearing deposits	(287)	(2,410)	(2,697)	(195)	(8,754)	(8,949)
Notes payable and short-term borrowings	(2,983)	723	(2,260)	(2,114)	(2,947)	(5,061)
Subordinated debentures	9	(2,185)	(2,176)	402	324	726
Total	(9,881)	(17,649)	(27,530)	9,730	(34,252)	(24,522)
Increase (decrease) in net interest income	$ (23,169)	$ 16,605	$ (6,564)	$ (15,421)	$ 3,270	$ (12,151)

[The remainder of this page intentionally left blank]

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated fair value of investment securities as of December 31 (in $1,000s):

	2010		2009		2008	
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale securities:						
United States treasury	$ 503	$ 506	$ 1,500	$ 1,500		
United States government agencies	18,664	18,688	8,946	8,928	$ 3,039	$ 3,083
Mortgage-backed	4,365	4,567	24,690	24,598	3,593	3,638
Municipalities	371	378	727	739	768	781
	23,903	24,139	35,863	35,765	7,400	7,502
Held for long-term investment:						
CDBL III	463	463	672	672		
Corporate	2,430	2,430	5,118	5,118	6,591	6,591
	2,893	2,893	5,790	5,790	6,591	6,591
Total investment securities	$ 26,796	$ 27,032	$ 41,653	$ 41,555	$ 13,991	$ 14,093

The table below shows the amortized cost, estimated fair value, relative maturities and weighted average yields of investment securities at December 31, 2010 (in $1,000s):

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Maturity:			
Due in one year or less	$ 1,599	$ 1,603	1.82%
After one year, through five years	13,182	13,216	5.69%
After five years, through ten years	728	754	0.74%
After ten years	8,394	8,566	4.78%
Securities held for long-term investment, without stated maturities	2,893	2,893	
Total	$ 26,796	$ 27,032	

Investment securities which do not have stated maturities (corporate, Federal Reserve Bank stock and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2010:

United States treasury	1 year and	2 months
United States government agency	10 years and	10 months
Mortgage-backed	15 years and	11 months
Municipals	2 years and	1 month

[The remainder of this page intentionally left blank]

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D)
CAPITOL BANCORP LIMITED

Portfolio loans outstanding as of December 31 are shown below (in $1,000s):

	2010		2009		2008		2007		2006	
Loans secured by real estate:										
Commercial	$ 1,411,551	52.83%	$ 1,560,866	49.78%	$ 1,624,337	45.00%	$ 1,534,369	44.63%	$ 1,354,454	46.31%
Residential (including multi-family)	570,252	21.34%	623,368	19.88%	670,248	18.57%	571,180	16.61%	457,650	15.65%
Construction, land development and other land	257,751	9.65%	383,071	12.22%	596,999	16.54%	671,857	19.54%	578,577	19.78%
Total loans secured by real estate	2,239,554	83.82%	2,567,305	81.88%	2,891,584	80.11%	2,777,406	80.78%	2,390,681	81.74%
Commercial and other business-purpose loans	390,183	14.60%	511,102	16.30%	651,276	18.04%	604,180	17.57%	493,675	16.88%
Consumer	26,824	1.00%	32,599	1.04%	42,566	1.18%	35,767	1.04%	33,898	1.16%
Other	15,151	0.57%	24,292	0.77%	23,872	0.66%	20,793	0.60%	6,438	0.22%
Total portfolio loans	$ 2,671,712	100.00%	$ 3,135,298	100.00%	$ 3,609,298	100.00%	$ 3,438,146	100.00%	$ 2,924,692	100.00%

The table below summarizes (in $1,000s) the remaining maturity of portfolio loans outstanding at December 31, 2010 according to scheduled repayments of principal:

	Fixed Rate	Variable Rate	Total
Aggregate maturities of portfolio loan balances which are due in one year or less:	$ 615,280	$ 664,556	$ 1,279,836
After one year but within five years	705,708	296,116	1,001,824
After five years	78,328	3,246	81,574
Nonaccrual loans			308,478
Total	$ 1,399,316	$ 963,918	$ 2,671,712

The following summarizes, in general, Capitol's various loan classifications:

Loans secured by real estate

Commercial

Comprised of a broad mix of business use and nonfarm nonresidential properties, including office, retail, warehouse and light industrial uses. A typical loan size is generally less than $1,000,000 and, at December 31, 2010, approximately 14.4% of such properties were owner-occupied.

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

	2010	2009	2008	2007	2006
Nonperforming loans:					
Nonaccrual loans:					
Loans secured by real estate					
Commercial	$ 154,504	$ 126,829	$ 38,728	$ 18,828	$ 8,572
Residential (including multi-family)	60,840	54,710	32,766	13,381	6,792
Construction, land development and other land	62,177	77,247	66,108	26,141	8,583
Total loans secured by real estate	277,521	258,786	137,602	58,350	23,947
Commercial and other business-purpose loans	30,746	22,884	15,683	5,782	5,349
Consumer	211	331	190	66	215
Other	--	--	--	84	--
Total nonaccrual loans	308,478	282,001	153,475	64,282	29,511
Past due (≥ 90 days) loans and accruing interest:					
Loans secured by real estate					
Commercial	2,875	6,234	1,623	113	1,380
Residential (including multi-family)	1,784	228	365	1,116	526
Construction, land development and other land	2,380	3,713	2,293	2,531	1,116
Total loans secured by real estate	7,039	10,175	4,281	3,760	3,022
Commercial and other business-purpose loans	2,073	1,546	747	714	1,375
Consumer	279	534	146	66	151
Other	--	--	--	5	--
Total past due loans	9,391	12,255	5,174	4,545	4,548
Total nonperforming loans	$ 317,869	$ 294,256	$ 158,649	$ 68,827	$ 34,059
Nonperforming loans as a percentage of total portfolio loans	11.90%	9.39%	4.40%	2.00%	1.16%
Nonperforming loans as a percentage of total assets	8.98%	5.73%	2.81%	1.40%	0.84%
Allowance for loan losses as a percentage of nonperforming loans	46.38%	44.11%	48.74%	68.95%	114.52%

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

At December 31, 2010, potential problem loans (which includes nonperforming loans) approximated $763 million or nearly 29% of total consolidated portfolio loans. Such totals have historically approximated 4% to 5% of loans outstanding and are an important part of management's ongoing and proactive loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. During 2010, the amount of potential problem loans increased significantly as management downgraded many credit relationships in response to the impact of the severe recessionary environment and also as a result of growth in nonperforming loans. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2010	2009	2008	2007	2006
Other real estate owned at January 1	$ 107,013	$ 65,596	$ 16,357	$ 9,464	$ 3,733
Properties acquired in restructure of loans or in lieu of foreclosure	72,896	92,544	70,378	17,216	8,870
Properties sold	(40,656)	(20,281)	(10,409)	(9,956)	(2,806)
Payments received from tenants, credited to carrying amount	(2,192)	(6)	(166)	(60)	--
Write-down of other real estate owned	(29,447)	(30,840)	(10,564)	(307)	(333)
Other real estate owned at December 31	$ 107,614	$ 107,013	$ 65,596	$ 16,357	$ 9,464

Other real estate owned is valued at estimated fair value (net of estimated selling cost) at the date of transfer/acquisition. Management performs a periodic analysis of estimated fair values to determine potential impairment of other real estate owned.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000s):

	2010	2009	2008	2007	2006
Allowance for loan losses at January 1	$ 129,795	$ 77,328	$ 47,457	$ 39,004	$ 36,217
Allowance for loan losses of acquired bank affiliate	1,769				
Loans charged off:					
Loans secured by real estate:					
Commercial	(51,644)	(29,194)	(9,084)	(3,102)	(2,737)
Residential (including multi-family)	(38,325)	(33,076)	(8,540)	(3,265)	(1,831)
Construction, land development and other land	(35,764)	(33,112)	(20,129)	(1,151)	(812)
Total loans secured by real estate	(125,733)	(95,382)	(37,753)	(7,518)	(5,380)
Commercial and other business-purpose loans	(28,357)	(29,005)	(10,232)	(6,127)	(2,686)
Consumer	(1,961)	(1,277)	(441)	(385)	(251)
Other	--	(34)	(43)	--	(122)
Total charge-offs	(156,051)	(125,698)	(48,469)	(14,030)	(8,439)
Recoveries:					
Loans secured by real estate:					
Commercial	3126	406	986	70	66
Residential (including multi-family)	3634	343	648	226	213
Construction, land development and other land	5230	909	342	20	8
Total loans secured by real estate	11,990	1,658	1,976	316	287
Commercial and other business-purpose loans	2,800	1,140	478	1,077	870
Consumer	250	133	95	165	216
Other	--	--	--	7	--
Total recoveries	15,040	2,931	2,549	1,565	1,373
Net charge-offs	(141,011)	(122,767)	(45,920)	(12,465)	(7,066)
Additions to allowance charged to expense	156,868	175,234	75,791	20,918	9,853
Allowance for loan losses at December 31	$ 147,421	$ 129,795	$ 77,328	$ 47,457	$ 39,004
Total portfolio loans outstanding at December 31	$ 2,671,712	$ 3,135,298	$ 3,609,298	$ 3,438,146	$ 2,924,692
Ratio of allowance for loan losses to portfolio loans outstanding	5.52%	4.14%	2.14%	1.38%	1.33%
Average total portfolio loans for the year	$ 2,940,894	$ 3,544,598	$ 3,652,416	$ 3,159,117	$ 2,779,639
Ratio of net charge-offs to average portfolio loans outstanding	4.79%	3.46%	1.26%	0.39%	0.25%

See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes B and D of the Notes to the Consolidated Financial Statements, for additional information regarding the allowance for loan losses and description of factors which influence management's judgment in determining the amount of the allowance for loan losses at the balance-sheet date.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E - CONTINUED)
CAPITOL BANCORP LIMITED

The amounts of the allowance for loan losses allocated in the following table (in $1,000s), as of December 31, are based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2010		2009		2008		2007		2006	
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
Loans secured by real estate:										
Commercial	$ 54,957	2.06%	$ 51,591	1.65%	$ 24,044	0.67%	$ 17,706	0.52%	$ 15,471	0.53%
Residential (including multi-family)	39,726	1.49%	25,934	0.83%	18,737	0.52%	8,685	0.25%	6,314	0.21%
Construction, land development and other land	21,961	0.82%	19,825	0.63%	14,622	0.40%	9,023	0.26%	6,960	0.24%
Total loans secured by real estate	116,644	4.37%	97,350	3.11%	57,403	1.59%	35,414	1.03%	28,745	0.98%
Commercial and other business-purpose loans	29,667	1.11%	31,132	0.99%	18,989	0.53%	11,321	0.33%	9,630	0.33%
Consumer	935	0.03%	1,249	0.04%	768	0.02%	499	0.01%	487	0.02%
Other	175	0.01%	64	0.00%	168	0.00%	223	0.01%	142	0.00%
Total allowance for loan losses	$ 147,421	5.52%	$ 129,795	4.14%	$ 77,328	2.14%	$ 47,457	1.38%	$ 39,004	1.33%
Total portfolio loans outstanding	$ 2,671,712		$ 3,135,298		$ 3,609,298		$ 3,438,146		$ 2,924,692	

[The remainder of this page intentionally left blank]

AVERAGE DEPOSITS (TABLE F)
CAPITOL BANCORP LIMITED

The table below summarizes the average balances of deposits (in $1,000s) and the average rates of interest for the years ended December 31:

	2010		2009		2008	
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$ 520,349		$ 505,535		$ 486,802	
Savings deposits	66,498	0.42%	82,708	1.68%	79,073	1.75%
Time deposits under $100,000	788,595	2.25%	810,449	3.57%	815,864	3.67%
Time deposits $100,000 and over	1,142,506	1.96%	1,401,320	4.17%	1,036,408	3.93%
Other interest-bearing deposits	880,210	0.77%	908,498	1.94%	918,315	2.01%
Total deposits	$ 3,398,158		$ 3,708,510		$ 3,336,462	

The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2010 (in $1,000s):

Three months or less	$ 258,535
Over three months to six months	151,016
Over six months to twelve months	270,043
Over 12 months	231,241
Total	$ 910,835

[The remainder of this page intentionally left blank]

FINANCIAL RATIOS (TABLE G)
CAPITOL BANCORP LIMITED

	Year Ended December 31		
	2010	2009	2008
Net loss attributable to Capitol Bancorp Ltd. as a percentage of:			
Average stockholders' equity	(265.63)%	(65.61)%	(7.71)%
Average total assets	(4.92)%	(3.48)%	(0.53)%
Capital ratios:			
Average stockholders' equity as a percentage of average total assets	1.85%	5.31%	6.91%
Average total equity (stockholders' equity and noncontrolling interests in consolidated subsidiaries) as a percentage of average total assets	2.82%	7.59%	9.95%
Average total capital funds (stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) as a percentage of average total assets	6.48%	10.58%	12.98%
Dividend payout ratio (cash dividends per share as a percentage of net loss attributable to Capitol Bancorp Ltd. per share):			
Basic	N/A	N/A	N/A
Diluted	N/A	N/A	N/A

N/A - Not applicable

[The remainder of this page intentionally left blank]

Item 1A. Risk Factors.

An investment in Capitol's common stock, Series A preferred stock and/or its trust-preferred securities are subject to the risks inherent to Capitol's business.  The material risks and uncertainties that Capitol believes affect it are described below.  The risks and uncertainties described below are not the only ones Capitol faces.  Additional risks and uncertainties that Capitol is not aware of or focused on, or risks currently deemed immaterial, may also impair business operations.  This Annual Report on Form 10-K is qualified in its entirety by these risk factors.  If any of the following risks actually occur, Capitol's financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of Capitol's common stock could decline significantly, and shareholders could lose all or a portion of their investment.

Capitol's ability to continue as a going concern is uncertain.

Capitol has experienced a significant deterioration in asset quality and incurred significant operating losses resulting in an equity deficit and a regulatory capital classification as "less than adequately capitalized."  As a result, Capitol and most of its banking subsidiaries have become subject to increased regulatory oversight and compliance requirements.  Those factors, among others, raise some level of doubt (potentially "substantial doubt") as to Capitol's ability to continue as a going concern.  If Capitol becomes unable to operate as a going concern, it is likely that its common shareholders could lose all or substantially all of their investment in Capitol.  Such substantial doubt is discussed in the Report of Independent Registered Public Accounting Firm set forth on page F-53 of the Financial Information Section of Capitol's 2010 Annual Report.

Capitol has commenced several initiatives and other actions to mitigate these going-concern considerations and to improve the Corporation's financial condition, equity, regulatory capital and regulatory compliance.  Capitol's ability to continue as a going concern is contingent on the successful achievement of those initiatives.  There can be no assurance that the exploration of those capital strategies will result in any transaction, or that any transaction will allow any of Capitol's shareholders to avert a loss of all or substantially all of their investment in Capitol.  The pursuit of strategic alternatives may also involve significant expenses and management's time and attention.

Capitol needs to raise additional capital that may not be available to it.

Regulatory authorities require Capitol and its banking subsidiaries to maintain adequate levels of capital to support their operations.  As reported by Capitol, many of Capitol's banking subsidiaries are "significantly-undercapitalized" or otherwise classified as less than adequately-capitalized as of December 31, 2010 and have an immediate need to raise capital.  Two of Capitol's banking subsidiaries had capital levels resulting in regulatory classification as "critically-undercapitalized" at December 31, 2010; however, each of these subsidiaries received additional capital from Capitol in January 2011 to improve their classifications to "significantly-undercapitalized."  In addition, even if Capitol succeeds in raising capital, it may need to raise additional capital in the future due to additional losses from operations or regulatory requirements.  The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside Capitol's control, and on Capitol's financial performance.  Accordingly, any such additional capital may not be raised, if and when needed, on terms acceptable to Capitol, or at all.  If Capitol cannot raise additional capital when needed, Capitol's ability to increase its capital ratios could be materially impaired and Capitol could face additional adverse regulatory challenges.  In addition, if Capitol issues additional equity capital, it may be at a lower price and Capitol's existing shareholders' interest may be diluted.

If Capitol's banking subsidiaries continue to suffer significant loan losses, it may be difficult to continue to operate as a going concern.

Capitol has incurred net losses of $225.2 million and $195.2 million during the years ended December 31, 2010 and 2009, respectively.  Future significant losses may make it difficult for Capitol and its banking subsidiaries to continue in operation.

Item 1A. Risk Factors – continued.

Capitol's losses have largely resulted from provisions for loan losses and impairment losses related to other real estate owned.  Since January 1, 2008, Capitol has recorded total provisions for loan losses of $407.9 million (excluding discontinued operations).  While such losses exclude charges to establish and maintain a valuation allowance against the realization of Capitol's deferred tax assets of $190.3 million, which are not deemed more-likely-than-not realizable, these latter charges would not have been required had Capitol not incurred the losses on loans.

However, substantial risks remain in Capitol's and its banking subsidiaries' loan portfolios.  As of December 31, 2010, approximately 98.4% of Capitol's bank loan portfolio consisted of loans secured by real estate and commercial loans secured by business assets other than real estate.  Those consolidated subsidiaries' types of loans are typically larger than other loans which made up the remaining portion of Capitol's and its banking subsidiaries' portfolio loans.  Further, deterioration of any or a few of those loans may lead to a significant increase in nonperforming loans and potential loan losses.  Any additional increases in nonperforming loans could result in a decrease in interest income from those loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on Capitol's financial condition and results of operations.

The market price of Capitol's common stock has been and continues to be volatile.

Stock price volatility may make it more difficult for stockholders to sell their shares of Capitol's common stock when desired and at an attractive market value.  Capitol's common stock price fluctuates significantly in response to a variety of factors including, but not limited to:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts, if any;

•	Operating and stock price performance of other companies that investors deem comparable to Capitol's common stock interest;

•	News reports relating to trends, concerns and other issues in the financial services industry;

•	Perceptions in the marketplace regarding Capitol, its banking subsidiaries and/or its competitors;

•	New technology used or services offered by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint venture or capital commitments by or involving Capitol or Capitol's competitors;

•	Changes in government regulations; or

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions and interest rate changes or credit loss trends, could also cause Capitol's stock price to decrease regardless of operating results.

Stock markets in general and Capitol's common stock in particular have experienced significant volatility over the past couple of years (or more), and continue to experience significant price and volume volatility.  As a result, the market price of Capitol's common stock may continue to be subject to similar market fluctuations that may be unrelated to Capitol's operating performance or prospects.  Increased volatility could result in a decline in the market price of Capitol's common stock.  On January 19, 2011, NYSE Regulation, Inc. notified Capitol of its intent to delist all of Capitol's securities.  No assurance can be made that Capitol will meet the listing standards of the NYSE or another exchange in the near future.

Capitol's business has been adversely affected by conditions in the financial markets and economic conditions.

Since December 2007, the United States has been in a deep recession.  Business activity across a wide range of industries and regions is greatly reduced, and local governments and many businesses are experiencing serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.

Item 1A. Risk Factors – continued.

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

In response to the adverse economic conditions affecting the banking system and financial markets, and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law in October 2008.  Among other things, EESA authorizes the U.S. Treasury (Treasury) to spend up to $700 billion to inject capital into financial institutions by purchasing non-voting preferred shares directly from such institutions and to purchase mortgage-backed and other non-performing assets from financial institutions for the purpose of stabilizing the financial markets.

Capitol's financial performance generally, and in particular the ability of its banks' borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment in the markets where Capitol operates and in the United States as a whole.  The current severe recession is characterized by declines in economic growth, business activity or investor or business confidence; limitations on the availability of, or increases in the cost of, credit and capital; falling commercial and residential real estate values; inactive or nonexistent markets for the sale of real estate; or a combination of these or other factors.

It is expected that the business environment in the United States will continue to be weak and may deteriorate further for the foreseeable future.  There can be no assurance that these conditions will improve in the near term.  Such conditions have and could continue to adversely affect the credit quality of Capitol's loans, results of operations and financial condition.

Capitol's ability to achieve and maintain required capital levels and adequate sources of funding and liquidity may be adversely affected by market conditions.

Capitol is required to maintain certain capital levels in accordance with banking regulations with which it is currently less than adequately-capitalized.  Many of Capitol's banking subsidiaries are also less than adequately-capitalized.  Capitol and its banking subsidiaries must also maintain adequate funding sources in the normal course of business to support their lending and investment operations and repay outstanding liabilities as they become due.  Capitol's ability to maintain capital levels, as well as sources of funding and liquidity could be impacted by future adverse operating results and deteriorating economic and market conditions.

Item 1A. Risk Factors – continued.

Failure by Capitol or its banking subsidiaries to meet any applicable guideline or capital requirement otherwise imposed upon them or to satisfy certain other regulatory requirements could subject them to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities that include prohibitions on their ability to pay future dividends, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

Noncompliance with capital requirements could have a material adverse effect on Capitol's operations and financial position.

Capitol and many of its banking subsidiaries are less than adequately-capitalized and regulatory agencies may require Capitol and/or its individual banking subsidiaries to maintain a higher level of capital than Capitol currently anticipates, which could adversely affect Capitol's liquidity at the parent company level and require it to raise additional capital.

While Capitol must meet certain regulatory requirements on a consolidated basis, regulatory agencies having authority over each of Capitol's banking subsidiaries may require that those subsidiaries maintain a higher level of capital than Capitol currently anticipates, which would require that Capitol maintain a consolidated capital position that is well beyond what Capitol presently anticipates and could be in excess of the levels of capital used in the assumptions underlying Capitol's management and estimation of its capital needs.  Several of Capitol's banking subsidiaries are currently required to maintain regulatory capital levels in excess of minimum requirements.  Further, as a holding company with obligations and expenses separate from Capitol's banking subsidiaries, and because many of Capitol's banking subsidiaries are currently prohibited from making dividend payments to Capitol, Capitol must maintain a level of liquidity that is sufficient to address those obligations and expenses.  The maintenance of adequate liquidity at Capitol may limit its ability to make further capital investments in banking subsidiaries, which could adversely impact Capitol and require it to raise additional capital.  Even if Capitol is successful in implementing its current divestiture and charter consolidation initiatives, there can be no assurance that Capitol and its banking subsidiaries would not be required by the regulatory agencies to have a higher level of capital than Capitol may anticipate.

At December 31, 2010, Capitol and certain banking subsidiaries were classified as less than adequately-capitalized based on their respective regulatory capital ratios.  Banks less than adequately-capitalized may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  Capitol intends to augment the capital levels of those institutions through allocation of proceeds from the further divestiture of some of its banking subsidiaries, although there is no assurance that amounts contributed to banking subsidiaries' capital will become sufficient to achieve regulatory compliance.

Capitol's and its banking subsidiaries' allowances for loan losses may prove inadequate to absorb actual loan losses, which may adversely impact results of operations.

Capitol believes that its consolidated allowance for loan losses is maintained at a level adequate to absorb inherent losses in the loan portfolio at the balance-sheet date.  Management's determination of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, the volume, amount and composition of the portfolio and other factors.  These estimates are subjective and their accuracy depends on the outcome of future events.  Actual future losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in fair value of collateral that are generally beyond Capitol's control, actual loan losses could increase significantly.  As a result, such losses could exceed current allowance estimates.  No assurance can be provided that the allowance will be sufficient to cover actual future loan losses should such losses be realized.

Loan loss experience, which is helpful in estimating the requirements for the allowance for loan losses at any given balance sheet date, has been minimal at some of Capitol's younger banking subsidiaries.  Conversely, some of Capitol's mature banking subsidiaries, particularly those located in Michigan, Arizona and Nevada, have recently experienced significantly elevated levels of loan losses due to adverse economic conditions.  Because many of Capitol's

Item 1A. Risk Factors – continued.

banking subsidiaries are young, they do not have seasoned loan portfolios and it is likely that the ratio of the allowance for loan losses to total loans may need to be further increased in future periods as the loan portfolios become more mature and loss experience evolves.  If it becomes necessary to increase the ratio of the allowance for loan losses to total loans, such increases would be accomplished through higher provisions for loan losses, which may adversely impact results of operations and could result in larger net losses on a consolidated basis.

The domestic economy in the markets in which Capitol's banking subsidiaries operate is in a severe recession and Capitol's levels of nonperforming loans and related loan losses and levels of foreclosed assets and other real estate owned (OREO) have increased significantly.  It is anticipated that levels of nonperforming loans and related loan losses will continue to increase as economic conditions, locally and nationally, continue to deteriorate for the foreseeable future.  Capitol's level of OREO increased dramatically in 2009 and remained elevated, causing a corresponding increase in carrying costs and other operating expenses.  Continued elevation of OREO could have a negative material impact on Capitol.

In addition, regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of the allowance for loan losses.  Regulatory agencies may require Capitol or its banking subsidiaries to increase their provision for loan losses or to recognize further loan charge-offs based upon judgments different from those of management.  Any increase in the allowance required by regulatory agencies could have a negative impact on Capitol's operating results, capital adequacy and financial position.

Capitol and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and proceedings by government agencies which may lead to adverse consequences.

Capitol and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government agencies, including the SEC, regarding their respective businesses.  Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of Capitol's SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures.  The SEC is investigating and has made several requests for information, including by subpoena, concerning issues which Capitol understands relate to accounting and reporting matters involving certain of its loans and the related allowance for loan losses.  This could lead to an enforcement proceeding by the SEC which, in turn, may result in one or more such material adverse consequences.

Capitol and its banking subsidiaries operate in an environment highly regulated by state and federal government agencies; changes in federal and state banking laws and regulations could have a negative impact on its business.

As a bank holding company, Capitol is regulated primarily by the Federal Reserve Board.  Many of Capitol's current bank affiliates are regulated primarily by state banking agencies, the FDIC, the OCC (in the case of one national bank) and the OTS (in the case of Capitol's federal savings bank subsidiaries).

Various federal and state laws and regulations govern numerous aspects of the banks' operations, including:

•	adequate capital and financial condition;

•	permissible types and amounts of extensions of credit and investments;

•	permissible nonbanking activities; and

•	restrictions on dividend payments.

Federal and state regulatory agencies have broad discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  Capitol and its banking subsidiaries undergo periodic examinations by one or more regulatory agencies.  Following such examinations, Capitol may be required,

Item 1A. Risk Factors – continued.

among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict bank operations.  Those actions would result from the regulators' judgments based on information available to them at the time of their examination, and their estimate of future economic conditions.  Judgments of various regulatory agencies vary, and regulatory agencies may change their position and require application of their judgment retroactively, causing institutions to change methodologies for the allowance for loan losses, resulting in restatement of their regulatory financial statements, including their capital position.

Capitol's banking subsidiaries are required to follow a wide variety of state and federal consumer protection and similar statutes and regulations.  Federal and state regulatory restrictions limit the manner in which Capitol and its banking subsidiaries may conduct business and obtain financing.  Those laws and regulations can and do change significantly from time to time and any such change could adversely affect Capitol and its banking subsidiaries.

Several of Capitol's banking subsidiaries have entered into formal agreements with their respective regulatory agencies which impose various additional requirements on those institutions which may further restrict their operations.

There is a risk of potential cross-guaranty liability relating to Capitol's banking subsidiaries.

In accordance with Federal Reserve Board policy, Capitol is expected to act as a source of financial strength to its banking subsidiaries and to commit resources to support its banking subsidiaries in circumstances in which Capitol might not otherwise do so.  Under the Bank Holding Company Act of 1956, as amended, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition.

As FDIC-insured depository institutions, Capitol's banking subsidiaries may be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with the institution in "default" or "in danger of default."  This liability is commonly referred to as "cross-guaranty" liability.  A "default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance.  An FDIC cross-guaranty claim against a depository institution is generally senior in right of payment to claims of the holding company and its affiliates against the depository institution.

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

To date, none of Capitol's banking subsidiaries have received any notice of assessment of cross-guaranty liability. Capitol's banking subsidiaries have, however, received notice from the FDIC that the FDIC may assess a cross-guaranty liability relating to a failed community bank in Florida which ceased operations in November 2009.  The FDIC alleges that the Florida bank was an affiliated institution of Capitol, although Capitol owned no securities of that bank or otherwise controlled the failed institution.  The aggregate loss to the FDIC of that failed bank approximated $23.6 million.  The FDIC has until November 2011, two years from the date of such notice, to determine whether to assess that potential cross-guaranty liability, if any.

Item 1A. Risk Factors – continued.

Capitol is subject to a written agreement with the Federal Reserve Bank of Chicago which restricts Capitol's ability to take certain actions.  Noncompliance with the written agreement could have a material impact on Capitol.

In September 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the Reserve Bank) under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank or from any of Capitol's subsidiary institutions that is subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums of subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its own stock, the second-tier bank holding companies, nonbank subsidiaries or any of the banking subsidiaries that are held by shareholders other than Capitol.

Capitol has also agreed to (i) submit to the Reserve Bank, a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its allowance for loan losses (ALLL) methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.  While Capitol is working to achieve compliance with that regulatory agreement, there is no assurance that it will achieve such compliance.

Certain of Capitol's banking subsidiaries have entered into formal agreements with their primary regulatory agencies.  Noncompliance with the agreements could have a material impact on Capitol.

Certain of Capitol's banking subsidiaries have entered into formal agreements with their applicable federal and state bank regulatory agencies in response to elevated levels of nonperforming assets, loan losses and adverse operating results.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by those banking subsidiaries.  Generally, those agreements require the banks to maintain an adequate ALLL, reduce levels of nonperforming and other classified assets and implement revised budgets and liquidity and capital adequacy projections to improve financial performance.  When a bank enters into a formal regulatory agreement, it is generally precluded from meeting the criteria as a "well-capitalized" institution although it may meet or exceed such threshold on a computational basis.  In addition, the banks' capital classification places limitations on some of their activities, such as the permissibility of accepting or renewing brokered deposits, among other things.  Additionally, such banks are subject to higher levels of FDIC insurance assessments.

In addition to the above, the FDIC gave notice to many of Capitol's banking subsidiaries in December 2009 that, to mitigate the effects of any possible assessment arising from potential cross-guaranty liability, they should be encouraged to arrange a sale, merger or recapitalization such that Capitol no longer controls the banking subsidiary.  The FDIC's encouragement is consistent with Capitol's previously-announced plans to selectively divest of some of its banking subsidiaries in conjunction with reallocating capital resources to the remaining banking subsidiaries.

Item 1A. Risk Factors – continued.

Capitol may not be able to raise additional capital without its existing shareholders suffering substantial dilution.

Capitol believes that it will likely need to raise additional capital in order to achieve sufficient regulatory capital levels.  Capitol's ability to raise additional capital will depend on conditions in its private and public capital markets, as well as economic conditions and a number of other factors, most of which are outside Capitol's control and on Capitol's financial performance.  Accordingly, there can be no assurance that Capitol or its banking subsidiaries can raise additional capital or do so on acceptable terms.  If Capitol cannot raise additional capital when and/or as needed, it may have a material adverse effect on its financial condition, results of operations and prospects.

The recent dramatic decline in the market price of Capitol's common stock means that any future issuance of previously-unissued common stock could significantly dilute the ownership of existing holders of Capitol's common stock, because Capitol would have to issue many more shares than if it had raised the same amount of capital when its share price was higher.  Absent a substantial improvement in Capitol's financial performance and stock price, it is unlikely that Capitol would be able to raise additional capital without further diluting the ownership of existing holders of its common outstanding stock.

Capitol's common stock is subordinate to Capitol's existing and future indebtedness and Capitol's outstanding Series A preferred stock, and effectively subordinated to all the indebtedness and other claims against Capitol's banking subsidiaries.

Shares of Capitol's common stock will rank junior to all of Capitol's existing and future indebtedness and to other non-equity claims with respect to assets available to satisfy its claims.  Further, holders of Capitol's common stock are subject to prior dividend and liquidation rights of the holders of its outstanding shares of Series A preferred stock.  The Series A preferred stock of Capitol has an aggregate liquidation preference of $9.5 million.  The terms of Capitol's Series A preferred stock prohibit Capitol from paying dividends with respect to its common stock unless all accrued and unpaid dividends for any completed dividend periods with respect to the Series A Preferred Stock have been paid, subject to declaration of such dividends by Capitol's board of directors, if any.

In addition, Capitol's right to participate in any distribution of assets of any of Capitol's banking subsidiaries upon any such bank's liquidation or otherwise, and the ability of holders of Capitol's common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of such bank, as well as any prior claims of holders of Capitol's preferred securities.  As a result, holders of Capitol's common stock are structurally subordinated to all existing and future liabilities and obligations of each of Capitol's banking subsidiaries, as well as any prior claims of holders of Capitol's preferred securities.

Capitol may not successfully accomplish its efforts to return to profitability.

Capitol is executing a plan to return to profitability by restructuring its operations and balance sheet.  In addition, Capitol has sold several banking subsidiaries and related bank locations and has definitive agreements for additional sales of such banking subsidiaries and/or locations to help Capitol achieve its priorities.  However, it is unlikely that these transactions may result in a return to profitability or permit Capitol to reach its regulatory capital targets.

Capitol is deferring payments on all of its outstanding trust-preferred securities and the accrued but unpaid amounts are being accumulated as a liability on Capitol's consolidated balance sheet.  That liability is expected to increase as Capitol has no current plans to resume any such interest payments at any time in the near future and is currently prohibited from doing so without prior regulatory approval.

Capitol has exercised its right to defer interest payments on the subordinated debentures relating to Capitol's trust-preferred securities.  As a result, periodic interest payments (generally on a quarterly basis) on the related trust-preferred securities are being deferred.  Capitol may defer such interest payments for a total of 20 consecutive calendar quarters without causing an event of default under the documents governing these securities.  After such period, Capitol

Item 1A. Risk Factors – continued.

must pay any previously deferred interest payments and resume periodic interest payments thereon or Capitol will be deemed to be in default under the related trust-preferred indentures and the pertinent documents.  Such payments have been deferred for seven quarterly periods, as of December 31, 2010.

Capitol does not have current plans to resume interest payments on the subordinated debentures in the near future and is currently prohibited from any such payments without prior regulatory approval.  Before resuming these payments, however, Capitol would have to pay the accrued amounts in full, if approved, prior to commencing any future payments of interest on those securities.  As of December 31, 2010, those accrued but unpaid amounts approximated $20.8 million.

Compliance with the recently enacted Dodd-Frank Act may adversely impact Capitol's operating results.

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Act (DFA).  Many aspects of the DFA are subject to further rulemaking and will take effect over several future years, making it difficult to anticipate the overall financial impact to Capitol, its banking subsidiaries or the banking industry.  This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

•	Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require Capitol to deduct all trust-preferred securities issued on or after May 19, 2010 from Tier 1 capital.  Existing trust-preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement and as a result, Capitol is exempt from this provision subject to certain other limitations;

•
Require bank holding companies to be well-capitalized and well-managed in order to engage in expanded financial activities permissible for financial holding companies and to acquire banks located outside their home state;

•
Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, which generally is expected to result in an increase in the level of assessments;

•	Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance until December 31, 2012 for noninterest-bearing deposits at all insured depository institutions;

•
Permit national banks and insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if the national bank or insured state bank were chartered by such state;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Capitol's management is reviewing the provisions of the DFA and assessing its probable impact on the business, financial condition and results of operations of Capitol and its banking subsidiaries.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require Capitol to seek other sources of capital in the future.

Item 1A. Risk Factors – continued.

An investment in Capitol's common stock is not an insured deposit and is subordinate to any outstanding preferred securities of Capitol.

An investment in Capitol's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, its deposit insurance fund or by any other public or private entity.  Investment in Capitol's common stock is inherently risky for the reasons previously described in this "Risk Factors" section, or elsewhere in this Form 10-K or the documents incorporated by reference herein, and is subject to the same market forces that affect the price of common stock in any company.  As a result, stockholders holding Capitol's common stock could lose some or all of their investment.

In addition, Capitol's common stock is subordinate to the claims of Capitol's creditors, trust-preferred securities and its preferred stock currently outstanding as well as any of which may be issued by Capitol in the future.

All of Capitol's debt obligations, and its obligations under its debentures and preferred securities of certain related subsidiaries that Capitol has guaranteed, will likely have priority over Capitol's common stock with respect to payment in the event of liquidation, dissolution or winding-up and with respect to the payment of dividends, subject to regulatory requirements for any such distributions.

Capitol has issued debentures to certain of its subsidiaries which are Delaware business trusts which, in turn, issued publicly-placed preferred securities to purchase those debentures in conjunction with offerings of trust-preferred securities.  Capitol also has additional trust-preferred securities which were privately placed.  Capitol has guaranteed the preferred securities.  The documents governing these securities, including the indenture under which the debentures were issued, restrict Capitol's ability and/or right to pay a dividend on its common stock under certain circumstances and give the holders of the preferred securities preference on liquidation over the holders of Capitol's common stock.  In April 2009, Capitol announced that it had elected to defer interest payments on its subordinated debentures.  Pursuant to the terms of a written agreement with the Federal Reserve Bank of Chicago, Capitol is currently prohibited from making any cash payments, including interest, on the debentures and preferred securities without prior regulatory approval.  The total estimated annual interest that would be payable on the debentures and the underlying debt securities, if not deferred, is approximately $13.6 million.  While Capitol defers the payment of interest, it will continue to accrue the future interest obligation at the applicable interest rate.  Capitol is prohibited from declaring or paying cash dividends on its common stock during such deferral and is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances.  Capitol's obligation under the debentures, the preferred securities and the guarantee approximates $170.8 million at an average interest rate currently approximating 6.17% per annum, generally payable quarterly.

In any liquidation, dissolution or winding-up of Capitol, its common stock would rank after all debt and creditor claims against Capitol, the claims with respect to the debentures and the guarantee of the preferred securities of certain related subsidiaries, and other senior equity securities, if any.  As a result, holders of Capitol's common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding-up of Capitol until all of its obligations to its debt holders have been satisfied and holders of senior equity securities have received any payment or distribution due to them.

Offerings of debt, which could be senior to Capitol's common stock upon liquidation, and/or preferred equity securities which may be senior to Capitol's common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of Capitol's common stock.

In the future, Capitol may attempt to increase Capitol's capital resources by entering into debt or debt-like obligations that may be unsecured or secured by all or up to all of Capitol's assets, or by issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, common stock or securities convertible into common stock.  Upon an occurrence of Capitol's liquidation, which is not currently expected, Capitol's lenders and holders of Capitol's debt obligations would receive a distribution of Capitol's available assets ahead of any distributions to the holders of Capitol's common stock.  Because Capitol's decision to incur

Item 1A. Risk Factors – continued.

debt and issue securities in any future offerings will depend on market conditions and other factors beyond Capitol's control, Capitol cannot predict or estimate the amount, timing or nature of any of its future offerings and/or debt transactions which may be senior to its common stock.  Further, market conditions could require Capitol to accept less favorable terms for the issuance of its securities in the future.

Capitol's board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders.  Capitol's board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over Capitol's common stock with respect to dividends or upon Capitol's dissolution, winding up and liquidation and other terms.  If Capitol issues preferred shares in the future that have a preference over its common stock with respect to the payment of dividends or upon liquidation, or if Capitol issues preferred shares with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of Capitol's common stock could be adversely affected.

Issuance or sales of common stock or other equity securities could result in an "ownership change" as defined for U.S. federal income tax purposes.  In the event an "ownership change" would occur, Capitol's ability to fully utilize a significant portion of its U.S. federal and state tax net operating losses could be impaired and Capitol could lose certain built-in losses that have not been recognized for tax purposes as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.

Capitol's ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if it experiences an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the Code).  An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by "five percent shareholders" increases by more than fifty percentage points over a rolling three-year period ending on the transaction date.  A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain recognized built-in losses equal to the value of the stock of the corporation immediately before the "ownership change," multiplied by the long-term tax-exempt rate (subject to certain adjustments).  The annual limitation is increased each year to the extent that there is an unused limitation in a prior year.  Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-ownership-change losses and certain post-change recognized built-in losses that may be utilized.  Pre-ownership-change losses and certain recognized built in losses in excess of the cap are effectively unable to be used to reduce future taxable income.  In certain circumstances, issuances or sales of common stock (including any common stock issuances or debt-for-equity exchanges and certain transactions involving common stock that are outside of Capitol's control) could result in an "ownership change" under Section 382.

While Capitol may, under certain circumstances, be able to utilize certain tax strategies (including a "tax preservation" rights plan) to protect against an "ownership change", if an "ownership change" under Section 382 were to occur, the value of Capitol's net operating losses and a portion of the net unrealized built-in losses will be impaired.  Because a valuation allowance currently exists for substantially the full amount of Capitol's deferred tax assets, no additional charge to earnings would result.  However, an "ownership change", as defined above, could adversely impact Capitol's ability to recognize Tier 1 capital from the potential future release of Capitol's valuation allowance.  Currently, there are no material amounts of deferred tax assets includable in Capitol's regulatory capital measurements.

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

Item 1A. Risk Factors – continued.

agencies, clearing houses, banks, securities firms and exchanges, with which Capitol interacts on a daily basis, and therefore could adversely affect Capitol.

Capitol's banking subsidiaries' small size may make it difficult to compete with larger institutions because Capitol is not able to compete with large banks in the offering of significantly larger loans.

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

Capitol's banking subsidiaries make various types of loans, including commercial, consumer, residential mortgage and construction loans.  Capitol's strategy emphasizes lending to small businesses and other commercial enterprises. Capitol typically relies upon commercial real estate as a source of collateral for many of its banking subsidiaries' loans.  Recently, regulatory agencies have expressed concern with banks with large concentrations in commercial real estate due to the recent downturn in the real estate markets in certain areas of the country, leading to increased risk of credit loss, incurred losses and extended sale periods.  Loans to small and medium-sized businesses are generally riskier than single-family mortgage loans.  Typically, the success of a small or medium-sized business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business.  In addition, small and medium-sized businesses frequently have smaller market-share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower's ability to repay a loan.  Recently, due to borrower performance difficulties and adverse real estate market conditions, levels of nonperforming loans, foreclosures and loan losses increased significantly at Capitol, resulting from the current severe recessionary environment. Substantial further credit losses could result, causing shareholders to lose their investment in Capitol's securities.

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

In 2008, the FRBOMC decreased interest rates to near zero and such interest rates have continued throughout 2009 and 2010.  Future stability of interest rates and FRBOMC policy, which impact such rates, are uncertain.

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

Item 1A. Risk Factors – continued.

Loan origination activities, for both commercial and residential mortgages, involve collateral valuation risks and the risk of subsequent identification of origination fraud or other losses which could exceed Capitol's allowance for loan losses.

Capitol's banking subsidiaries use an enterprise-wide loan policy which provides for conservative loan-to-value guidelines when loans are originated.  In today's difficult real estate economy in many parts of the country, falling property values and significant foreclosure activity of both residential and commercial real estate property are resulting in significant loan losses at many financial institutions.  Further, although most residential mortgage loans have been originated and sold to third parties, if it is subsequently determined that such loans were originated with any element of alleged fraud, such as exaggerated borrower income or assets, for example, the originating institution may be liable for any losses relating to such loans and may have to repurchase those loans.  The potential for additional loan losses from valuation issues or fraud is unknown.  Fraud risks are particularly difficult to identify and quantify, especially when the duration of the risk is the same as the term of the loan, often as long as 30 years or more.  Occurrences of fraud are often more prevalent during an economic downturn or recession.  Potential losses from valuation issues or occurrences of fraud could significantly exceed allowances for loan losses, adversely affecting Capitol's results of operations.

If Capitol cannot recruit and retain highly qualified personnel, its banking subsidiaries' customer service could suffer, causing its customer base to decline.

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

Capitol's banking subsidiaries have decentralized management which could have a negative impact on the rate of growth and profitability of Capitol and its banking subsidiaries.

Capitol's banking subsidiaries have independent boards of directors and management teams.  This decentralized structure gives the banks control over the day-to-day management of their institution, including credit decisions, the selection of personnel, the pricing of loans and deposits, marketing decisions and the strategy in handling problem loans.  This decentralized structure may impact Capitol's ability to uniformly implement corporate or enterprise-wide strategy at the bank level.  It may slow Capitol's ability to react to changes in strategic direction due to outside factors such as rate changes and changing economic conditions.  This decentralized structure may cause additional management time to be spent on internal issues and could negatively impact the growth and profitability of the banks individually as well as the holding company.

New accounting or tax pronouncements may be issued by the accounting standard-setters, regulatory agencies or other government bodies which could change existing accounting methods.  Changes in accounting methods could negatively impact Capitol's results of operations and financial condition.

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

Item 1A. Risk Factors – continued.

Capitol's business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, Capitol's business and a negative impact on its results of operations.

Capitol relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management and other systems.  While Capitol has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of Capitol's information systems could damage the reputation of Capitol and its banking subsidiaries, result in a loss of customer business, subject Capitol and its banking subsidiaries to additional regulatory scrutiny, or expose Capitol to civil litigation and possible financial liability, any of which could have a material adverse effect on its results of operations.

Capitol could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure.  Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

A significant portion of Capitol's banking subsidiaries' loan portfolios are secured by real property.  During the ordinary course of business, Capitol's banking subsidiaries may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, Capitol's banking subsidiaries may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require Capitol's banking subsidiaries to incur substantial expenses and may materially reduce the affected property's value or limit its banking subsidiaries' ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Capitol's banking subsidiaries' exposure to environmental liability.  Although Capitol's banking subsidiaries have policies and procedures to require an environmental review before initiating any foreclosure action on real property, those reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.

Capitol's controls and procedures may fail or be circumvented, which could have a material adverse effect on Capitol's business, results of operations and financial condition.

Capitol periodically reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Any failure or circumvention of controls and procedures, or failure to comply with regulations related to controls and procedures could have a material adverse effect on Capitol's business, results of operations and financial condition.

Capitol's banking subsidiaries have restricted investments in Federal Home Loan Banks which may be subject to future impairment.

As of December 31, 2010, Capitol's banking subsidiaries had investments in several Federal Home Loan Banks approximating $18 million.  Such investments are restricted securities which may be redeemed only by the issuer. Future redemption of the securities is subject to the issuers' liquidity and capital adequacy which are, in part, dependent upon valuation of the issuers' significant mortgage-backed securities portfolios.

Item 1A. Risk Factors – continued.

Capitol's bylaws and its rights plan, as well as certain banking laws, may have an antitakeover effect.

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

Capitol has currently entered into agreements to sell several banking subsidiaries, and is pursuing additional divestiture opportunities in an effort to improve the capital position of its remaining banks.

During 2009, Capitol announced plans to pursue divestiture of some of its banking subsidiaries (or those which are banking subsidiaries of Capitol's bank-development subsidiaries) on a selective basis for the purpose of reallocating capital to enhance the capital position of its retained banking subsidiaries.  Capitol and/or its bank-development subsidiaries have entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following banking subsidiaries in 2011:  1st Commerce Bank, Bank of Feather River, Bank of Fort Bend, Bank of Las Colinas, Bank of Tucson – main office, Community Bank of Rowan, Evansville Commerce Bank and High Desert Bank.

In 2010, Capitol sold its ownership in Adams Dairy Bank, Bank of Belleville, Bank of San Francisco, Community Bank of Lincoln, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Napa Community Bank, Ohio Commerce Bank, Southern Arizona Community Bank and USNY Bank.  The remaining pending bank sales are subject to regulatory approval and other contingencies and the risk that the timing of such sales are extended beyond what is currently anticipated or that some could fail to obtain regulatory approval.  In addition, some of the pending sales are subject to capital-raising activities to facilitate the sale and, accordingly, are subject to the risk that the requisite funds may not be successfully raised.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The names and locations of Capitol's banking subsidiaries are listed on Pages F-59 – F-60, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," which is incorporated herein by reference.

Most of the banking subsidiaries' locations are leased and many operate from a single location.  Most of Capitol's banking subsidiaries' facilities are generally small (i.e., less than 10,000 square feet), first floor offices with convenient access to parking.  The Ann Arbor location of Michigan Commerce Bank, Capitol's largest banking subsidiary, occupies the largest leased facility, approximately 18,000 square feet.

Community Bank of Rowan, First Carolina State Bank, Indiana Community Bank, Sunrise Bank (Jeffersonville, Georgia location) and the Grand Haven, Holland, Muskegon and Portage office locations of Michigan Commerce Bank own their office facilities.

Some of Capitol's banking subsidiaries have drive-up customer service capability.  Capitol's banking subsidiaries are typically located in or near high traffic centers of commerce in their respective communities.  Customer service is enhanced through Internet banking, remote deposit capture and utilization of ATMs to process some customer-initiated transactions and some of the banks also make available a courier service to pick up transactions at customers' locations.

Item 2. Properties. – continued.

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

Certain office locations are leased from related parties.  Rent expense, including rent expense under leases with related parties, is incorporated by reference from Pages F-78, Financial Information Section of Annual Report, under the caption "Note F—Premises and Equipment" and under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" of Item 13 of this Form 10-K.

Management believes Capitol's and its banking subsidiaries' offices to be in good and adequate condition and adequately covered by insurance.

Item 3. Legal Proceedings.

As of December 31, 2010, there were no material pending legal proceedings to which Capitol or its subsidiaries was a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

In November 2010, Capitol received a subpoena from the Chicago office of the SEC.  The subpoena requests information regarding Capitol's allowance for loan losses and related allowance estimation process and computational methodology, Capitol's methodology for grading loans and the process for making provisions for loan losses and Capitol's provision for loan losses prior to March 31, 2009.  In addition, on March 30, 2011, Capitol was informed that it would be receiving an additional subpoena from the Chicago office of the SEC concerning Capitol's recently amended and restated Form 10-Q for the period ended September 30, 2010.  The subpoena and the SEC's corresponding investigation are nonpublic, which means that the information Capitol provides to the SEC will not be made available publicly, however, could result in Capitol amending its prior SEC filings in the future, depending on the outcome of such investigation.

Capitol understands that the issuance of subpoenas by the Commission, in itself, does not mean that the SEC has concluded that Capitol has broken the law or that the SEC has a negative opinion of Capitol.  Capitol is fully complying with the SEC's requests, and looks forward to a timely resolution.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.           Market Information:
Incorporated by reference from Pages F-3 – F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock," Page F-6 under the caption "Shareholder Information" and Pages F-82 – F-84 under the caption "Note K—Stockholders' Equity and Stock-Based Compensation."

B.           Holders:
Incorporated by reference from the second paragraph on Page F-4 Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

C.           Dividends:
Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations (unaudited)" and subcaption "Cash dividends paid per share," the first paragraph on Page F-4, Financial Information Section of Annual Report under the caption "Information Regarding Capitol's Common Stock" and Pages F-97 – F-100, Financial Information Section of Annual Report, under the caption "Note R—Capital Requirements and Related Regulatory Matters."

D.           Securities Authorized for Issuance Under Equity Compensation Plan:

Summary of Equity Compensation Plans as of December 31, 2010

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders*	1,628,723	$21.73	876,947
Equity compensation plans not approved by security holders(1)	--	--	--
Equity compensation plans resulting from share exchanges	66,879	16.40	--

Total	1,745,602	$21.53	876,947

(1)	Options issued pursuant to employment agreements with various officers of Capitol and its subsidiaries.
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

F.           There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2010.

G.
Prior grants of 2,452 and 3,370 restricted shares of Capitol's common stock to Joseph D. Reid, Capitol's Chairman and CEO, pursuant to the terms of the Capitol Bancorp Ltd. Management Incentive Plan, became vested on February 6, 2010 and August 7, 2010, respectively.  The shares were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2010, 2009, 2008, 2007 and 2006."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from Pages F-11 – F-49, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations"
and Pages F-6 – F-10, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from Pages F-41 – F-44, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages F-6 – F-10, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

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

Capitol revised its previously-reported unaudited condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2010 to reflect an additional provision for loan losses of $11.7 million, resulting from Michigan Commerce Bank's amended regulatory financial statements filed on February 22, 2011 as of and for the period ended September 30, 2010.  Michigan Commerce Bank is a significant subsidiary of Capitol.  Prior to Michigan Commerce Bank's filing of such amended regulatory financial statements, its allowance for loan losses was believed by management to be appropriate based on information known at the time of the bank's original filing of its regulatory financial statements as of September 30, 2010.  On March 3, 2011, Capitol filed Amendment No. 1 to Form 10-Q for the periods ended September 30, 2010 to reflect this adjustment.

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

Incorporated by reference from Pages F-50 – F-51, Financial Information Section of Annual Report.

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

Effective January 1, 2011, Capitol merged the Employee Stock Ownership Plan with its 401(k) plan into an amended and restated plan that was renamed the Capitol Bancorp Limited Retirement Plan.  A copy of the plan is attached as Exhibit 10.15 to this Annual Report on Form 10-K.

Effective March 31, 2011, Joseph D. Reid elected to reduce his compensation by an additional 25%, to $487,500.

[The remainder of this page intentionally left blank]

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to Michigan law and Capitol's bylaws, Capitol's business, property and affairs are managed under the direction of its board of directors.  Capitol's board of directors has responsibility for establishing broad corporate policies and for Capitol's overall performance and direction, but is not involved in Capitol's day-to-day operations.  Members of the board of directors are kept informed of the issues facing Capitol by participating in board and committee meetings and by reviewing information provided to them on a periodic basis.  Board members also have ongoing discussions with Capitol's executive officers to update them on matters relating to Capitol.

Capitol's amended and restated bylaws establish that the number of directors shall not be less than five nor more than twenty-five.  Currently, Capitol's board of directors has set the number of directors at nineteen.  The bylaws provide that its board of directors be split into three classes, Class I, Class II and Class III.  Class I currently has six directors, Class II has seven directors and Class III has six directors.

The following table sets forth the members of each class of the board of directors of Capitol and information furnished by them regarding their age and principal occupation for at least the past five years, as of March 1, 2011.  Except as otherwise disclosed in the biographical information, no director or executive officer is related to any other director or executive officer by blood, marriage or adoption.

Class I Directors with Terms Expiring in 2011*

Lyle W. Miller
Mr. Miller is a vice chairman of Capitol's board of directors.  He is president of L.W. Miller Holding Company. Mr. Miller is 67 years of age and has served as a founding director of Capitol and/or its first bank affiliate since 1982.  Mr. Miller also serves as a member of the board of directors of Amera Mortgage Corporation.

Paul R. Ballard
Mr. Ballard is a retired executive vice president of Capitol and retired president and chief executive officer of Portage Commerce Bank, Capitol's second bank affiliate.  Mr. Ballard has been a director of Capitol since 1990.  Mr. Ballard is 61 years of age.

Lawrence Connell
Mr. Connell is a vice chairman of Capitol's board of directors and also serves as vice chairman and a principal officer of Capitol's affiliate Michigan Commerce Bank. He most recently served as a consultant to Promontory Financial Group, L.L.C., and has also served as a senior consultant for the U.S. Treasury Department, Office of Technical Assistance, as chairman of the National Credit Union Administration and as bank commissioner for the State of Connecticut.  Mr. Connell is 74 years of age and has served on Capitol's board since April 2010.

Lewis D. Johns
Mr. Johns is the president of Mid-Michigan Investment Company.  Mr. Johns formerly served as a member of the board of directors of Capitol's affiliate, Nevada Community Bancorp Limited, which was merged with and into Capitol.  He has served on the board of directors of Capitol and/or Capitol's first bank affiliate since 1982 as a founding director and is 67 years of age.

Calvin D. Meeusen, CPA
Mr. Meeusen is a certified public accountant.  He served as a member of the board of directors of Grand Haven Bank and Kent Commerce Bank, which merged with certain other affiliates of Capitol in 2009.  Mr. Meeusen currently serves as a member of the board of directors of the merged entity, which was renamed Michigan Commerce Bank following the merger.  He has served as a member of the board of directors of Capitol since January 2011 and is 67 years of age.

Cristin K. Reid
Ms. Reid is the corporate president of Capitol.  She was previously chief operating officer, chief administrative officer, executive vice president, general counsel and has served in other various executive capacities at Capitol since 1997.  Ms. Reid was appointed to Capitol's board of directors in 2001.  She formerly served on the boards of the following affiliates of Capitol: Nevada Community Bancorp Limited, which was merged with and into Capitol; Camelback Community Bank, which was merged with and into Sunrise Bank of Arizona; and Portage Commerce Bank and Ann Arbor Commerce Bank, which were both affiliates of Capitol until they were merged with and into Michigan Commerce Bank in 2009.  She is currently chairman of Capitol's affiliate Capitol National Bank, and the chairman and chief executive officer of Capitol Development Bancorp Limited III, IV, V, VI, VII and VIII.  Ms. Reid is 42 years of age, a daughter of Joseph D. Reid and wife of Brian K. English, Capitol's general counsel.

* Richard Henderson previously served as a director until his resignation in May 2010.  Lawrence Connell was subsequently nominated to serve the remainder of Mr. Henderson's term.

Class II Directors with Terms Expiring in 2012

Michael J. Devine
Mr. Devine is an attorney and was previously a member of the board of directors of Sun Community Bancorp Limited, which was merged with and into Capitol.  Mr. Devine is 69 years of age, has served as a director of Capitol since 2002 and has served as a director and/or chairman of several of Capitol's bank affiliates.   Additionally, he currently serves as chief of the Special Assets Group of Michigan Commerce Bank, an affiliate of Capitol.

Gary A. Falkenberg, D.O.
Dr. Falkenberg is a retired doctor of osteopathic medicine.  Dr. Falkenberg was a founding director of Capitol and has served as a director of Capitol and/or its first bank affiliate since 1982.  Dr. Falkenberg is 72 years of age.

Joel I. Ferguson
Mr. Ferguson is chairman of Ferguson Development, L.L.C. and a director of Maxco, Inc.  Mr. Ferguson formerly served as a member of the board of directors of Capitol's affiliate, Nevada Community Bancorp Limited, which was merged with and into Capitol.  Mr. Ferguson joined the board of directors of Capitol and/or its first bank affiliate in 1982 as a founding director.  Mr. Ferguson is 72 years of age.

H. Nicholas Genova
Mr. Genova is chairman and chief executive officer of Washtenaw News Company, Inc. and president of H. N. Genova Development Company and Delivery Unlimited.  Mr. Genova previously served on the board of directors of Ann Arbor Commerce Bank, an affiliate of Capitol, until it was merged with certain other affiliates of Capitol and was renamed Michigan Commerce Bank in 2009.  Mr. Genova was elected to Capitol's board in 1992 and is 71 years of age.

Steven L. Maas
Mr. Maas is co-owner of River Valley Title, L.L.C. and an attorney.  He is also president and treasurer of Maas Asset Management, Inc. and a member of T & S Maas Investment Group, L.L.C.  He formerly served as a member of the board of directors of Grand Haven Bank and Portage Commerce Bank, which were affiliates of Capitol that were merged with and into Michigan Commerce Bank in 2009.  Mr. Maas also serves on the board of directors of Access BIDCO, L.L.C., of which some of Capitol's banking subsidiaries own a membership interest.  Mr. Maas was elected to the board of Capitol in 2009 and is 52 years of age.

Myrl D. Nofziger
Mr. Nofziger is president of Hoogenboom Nofziger and previously served as a member of the board of directors of Capitol's affiliate, Indiana Community Bancorp Limited, which was merged with and into Capitol.  Mr. Nofziger was elected to the board of Capitol in 2003 and is 71 years of age.

David O'Leary
Mr. O'Leary is the secretary of Capitol.  He is chairman of O'Leary Paint Company.  Mr. O'Leary was a founding director of Capitol and has served as a director of Capitol and/or its first bank affiliate since 1982 and is 80 years of age.  He formerly served on the board of directors of Capitol's affiliate, First California Northern Bancorp, which was merged with and into Capitol.

Class III Directors with Terms Expiring in 2013

Joseph D. Reid
Mr. Reid is the chairman, chief executive officer and founder of Capitol. He served as chairman and chief executive officer of Sun Community Bancorp Limited, which was merged with and into Capitol.  Mr. Reid also serves as the chairman of Michigan Commerce Bank, an affiliate of Capitol.  He has served as a director of Capitol and/or its first bank affiliate since inception in 1982.  Mr. Reid is 68 years of age.

David L. Becker
Mr. Becker is the retired founder of Becker Insurance Agency, P.C.  Mr. Becker was elected to the board of Capitol in 1990 and served as a charter member of the board of directors of Portage Commerce Bank, an affiliate of Capitol, until it merged with and into Michigan Commerce Bank in 2009.  Mr. Becker is 75 years of age.

James C. Epolito
Mr. Epolito currently serves as managing director of Health Management Associates.  He previously served as president of Delta Dental of Michigan from April 2009 until January 2010, and as president and chief executive officer of the Michigan Economic Development Corporation from 2005 to 2009.  Prior to 2005, he served as president and chief executive officer of the Accident Fund Company.  Mr. Epolito was elected to Capitol's board in 1999 and is 56 years of age.

Kathleen A. Gaskin
Ms. Gaskin is a retired real estate associate broker.  She was with the firm of Tomie Raines, Inc. from 1992 to 2009, and was a realtor and associate broker from 1968 to 2009.  Ms. Gaskin has been a member of the board of directors of Capitol and/or its first bank affiliate since 1982 as a founding director.  Ms. Gaskin is 69 years of age.

Michael L. Kasten
Mr. Kasten is a vice chairman of Capitol's board of directors.  He is managing partner of Kasten Investments, L.L.C.  He was formerly vice chairman and director of Sun Community Bancorp Limited, which was merged with and into Capitol, and currently serves as director, chairman and/or vice chairman of several of Capitol's affiliates.  Mr. Kasten is 65 years of age and has served as a director since 1990.

Ronald K. Sable
Mr. Sable is president of Concord Solutions Ltd.  Mr. Sable previously served on the board of several of Capitol's affiliate banks.  He also serves as a member of the board of directors of Paragon Space Development Corp.  Mr. Sable was elected to the board of directors of Capitol in 2002 and is 69 years of age.

There are no arrangements or understandings between any of Capitol's directors or executive officers and any other person pursuant to which that director or executive officer was nominated or elected as a director or an executive officer of Capitol or any of its subsidiaries.

No director or executive officer of Capitol is a party to any material legal proceedings or has a material interest in any such legal proceedings that is or may be adverse to Capitol or any of its subsidiaries.

Audit Committee

Capitol's bylaws, as amended and restated, provide that its board of directors may delegate responsibility to committees.  During 2010, Capitol's board of directors had a separately designated standing Audit Committee.  Following is a list of the membership of the Audit Committee, as well as its primary functions:

Audit Committee 1		Primary Functions

Steven L. Maas2 David L. Becker Gary A. Falkenberg, D.O. Richard A. Henderson, CPA2 Calvin D. Meeusen, CPA3	•	review the qualifications, independence and performance of Capitol's independent registered public accounting firm (its independent auditors) and appoint the independent auditors
	•	review general policies and procedures with respect to accounting and financial matters and internal controls
	•	review and approve the cost and types of audit and non-audit services performed by the independent auditors
	•	meet with independent auditors not less than once a year without Capitol's personnel to discuss internal controls, accuracy and completeness of the financial statements and other related matters
	•	review the scope and budget of the audits of Capitol's consolidated financial statements
	•	notify the board of major problems or deficiencies discovered
	•	review and reassess the adequacy of its charter annually and recommend any proposed changes to the board for approval

1.
The members of the Audit Committee meet the standards of independence for audit committee members required by the Securities and Exchange Commission ("SEC") rules and as defined by New York Stock Exchange ("NYSE") governance standards, which Capitol continues to use to determine the independence of members of its board of directors although Capitol's securities are no longer listed on the NYSE.  All members of the Audit Committee must be financially literate and at least one member of the Audit Committee must have accounting or related financial management expertise.

2.	Mr. Henderson resigned from Capitol's board of directors in May 2010. Following Mr. Henderson's resignation, Mr. Maas was appointed acting chairman of the Audit Committee.
3.
Calvin D. Meeusen became a member of the Audit Committee in January 2011 upon his appointment as a director of Capitol.  Mr. Meeusen is Capitol's "audit committee financial expert" for purposes of compliance with Item 407(d)(5) of Regulation S-K promulgated by the SEC.  The identification of a person as an audit committee financial expert does not impose any duties, obligations or liabilities that are greater than those imposed on such person as a member of either the Audit Committee or the board in the absence of such identification.  Moreover, the identification of a person as an audit committee financial expert, for purposes of the regulations of the SEC, does not affect the duties, obligations or liability of any other member of the Audit Committee or the board.  Finally, a person who is determined to be an audit committee financial expert will not be deemed an "expert" for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933.

[The remainder of this page intentionally left blank]

Corporate Governance

Nominations for Directors

Capitol's Nominating and Governance Committee will consider nominees for director that are recommended by shareholders.  A shareholder wishing to recommend a director candidate for consideration by the Nominating and Governance Committee should send such recommendation to the Secretary of Capitol at Capitol Bancorp Limited, Capitol Bancorp Center, 200 N. Washington Square, Lansing, MI 48933, who will then forward it to the Nominating and Governance Committee.  Any such recommendation should include a description of the candidate's qualifications for board service, the candidate's written consent to be considered for nomination and to serve if nominated and elected, addresses and telephone numbers for contacting the shareholder and the candidate for more information and any other information concerning such candidate that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  A shareholder who wishes to nominate an individual as a director candidate at the annual meeting of shareholders rather than recommend the individual to the Nominating and Governance Committee as a nominee must comply with the advance notice requirements set forth in Capitol's bylaws, as amended.  The Nominating and Governance Committee will evaluate shareholder-recommended director candidates in the same manner it evaluates director candidates identified by other means.

The board of directors and the Nominating and Governance Committee periodically review the size of the board of directors.  In considering candidates for the board of directors, the Nominating and Governance Committee first considers the evolving needs of the board and searches for candidates that fill any current or anticipated future need.  The Nominating and Governance Committee then considers the entirety of each candidate's credentials and does not have any specific minimum qualifications that must be met by a nominee recommended by the Nominating and Governance Committee.  Each individual is evaluated in the context of the board as a whole, with the objective of recommending a group that can best serve Capitol's business and represent shareholder interests through the exercise of sound judgment using its diversity of experience.

The Nominating and Governance Committee considers the specific qualities and skills of each candidate and is guided by the following basic selection criteria for all nominees: independence; highest character and integrity; experience and understanding of strategy and policy-setting; financial acumen or other professional, educational or business experience relevant to an understanding of Capitol's business; technical expertise, experience or specialized skills relevant to Capitol's business that will add specific value as a board member; reputation for working constructively with others; ability to represent the interests of Capitol's shareholders, the communities it serves and its employees; and sufficient time to devote to board matters.  The Nominating and Governance Committee also gives consideration to diversity, experience and specialized expertise in the context of the needs of the board of directors as a whole, including leadership positions in public companies, nonpublic business enterprises, or not-for-profit, professional or educational organizations.  The Nominating and Governance Committee does not have a formal policy with respect to diversity; however, the board and the Nominating and Governance Committee believe that it is essential that the board members represent diverse viewpoints.  The Nominating and Governance Committee's nomination process is designed to ensure that the Committee fulfills its responsibility to recommend candidates that are properly qualified to serve Capitol for the benefit of all of its shareholders.

Director Qualifications

In addition to independence, leadership and a high standard of integrity, the board believes that its members should encompass the right diversity, mix of characteristics and skills for the optimal functioning of the board in its oversight of Capitol.  The board believes it should be comprised of individuals with skills in areas such as organizational leadership and strategic planning, finance and insurance, banking, entrepreneurship, compliance and audit, legal, real estate, accounting, government and governmental relationships and information technology.

When considering whether directors and nominees have the experience, qualifications and skills to enable the board to satisfy its oversight responsibilities effectively and provide the board with experience in a wide variety of areas, the Nominating and Governance Committee focused primarily on the information discussed in each director's individual biographies set forth on pages 45 through 47 of this Form 10-K.  Set forth below are the conclusions reached by the board with regard to its directors.

All of the members of the board possess management expertise through their leadership positions.  With regard to Mr. Reid, the board considered the many years of leadership experience that he has with Capitol, which the board believes provides him with unique insights into Capitol's challenges, as well as intimate knowledge of its operations, and best positions him to lead Capitol in its day-to-day operations as well as in its strategic planning.  As corporate president of Capitol, Ms. Reid is best positioned to provide knowledge of the day-to-day administration of Capitol.

Experience in the financial industry is exhibited by Messrs. Ballard, Becker, Epolito, Ferguson, Kasten, Miller and Reid, and Ms. Reid.  Mr. Ballard served as president, chief executive officer and as a member of the board of directors of Portage Commerce Bank from its inception in 1988 until 2009 when it merged with and into Michigan Commerce Bank and this experience provides him with insight into Capitol's affiliate bank operations.  With regard to Mr. Becker, the board considered Mr. Becker's experience as founder of Becker Insurance Agency and 24 years of experience managing that insurance agency.  Mr. Devine has over 20 years of service on the boards of directors of various affiliates of Capitol, several from the formation stages and in the capacity of chairman.  Mr. Epolito has significant business experience in the insurance industry, and Mr. Ferguson formerly served on the board of directors of Freddie Mac.  Mr. Kasten has over 20 years experience on the boards of directors of various affiliate banks of Capitol, several of which he served as chairman.  Mr. Miller has experience in the financial services industry, with 10 years experience in various areas of banking.  Mr. Reid served as a member of the board of directors of Fincor Holdings, Inc. and Access BIDCO, L.L.C., and Ms. Reid previously served as an officer and director of Access BIDCO, L.L.C., in which some of Capitol's banking subsidiaries have an ownership interest.

Mr. Connell has significant regulatory experience which is instrumental in providing guidance to Capitol's board of directors.  Additionally, he has extensive experience in financial and asset management matters.

Capitol's board of directors also considered the service on various bank affiliates' boards and committees with regard to Messrs. Ballard, Becker, Devine, Ferguson, Genova, Johns, Kasten, Maas, Meeusen, Nofziger, O'Leary, Reid and Sable and Ms. Reid, many of whom served as founding members and chairmen.  Their extensive knowledge of banking matters is integral to an understanding of the role of community banks.

The board of directors considered the strong entrepreneurial background brought by Messrs. Becker, Epolito, Genova, Kasten, Maas, Meeusen, Miller, Nofziger and O'Leary from the operation of their respective business enterprises as such expertise is valuable to Capitol's structure and operations.  Mr. Epolito has experience in the areas of employee compensation and management processes and evaluation.  The board considered Mr. Genova's operation of a news company as chairman and chief executive officer, as well as the management experience that Mr. Maas has through the operation of his asset management firm and several other enterprises.  The board considered the business leadership experience of Mr. O'Leary, who has spent over 47 years as a corporate officer of a successful paint company, in addition to his years of service as corporate secretary and a director of Capitol.

With regard to Dr. Falkenberg, the board considered his experience in the establishment and operation of a medical professional corporation for 37 years, the founding and operation of a medical imaging company and establishment of a medical residency teaching program, in addition to extensive compliance and audit responsibilities in those roles.

The board considered the extensive legal background of Messrs. Devine and Maas and Ms. Reid.  Additionally, Mr. Reid has significant legal expertise, with over 20 years served as a trial attorney prior to forming Capitol.

Messrs. Ferguson and Johns both have substantial experience in the field of real estate development, and Mr. Ferguson also has significant community involvement and leadership, especially due to his past appointment with the Lansing City Council and current role as chair of the board of trustees of Michigan State University.  Ms. Gaskin brings her expertise of the real estate industry and extensive community involvement, including prior service as president of the Rotary Club of Lansing.

With regard to Mr. Meeusen, the board considered his significant experience, expertise and background with regard to accounting matters as a certified public accountant, which includes his status as Capitol's audit committee financial expert under SEC guidelines.

The board considered the strategic planning experience, as well as the expertise of government and government relationships of Mr. Sable through his service with the U.S. government and extensive financial and business education.  Mr. Ferguson also provides experience on government relationships.

Both Mr. Epolito and Mr. Sable have experience in the area of information technology.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules and regulations promulgated by the SEC require periodic reporting of the beneficial ownership of and transactions involving Capitol's securities relating to directors, officers and beneficial owners of 10% or more of Capitol's securities.  Under those rules and regulations, it is required that certain acquisitions and divestitures of Capitol's securities be disclosed via reports filed within prescribed time limits.  Based on Capitol's review of filings made during the year ended December 31, 2010, there were no transactions completed which were not reported timely pursuant to the filing requirements.

[The remainder of this page intentionally left blank]

Director Compensation

The following table sets forth compensation paid to Capitol's nonemployee directors in 2010.  Directors who are employees receive no additional compensation for serving on the board or its committees and are omitted from this table.

Nonemployee Director Compensation in 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)(2)		Total ($)
Paul R. Ballard(3)	$74,464	--	$15,000	(8)	$238,500	(9)	$327,964
David L. Becker	14,000	--	15,000	(10)	3,000		32,000
Michael J. Devine	14,500	--	15,000	(11)	3,500		33,000
James C. Epolito	7,500	--	15,000	(12)	2,500		25,000
Gary A. Falkenberg	11,500	--	15,000	(13)	3,500		30,000
Joel I. Ferguson	17,000	--	15,000	(14)	3,000		35,000
Kathleen A. Gaskin	11,000	--	15,000	(15)	10,500		36,500
H. Nicholas Genova	9,000	--	15,000	(16)	3,500		27,500
Richard A. Henderson(4)	8,000	--	15,000		500		23,500
Lewis D. Johns	20,500	--	15,000	(17)	3,500		39,000
Michael L. Kasten(5)	153,000	--	15,000	(18)	14,000		182,000
Steven L. Maas	17,500	--	15,000	(19)	3,500		36,000
Calvin D. Meeusen(3)	31,750	--	-0-		500		32,250
Lyle W. Miller(6)	71,500	--	15,000	(20)	3,500		90,000
Myrl D. Nofziger(3)	19,150	--	15,000	(21)	10,500		44,650
David O'Leary(7)	45,500	--	15,000	(22)	3,000		63,500
Ronald K. Sable(3)	15,530	--	15,000	(23)	9,000		39,530

(1)
Capitol's nonemployee directors received a $15,000 retainer in the form of stock options for service in 2010.   All stock options issued to directors in 2010 were issued under the 2007 Incentive Plan.  The amounts in this column reflect the aggregate grant date fair value of restricted stock and option awards reported in these columns computed in accordance with Accounting Standards Codification Topic 718.  For a discussion of the assumptions made in the calculation of the option awards reported in this column, see Note K of the Notes to Consolidated Financial Statements in the Financial Information section of Capitol's 2010 Annual Report, which is incorporated herein by reference.

(2)
All nonemployee directors receive a travel allowance per board meeting attended.  Nonemployee directors are responsible for payment of their own travel accommodations and do not receive reimbursement for such costs.

(3)	Compensation in 2010 included board fees for service on the board of directors of affiliate(s) of Capitol in 2010.
(4)	Mr. Henderson resigned from the board of directors in May 2010.
(5)	Mr. Kasten's compensation in 2010 included fees for service on various boards of directors of affiliates of Capitol in 2010 as well as a fee of $80,000 for his service as vice chairman of Capitol.
(6)	Mr. Miller's compensation included a fee of $50,000 for his service as vice chairman of Capitol in 2010.
(7)	Mr. O'Leary's compensation included a fee of $25,000 for his service as secretary of Capitol.
(8)	As of December 31, 2010, Mr. Ballard had 23,661 stock options outstanding, all of which are vested.
(9)
Mr. Ballard received $235,000 in payment for a retirement benefit established under an Executive Supplemental Income agreement entered into in January 1991.  He formerly served as president for an affiliate of Capitol.

(10)	As of December 31, 2010, Mr. Becker had 22,229 stock options outstanding, all of which are vested.
(11)	As of December 31, 2010, Mr. Devine had 23,662 stock options outstanding, all of which are vested.
(12)	As of December 31, 2010, Mr. Epolito had 22,962 stock options outstanding, all of which are vested.
(13)	As of December 31, 2010, Dr. Falkenberg had 22,962 stock options outstanding, all of which are vested.
(14)	As of December 31, 2010, Mr. Ferguson had 21,314 stock options outstanding, all of which are vested.
(15)	As of December 31, 2010, Ms. Gaskin had 22,962 stock options outstanding, all of which are vested.
(16)	As of December 31, 2010, Mr. Genova had 22,229 stock options outstanding, all of which are vested.
(17)	As of December 31, 2010, Mr. Johns had 23,056 stock options outstanding, all of which are vested.
(18)	As of December 31, 2010, Mr. Kasten had 23,769 stock options outstanding, all of which are vested.
(19)	As of December 31, 2010, Mr. Maas had 15,883 stock options outstanding, all of which are vested.
(20)	As of December 31, 2010, Mr. Miller had 23,056 stock options outstanding, all of which are vested.
(21)	As of December 31, 2010, Mr. Nofziger had 22,229 stock options outstanding, all of which are vested.
(22)	As of December 31, 2010, Mr. O'Leary had 23,097 stock options outstanding, all of which are vested.
(23)	As of December 31, 2010, Mr. Sable had 22,229 stock options outstanding, all of which are vested.

Cash Compensation

Capitol provides nonemployee directors the following cash compensation:

•	$1,000 for each board meeting attended in person;
•	$1,000 per committee meeting;
•	$500 per board or committee meeting if participating by phone or electronic means;
•	Chairperson for each committee receives $2,000 per meeting; and
•	Travel allowance of $500 for in-state board meetings and $1,500 for out-of-state board meetings, based on the director's residency.

Stock Compensation

•	Stock options with a value of $15,000 are granted annually as a board fee retainer using a Black-Scholes valuation model.

Corporate Governance Guidelines and Code of Ethics

Capitol's board of directors is committed to good corporate governance and believes that an attentive, performing board is most appropriate for Capitol.  With that commitment, during the past year the board has reviewed Capitol's corporate governance policies and practices and has assured itself Capitol is adhering to the rules of the SEC. In addition, the board has implemented other corporate governance practices and procedures on a best-practices basis.

Capitol has adopted a Code of Ethics that applies to its senior financial officers, including its principal executive officer and its principal financial officer.  Capitol's other corporate governance documents, including its Code of Ethics, corporate governance guidelines, charters of committees of the board and other important policies, are available on its website at www.capitolbancorp.com.  Each of these is also available in print to any shareholder, without charge, upon request to the Secretary of Capitol at Capitol Bancorp Center, 200 N. Washington Square, Lansing, MI 48933.  As permitted by SEC rules, Capitol intends to post on its website any amendment to, or waiver from, any provision in the Code of Ethics that applies to its chief executive officer, chief financial officer, controller or persons performing similar functions, and that relates to any element of the standards enumerated in the rules of the SEC.

Executive Officers

Capitol's current executive officers are as follows:

Name	Age	Position with Capitol	Officer Since

Joseph D. Reid	68	Chairman of the Board and CEO	1988
Gregory R. Bixby	45	Chief Information Officer	2007
Lawrence Connell	74	Vice Chairman	2010
Brian K. English	45	General Counsel	2001
David D. Fortune	51	Chief Credit Officer	2004
Lee W. Hendrickson	55	Chief Financial Officer	1991
Michael M. Moran	51	Chief of Capital Markets	2000
Cristin K. Reid	42	Corporate President	1997
Todd C. Surline	52	Chief Administrative Officer	2007
Bruce A. Thomas	53	President of Bank Operations	1998
Stephen D. Todd	60	Chief of Bank Performance	2000

For more information with respect to Mr. Connell, Ms. Reid and Mr. Reid, see Class I Directors with Terms Expiring in 2011 and Class III Directors with Terms Expiring in 2013.

Gregory R. Bixby – Mr. Bixby became Capitol's Chief Information Officer in January 2007.  Prior to that time, he was Chief Information Officer for Republic Bancorp, Inc.

Brian K. English – Mr. English has served in his current capacity as General Counsel since 2001.

David D. Fortune – Mr. Fortune has served as Chief Credit Officer for Capitol since 2004.  Prior to that time, he was a Senior Vice President/Credit Administration for Capitol.

Lee W. Hendrickson – Mr. Hendrickson has served as the Chief Financial Officer for Capitol since 1991.

Michael M. Moran – Mr. Moran joined Capitol in 2000 as the Executive Vice President of Corporate Development and currently serves as Chief of Capital Markets.

Todd C. Surline – Mr. Surline joined Capitol in 2007 as Chief of Human Capital Management.  He previously served as Vice President of Human Resources of Michigan State University Federal Credit Union.  He currently serves as Chief Administrative Officer.

Bruce A. Thomas – Mr. Thomas joined Capitol in 1998 as Senior Vice President of Risk Management.  He has also served as Chief Operating Officer and President of the Eastern Regions, and currently serves as President of Bank Operations.  Effective December 2010, Mr. Thomas also began serving as acting interim president of Capitol's largest banking subsidiary, Michigan Commerce Bank.

Stephen D. Todd – Mr. Todd joined Capitol in 2000 as Director of Bank Performance, and has also served as President of the Southwest Region and Chief of Bank Financial Analysis of Capitol.  He currently serves as Chief of Bank Performance.

[The remainder of this page intentionally left blank]

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

In the paragraphs that follow, Capitol provides an overview and analysis of its compensation programs and policies, material compensation decisions Capitol has made under those programs and policies with respect to Capitol's named executive officers (the "Named Executive Officers"), and the material factors that Capitol considered in making those decisions will be provided. Under the heading, "Executive Compensation," is a series of tables containing specific information about the compensation earned by or paid in 2010 to the following individuals:

•  Joseph D. Reid, Chairman and CEO;
•  Lee W. Hendrickson, Chief Financial Officer;
•  Lawrence Connell, Vice Chairman, Vice Chairman and a Principal Officer of Michigan Commerce Bank;
•  Cristin K. Reid, Corporate President; and
•  Bruce A. Thomas, President of Bank Operations.

Overview

Like many companies, especially in the financial services sector, the adverse economic conditions over the last few years resulted in significant losses from operations for Capitol and a significant decline in Capitol's financial position and value of its publicly-traded securities.  These factors are reflected in the decreased compensation of Capitol's Named Executive Officers because Capitol's compensation program is designed to align a significant portion of compensation with the performance of Capitol and the interests of Capitol's shareholders.  Changes that have resulted include:

•	In 2009, a new design for Capitol's annual cash incentive plan was approved, with emphasis on an expanded list of performance metrics.
•
No bonuses under Capitol's Management Incentive Plan were paid to any Named Executive Officers in 2010 or 2009 because in late 2008 Capitol's Compensation Committee made a determination that none of the Named Executive Officers would be eligible to participate in the Management Incentive Plan based on results of operations.

•	No salary increases for Named Executive Officers were approved for 2010 or 2009.
•	Effective March 31, 2011, Joseph D. Reid elected to reduce his base salary compensation by 25%, which followed reductions of 20% on October 1, 2009 and 10% effective January 1, 2009.
•	On January 1, 2009, all Named Executive Officers requested a voluntary 10% salary reduction.
•
The value of unexercised stock options held by the Named Executive Officers decreased dramatically. As of December 31, 2010, 2009 and 2008, there were no in-the-money outstanding vested or unvested stock options held by the Named Executive Officers, compared to aggregate value of $636,786 for the Named Executive Officers at year-end 2007.

Objectives of the Compensation Program

Capitol's compensation program is administered by Capitol's Compensation Committee (the "Compensation Committee").  The objectives of the program are to:

•	Reward current performance;
•	Motivate future performance;
•	Encourage teamwork;
•	Remain competitive as compared to the external marketplace;
•	Maintain a position of internal equity;
•	Effectively retain Capitol's executive management team;
•	Increase shareholder value by strategically aligning executive management and shareholder interests; and
•	Reward effective risk mitigation.

Elements of the Compensation Program

To ensure achievement of the program objectives, compensation is provided to the Named Executive Officers in the following elements:

•  Base Pay;
•  Annual Incentive Pay;
•  Long-Term Incentive Pay; and
•  Perquisites and Other Personal Benefits.

The purpose, design and determination of amounts and 2010 pay decisions are described below.

Design of the Total Compensation Program

Prior to changes made to the design of the program in late 2009, Capitol did not attempt to set each compensation element for each executive within a particular range related to levels provided by industry peers.  Instead, the Compensation Committee used market comparisons as one factor in making compensation decisions.  The principal factors considered when making individual executive compensation decisions included:

•  Individual contribution and performance;
•  Reporting structure;
•  Internal pay relationship;
•  Complexity and importance of role and responsibilities;
•  Leadership and growth potential;
•  Experience;
•  Strategic importance; and
•  Technical implications such as tax, accounting and shareholder dilution.

The Compensation Committee does not assign a specific weighting to these factors and may exercise its discretion when making compensation decisions for the Named Executive Officers.

When reviewing the components of the compensation program, the Compensation Committee, together with Capitol's internal director of its human resources department, works to ensure the total compensation package is competitive with the external marketplace and remains balanced from an internal equity standpoint.  However, it is the total compensation package that should be competitive, and not necessarily on the basis of individual elements.

The Compensation Committee does not maintain a stated policy with regard to cash versus noncash compensation.  However, the allocation of cash and noncash compensation for each of the Named Executive Officers is reviewed annually.

In general, the Compensation Committee does not take into account amounts realizable from prior compensation when making future pay decisions.  However, grant date amounts and values are considered, particularly when establishing long-term incentive award grants.  The Compensation Committee reviews a total compensation tally sheet for Mr. Reid annually.  The tally sheet is used to inform the Compensation Committee of Mr. Reid's total compensation and accumulated value from Capitol's equity plan.

In light of the extreme volatility in the U.S. financial markets in 2010 and general public concern over executive compensation among financial institutions, Capitol took the additional measure of meeting with certain senior officers of Capitol to discuss the risk profile of its total executive compensation program for the Named Executive Officers.  The Compensation Committee concluded that the total compensation program, which balances fixed compensation (base pay and retirement benefits) and various forms of shorter and longer term incentive pay (annual cash bonus and equity compensation) is appropriate and does not encourage the Named Executive Officers to take excessive or unnecessary risks.

Benchmarking and Peer Companies

Under the direction of the Compensation Committee, beginning in late 2009, Capitol began benchmarking base pay, annual incentive pay and long-term incentive pay for the purposes of compensation to be paid to Capitol's executive officers in future periods as an additional factor to be considered in the determination of compensation.  Prior to 2009, the Compensation Committee did not attempt to set each compensation element for each executive within a particular range related to levels provided by industry peers.

The Compensation Committee believes that the external market should be defined as peer companies in the banking industry of a similar asset size, geographic diversity and complexity similar to Capitol.  Notwithstanding the external market factors, the Compensation Committee recognizes that because of Capitol's unique structure (numerous individual financial institutions within Capitol's organization), operating philosophy and national geographic footprint, finding a comparable peer group is difficult, as the Compensation Committee has not been able to identify any financial institution or group of financial institutions whose structure is as complex as Capitol's.  For example, institutions of a similar asset size to Capitol's may have an executive handle certain duties that would be impossible for one officer to handle within Capitol's more complex structure.

For 2011, the Compensation Committee identified two reference groups of peer financial companies that it will use for purposes of benchmarking its compensation practices. These include a group of 15 similarly-sized regional banks and a group of 15 institutions that have operations in more than five states or institutions with multiple banking affiliates.  The reference group of similarly-sized banks included banks with total assets between $1 billion and $12.5 billion at December 31, 2010, compared to $3.5 billion of assets for Capitol as of such date.

Select Bank Peer Group With Assets Between $1 Billion - $12.5 Billion Reference Group (state)	Institutions With Operations in More Than Five States or Multiple Affiliates Reference Group (state)

Citizens Republic Bancorp, Inc. (MI)	Synovus Financial Corp. (GA)
National Penn Bancshares (PA)	BOK Financial Corporation (OK)
Umpqua Holdings Corp. (OR)	Commerce Bancshares, Inc. (MO)
Sterling Bancshares, Inc. (TX)	TCF Financial Corporation (MN)
S&T Bancorp, Inc. (PA)	Fulton Financial Corporation (PA)
First Busey Corporation (IL)	East West Bancorp, Inc. (CA)
Wilshire Bancorp, Inc. (CA)	Wintrust Financial Corporation (IL)
First State Bancorporation (NM)	PrivateBancorp, Inc. (IL)
Old Second Bancorp, Inc. (IL)	Cathay General Bancorp (CA)
West Coast Bancorp (OR)	Whitney Holding Corporation (LA)
CoBiz Inc. (CO)	UMB Financial Corporation (MO)
Enterprise Financial Services Corp (MO)	United Bankshares, Inc. (WV)
Guaranty Bancorp (CO)	First Financial Bancorp. (OH)
Mercantile Bank Corporation (MI)	IBERIABANK Corporation (LA)
Macatawa Bank Corporation (MI)	Cadence Financial Corporation (MS)

Additionally, market data was collected from multiple published survey sources representing national financial institutions of an asset size, geographic diversity and complexity similar to Capitol. The Compensation Committee believes that the combination of peer company data and survey data reflects Capitol's external market for business and executive talent. Accordingly, in 2009, the Compensation Committee began to use both of these sources when comparing Capitol's executive compensation to the external market. The Compensation Committee does not utilize any stated weighting of external market data with which to benchmark compensation levels of the Named Executive Officers. Instead, the Compensation Committee evaluates the market data along with the other factors listed previously to determine the appropriate compensation levels of the Named Executive Officers on an individual basis.  The Compensation Committee uses these sources of market data to ensure that the compensation being paid by Capitol is competitive with those of its peer companies.

The Compensation Committee maintains flexibility to deviate from market-median practices for individual circumstances, including qualifications, experience and responsibilities. The Compensation Committee also considers an internal review of the executive's compensation relative to other executive officers and the individual performance of the executive in establishing the base salary as well as the increased duties taken on by Capitol's executive officers during these difficult economic times.

Base Pay

Base pay is an important element of executive compensation because it provides executives with a stable level of monthly income. Internal and external equity, performance, experience and other factors are considered when establishing base salaries.  Base pay is not directly related to Capitol's operating performance.

Capitol pays its executive officers a base salary as fixed compensation for their time, efforts and commitments throughout the year.  To aid in attracting and retaining qualified executive officers, the Compensation Committee seeks to keep base salaries competitive. In determining the appropriate base pay, the Compensation Committee also considers, among other factors, the nature and responsibility of the position.  Additionally, executives are evaluated on certain core competencies that are used to evaluate all of Capitol's staff members, such as championing change and improvement, delivering high quality client service, listening and communication abilities and participating as a team player.

The Compensation Committee does not utilize a mathematical formula in which these factors or their interrelationships are quantified and weighted (either in general, or with respect to any individual executive).  During a particular year, one factor or group of factors may play (but does not necessarily play) a more significant role in the determination of an executive's base salary than in other years, based on the Compensation Committee's judgment and discretion.  An executive's individual performance may be assessed based upon any of his or her demonstrated leadership skills, accomplishment of objectives, business unit or functional accountabilities and personal contributions.  A broad range of factors relevant to each of these areas, generally qualitative in nature, may be considered in this assessment.  The Compensation Committee's judgments regarding base salaries are also strongly influenced by the judgments and recommendations of the chief executive officer with respect to the Named Executive Officers other than himself and Cristin K. Reid for which base salary is determined by the Compensation Committee.

The Compensation Committee does not assign a specific weighting to these factors when making compensation decisions.  Base salary changes are generally approved in November of each year and are effective January 1st of the following year.  No specific weighting is targeted for base salaries as a percentage of total compensation.  The Compensation Committee reviews base salaries annually and, beginning in 2010, targets salary compensation at or near the 50th – 75th percentile of the peer group, but maintains flexibility to deviate from market-median practices for individual circumstances, including qualifications, experience and responsibilities.  The Compensation Committee also considers an internal review of the executive's compensation relative to other executive officers and the individual performance of the executive in establishing the base salary.

Effective March 31, 2011, Joseph D. Reid elected to reduce his base salary compensation by 25%, which followed reductions of 20% on October 1, 2009 and 10% effective January 1, 2009.  During their Fall 2010 meeting, the Compensation Committee approved base pay for Mr. Reid and the other Named Executive Officers. No increases were made to any of the Named Executive Officers' base pay in 2010.  The Compensation Committee observed that the base pay levels for all of the Named Executive Officers approximated the 50th percentile of external market data.

Due to the continuing adverse economic conditions and the challenges facing the financial services industry, no base pay increases were approved for 2009, 2010 or 2011, and most of Capitol's senior management group agreed to a voluntary 10% salary reduction effective January 2009, including the Named Executive Officers.  The 2008, 2009 and 2010 years were extremely challenging for Capitol and the financial services industry, as reflected in the adverse operating performance of Capitol and many other banks across the country, and the extraordinary measures being taken by the federal government to aid companies in the banking industry.

Base pay levels as approved by the Compensation Committee remained effective January 1, 2011. Base pay levels are set forth in the Summary Compensation Table.  Mr. Reid makes recommendations on the pay levels of his direct reports for the Compensation Committee's review and approval (with the exception of Brian K. English and Cristin K. Reid, which are set by the Compensation Committee in its sole discretion).  Mr. Reid does not make recommendations to the Compensation Committee on his own compensation level (other than the previously-discussed voluntary base pay reductions requested by Mr. Reid).  The Compensation Committee, in executive session and without members of Capitol's management present, determines the pay levels for Mr. Reid, to be subsequently ratified by its board of directors.

Annual Incentive Pay

Annual incentive pay is provided to the Named Executive Officers to recognize achievement of financial targets, both on the overall corporate level and the individual level, and is paid in accordance with the quantitative and qualitative terms of the Capitol Bancorp Ltd. Management Incentive Plan (the "MIP") which was approved by Capitol's shareholders at the 2003 Annual Meeting of Shareholders.  In establishing the performance goals under the MIP, the Compensation Committee may utilize the following quantitative and qualitative factors:

•	earnings per share;
•	return measures (including, but not limited to, return on assets, equity or sales);
•	net income (before or after taxes), cash flow (including, but not limited to, operating cash flow and free cash flow);
•	cash flow return on investments, which equals net cash flow divided by stockholders' equity;
•	earnings before or after taxes, interest, depreciation and/or amortization;
•	internal rate of return or increase in net present value;
•	gross revenues;
•	gross margins;
•	share price (including, but not limited to, growth measures and total shareholder return).

The MIP provides the Compensation Committee the latitude to establish primarily cash-based incentive compensation programs to promote high performance and achievement of corporate goals by officers, encourage shareholder value and allow officers to participate in the long-term prospects of Capitol.  Under the MIP, the Compensation Committee may elect to approve awards in the form of shares of Capitol's common stock.  In issuing such shares as payment of awards under the MIP, the Compensation Committee may establish any conditions or restrictions it deems appropriate.  No awards were granted or approved under the MIP in 2010.

Annual Bonus of Mr. Reid

Pursuant to the terms and conditions of Mr. Reid's employment agreement, Mr. Reid is eligible to receive an annual cash bonus in an amount equal to 2% of Capitol's net income for the immediately preceding fiscal year upon Capitol's achievement of (i) growth of Capitol's earnings per share equal to or greater than 10% for the immediately preceding fiscal year and (ii) growth of Capitol's total assets, as reflected on Capitol's year-end audited financial statements, equal to or greater than 10% for the immediately preceding fiscal year.

Due to the adverse financial performance and the weakened capital position of Capitol during 2010, the Compensation Committee determined not to pay any Named Executive Officer, including Mr. Reid, any annual bonus.

These decisions were made due to the continuing adverse economic conditions, the challenges facing the financial services industry and Capitol's adverse financial results and are consistent with Capitol's compensation philosophy.  The 2008, 2009 and 2010 years were extremely challenging for Capitol and the financial services industry, as reflected in the adverse operating performance and financial condition of Capitol and many other banks across the country and the extraordinary measures being taken by the federal government to aid companies in the banking industry.

The Compensation Committee approved a target of 2% of 2011 net income (if any) as Mr. Reid's bonus.  To determine the bonus payment amount, if any, the Compensation Committee will base it upon the following qualitative measures approved by the Compensation Committee:

Performance Measure	Description

Operating Results	Provides direction to ensure that Capitol meets its financial goals, both in terms of achieving budgetary results and in its commitment to performance compared to its peers.

Leadership	Leads Capitol, setting a philosophy based on the corporate culture that is well understood, widely supported, consistently applied and effectively implemented.

Strategic Planning
Establishes clear objectives and develops strategic policies to help ensure stability in Capitol's core business and improvement in its financial condition and results of operations. Committed to the utilization of advanced technology applications to support these goals and maintains the long-term interest of Capitol in all actions.

Human Capital Management and Development
Ensures the effective recruitment of a diverse workforce, consistent retention of key employees and the ongoing motivation of staff. Offers personal involvement in the recruiting process and provides feedback.

Communications	Serves as chief spokesperson for Capitol, communicating effectively with all of its constituent stakeholders.

External Relations
Establishes and maintains relationships with the investment community to keep them informed on Capitol's status. Serves in a leadership role in civic, professional and community organizations. Reinforces key customer relationships through market visits and customer contacts, when appropriate.

Board Relations
Works closely with the board of directors to keep them fully informed on all important aspects of the status and future prospects of Capitol. Helps facilitate the board of directors' composition and committee structure, as well as its governance and any regulatory agency relations.

Bonus Plan for the Other Named Executive Officers

The remaining Named Executive Officers are eligible to participate in the MIP and the Capitol Bancorp Limited 2007 Equity Incentive Plan (the "Stock Incentive Plan").  No bonuses under the MIP were paid to any Named Executive Officers due to the performance and capital position of Capitol in 2010.

For 2011, Capitol established the following individual targets as a percentage of 2010 base salary earnings for the Named Executive Officers in the MIP:

Lee W. Hendrickson	20%
Lawrence Connell	0%
Cristin K. Reid	20%
Bruce A. Thomas	20%

The individual targets are not formula driven. For all of the Named Executive Officers in the MIP, the targets are set at the discretion of the chief executive officer and must be approved by the Compensation Committee.  The bonus targets are based on external market data, internal equity considerations and strategic objectives for corporate performance such as Capitol's operational performance, asset growth, asset quality, operating results, return on assets, return on equity, total shareholder return and the effective execution of Capitol's strategic plan.  The targets for a calendar year are reviewed annually at the preceding Fall meeting of the Compensation Committee and altered as deemed appropriate. Payment amounts for the Named Executive Officers, with the exception of the chief executive officer and Ms. Reid, are made based on recommendations of the chief executive officer and approval of the Compensation Committee.  Bonus amounts in excess of or below target may be paid at the discretion of the chief executive officer with the approval of the Compensation Committee. Before the chief executive officer makes recommendations to the Compensation Committee regarding annual bonus payments for the other Named Executive Officers, the chief executive officer discusses these issues with the Compensation Committee.  The Compensation Committee has the discretion to approve, disapprove or alter the recommendations.

Long-Term Incentive Pay

Long-term incentives are awarded to the Named Executive Officers in an effort to align management and shareholder interests, ensure future performance of Capitol, enhance ownership opportunities and to increase shareholder value. Capitol maintains the MIP and the Stock Incentive Plan which was approved by shareholders and authorizes the granting of the following types of awards for executives:

•  Stock Options;
•  Stock Appreciation Rights;
•  Restricted Stock and Restricted Stock Units;
•  Performance Unit and Performance Share Awards;
•  Cash-Based Awards; and
•  Other Stock-Based Awards.

As set forth in the Summary Compensation Table, long-term incentives have been awarded to the Named Executive Officers in the form of stock options and restricted stock. The provisions of such grants are determined by the Compensation Committee taking into account a variety of factors, including grants from prior years, external market data, internal equity considerations, performance, overall share usage, shareholder dilution and cost.

Stock Options

The Company periodically grants stock options to executives.  No stock option grants were made to Named Executive Officers in 2010.  Stock option grants are designed to assist Capitol to:

•	Enhance the focus of executives on the creation of long-term shareholder value as reflected in Capitol's stock price performance;
•	Provide an opportunity for increased ownership by executives; and
•	Maintain competitive levels of total compensation.

Such grants are discretionary by the Compensation Committee, reflecting the position of each executive officer within Capitol and that person's proportionate responsibility for overall corporate performance. The allocation of stock options among executive officers is not based on any measure of Capitol's performance, but is based on a subjective evaluation of individual performance and the scope of the individual's responsibilities.

Option exercise prices are set at the closing price of Capitol's common stock on the date of grant. The Compensation Committee has never granted options with an exercise price that is less than the closing price of Capitol's common stock on the grant date, nor has it granted options that are priced on a date other than the grant date.

Restricted Stock

Shares of restricted stock are granted to the Named Executive Officers to create an immediate link to shareholder interests and enhance ownership opportunities. A restricted stock award of 224,720 shares was granted to Mr. Connell in July 2010.

No other restricted stock awards were granted to Named Executive Officers in 2010.

Stock Ownership Guidelines

Capitol does not currently maintain a formal policy for executive stock ownership requirements. The Compensation Committee believes that the use of restricted stock for the Named Executive Officers serves to reinforce stock ownership and aligns executive and shareholder interests.

While the Compensation Committee believes a significant portion of the Named Executive Officers' total compensation should be linked to Capitol's stock price, no specific weighting is targeted for long-term incentive pay as a percentage of total compensation.

In its review in late 2010, the Compensation Committee observed that long-term incentive awards to Mr. Reid were at approximately the 50th and the 75th percentile of external market data. Long-term incentive awards to the remaining Named Executive Officers were also between the 50th and the 75th percentile of external market data.  The Compensation Committee determined that it was critical to continue to place a strong emphasis on future financial performance and increasing shareholder value, while offering a competitive total rewards package. No long-term awards were granted in 2010 to the Named Executive Officers.

Historically, the Compensation Committee has generally approved and granted long-term incentive awards to the Named Executive Officers and any other designated employees at the Fall meeting or at the hire date of newly designated employees, as applicable.  Capitol maintains no policy, whether official or unofficial, for timing the granting of stock options or other equity-based awards in advance of the release of material nonpublic information.  In 2010, Capitol followed its historical equity grant practice by reviewing whether any grants should be made at its Fall 2010 Compensation Committee meeting.  No long-term incentive awards were made to Named Executive Officers following the review.

Perquisites and Other Personal Benefits

Capitol does not provide significant perquisites or personal benefits to its executive officers.  The Named Executive Officers are provided with an automobile allowance and, in the case of Mr. Reid, the use of an automobile leased by the Corporation.  Additionally, Capitol provided living expenses of $5,000 per month for one year to Mr. Connell, expiring in May 2011.

Long-term incentives to align the interests of Capitol's employees with the shareholders have been implemented through the development of an Employee Stock Ownership Plan (the "ESOP").  The ESOP typically provides annual awards of Capitol's common stock subject to vesting requirements.  All of Capitol's employees, with the exception of the chief executive officer, are eligible to participate in the program after meeting certain length of service and age qualifications.  In response to the financial performance of Capitol, employer contributions to the ESOP were suspended for the third consecutive year in 2010.

Capitol has a 401(k) plan which includes an employer match as a percentage of employees' contributions to the plan.  In response to the financial performance of Capitol, employer matching contributions were suspended for the second consecutive year in 2010.  In January 2011, the ESOP and 401(k) plan were merged to create the Capitol Bancorp Limited Retirement Plan.

In an effort to retain the long-term services of certain of its executives, Capitol has an executive supplemental income program for some of its executives.  Individual agreements call for the payment to the subject employee or designated beneficiary of an annual benefit, or lump sum payment at the employee's or beneficiary's election, which is approximately equal to a percentage of the annual base salary of each employee, when entered into, for a period up to fifteen years in the event of either the employee's retirement or the death of the employee before attaining retirement age.  In the event of a change of control of Capitol (as defined in the agreements), which is not approved by Capitol's board of directors, each employee can retire with full benefits at any time after attaining the age of 55 without approval of the board of directors.  The benefit liabilities under the agreements are covered by insurance contracts funded by Capitol and/or its subsidiaries.  Capitol has entered into executive supplemental income agreements with two individuals listed in the Summary Compensation table, Messrs. Hendrickson and Thomas.

Additionally, Capitol has health insurance and other programs that are usual and customary to encourage retention of Capitol's employees.  Capitol does not maintain a defined-benefit pension plan and does not have any active nonqualified deferred compensation plans.

Role of the Compensation Committee

Consistent with public-company corporate governance standards and as defined by the NYSE, which Capitol uses to determine "independence" among members of its board, its Compensation Committee is composed entirely of independent directors.  No Compensation Committee member participates in any of Capitol's employee compensation programs.  Each year, the Nominating and Governance Committee reviews all direct and indirect relationships that each director has with Capitol and its board of directors subsequently reviews its findings.  The board of directors has determined that none of the Compensation Committee members have any material business relationships with Capitol.

The Compensation Committee has responsibility for establishing, implementing and continually monitoring adherence with Capitol's compensation philosophy.  The Compensation Committee ensures that the total compensation paid to senior management is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to the Named Executive Officers are similar to other executive officers of Capitol.  The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of annual, long-term and strategic goals by Capitol, and which aligns executives' interests with those of the shareholders by rewarding performance above established goals, with the ultimate goal of improving shareholder value.  Specifically, the Compensation Committee seeks to reward performance as measured by financial metrics and successful execution of Capitol's strategic plan.

The Compensation Committee periodically reviews the compensation levels of the board of directors.  In its review, the Compensation Committee looks to ensure that the compensation is fair and reasonably commensurate to the amount of work required both from the individual directors as well as from the board in the aggregate.

The Compensation Committee is responsible for the review and approval of corporate goals and objectives, relevant to the compensation of Capitol's chief executive officer, to evaluate the performance of the chief executive officer in light of the goals and objectives, and determine and approve the chief executive officer's compensation levels based on this evaluation.  Additionally, the Compensation Committee reviews compensation levels for members of Capitol's executive management group.  To achieve these goals and objectives, the Compensation Committee expects to maintain compensation plans that create an executive compensation program that is set at competitive levels of comparable public financial services institutions (to the extent comparable entities may be identified) with comparable performance.  The Compensation Committee makes recommendations to the board of directors with respect to compensation plans and equity-based plans and oversees the administration of the compensation, incentive and equity-based benefit plans of Capitol.  The Compensation Committee periodically reviews director and board committee compensation levels and practices and recommends to the board changes in such compensation levels and practices.

Policy on Internal Revenue Code Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code generally limits the corporate tax deduction to $1,000,000 in a taxable year for compensation paid to each "covered employee" of Capitol, which under Section 162(m) and guidance issued under the section, includes all of the Named Executive Officers unless the compensation is "performance based."

In order to preserve Capitol's tax deduction, the Compensation Committee approved the MIP for "covered employees."  In the event that a "covered employee's" total compensation would exceed the amount deductible under Section 162(m), the MIP allows the Compensation Committee, in its sole discretion, to defer cash components of the "covered employee's" compensation until the plan year after he or she ceases to be a "covered employee" or upon his or her death or disability.

For 2010, no payments were made to the Named Executive Officers under the MIP and no amounts paid to Named Executive Officers were subject to the tax-deduction limitation described above.

Policy on Recovery of Awards

On November 15, 2010, following prior approval by the Compensation Committee of Capitol's board of directors, Capitol's employment agreements with Lee W. Hendrickson, Cristin K. Reid and Bruce A. Thomas were amended and restated in their entirety (the "Amended and Restated Employment Agreements").  The Amended and Restated Employment Agreements, among other things, contain a provision providing for the recoupment of unearned incentive compensation if Capitol's board of directors, or an appropriate committee thereof, determines that any fraud, negligence or intentional misconduct by the Named Executive Officer is a significant contributing factor to Capitol having to restate all or a portion of its consolidated financial statements.  Capitol's board of directors or Compensation Committee may require reimbursement of any bonus or incentive compensation previously paid to the Named Executive Officer.  Except as set forth in the Amended and Restated Employment Agreements, Capitol currently has no written policy with respect to recovery of awards when financial statements are restated.  However, in the event of a restatement, Capitol would recover any awards as required by applicable law.

Economic Uncertainty

The recent economic downturn and its effects on Capitol and the financial system make it difficult for the Compensation Committee to set appropriate enterprise-wide and individual performance criteria for compensation purposes.  Additionally, continued economic volatility, and its effects on Capitol's common stock price, may cause the value of stock options and restricted stock shares or units that Capitol has awarded to its Named Executive Officers to fall below levels that the Compensation Committee deems necessary to provide appropriate performance and retention incentives for such officers.  Accordingly, the Compensation Committee will continue to exercise discretion in determining compensation for Capitol's Named Executive Officers to ensure that Capitol continues to meet its compensation philosophies and objectives.

2010 Compensation Decisions

As described above, due to the continuing adverse economic conditions and the challenges facing the financial services industry, no base pay increases were approved for 2010 or 2011, and most of Capitol's senior management group agreed to a voluntary 10% salary reduction effective January 2009.  The Compensation Committee reviewed and approved the 2009 salary reduction request.  The 2008, 2009 and 2010 calendar years were extremely challenging for Capitol and the financial services industry, as reflected in the adverse operating performance of Capitol and many other banks across the country, and the extraordinary measures being taken by the federal government to aid companies in the banking industry.  The base pay as approved by the Compensation Committee remained effective as of January 1, 2011.

Compensation Committee Report

The Compensation Committee of Capitol has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that it be included in Capitol's Annual Report on Form 10-K for the year ended December 31, 2010.

Compensation Committee
Kathleen A. Gaskin, Chairman
James C. Epolito
Lewis D. Johns

Equity Compensation Plan Information

The following table summarizes information regarding Capitol's equity compensation plans in effect as of December 31, 2010:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders*	1,678,723	$21.73	876,947
Equity compensation plans not approved by security holders(1)	- -	- -	- -
Equity compensation plans resulting from share exchanges	66,879	16.40	- -

Total	1,745,602	$21.53	876,947

(1)	Options issued pursuant to employment agreements with various officers of Capitol and its subsidiaries.

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

[The remainder of this page intentionally left blank]

Summary Compensation

The following table sets forth all compensation paid to the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary($)		Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value ($)	All Other Compensation ($)		Total ($)

Joseph D. Reid	2010	$668,125		—	$9,561	(4)	—	—		N/A	$25,222	(6)	$702,908
Chief Executive Officer and	2009	776,154	(3)	—	28,379	(4)	$143,570	—		N/A	22,293	(7)	970,396
Chairman	2008	900,000		—	99,996	(4)	—	$100,000	(5)	N/A	55,114	(8)	1,155,110

Lee W. Hendrickson	2010	402,948	(9)	—	17,824	(10)	—	—		$31,571	11,799	(11)	464,142
Chief Financial Officer	2009	383,760		—	17,824	(10)	68,020	—		29,232	11,920	(12)	510,756
	2008	426,400		—	17,824	(10)	—	—		27,067	18,400	(13)	489,691

Lawrence Connell	2010	461,539		—	400,002	(14)	—	—		N/A	40,000	(15)	901,541
Vice Chairman	2009	—		—	—		—	—		N/A	—		—
Michigan Commerce Bank	2008	—		—	—		—	—		N/A	—		—

Cristin K. Reid	2010	387,450	(9)	—	17,824	(10)	—	—		N/A	11,786	(16)	417,060
Corporate President	2009	369,000		—	17,824	(10)	65,403	—		N/A	11,677	(17)	463,904
	2008	410,000		—	17,824	(10)	—	—		N/A	18,400	(18)	446,224

Bruce A. Thomas	2010	329,332	(9)	—	17,824	(10)	—	—		27,712	11,736	(19)	386,604
President of Bank Operations	2009	313,650		—	17,824	(10)	55,593	—		25,659	12,591	(20)	425,317
	2008	348,500		—	17,824	(10)	—	—		23,758	18,400	(21)	408,482

N/A	Not applicable.
(1)	The Named Executive Officers elected to forgo receiving a bonus in 2008, 2009 and 2010 due to the adverse financial performance of Capitol.
(2)
The amounts in these columns reflect the aggregate grant date fair value of stock and option awards during the last three fiscal years computed in accordance with Accounting Standards Codification Topic 718. For a discussion of the assumptions made in the valuation of the restricted stock and option awards reported in these columns, please see Note K of the Notes to Consolidated Financial Statements in the Financial Information section of Capitol's 2010 Annual Report, which is incorporated herein by reference.

(3)	Does not fully reflect an additional 20% salary reduction effective October 1, 2009.
(4)
Mr. Reid received two restricted stock grants on February 6, 2008 totaling 9,812 shares, and two grants on August 7, 2008 totaling 13,478 shares.  Such restricted shares vest on a graded basis on the anniversary of the grant date each year.  Mr. Reid will receive 25% of the grant amount at that time.  The amount reported represents 25% of the grant date fair value reflecting one year's service of the four-year vesting period.

(5)	In 2008, Mr. Reid elected to forgo $100,000 in non-equity incentive compensation due to him under his employment agreement.
(6)
Includes $1,166 in lease payments and insurance for an automobile provided by the company that was used for personal use, $23,250 for the economic value of a split-dollar life insurance policy paid on his behalf and $806 for life/disability premiums paid on his behalf.

(7)
Includes $1,192 in lease payments and insurance for an automobile provided by the company that was used for personal use, $19,650 for the economic value of a split-dollar life insurance policy paid on his behalf, $1,042 received from dividends received on unvested restricted stock and $409 for life/disability premiums paid on his behalf.

(8)
Includes $6,600 contributed to Capitol's 401(k) plan, $1,192 in lease payments and insurance for an automobile provided by the company that was used for personal use, $19,650 for the economic value of a split-dollar life insurance policy paid on his behalf and $27,672 received from dividends received on unvested restricted stock.

(9)	The larger amount is solely attributable to 27 payroll periods in the 2010 calendar year, compared to 26 in 2009 and 2008. Such occurrence occurs approximately every 7 years.
(10)
Mr. Hendrickson, Ms. Reid and Mr. Thomas each received a restricted stock grant of 2,000 shares on April 21, 2006.  Such restricted shares vest on a cliff basis on April 21, 2011 at which time the award becomes 100% vested.  The amount reported is 20% of the grant date fair value reflecting one year's service of the five-year vesting period.   Amount shown represents 2007 amortization of total intrinsic value of the restricted stock award as of the grant date.

(11)	Includes an $11,216 automobile allowance and $583 for life/disability premiums paid on his behalf.
(12)	Includes $589 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance, $100 from dividends received on unvested restricted stock and $431 for life/disability premiums paid on his behalf.
(13)	Includes $6,600 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance and $1,000 from dividends received on unvested restricted stock.
(14)	Mr. Connell received a restricted stock grant of 224,720 shares on July 13, 2010. Such restricted shares vest on a cliff basis on May 11, 2011 at which time the award becomes 100% vested.
(15)	Mr. Connell received a living allowance of $5,000 per month, beginning in May 2010.
(16)	Includes an $11,216 automobile allowance and $570 for life/disability premiums paid on her behalf.
(17)	Includes $346 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance, $100 from dividends received on unvested restricted stock and $431 for life/disability premiums paid on her behalf.
(18)	Includes $6,600 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance and $1,000 from dividends received on unvested restricted stock.
(19)	Includes an $11,216 automobile allowance and $520 for life/disability premiums paid on his behalf.
(20)
Includes $1,260 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance, $100 from dividends received on unvested restricted stock and $431 for life/disability premiums paid on his behalf.

(21)	Includes $6,600 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance and $1,000 from dividends received on unvested restricted stock.

Employment Agreements

Joseph D. Reid

In March 2003, Capitol entered into an employment agreement with Mr. Reid.  The agreement had an initial term of three years, which was set to expire in March 2006.  Pursuant to the terms of the agreement, its employment period is automatically extended for a three-year term on each annual anniversary of the agreement, unless Capitol provides Mr. Reid with notice sixty days prior to such anniversary.  The agreement permits Capitol to give Mr. Reid notice of its intention to stop the automatic renewal, in which case the agreement will expire two years and sixty days from the date of Capitol's notice to him.  Capitol has not provided notice of its intention to stop the automatic renewal in 2010.  Accordingly, the agreement will not expire until at least March 13, 2014.

Capitol is not permitted to reduce Mr. Reid's annual salary at any time during the term of the agreement.  However, Mr. Reid asked for a voluntary reduction in his 2009 compensation totaling 30%, 10% in January 2009 and an additional 20% in October 2009.  Additionally, effective March 31, 2011, Joseph D. Reid asked for a voluntary reduction of his base salary of 25%.

During the term of his employment, Mr. Reid will be entitled to an annual cash bonus based on achieving targets for both growth rates for earnings per share and consolidated assets.  Mr. Reid is also entitled to certain long-term incentive compensation consisting of common stock and cash.  Capitol will grant Mr. Reid options to purchase shares of Capitol's common stock at an exercise price equal to the fair market value of Capitol's common stock on the date of such grant based on specific corporate development objectives during the term of the agreement.

In 2006, both Mr. Reid and the Compensation Committee began a review of Mr. Reid's current compensation under the terms of his employment agreement.  At the time the agreement was entered into in 2003, neither Mr. Reid nor the Compensation Committee anticipated the rate of growth of affiliate banks that Capitol had been able to achieve.  Under the terms of the agreement, Mr. Reid was, in part, incentivized to develop new banks, being awarded stock options based on the number of banks developed.

In August 2007, Mr. Reid and Capitol entered into an amendment to his employment agreement which reduced his total cash compensation and limited the equity incentives paid to him based on the future development of Capitol.  The amendment amended the original agreement as follows:

•	reduce Mr. Reid's salary to $900,000;
•	delete references to Mr. Reid's right to defer his compensation;
•	change the date on which certain amounts are paid to Mr. Reid to avoid any potential issues arising under Section 409A of the Code;
•
revise Mr. Reid's long-term stock award for each new bank or holding company opened or acquired by Capitol ("New Affiliate") from an option for 30,000 shares of Capitol's common stock to $50,000 in cash and a restricted stock award for shares of Capitol's common stock having a fair market value of $100,000; and

•	Mr. Reid is not entitled to receive any compensation for more than ten New Affiliates in each fiscal year.

Lee W. Hendrickson, Lawrence Connell, Cristin K. Reid and Bruce A. Thomas

Capitol has employment agreements with each of the Named Executive Officers, with the exception of Lawrence Connell.  On November 15, 2010, following prior approval by the Compensation Committee of Capitol's board of directors, employment agreements with the following Named Executive Officers were amended and restated in their entirety: Cristin K. Reid, Lee W. Hendrickson and Bruce A. Thomas.

The Named Executive Officers entered into the Amended and Restated Employment Agreements at the request of Capitol to provide for greater uniformity concerning the employment agreements for Capitol's executive officers and to update the prior employment agreements to reflect changes in the law.  The Amended and Restated Employment Agreements incorporate the current salary level of each Named Executive Officer, acknowledge the 10% voluntary salary reductions discussed previously herein and include several additional provisions considered beneficial to Capitol when compared to the earlier employment agreements including:

•	a 36 month term rather than the 60 month term as set forth in the current employment agreements;
•
a double trigger provision for any payments made in connection with a change of control (the earlier employment agreements with the Named Executive Officers could be terminated by the Named Executive Officer upon a change of control for which the Named Executive Officer would also be entitled to receive a severance payment);

•
a provision providing for the recoupment of incentive compensation if Capitol's board of directors, or an appropriate committee thereof, determines that any fraud, negligence, or intentional misconduct by the Named Executive Officer is a significant contributing factor to Capitol having to restate all or a portion of its consolidated financial statements, pursuant to which Capitol's board of directors or applicable committee may require reimbursement of any bonus or incentive compensation previously paid to the Named Executive Officer; and

•	a requirement that the Named Executive Officer sign a general release of Capitol prior to the payment of any severance amount upon termination of employment.

Pursuant to the Amended and Restated Employment Agreements, Capitol agreed to employ the Named Executive Officers for a term of 36 months beginning on November 15, 2010, each in their current respective positions with Capitol.  Under the Amended and Restated Employment Agreements for each of the Named Executive Officers, on each anniversary date of the agreement, the employment period will be automatically extended for an additional year, unless Capitol has provided prior notice to the Named Executive Officer that the term will not be extended further.

Ms. Reid and Messrs. Hendrickson and Thomas asked for a voluntary salary reduction of 10% effective January 1, 2009.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during 2010:

Grants of Plan-Based Awards

Estimated Future Payouts Under Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)

Joseph D. Reid (1)	N/A	N/A	N/A	N/A	--	N/A	--	N/A
Lee W. Hendrickson	N/A	N/A	N/A	N/A	--	N/A	--	N/A
Lawrence Connell (2)	7/13/2010	N/A	N/A	$ 400,002	224,720	$ 400,002	--	N/A
Cristin K. Reid	N/A	N/A	N/A	N/A	--	N/A	--	N/A
Bruce A. Thomas	N/A	N/A	N/A	N/A	--	N/A	--	N/A

N/A	Not applicable.
(1)
Pursuant to his amended Employment Agreement, Mr. Reid is eligible for a cash bonus of 2% of Capitol's net income upon certification of the Compensation Committee that the growth of both Capitol's earnings per share and total assets equals or exceeds 10% of the immediately preceding fiscal year.  No bonus award was earned for 2010.

(2)	Mr. Connell received a restricted stock grant of 224,720 shares on July 13, 2010. Such restricted shares vest on a cliff basis on May 11, 2011 at which time the award becomes 100% vested.

Capitol Bancorp Limited 2007 Equity Incentive Plan

The 2007 Incentive Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units, and (vi) other stock awards. Each of these is referred to individually as an "Award."  Those who are eligible for Awards under the 2007 Incentive Plan include employees, directors and consultants who provide services to Capitol and its affiliates.  All employees, officers and directors are eligible to be selected by the Administrator of the 2007 Incentive Plan to receive Awards.  Capitol's shareholders have approved up to 350,000 shares of Capitol's common stock for issuance under the 2007 Incentive Plan.  The number of shares available for issuance under the 2007 Incentive Plan will be increased on January 1 of each year, beginning with January 1, 2008, in an amount up to a maximum of two percent (2%) of the outstanding shares on December 31 of the immediately preceding year.

Capitol Bancorp Ltd. Management Incentive Plan

Capitol's MIP was approved by its shareholders in 2003.  The MIP provides the Compensation Committee the latitude to establish primarily cash-based incentive compensation programs to promote high performance and achievement of corporate goals by officers, encourage the growth of shareholder value and allow officers to participate in the long-term growth and profitability of Capitol.

Under the MIP, the Compensation Committee may elect to issue awards in the form of shares of Capitol's common stock, restricted stock units or cash.  In issuing such shares as awards under the MIP, the Compensation Committee may establish any conditions or restrictions it deems appropriate.  In 2010, Capitol did not issue any awards to the Named Executive Officers from the MIP.

2010 and 2011 Grants

The Compensation Committee did not award any option grants in 2010 and has not established guidelines for the grant of plan-based awards for 2011.

[The remainder of this page intentionally left blank]

The following table sets forth all outstanding equity awards at year-end 2010 for the Named Executive Officers.  Prior to entering into Mr. Reid's employment agreement in 2003, Mr. Reid and Capitol were operating under a prior employment agreement which provided for automatic grants of stock options based on the number of outstanding shares of Capitol.  Such provision of Mr. Reid's original employment agreement was eliminated by the 2003 employment agreement executed by Mr. Reid and Capitol.  Many grants listed below relate to grants made under Mr. Reid's prior employment agreement.

Outstanding Equity Awards at Fiscal Year-End 2010

	Option Awards(1)			Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)

Joseph D. Reid	60,000	$ 25.27	5/25/11	11,646 (2)	$ 6,056
	10,875	16.40	7/9/11	—	—
	30,000	25.86	8/5/11	—	—
	55,927	16.40	9/30/11	—	—
	30,000	34.31	1/10/12	—	—
	77	16.40	3/15/12	—	—
	30,000	31.86	5/5/12	—	—
	270,000	32.03	6/29/12	—	—
	258,000	37.48	12/30/12	—	—
	150,000	22.46	8/1/14	—	—
	71,428	2.01	11/16/14	—	—
Lee W. Hendrickson	20,000	30.21	5/16/11	2,000 (3)	1,040
	33,841	2.01	11/16/14	—	—
Lawrence Connell	—	—	—	224,720	116,854
Cristin K. Reid	20,000	30.21	5/16/11	2,000 (3)	1,040
	32,539	2.01	11/16/14	—	—
Bruce A. Thomas	20,000	30.21	5/16/11	2,000 (3)	1,040
	27,658	2.01	11/16/14	—	—

(1)	All stock option awards were vested as of December 31, 2010.
(2)
Mr. Reid received two restricted stock grants on February 6, 2008 totaling 9,812 shares, and two grants on August 7, 2008 totaling 13,478 shares.  Such restricted shares vest over a four-year period on a graded basis on the anniversary of the grant date each year.  Mr. Reid receives 25% of the grant amount at each vesting date.

(3)
Mr. Hendrickson, Ms. Reid and Mr. Thomas each received a restricted stock grant of 2,000 shares on April 21, 2006.  Such restricted shares vest on a cliff basis on
April 21, 2011 at which time the award becomes 100% vested.

(4)	Based upon Capitol's common stock closing price as of December 31, 2010 of $0.52 per share as reported by the NYSE.

Option Exercises and Stock Vested 2010
	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Joseph D. Reid	—	—	2,452	$ 4,978 (1)
	—	—	3,370	4,583 (2)
Lee W. Hendrickson	—	—	—	—
Lawrence Connell	—	—	—	—
Cristin K. Reid	—	—	—	—
Bruce A. Thomas	—	—	—	—

(1)	Value based upon Capitol's common stock price per share as reported by the NYSE on February 5, 2010 ($2.03), the vesting date.
(2)	Value based upon Capitol's common stock price per share as reported by the NYSE on August 6, 2010 ($1.36), the vesting date.

Pension Benefits 2010

Name	Plan Name	Number of Years of Credited Service (#)(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Joseph D. Reid	N/A	N/A	N/A	N/A
Lee W. Hendrickson	Executive Supplemental Income Agreement	15	$ 250,448	—
Lawrence Connell	N/A	N/A	N/A	N/A
Cristin K. Reid	N/A	N/A	N/A	N/A
Bruce A. Thomas	Executive Supplemental Income Agreement	11	N/A	—

N/A	Not applicable.
(1)
Executives become eligible for benefit payments once they have reached 15 years of service and age 65.  The benefit does not increase with additional years of service.
Accordingly, if an executive has more than 15 years of service, the table reflects 15 years.

Other Potential Post-Employment Payments

Capitol has entered into certain plans and agreements that require it to provide compensation to the Named Executive Officers in the event of a termination of employment.  These are described below.

Executive Supplemental Income Agreements

In an effort to retain the long-term services of certain of its executives, Capitol has entered into executive supplemental income agreements.  The individual agreements provide for payment of an annual benefit or lump sum payment to the subject employee or designated beneficiary, which is approximately equal to a percentage of the annual base salary of each employee, when entered into, for a period up to 15 years in the event of either the employee's retirement or death before attaining retirement age.  Normal retirement age is 65 years of age.  An employee may retire at age 55 with 15 years of service and receive a partial benefit.  The benefit is fixed at the execution of the agreement.  In the event of a change of control of Capitol (as defined in the agreements), which is not approved by Capitol's board of directors, each employee can retire with full benefits at any time after attaining the age of 55 without approval of the board of directors.  The benefit liabilities under the agreements are covered by life insurance contracts funded by Capitol and/or its subsidiaries.

In calculating the present value of accumulated benefits, Capitol has assumed that each employee would successfully meet the eligibility requirements (i.e., 15 years of continuous service and attainment of age 65).  Capitol has also assumed for such calculation that each employee would retire upon attainment of age 65.  Capitol took the lump sum amount needed to satisfy the benefits for each executive and reduced it to present value using a discount rate of 8%.  Capitol then calculated the number of years remaining until the employee reached age 65.  Finally, Capitol then accrued the cost accordingly to accumulate the amount needed to fund the annual benefit.

Potential Payments Upon Termination or Change in Control

Capitol has entered into certain agreements and maintains various plans that will require Capitol to provide compensation to the Named Executive Officers, with the exception of Lawrence Connell, in the event of a termination of employment or a termination following a change of control of Capitol.

Joseph D. Reid

As discussed previously, in 2003, Capitol entered into an employment agreement with Mr. Reid that provided for automatic renewal absent notification to the contrary.  Capitol is permitted to terminate Mr. Reid's employment for two reasons: (1) Death or Disability or (2) Cause.  "Disability" is defined as "the absence of the executive from the executive's duties with Capitol on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by Capitol or its insurers and acceptable to the executive or the executive's legal representative."  "Cause" is defined as "(i) the willful and continued failure of the executive to perform substantially the executive's duties with Capitol or one of its affiliated companies (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the executive by the board which specifically identifies the manner in which the board believes that the executive has not substantially performed the executive's duties or (ii) the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to Capitol."

Mr. Reid is permitted to terminate employment under the agreement for "Good Reason."  "Good Reason" is defined under the agreement as:

•
The assignment to Mr. Reid of any duties inconsistent in any material respect with Mr. Reid's position, authority, duties or responsibilities as contemplated by Section 2(a) of the agreement, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by Capitol promptly after receipt of notice thereof given by Mr. Reid;

•
Failure by Capitol to pay Mr. Reid his compensation under the terms of the agreement, other than an isolated, insubstantial and inadvertent action not taken in bad faith, and which is remedied by Capitol promptly after receipt of notice thereof given by Mr. Reid;

•
Capitol's requiring Mr. Reid to reside at any specific location, it being understood that Mr. Reid maintains multiple residences and offices, or Capitol's requiring the executive to travel on Company business to a greater extent than required immediately prior to the effective date of the agreement or in the event of a change in control, the Company's requiring Mr. Reid to travel in a manner inconsistent with current practice in effect immediately preceding the date of Capitol's change of control;

•	Failure by Capitol to cause a successor to perform Capitol's obligations arising under the agreement; or
•	Upon a change of control of Capitol.

Generally, pursuant to Mr. Reid's amended employment agreement, a change of control is deemed to occur:

(i)           if any person acquires 20% or more of Capitol's voting securities (other than securities acquired directly from Capitol or its affiliates);
(ii)          if a majority of the directors as of the date of the agreement are replaced other than in specific circumstances;
(iii)         upon the consummation of a merger of Capitol or any subsidiary of Capitol other than (a) a merger which would result in the voting securities of Capitol outstanding immediately prior to the merger continuing to represent at least 50% of the voting power of the securities of Capitol outstanding immediately after such merger, or (b) a merger effected to implement a recapitalization of Capitol in which no person is or becomes the beneficial owner of securities of Capitol representing 20% or more of the combined voting power of Capitol's then-outstanding securities; or
(iv)         upon the liquidation or sale of Capitol's assets, other than a sale or disposition by Capitol of its assets to an entity of which at least 50% of the voting power is owned by shareholders of Capitol.

If Capitol terminates Mr. Reid's employment for a reason other than Cause or Disability, Capitol must pay Mr. Reid a lump sum within 75 days after termination equal to: (A) the sum of (i) Mr. Reid's annual base salary through the date of termination; and (ii) the product of (x) the higher of the most recent annual bonus and the annual bonus paid or payable for the most recently completed fiscal year and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination and the denominator of which is 365 (the "Accrued Obligations"); and (B) three times both Mr. Reid's annual base salary and Mr. Reid's highest annual bonus.  In addition, Capitol will maintain Mr. Reid's existing welfare benefits at the time of termination for three years.

If Capitol terminates Mr. Reid's employment for Cause or if Mr. Reid voluntarily terminates employment during the Employment Period, except for Good Reason, the agreement shall terminate and Capitol must pay Mr. Reid in a lump sum within 30 days of the date of termination: (A) his annual base salary through the date of termination, and (B) other benefits, in each case to the extent theretofore unpaid.  If termination occurs as a result of Disability or Death, Capitol is not responsible for any termination payments other than for payment of Accrued Obligations, the timely payment or provision of Other Benefits and Capitol's obligations under the Securities Repurchase Agreement.

If Capitol terminates Mr. Reid's employment within two years of a Change of Control for a reason other than Cause or Disability, or Mr. Reid terminates the agreement for Good Reason, Capitol must pay Mr. Reid in a lump sum within 30 days after termination: (A) the Accrued Obligations; and (B) three times the sum of Mr. Reid's annual base salary, the highest annual bonus and the aggregate amount of employer contributions to any qualified defined contribution plans for the most recently completed plan year.  In addition, Capitol will maintain Mr. Reid's existing welfare benefits at the time of termination for three years.

Lee W. Hendrickson, Cristin K. Reid and Bruce A. Thomas

On November 15, 2010, following prior approval by the Compensation Committee of Capitol’s board of directors, the employment agreements with the following Named Executive Officers were amended and restated in their entirety: Cristin K. Reid, Lee W. Hendrickson and Bruce A. Thomas.

The Named Executive Officers signed the Amended and Restated Employment Agreements at the request of Capitol to provide for greater uniformity concerning the employment agreements for Capitol's executive officers and to update the prior employment agreements to reflect changes in the law.  The Amended and Restated Employment Agreements incorporate the current salary level of each Named Executive Officer, acknowledge the 10% voluntary salary reductions discussed previously herein and include several additional provisions considered beneficial to Capitol when compared to the earlier employment agreements.

Under the new agreements, Capitol agreed to employ the Named Executive Officers for a term of 36 months beginning on November 15, 2010, each in their current respective positions.  Under the Amended and Restated Employment Agreements for the Named Executive Officers, on each anniversary date of the Amended and Restated Employment Agreement, the employment period will be automatically extended for an additional year provided that Capitol has not provided notice to the Named Executive Officer that the term will not be extended further.

Each of the employment agreements is terminable with or without cause by Capitol. The Named Executive Officers have no right to compensation, severance payments or other benefits (except as set forth below) pursuant to the employment agreements for any period (i) after termination of employment by the Named Executive Officer without good reason or termination by Capitol for cause or disability, as those terms are defined in the employment agreements, (ii) following the expiration of the term of the agreement if Capitol determines not to further extend the agreement, or (iii) following the Named Executive Officer's retirement or death.

In the event that (i) Capitol terminates the employment of a Named Executive Officer without cause or (ii) the Amended and Restated Employment Agreement is terminated by the Named Executive Officer for good reason, the Named Executive Officer will be entitled to a cash severance amount (assuming such Named Executive Officer executes and delivers to Capitol a general release of claims in favor of Capitol) and continued participation in Capitol's group life, health, accident and disability insurance and other welfare benefit plans for a limited time following termination of employment, at the Named Executive Officer's cost.  The cash severance amounts payable to each Named Executive Officer would equal the aggregate annual base salary which would have been earned by such Named Executive Officer under the employment agreement (including any scheduled increase therein) for the period commencing on the day after the termination date and ending on the date of the end of the then applicable employment period.

Under the terms of the Amended and Restated Employment Agreements, if the employment of a Named Executive Officer is terminated without cause or if the Named Executive Officer separates from Capitol for good reason within 24 months of a "Change in Control" (each as defined in the Amended and Restated Employment Agreements), the Named Executive Officer will receive: (i) all salary earned through the date of termination, as well as a pro rata bonus and any compensation previously deferred; and (ii) an amount equal to three times the Named Executive Officer's highest annual base salary and three times the executive's highest annual bonus at Capitol during the three-year period prior to the Change in Control.  In addition, upon the occurrence of a Change in Control, all of the executive's stock options shall become fully vested, whether or not the executive is terminated. All payments under the agreement are to be made in a lump sum, in cash, six months following the date of termination of employment, unless earlier payment, in whole or in part, following the date of termination of employment is permitted under Section 409A of the Internal Revenue Code of 1986, as amended.

Capitol has not entered into an employment agreement with Mr. Connell

Potential Post-Employment Payments Table

The table below summarizes maximum lump sum amounts each Named Executive Officer would have been eligible to receive upon a change in control of Capitol or if their employment would have been terminated under the described scenarios as of December 31, 2010.  The table excludes (i) amounts accrued through December 31, 2010 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts and (ii) vested account balances under Capitol's 401(k) plan.  For as long as Capitol is subject to a written agreement with the Federal Reserve Bank of Chicago, it is not permitted to pay amounts to Named Executive Officers for departure from Capitol for any reason other than death or disability, other than payments for services performed or benefits accrued and payments pursuant to qualified retirement plans or that are otherwise required by applicable law.

Named Executive Officer	Quit/ Termination For Cause ($)	Involuntary Termination Not For Cause ($)	Change In Control(1) ($)	Change In Control With Termination ($)	Death(2) ($)	Disability(2) ($)
Joseph D. Reid	0	$1,500,406	$1,500,406	$1,500,406	$164,106	0
Lee W. Hendrickson	0	1,076,400	0	1,347,840	0	0
Lawrence Connell	N/A	N/A	N/A	N/A	N/A	N/A
Cristin K. Reid	0	1,060,875	0	1,328,400	0	0
Bruce A. Thomas	0	901,744	0	1,129,140	0	0

N/A	Not applicable.
(1)
The amounts shown in this column reflect the value of restricted shares of common stock previously awarded to the Named Executive Officers with respect to which transferability restrictions lapse if a change in control of Capitol would have occurred on December 31, 2010.

(2)
The amounts in this column reflect the pro-rata value of the restricted shares of common stock previously awarded to the Named Executive Officers with respect to which transferability restrictions would have lapsed had the Named Executive Officers terminated employment because of death or disability on December 31, 2010.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, the voting members of the Compensation Committee were James C. Epolito, Kathleen A. Gaskin and Lewis D. Johns.  Except for Lewis D. Johns, none of these persons were, during such fiscal year, an officer or employee of Capitol or any of its subsidiaries, or was formerly an officer of Capitol or any of its subsidiaries or had any relationship requiring disclosure by Capitol under any paragraph of Item 404 of Regulation S-K of the SEC.  Please see "Certain Relationships and Related Transactions" on page 75 for information on Lewis D. Johns.

No executive officer of Capitol served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another publicly-traded entity, one of whose executive officers served on the Compensation Committee or board of directors of Capitol.  No executive officer of Capitol served as a director of another publicly-traded entity, one of whose executive officers served on the Compensation Committee of Capitol.  No executive officer of Capitol served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another publicly-traded entity, one of whose executive officers served as a member of the Compensation Committee or as a director of Capitol.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table sets forth information as of March 15, 2011 regarding each person (including any group as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who was known to be the beneficial owner of more than 5% of Capitol's common stock as of that date, each of the directors (including each nominee for election as a director), the chief executive officer and the four other Named Executive Officers, and all directors and executive officers as a group including the Named Executive Officers:

Name of Beneficial Owner	Common Stock(1)(2)	Rights to Acquire(3)	Restricted Stock(4)	Percent of Common Stock(5)

Joseph D. Reid Capitol Bancorp Center 200 N. Washington Square Lansing, MI, 48933	956,135	966,307	9,192	4.59%
Michael L. Kasten(6)	140,194	23,036	—	*
Lyle W. Miller(7)	97,237	22,323	—	*
David O'Leary (8)	87,690	22,364	—	*
Paul R. Ballard	102,794	22,928	—	*
Lawrence Connell	—	—	224,720	*
David L. Becker	84,854	22,229	—	*
Michael J. Devine	14,202	22,929	—	*
James C. Epolito	4,210	22,229	—	*
Gary A. Falkenberg	64,149	22,229	—	*
Joel I. Ferguson(9)	134,152	21,314	—	*
Kathleen A. Gaskin	39,877	22,229	—	*
H. Nicholas Genova	116,871	22,229	—	*
Lewis D. Johns	250,963	22,323	—	*
Steven L. Maas(10)	821,960	15,883	—	2.04%
Calvin D. Meeusen(11)	97,626	—	—	*
Myrl D. Nofziger	68,398	22,229	—	*
Cristin K. Reid(12)	100,742	52,539	2,000	*
Ronald K. Sable	37,833	22,229	—	*
Lee W. Hendrickson(13)	22,365	53,841	2,000	*
Michael M. Moran	91,636	41,131	2,000	*
Bruce A. Thomas	35,088	47,658	2,000	*
All directors and executive officers as a group (32 Persons)(14)	3,580,513	1,589,178	253,412	12.70%

*    Less than 1%

(1)
Represents shares for which the named person (a) has sole voting and investment power or (b) has shared voting and investment power. Excluded are shares that (i) are restricted stock holdings or (ii) may be acquired through stock option or warrant exercises.

(2)	Includes shares held in Capitol's Retirement Plan: 24,730 for Mr. Reid; 42,344 for Ms. Reid, 3,288 for Mr. Hendrickson, 21,088 for Mr. Moran and 3,274 for Mr. Thomas.
(3)	Represents shares of common stock that can be acquired through stock options exercisable within sixty days after March 15, 2011.
(4)
Represents shares of common stock subject to a vesting schedule, achievement of certain performance criteria, forfeiture risk and other restrictions. Although these shares are subject to forfeiture provisions, the holder has the right to vote the shares and receive dividends, if any, until they are forfeited.

(5)	Assumes shares that such person has rights to acquire are outstanding.
(6)	Mr. Kasten reported 80,000 shares pledged as security.
(7)	Mr. Miller reported 35,300 shares pledged as security.
(8)	Mr. O'Leary reported 51,201 shares pledged as security.
(9)	Mr. Ferguson reported 3,000 shares pledged as security.
(10)	Mr. Maas reported 67,498 shares pledged as security.
(11)	Mr. Meeusen reported 9,096 shares pledged as security.
(12)	Ms. Reid reported 1,461 shares pledged as security. Excludes 39,619 stock options and 2,000 shares of restricted stock held by Brian K. English, Capitol's General Counsel and Ms. Reid's husband.
(13)	Mr. Hendrickson reported 4,394 shares pledged as security.
(14)
Includes 142,657 shares allocated and held in Capitol's Retirement Plan (formerly Capitol's separate 401(k) plan and ESOP), and 111,047 shares allocated and held in Capitol's Directors' Deferred Compensation Plan.  As a group, all directors and executive officers have 248,364 shares pledged as security.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Transactions

Capitol's banking subsidiaries have, in the normal course of business, made loans to certain directors and officers of Capitol and its subsidiaries and to organizations in which certain directors and officers have an interest.  In the opinion of management, such loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features.

Capitol's subsidiary bank, Michigan Commerce Bank (MCB), leases its Brighton banking facility from Tri-O Development, of which three of David O'Leary's adult children are members.  Rent paid by MCB to the leasing entity amounted to $245,738 in 2010.  Additionally, MCB leases its Ann Arbor banking facility from South State Commerce Center L.L.C. in which Lyle W. Miller's Trust owns a 10% membership interest, H. Nicholas Genova's IRA owns a 10% membership interest and Kathleen A. Gaskin owns a 5% membership interest.  Rent paid by MCB for the Ann Arbor facility amounted to $557,368 in 2010, and maintenance fees amounted to $58,802.  MCB leases its Lansing facility from R & A Development, a Michigan limited partnership of which Joseph D. Reid and Lewis D. Johns are partners.  MCB paid rent of $106,743 in 2010 and $27,075 for leasehold and routine maintenance.  Capitol and its subsidiary bank, Capitol National Bank, paid rent of $622,340 in 2010 for their principal offices at the Capitol Bancorp Center, 200 N. Washington Square, Lansing, Michigan to Business & Trade Center Limited, a Michigan limited partnership of which Joseph D. Reid and Lewis D. Johns are partners; additionally, the cost of leasehold improvements and routine maintenance paid in 2010 was $22,257.  Additionally, Capitol also leases space in the adjacent Phoenix Building from R & A Development and paid rent in the amount of $218,057 in 2010.  The lease rates represent what Capitol believes to be fair market value in the respective markets.  All leasing arrangements which involve insiders have been approved by Capitol's Ethics Committee and reported to bank regulatory agencies prior to their commencement, when appropriate.

Brian K. English, Capitol's general counsel, is licensed to practice law in Arizona, Colorado, Michigan and Ohio.  Mr. English is the son-in-law of Joseph D. Reid and the husband of Cristin K. Reid.  Mr. English was paid $250,809 in 2010.  Capitol also employs Kelly D. Miller, director of specialty finance; however, he is not a policy-making officer of Capitol.  He is the son of Lyle W. Miller and was paid $173,423 in 2010.

Capitol and its subsidiaries, on a consolidated basis, own approximately 16% of the outstanding membership interests of Access BIDCO, L.L.C., with an aggregate carrying value of approximately $488,000 at December 31, 2010. Joseph D. Reid, Capitol's chairman and chief executive officer also serves as chairman and chief executive officer of Access BIDCO, L.L.C.  Joseph D. Reid, III (son of Joseph D. Reid) serves as president and chief operating officer of Access BIDCO, L.L.C. and its subsidiary, and Lee W. Hendrickson, Capitol's chief financial officer also serves as Access BIDCO, L.L.C.'s chief financial officer, secretary and treasurer.  Certain other individuals who serve as directors of Access BIDCO, L.L.C. also serve as officers and/or directors of Capitol.

Review of Related-Person Transactions

Capitol has written procedures for reviewing transactions between Capitol and its directors and executive officers, their immediate family members and entities with which they have a position of responsibility or relationship.  These procedures are intended to determine whether any such related person transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer.

Capitol annually requires each of its directors and executive officers to complete a questionnaire that collects updated information about related-person transactions.  Executive management reviews all transactions and relationships disclosed in the director and officer questionnaires and brings to the attention of the Ethics Committee and Capitol's board of directors any matters warranting their attention as well as the availability of the questionnaires for their review.  The board of directors makes a formal determination regarding each director's independence under Capitol's Corporate Governance Guidelines.

In addition to the Ethics Committee's review, the board of directors is regularly reminded to discuss any proposed transaction involving a director and Capitol with its general counsel's office prior to engaging in any such transaction. Members of Capitol's legal department are also instructed to inform Capitol's general counsel of any transaction between a director and Capitol that comes to their attention.

Upon receiving any notice of a related-person transaction involving a director, Capitol's general counsel will discuss the transaction with the chair of Capitol's Ethics Committee. If the transaction has not yet occurred and any likelihood exists that the transaction could impair the director's independence or would present a conflict of interest for the director, Capitol's general counsel will discuss the transaction and its ramifications with the director before the transaction occurs.

If the transaction has already occurred, Capitol's general counsel and the chair of Capitol's Ethics Committee will review whether the transaction could affect the director's independence and determine whether a special board meeting should be called to consider the issue.  If a special board meeting is called and the director is determined to no longer be independent, such director, if he/she serves on any of the Audit, Nominating and Governance or Compensation committees, will be removed from such committee prior to (or otherwise will not participate in) any future meeting of the applicable committee.  If the transaction presents a conflict of interest, the board will determine the appropriate response.

Upon receiving notice of any transaction between Capitol and an executive officer that may present a conflict of interest, Capitol's general counsel will discuss the transaction with Capitol's chief executive officer (or, if the transaction involves the chief executive officer, the chair of the Audit Committee) to determine whether the transaction could present a conflict of interest.  If the transaction has already occurred and a determination is made that a conflict of interest exists, the general counsel, chief executive officer and chair of the Ethics Committee will determine the appropriate response.

Capitol's procedures for reviewing related person transactions do not require the approval or ratification of such transactions.  Accordingly, the related person transactions described above were not approved or ratified by Capitol.

Independence of Directors

Capitol's board of directors currently consists of 19 members, over 75 percent of whom are "independent" as defined under the corporate governance standards of the NYSE, which Capitol uses to determine independence among its board members.  The board has adopted categorical standards for determining whether a director is independent and has no material relationships with Capitol.  Under these standards adopted by the board and defined by the NYSE, which Capitol uses to determine independence among the members of its board, absent other material relationships with Capitol that the board of directors believes to jeopardize a director's independence from management, a director will be independent unless the director or any of his or her immediate family members had any of the following relationships with Capitol: employment during any of the past three years (as an executive officer in the case of family members); the receipt of more than $120,000 per year in direct compensation (other than director fees and pension or other forms of deferred compensation for prior service not contingent upon continued service) during any of the past three years; is now, or within the past three years was, a current partner of the internal or external auditor or an employee of such a firm and personally worked on Capitol's audit; employment with another company where any executive officers of Capitol serve or have served on that company's compensation committee during any of the past three years; being an executive officer of a charitable organization to which Capitol contributed the greater of $1 million or 2% of such charitable organization's consolidated gross revenues in any single fiscal year during the preceding three years; or being an executive officer of a company that makes payments to, or receives payments from, Capitol for property or services in a fiscal year in an amount in excess of the greater of $1 million or 2% of such other company's consolidated gross revenues.

In addition, if any business relationship described in the last clause of the preceding paragraph is a lending relationship, deposit relationship, or other banking or commercial relationship between Capitol or its banks, on the one hand, and an entity with which the director or family member is affiliated by reason of being a director, officer or a significant shareholder thereof, on the other hand, such relationships must meet the following criteria: (1) it must be in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons; and (2) with respect to extensions of credit by an affiliate or subsidiary of Capitol to such entity: (a) such extensions of credit have been made in compliance with applicable law, including Regulation O of the Board of Governors of the Federal Reserve and Section 13(k) of the Exchange Act and (b) no event of default has occurred and is continuing beyond any period of cure.

Capitol's board of directors considered all relevant facts and circumstances and the application of the categorical standards and, based on its review of this information, affirmatively determined that the directors identified below as "independent" do not have any material relationships with Capitol.  There were not any transactions, relationships or relationships not disclosed pursuant to Item 404(a) of Regulation S-K of the SEC that were considered by the board of directors under the applicable independence definitions in determining that the director is independent.

The members of the Audit, Compensation, and Nominating and Governance Committees all meet the standards of independence adopted by the board of directors and applicable SEC rules and regulations.  The Compensation Committee members were not at any time during 2010, or at any other time, employed by Capitol and are not eligible to participate in any of Capitol's benefit plans other than Capitol's stock option plans.  The Compensation Committee members receive compensation from Capitol solely for their service as directors and committee members.

Independent Directors

Following are the names of each current member of Capitol's board of directors for whom an affirmative determination of independence has been made:

Paul R. Ballard	David L. Becker	James C. Epolito
Gary A. Falkenberg	Joel I. Ferguson	Kathleen A. Gaskin
H. Nicholas Genova	Lewis D. Johns	Michael L. Kasten
Steven L. Maas	Calvin D. Meeusen	Lyle W. Miller
Myrl D. Nofziger	David O'Leary	Ronald K. Sable

The board of directors has determined that Lewis D. Johns is an independent director as his related-person transactions discussed elsewhere herein do not represent a material portion of his income.  (See "Certain Relationships and Related Transactions").

Non-Independent Directors

In addition, based on such standards, Capitol's board of directors determined that: (a) Lawrence Connell is not independent because he serves as vice chairman of Capitol's largest affiliate bank, Michigan Commerce Bank; (b) Michael J. Devine is not independent because a significant portion of his income is generated from his service to Capitol and its subsidiaries as a consultant; (c) Joseph D. Reid is not independent because he is the chief executive officer and chairman of Capitol and holds more than 5% of the outstanding shares of Capitol's common stock; and (d) Cristin K. Reid is not independent because she is the corporate president of Capitol.

[The remainder of this page intentionally left blank]

Item 14.  Principal Accountant Fees and Services.

Relationship with Independent Registered Public Accounting Firm

The following is a summary of BDO USA, LLP's fees for professional services rendered to Capitol during 2010 and 2009, which fees totaled $1,018,311 and $1,133,195, respectively, and are categorized in accordance with the SEC's rules on auditor independence:

Audit Fees

BDO USA, LLP's fees totaled $974,486 and $1,069,071 in connection with the audit of Capitol's consolidated financial statements and reviews of the financial statements included in Capitol's quarterly reports on Form 10-Q for the years ended December 31, 2010 and 2009, respectively, and, in 2009 its audit of Capitol's internal control over financial reporting (which was not required for 2010).  In addition, audit fees incorporate BDO USA, LLP's audits of certain bank and bank-development subsidiaries of Capitol.  Audit fees also include fees for audit services related to registration statements.

Audit Related Fees

Capitol paid BDO USA, LLP, $41,000 and $60,600 during 2010 and 2009, respectively, for audit related services, including audits of employee benefit plans and other attest services.

Tax Fees

BDO USA, LLP, was paid $2,825 and $3,524 during 2010 and 2009, respectively, for federal tax return assistance related to employee benefit plans for Capitol and its subsidiaries.

All Other Fees

BDO USA, LLP, did not perform any other services during 2010 or 2009 for Capitol.

The Audit Committee has considered whether the provision of services described under the headings "Tax Fees" and "All Other Fees" is compatible with maintaining BDO USA, LLP's independence.  Based on its consideration of the nature of work performed and amount of the fees paid to BDO USA, LLP for those services, Capitol's Audit Committee concluded the provision of such services is compatible with maintaining BDO USA, LLP's independence.

Capitol's Audit Committee's current policy requires pre-approval of all audit and nonaudit services provided by the independent registered public accounting firm before such firm begins substantial performance of any engagement.  The Audit Committee may delegate authority to a member of the Audit Committee to pre-approve the engagement of independent registered public accounting firms when the entire committee is unable to do so.  All such pre-approvals must be reported to the entire committee at the next committee meeting.  The Audit Committee's pre-approval policy prohibits BDO USA, LLP from providing any nonaudit services that are prohibited by the SEC or the Public Company Accounting Oversight Board.  All fees paid to BDO USA, LLP for services performed in 2009 and 2010 were pre-approved pursuant to this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2.  Financial Statements/Schedules:

The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-53 – F-105 of the Financial Information Section of Annual Report of the Registrant for the year ended December 31, 2010, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets--December 31, 2010 and 2009.

Consolidated statements of operations--Years ended December 31, 2010, 2009 and 2008.

Consolidated statements of changes in stockholders' equity--Years ended December 31, 2010, 2009 and 2008.

Consolidated statements of cash flows--Years ended December 31, 2010, 2009 and 2008.

Notes to consolidated financial statements.

All financial statements have been incorporated by reference from the Annual Report.  No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

(b) Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 82-83) which immediately precedes such exhibits and is incorporated herein by reference.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2011, in the capacities indicated below.

/s/ Joseph D. Reid Joseph D. Reid, Chairman, Chief Executive Officer and Director	/s/ H. Nicholas Genova H. Nicholas Genova, Director
/s/ David O'Leary David O'Leary, Secretary and Director	________________________________________ Lewis D. Johns, Director
/s/ Paul R. Ballard Paul R. Ballard, Director	/s/ Michael L. Kasten Michael L. Kasten, Vice Chairman and Director
/s/ David L. Becker David L. Becker, Director	/s/ Steven L. Maas Steven L. Maas, Director
/s/ Lawrence Connell Lawrence Connell, Vice Chairman and Director	/s/ Calvin D. Meeusen Calvin D. Meeusen, Director
/s/ Michael J. Devine Michael J. Devine, Director	/s/ Lyle W. Miller Lyle W. Miller, Vice Chairman and Director
/s/ James C. Epolito James C. Epolito, Director	/s/ Myrl D. Nofziger Myrl D. Nofziger, Director
/s/ Gary A. Falkenberg Gary A. Falkenberg, Director	/s/ Cristin K. Reid Cristin K. Reid, Corporate President and Director
/s/ Joel I. Ferguson Joel I. Ferguson, Director	________________________________________ Ronald K. Sable, Director
/s/ Kathleen A. Gaskin Kathleen A. Gaskin, Director