Form 10-Q/A
period 2010-09-30
CAPITOL BANCORP LTD
filed 2011-04-06
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

Explanatory Note

Capitol Bancorp Ltd. (Capitol) filed Amendment No. 1 to its Quarterly Report on Form 10-Q to revise its unaudited condensed consolidated financial statements and other information as of and for the three months and nine months ended September 30, 2010 that were part of Form 10-Q that Capitol filed with the Securities and Exchange Commission (SEC) on March 3, 2011.

The following items of Amendment No. 1 to Form 10-Q for the three months and nine months ended September 30, 2010 have been revised:

Part I – Financial Information:
Item 1 – Financial Statements (unaudited)
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4 – Controls and Procedures

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, updated certifications by Capitol's principal executive officer and principal financial officer are filed herewith as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 to this Amendment No. 2 on Form 10-Q which are currently dated April 6, 2011.

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

Michigan Commerce Bank's amendment of its regulatory financial statements as of and for the period ended September 30, 2010 to increase its allowance for loan losses and related provision for loan losses in the amount of $11.7 million, resulted from a recently-completed joint examination of the bank by the Federal Deposit Insurance Corporation and the Office of Financial and Insurance Regulation of the State of Michigan.  Such examination commenced in September 2010.  The bank's decision to amend its interim financial statements was based on discussion with those regulatory agencies regarding expectations that certain examination findings, including a change in estimate regarding the bank's allowance for loan losses as of September 30, 2010, would require such amendment.

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

Michigan Commerce Bank's amendment of its regulatory financial statements as of and for the period ended September 30, 2010 to increase its allowance for loan losses and related provision for loan losses in the amount of $11.7 million, resulted from a recently-completed joint examination of the bank by the Federal Deposit Insurance Corporation and the Office of Financial and Insurance Regulation of the State of Michigan.  Such examination commenced in September 2010.  The bank's decision to amend its interim financial statements was based on discussion with those regulatory agencies regarding expectations that certain examination findings, including a change in estimate regarding the bank's allowance for loan losses as of September 30, 2010, would require such amendment.  Michigan Commerce Bank is a significant subsidiary of Capitol and, accordingly, a material change in its interim financial statements is deemed to have a material effect on Capitol's condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2010.  Capitol's consolidated allowance for loan losses and related provision for loan losses have been similarly increased as of and for the three months and nine months ended September 30, 2010.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Capitol's Chief Executive Officer and Chief Financial Officer of the effectiveness of Capitol's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Capitol's disclosure controls and procedures were not effective as of September 30, 2010 as to the estimation of the allowance for loan losses at that date, as described in the following paragraphs.  The objectives of such evaluation and Capitol's disclosure controls and procedures are to ensure that information required to be disclosed by Capitol in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Capitol's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

As previously disclosed, Capitol's unaudited condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2010 were revised on March 3, 2011 to reflect an additional provision for loan losses resulting from Michigan Commerce Bank's amended regulatory financial statements encompassing that period.  Whenever a public company revises its previously-issued financial statements, the facts and circumstances of such a restatement must also be evaluated in the context of internal control over financial reporting.  Generally, a restatement is viewed as a strong indicator of a material weakness in internal control over financial reporting.  Subsequently, Capitol has carefully reevaluated its internal control over financial reporting as it relates to the process and methodology for estimating the requirements for the bank-level, as well as the consolidated allowance for loan losses as of September 30, 2010.

Capitol's management has determined that the restatement resulted in the identification of a material weakness in internal control at September 30, 2010 and all aspects of that restatement will be remediated in early 2011.  Such remediation will consist of fully incorporating all regulatory-agency imposed requirements in the computations and internal control process for estimation of allowance for loan losses requirements both at the bank level and on a consolidated basis.

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

On November 15, 2010, following prior approval by the Compensation Committee of the Board of Directors, the employment agreements with the following three named executive officers (the NEOs) of Capitol were amended and restated in substantially the same identical form of amended and restated employment agreements, a copy of which is filed hereto as Exhibit 10.1 and incorporated herein by reference:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report, Amendment No. 2, to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)
Date: April 6, 2011	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: April 6, 2011	/s/ Lee W. Hendrickson Lee W. Hendrickson (principal financial officer/ principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Form of Employment Agreement. †
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Lee W. Hendrickson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†    Previously filed.