Form 10-Q
period 2011-03-31
CAPITOL BANCORP LTD
filed 2011-05-12
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, No par value	41,122,057 shares

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

•  The possibility of the Federal Deposit Insurance Corporation (FDIC) assessing Capitol's banking subsidiaries for any cross-guaranty liability;

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

•  Other factors and other information contained in this document and in other reports and filings that Capitol makes with the SEC under the Exchange Act, including, without limitation, under the caption "Risk Factors"; and

•  Other economic, competitive, governmental, regulatory, and technical factors affecting Capitol's operations, products, services and prices.

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

Forward-Looking Statements – Continued

For a discussion of these and other risks that may cause actual results to differ from expectations, you should refer to the risk factors and other information in this Form 10-Q and Capitol's other periodic filings, including its 2010 Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, that Capitol files from time to time with the SEC.  All written or oral forward-looking statements that are made by or are attributable to Capitol are expressly qualified by this cautionary notice.

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(in $1,000s, except share and per-share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$77,008	$56,709
Money market and interest-bearing deposits	459,002	477,639
Federal funds sold	484	413
Cash and cash equivalents	536,494	534,761
Loans held for sale	1,710	6,900
Investment securities -- Note C:
Available for sale, carried at fair value	20,954	17,482
Held for long-term investment, carried at
amortized cost which approximates fair value	2,330	2,893
Total investment securities	23,284	20,375
Federal Home Loan Bank and Federal Reserve
Bank stock (carried on the basis of cost) -- Note C	17,811	17,001
Portfolio loans -- Note D:
Loans secured by real estate:
Commercial	1,346,584	1,374,791
Residential (including multi-family)	497,315	518,943
Construction, land development and other land	216,993	230,788
Total loans secured by real estate	2,060,892	2,124,522
Commercial and other business-purpose loans	350,873	375,968
Consumer	22,066	23,375
Other	16,890	15,133
Total portfolio loans	2,450,721	2,538,998
Less allowance for loan losses	(136,681)	(144,985)
Net portfolio loans	2,314,040	2,394,013
Premises and equipment	34,212	35,203
Accrued interest income	8,526	8,628
Other real estate owned	110,829	106,835
Other assets	15,555	17,965
Assets of discontinued operations -- Note E	134,501	398,533

TOTAL ASSETS	$3,196,962	$3,540,214

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$531,455	$500,809
Interest-bearing	2,276,515	2,373,492
Total deposits	2,807,970	2,874,301
Debt obligations:
Notes payable and other borrowings	106,052	117,377
Subordinated debentures -- Note I	149,080	167,586
Total debt obligations	255,132	284,963
Accrued interest on deposits and other liabilities	48,049	50,271
Liabilities of discontinued operations -- Note E	124,799	369,360
Total liabilities	3,235,950	3,578,895

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Notes G and L:
Preferred stock (Series A), 700,000 shares authorized
($100 per-share liquidation preference); 50,980 shares
issued and outstanding	5,098
Preferred stock (for potential future issuance),
19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 1,500,000,000 shares authorized;
issued and outstanding: 2011 - 41,122,757 shares
2010 - 21,614,856 shares	292,354	287,190
Retained-earnings deficit	(353,468)	(353,757)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Fair value adjustment (net of tax effect) for investment securities
available for sale (accumulated other comprehensive income)	132	156
Total Capitol Bancorp Limited stockholders' equity deficit	(56,425)	(61,854)
Noncontrolling interests in consolidated subsidiaries	17,437	23,173
Total equity deficit	(38,988)	(38,681)

TOTAL LIABILITIES AND EQUITY	$3,196,962	$3,540,214

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(in $1,000s, except per share data)

	2011	2010
Interest income:
Portfolio loans (including fees)	$34,792	$41,796
Loans held for sale	29	60
Taxable investment securities	54	222
Federal funds sold	2	5
Other	454	485
Total interest income	35,331	42,568
Interest expense:
Deposits	8,027	13,300
Debt obligations and other	3,113	4,428
Total interest expense	11,140	17,728
Net interest income	24,191	24,840
Provision for loan losses -- Note D	13,467	47,364
Net interest income (deficiency) after
provision for loan losses	10,724	(22,524)
Noninterest income:
Service charges on deposit accounts	905	978
Trust and wealth-management revenue	944	1,152
Fees from origination of non-portfolio residential
mortgage loans	268	382
Gain on sale of government-guaranteed loans	527	113
Gain on exchange of trust-preferred securities for
common stock -- Note I	16,861	--
Gain on exchange of promissory notes for common
stock	--	1,255
Realized gain on sale of investment securities available
for sale	--	14
Other	1,887	2,330
Total noninterest income	21,392	6,224
Noninterest expense:
Salaries and employee benefits	15,529	18,223
Occupancy	3,612	3,751
Equipment rent, depreciation and maintenance	2,187	2,669
Costs associated with foreclosed properties and other
real estate owned	7,497	11,593
FDIC insurance premiums and other regulatory fees	3,296	4,134
Other	7,800	6,691
Total noninterest expense	39,921	47,061
Loss before income tax benefit	(7,805)	(63,361)
Income tax benefit	(2,135)	(482)
Loss from continuing operations	(5,670)	(62,879)
Discontinued operations -- Note E:
Income from operations of bank subsidiaries sold	16	1,533
Gain on sale of bank subsidiaries	4,368	--
Less income tax expense	1,488	594
Income from discontinued operations	2,896	939
NET LOSS	(2,774)	(61,940)
Net losses attributable to noncontrolling interests in
consolidated subsidiaries	3,063	14,058

NET INCOME (LOSS) ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$289	$(47,882)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note H	$0.01	$(2.75)

See notes to condensed consolidated financial statements.

	Capitol Bancorp Limited Stockholders' Equity						Noncontrolling Interests in Consolidated Subsidiaries	Total Equity (Deficit)
	Preferred Stock	Common Stock	Retained-Earnings (Deficit)	Undistributed Common Stock Held by Employee-Benefit Trust	Accumulated Other Comprehensive Income (Loss)	Total Capitol Bancorp Limited Stockholders' Equity		
Three Months Ended March 31, 2010								
Balances at January 1, 2010		$ 277,707	$ (115,751)	$ (558)	$ (63)	$ 161,335	$ 72,271	$ 233,606
Issuance of 10,000 shares of common stock upon exercise of stock options		20				20		20
Issuance of 1,374,000 shares of common stock for redemption of promissory notes		3,325				3,325		3,325
Surrender of 755 shares of common stock to facilitate vesting of restricted stock		(2)				(2)		(2)
Reversal of compensation expense relating to 1,375 forfeited restricted common stock and stock options		(9)				(9)		(9)
Recognition of compensation expense relating to restricted common stock and stock options -- Note G		232				232		232
Tax effect of share-based payments		(22)				(22)		(22)
Components of comprehensive loss:								
Net loss			(47,882)			(47,882)	(14,058)	(61,940)
Fair value adjustment for investment securities available for sale (net of income tax effect)					170	170		170
Comprehensive loss						(47,712)		(61,770)
BALANCES AT MARCH 31, 2010		$ 281,251	$ (163,633)	$ (558)	$ 107	$ 117,167	$ 58,213	$ 175,380
Three Months Ended March 31, 2011								
Balances at January 1, 2011	$ 5,098	$ 287,190	$ (353,757)	$ (541)	$ 156	$ (61,854)	$ 23,173	$ (38,681)
Reduction in noncontrolling interest of sold subsidiary						--	(2,673)	(2,673)
Issuance of 19,545,360 shares of common stock for redemption of trust-preferred securities		5,082				5,082		5,082
Surrender of 859 shares of common stock to facilitate vesting of restricted stock		--				--		--
Reversal of compensation expense relating to 36,600 forfeited restricted common stock and stock options		(61)				(61)		(61)
Recognition of compensation expense relating to restricted common stock and stock options -- Note G		160				160		160
Tax effect of share-based payments		(17)				(17)		(17)
Components of comprehensive income (loss):								
Net income (loss)			289			289	(3,063)	(2,774)
Fair value adjustment for investment securities available for sale (net of income tax effect)					(24)	(24)		(24)
Comprehensive income (loss)						265		(2,798)
BALANCES AT MARCH 31, 2011	$ 5,098	$ 292,354	$ (353,468)	$ (541)	$ 132	$ (56,425)	$ 17,437	$ (38,988)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(in $1,000s)

	2011	2010

OPERATING ACTIVITIES
Net loss	$(2,774)	$(61,940)
Adjustments to reconcile net loss to net cash provided
by operating activities (including discontinued operations):
Provision for loan losses	13,961	50,100
Depreciation of premises and equipment	1,597	2,199
Amortization of intangibles	--	61
Net amortization of investment security premiums	3	266
Loss on sale of premises and equipment	4	1
Gain on sale of government-guaranteed loans	(786)	(462)
Gain on sale of bank subsidiaries	(4,368)	--
Gain on debt extinguishment	(16,861)	(1,255)
Realized gain on sale of investment securities available for sale	--	(14)
Loss on sale of other real estate owned	134	1,774
Write-down of other real estate owned	4,223	8,620
Amortization of issuance costs of subordinated debentures	25	37
Share-based compensation expense	99	223
Deferred income tax credit	(230)	(267)
Valuation allowance for deferred income tax assets	--	283
Originations and purchases of loans held for sale	(9,516)	(29,344)
Proceeds from sales of loans held for sale	14,847	38,598
Decrease in accrued interest income and other assets	17,262	8,720
Increase (decrease) in accrued interest expense on deposits and
other liabilities	1,187	(2,264)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,807	15,336

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	488	23,664
Proceeds from calls, prepayments and maturities of investment
securities	6,766	7,164
Purchases of investment securities	(10,265)	(2,307)
Redemption of Federal Home Loan Bank stock by issuer	42	225
Purchase of Federal Home Loan Bank stock	(849)	(87)
Net decrease in portfolio loans	40,531	66,679
Proceeds from sales of government-guaranteed loans	11,628	10,570
Proceeds from sales of premises and equipment	50	112
Purchases of premises and equipment	(592)	(254)
Proceeds from sale of bank subsidiaries	8,869	--
Payments received on other real estate owned	14	--
Proceeds from sales of other real estate owned	7,988	11,605

NET CASH PROVIDED BY INVESTING ACTIVITIES	64,670	117,371

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	42,353	37,607
Net increase (decrease) in certificates of deposit	(112,350)	6,121
Net borrowings from debt obligations	425	56
Proceeds from Federal Home Loan Bank borrowings	91,350	271,380
Payments on Federal Home Loan Bank borrowings	(103,250)	(317,135)
Net proceeds from issuance of common stock	--	20
Tax effect of share-based payments	(17)	(22)

NET CASH USED BY FINANCING ACTIVITIES	(81,489)	(1,973)

INCREASE IN CASH AND CASH EQUIVALENTS	1,988	130,734

Change in cash and cash equivalents of discontinued operations	(255)	(28,947)

Cash and cash equivalents at beginning of period	534,761	667,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$536,494	$769,668

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$11,914	$21,387
Transfers of loans to other real estate owned	17,671	20,194
Surrender of common stock to facilitate vesting of restricted stock	--	2
Exchange of common stock for redemption of debt	5,082	3,325

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

The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements as of that date.  Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed on page 41 of this document, as well as a variety of risk factors discussed elsewhere in this document and Capitol's other filings with the SEC.  Capitol's auditors included a going concern qualification in the most recent report on the Corporation's audited consolidated financial statements as of December 31, 2010.

Note B – Accounting Standards Updates

In January 2010, an accounting standards update regarding fair value measurements and disclosures was issued to require more robust disclosures about (1) different classes of assets and liabilities measured at fair value, (2) valuation techniques and inputs used, (3) the activity in Level 3 fair-value measurements and (4) the transfers between Levels 1, 2, and 3 of fair-value estimates.  The new disclosures became effective for the Corporation beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair-value measurements which became effective beginning January 1, 2011.  These new disclosures did not have a material effect on the Corporation's consolidated financial statements upon implementation.

In July 2010, an accounting standards update was issued which requires significant new disclosures on a disaggregated basis about the allowance for loan losses and the credit quality of loans.  Under this standards update, a rollforward of the allowance for loan losses with the ending balance further disaggregated on the basis of the impairment methods used to establish loss estimates, along with the related ending loan balances and significant purchases and sales of loans during the period are to be disclosed by portfolio segment or classification used for reporting purposes.  Additional disclosures are required by class of loan, including credit quality, aging of past-due loans, nonaccrual status and impairment information.  Disclosure of the nature and extent of troubled debt restructurings that occur during the period and their effect on the allowance for loan losses, as well as the effect on the allowance regarding troubled debt restructurings that occur within the prior 12 months that defaulted during the current reporting period, will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio's risk and performance.

The majority of the disclosures under this new guidance, which are required as of the end of a reporting period, were first implemented in 2010 and are set forth in Note D.  The disclosures about activity that occurs during a reporting period, except for the disclosures related to troubled debt restructurings which were further delayed as noted below, became effective January 1, 2011 and did not have an effect on the Corporation's consolidated financial statements upon implementation except for expanded disclosures therein as set forth in Note D.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note B – Accounting Standards Updates – Continued

In April 2011, an accounting standards update was issued clarifying what constitutes a troubled debt restructuring.  When performing the evaluation of whether a loan modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the modification constitutes a concession and (2) the debtor is experiencing financial difficulties as defined by the guidance.  This guidance also clarifies that a creditor is precluded from using the borrower's effective interest rate test when performing this evaluation.  For identification and disclosure purposes, this new guidance is effective beginning in the third quarter of 2011 and is to be applied retrospectively to modifications occurring on or after January 1, 2011 that remain outstanding at September 30, 2011.  The guidance requires disclosure of the total recorded investment and allowance for loan losses for newly-identified troubled debt restructurings, based on the new guidance, as of September 30, 2011.  The previously-deferred troubled debt restructuring activity related disclosures will be concurrently required.  Management has not completed its analysis of this new guidance, however, does not expect the new guidance will have a material effect on the Corporation's consolidated financial statements upon implementation beginning in the third quarter of 2011.

In April 2011, an accounting standards update was issued to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets on substantially the agreed upon terms.  This standard eliminates consideration of the transferor's ability to fulfill its contractual rights and obligations from the criteria, as well as related implementation guidance (i.e., that it possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets), in determining effective control, even in the event of default by the transferee.  Other criteria applicable to the assessment of effective control are not changed by this new guidance.  This new guidance will become effective January 1, 2012 and management does not expect it to have a material effect on the Corporation's results of operations or financial position upon implementation.

Note C – Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities consisted of the following (in $1,000s):

	March 31, 2011		December 31, 2010(1)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$4,041	$4,045	$503	$506
United States government agency	12,847	12,856	12,664	12,680
Mortgage-backed	3,518	3,676	3,758	3,918
Municipalities	370	377	371	378
	20,776	20,954	17,296	17,482
Held for long-term investment:
Capitol Development Bancorp Limited III	457	457	463	463
Corporate	1,873	1,873	2,430	2,430
	2,330	2,330	2,893	2,893

	$23,106	$23,284	$20,189	$20,375

(1)      Excludes amounts related to discontinued operations.

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

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	March 31, 2011		December 31, 2010
	Gains	Losses	Gains	Losses

United States treasury	$4		$3
United States government agency	15	$6	17	$1
Mortgage-backed	158		160
Municipalities	7		7

	$184	$6	$187	$1

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	March 31, 2011		December 31, 2010
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
United States government agency	$6	$5,002	$1	$4,794

Gross realized gains and losses from sales and maturities of investment securities were insignificant for the periods presented.

Scheduled maturities of investment securities held as of March 31, 2011 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,561	$4,567
After one year, through five years	8,286	8,307
After five years, through ten years	690	717
After ten years	7,239	7,363
Securities held for long-term investment
without stated maturities	2,330	2,330

	$23,106	$23,284

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall impairment evaluation methodology (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	March 31, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Allowance for loan losses:
Individually evaluated
for impairment	$10,946	$5,767	$5,792	$6,831			$29,336
Collectively evaluated
for impairment	44,751	23,441	14,890	23,056	$1,031	$176	107,345

Total allowance for
loan losses	$55,697	$29,208	$20,682	$29,887	$1,031	$176	$136,681

Portfolio loans:
Individually evaluated
for impairment	$171,224	$59,005	$56,493	$24,780	$22		$311,524
Collectively evaluated
for impairment	1,175,360	438,310	160,500	326,093	22,044	$16,890	2,139,197

Total portfolio loans	$1,346,584	$497,315	$216,993	$350,873	$22,066	$16,890	$2,450,721

	December 31, 2010
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Allowance for loan losses:
Individually evaluated
for impairment	$10,101	$5,828	$6,914	$6,108			$28,951
Collectively evaluated
for impairment	44,322	33,200	14,201	23,278	$858	$175	116,034

Total allowance for
loan losses	$54,423	$39,028	$21,115	$29,386	$858	$175	$144,985

Portfolio loans:
Individually evaluated
for impairment	$178,576	$57,923	$64,345	$26,914	$22		$327,780
Collectively evaluated
for impairment	1,196,215	461,020	166,443	349,054	23,353	$15,133	2,211,218

Total portfolio loans	$1,374,791	$518,943	$230,788	$375,968	$23,375	$15,133	$2,538,998

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance-sheet date.  Management's determination of the adequacy of the allowance is an estimate based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors.  The allowance is increased by provisions for loan losses charged to operations and reduced by net charge-offs.  The table below summarizes activity in the allowance for loan losses for the three months ended March 31, 2011 (in $1,000s) by loan type:

	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$54,423	$39,028	$21,115	$29,386	$858	$175	$144,985

Acquired loan loss reserve	1,043	117	651	500	68	1	2,380

Charge-offs	(8,753)	(7,341)	(8,434)	(5,325)	(223)		(30,076)
Recoveries	995	982	3,023	886	38	1	5,925
Net charge-offs	(7,758)	(6,359)	(5,411)	(4,439)	(185)	1	(24,151)

Provision for loan losses	7,989	(3,578)	4,327	4,440	290	(1)	13,467

Ending balance	$55,697	$29,208	$20,682	$29,887	$1,031	$176	$136,681

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

The table below summarizes activity in the allowance for loan losses (in $1,000s) and the ratio of net charge-offs to average portfolio loans outstanding:

	Three Months Ended March 31
	2011	2010(1)

Allowance for loan losses at beginning of period	$144,985	$129,310

Allowance for loan losses of previously-discontinued bank subsidiary	2,380	--

Loans charged-off:
Loans secured by real estate:
Commercial	(8,753)	(10,588)
Residential (including multi-family)	(7,341)	(12,126)
Construction, land development and other land	(8,434)	(13,777)
Total loans secured by real estate	(24,528)	(36,491)
Commercial and other business-purpose loans	(5,325)	(7,457)
Consumer	(223)	(157)
Total charge-offs	(30,076)	(44,105)
Recoveries:
Loans secured by real estate:
Commercial	995	358
Residential (including multi-family)	982	108
Construction, land development and other land	3,023	1,301
Total loans secured by real estate	5,000	1,767
Commercial and other business-purpose loans	886	688
Consumer	38	19
Other	1	--
Total recoveries	5,925	2,474
Net charge-offs	(24,151)	(41,631)
Additions to allowance charged to expense (provision
for loan losses)	13,467	47,364

Allowance for loan losses at end of period	$136,681	$135,043

Average total portfolio loans for the period	$2,558,053	$3,215,054

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	3.78%	5.18%

(1)      Excludes amounts related to operations discontinued in 2010 and 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	March 31, 2011	December 31, 2010(1)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$146,095	$153,956
Residential (including multi-family)	53,502	60,422
Construction, land development and other land	51,877	59,718
Total loans secured by real estate	251,474	274,096
Commercial and other business-purpose loans	30,141	30,660
Consumer	538	162
Total nonaccrual loans	282,153	304,918

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	5,049	2,875
Residential (including multi-family)	688	1,484
Construction, land development and other land	2,374	2,380
Total loans secured by real estate	8,111	6,739
Commercial and other business-purpose loans	410	2,073
Consumer	19	279
Total past due loans	8,540	9,091

Total nonperforming loans	$290,693	$314,009

Real estate owned and other repossessed assets	111,428	107,095

Total nonperforming assets	$402,121	$421,104

(1)     Excludes amounts related to operations discontinued in 2010 and 2011.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of March 31, 2011:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$74,883	$84,957	$13,091
Residential (including multi-family)	28,796	30,529	7,870
Construction, land development and other land	25,170	25,766	6,530
Total loans secured by real estate	128,849	141,252	27,491
Commercial and other business-purpose loans	19,720	21,607	10,364
Consumer	520	550	121
	149,089	163,409	37,976
With no related allowance recorded:
Loans secured by real estate:
Commercial	114,794	150,893
Residential (including multi-family)	35,056	53,372
Construction, land development and other land	35,234	58,358
Total loans secured by real estate	185,084	262,623
Commercial and other business-purpose loans	13,944	21,701
Consumer	18	43
	199,046	284,367

Total	$348,135	$447,776	$37,976

Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three months ended March 31, 2011, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Average	Interest
	Recorded	Income
	Investment	Recorded

Commercial	$189,504	$558
Residential (including multi-family)	67,160	150
Construction, land development and other land	63,893	52
Total loans secured by real estate	320,557	760
Commercial and other business-purpose loans	34,883	100
Consumer	371

Total	$355,811	$860

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of December 31, 2010:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$81,800	$131,352	$12,977
Residential (including multi-family)	39,743	47,718	10,999
Construction, land development and other land	27,150	51,117	8,554
Total loans secured by real estate	148,693	230,187	32,530
Commercial and other business-purpose loans	21,926	35,307	9,189
Consumer	185	211	104
	170,804	265,705	41,823
With no related allowance recorded:
Loans secured by real estate:
Commercial	107,531	173,018
Residential (including multi-family)	30,724	51,005
Construction, land development and other land	40,232	64,807
Total loans secured by real estate	178,487	288,830
Commercial and other business-purpose loans	14,176	23,209
Consumer	18	42
	192,681	312,081

Total	$363,485	$577,786	$41,823

The following tables summarize the aging and amounts of past due loans (in $1,000s):

	March 31, 2011
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$23,853	$5,049	$146,095	$174,997	$1,171,587	$1,346,584
Residential (including multi-
family)	8,551	688	53,502	62,741	434,574	497,315
Construction, land development
and other land	8,758	2,374	51,877	63,009	153,984	216,993
Total loans secured by real estate	41,162	8,111	251,474	300,747	1,760,145	2,060,892
Commercial and other business-
purpose loans	5,936	410	30,141	36,487	314,386	350,873
Consumer	555	19	538	1,112	20,954	22,066
Other					16,890	16,890

Total	$47,653	$8,540	$282,153	$338,346	$2,112,375	$2,450,721

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

	December 31, 2010
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$29,819	$2,875	$153,956	$186,650	$1,188,141	$1,374,791
Residential (including multi-
family)	12,470	1,484	60,422	74,376	444,567	518,943
Construction, land development
and other land	6,467	2,380	59,718	68,565	162,223	230,788
Total loans secured by real estate	48,756	6,739	274,096	329,591	1,794,931	2,124,522
Commercial and other business-
purpose loans	9,689	2,073	30,660	42,422	333,546	375,968
Consumer	560	279	162	1,001	22,374	23,375
Other					15,133	15,133

Total	$59,005	$9,091	$304,918	$373,014	$2,165,984	$2,538,998

Capitol categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt obligations based on:  current financial information, aging analysis, historical payment experience, credit documentation and public information, among other factors.  Capitol analyzes loans individually by classifying the loans as to credit risk.  This analysis generally includes all loans and is generally performed at least quarterly.  Capitol uses the following definitions for its adversely-classified risk ratings:

Watch.  Loans classified as watch have a potential weakness that deserves management's close attention.  If not improved, those potential weaknesses may result in deterioration of the repayment prospects for the loan in the future.

Substandard.  Loans classified as substandard are inadequately protected by the borrower's current net worth, paying capacity of the borrower or the fair value of collateral.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt obligation by the borrower.  These are characterized by the reasonable possibility that some loss will be sustained if the deficiencies are not favorably resolved.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Loans not meeting the preceding criteria that are analyzed individually as part of management's classification categories described on the preceding page are considered to be loans which are not adversely classified.  Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	March 31, 2011
	Loans Not Adversely Classified	Adversely Classified Loans		Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$969,754	$114,442	$262,388	$1,346,584
Residential (including multi-family)	356,893	41,155	99,267	497,315
Construction, land development and
other land	112,691	25,146	79,156	216,993
Total loans secured by real estate	1,439,338	180,743	440,811	2,060,892
Commercial and other business-purpose
loans	267,633	27,348	55,892	350,873
Consumer	20,320	378	1,368	22,066
Other	15,764	1,126		16,890

Total	$1,743,055	$209,595	$498,071	$2,450,721

	December 31, 2010
	Loans Not Adversely Classified	Adversely Classified Loans		Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$990,225	$118,619	$265,947	$1,374,791
Residential (including multi-family)	377,046	42,157	99,740	518,943
Construction, land development and
other land	115,042	30,707	85,039	230,788
Total loans secured by real estate	1,482,313	191,483	450,726	2,124,522
Commercial and other business-purpose
loans	278,739	32,220	65,009	375,968
Consumer	21,602	1,028	745	23,375
Other	13,565	1,568		15,133

Total	$1,796,219	$226,299	$516,480	$2,538,998

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Discontinued Operations

Through March 31, 2011, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale
	Date Sold	Proceeds	Gain

Bank of Tucson – main office(1)	January 24, 2011	$4,567	$4,186
Bank of Fort Bend(2)	March 30, 2011	4,302	1,432

		$8,869	$5,618

(1)	Previously a wholly-owned subsidiary of Capitol. Sale proceeds represent the net premium received from the assumption of liabilities and acquisition of assets transaction.
(2)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.

On April 19, 2011, the sale of Community Bank of Rowan was completed with aggregate proceeds of $4.8 million and an estimated loss of approximately $1.25 million, which has been reflected in Capitol's first quarter 2011 financial statements against the gain on sale of the above-mentioned bank subsidiaries.

Capitol's consolidated results of operations would not have been materially different if the sales of these banks had occurred at the beginning of the periods presented; however, such sales are reflected on that basis in the pro forma condensed consolidated financial statements on page 46 of this document.

The results of operations of Bank of Fort Bend, Bank of Tucson – main office and Community Bank of Rowan, together with the results of operations of Adams Dairy Bank, Bank of Belleville, Bank of San Francisco, Community Bank of Lincoln, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Napa Community Bank, Ohio Commerce Bank, Southern Arizona Community Bank and USNY Bank which were sold in 2010, are classified as discontinued operations for the periods presented and include the following components (in $1,000s):

	Three Months Ended March 31
	2011	2010

Interest income	$1,830	$14,927
Interest expense	427	3,305
Net interest income	1,403	11,622
Provision for loan losses	494	2,736
Net interest income after provision for
loan losses	909	8,886
Noninterest income	441	1,163
Gain on sale of bank subsidiaries	4,368
Noninterest expense	1,334	8,516
Income before income taxes	4,384	1,533
Less income tax expense	1,488	594
Net income from discontinued operations	2,896	939
Net income attributable to noncontrolling
interests in consolidated subsidiaries	(60)	(126)
Net income from discontinued operations
attributable to Capitol Bancorp Limited	$2,836	$813
Net income from discontinued operations
per common share attributable to
Capitol Bancorp Limited	$0.09	$0.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Discontinued Operations – Continued

Assets and liabilities of discontinued operations are summarized below (in $1,000s):

	March 31, 2011	Dec 31, 2010		March 31, 2011	Dec 31, 2010
Assets:			Liabilities:
Cash and cash equivalents	$19,719	$86,747	Noninterest-bearing
Investment securities	6,682	10,664	deposits	$9,212	$84,840
Federal Home Loan Bank			Interest-bearing deposits	111,468	277,677
stock	1,065	1,912	Total deposits	120,680	362,517
Portfolio loans	101,219	292,047	Other liabilities	4,119	6,843
Less allowance for loan
losses	(1,628)	(4,816)		$124,799	$369,360
Net portfolio loans	99,591	287,231
Premises and equipment	2,667	4,169
Other real estate owned	2,099	2,226
Other assets	2,678	5,584

	$134,501	$398,533

Note F – Fair Value

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at March 31, 2011.  Fair value is based on independent quoted market prices, where applicable, or the prices for other whole mortgage loans with similar characteristics.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments for collateral-dependent loans are recorded to reflect partial write-downs or specific reserves based on the observable market price, current appraised value of the collateral or other estimates of fair value.

Other real estate owned:  At the time of foreclosure, foreclosed properties are adjusted to estimated fair value less estimated costs to sell upon transfer from portfolio loans to other real estate owned, establishing a new carrying value.  The Corporation subsequently adjusts estimated fair value of other real estate owned on a nonrecurring basis to reflect partial write-downs based on the observable market price or current appraisal data.

Long-lived and indefinite-lived assets:  The Corporation does not record long-lived or indefinite-lived assets at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to a long-lived or indefinite-lived asset are recorded to reflect partial write-downs based on the observable market price or other estimate of fair value in the event of impairment.

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2011 and December 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Fair Value – Continued

Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	March 31, 2011		December 31, 2010
	Total	Significant Other Observable Inputs (Level 2)	Total(2)	Significant Other Observable Inputs (Level 2)(2)

Investment securities available for sale:
United States treasury	$4,045	$4,045	$506	$506
United States government agency	12,856	12,856	12,680	12,680
Mortgage-backed	3,676	3,676	3,918	3,918
Municipalities	377	377	378	378

	$20,954	$20,954	$17,482	$17,482

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	March 31, 2011		December 31, 2010
	Total	Significant Unobservable Inputs (Level 3)	Total(2)	Significant Unobservable Inputs (Level 3)(2)

Impaired loans(1)	$313,665	$313,665	$321,196	$321,196

Other real estate owned(1)	$110,829	$110,829	$106,835	$106,835

(1)
Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.  For other real estate owned, such fair value is reduced by estimated costs to sell the properties.

(2)	Excludes amounts related to discontinued operations.

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a loan secured by real estate will be foreclosed.  Adjustments to the loan's carrying value (or requirements for an allocation of the allowance for loan losses) are made, when appropriate, after review of appraisal data or, in the absence of a recent appraisal, if market conditions significantly decline further.  The timing of when a collateral-dependent loan should be classified as a nonperforming credit is contingent upon several factors, including the performance of the loan, payment history and/or results of the bank's review of updated borrower financial information.

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan being recognized as impaired and receipt of an updated appraisal, the loan will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, the loan will be further evaluated for appropriate write-down.  Generally, negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loans are charged to the allowance for loan losses, as a partial write-down/charge-off, on a timely basis after the appraisal has been received and reviewed.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Internally-developed evaluations may be used when the amount of a loan is less than $250,000.  Internally-prepared evaluations may also be used when the most recent appraisal date is within a year to estimate the current effect of economic conditions or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Fair Value – Continued

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

	March 31, 2011			December 31, 2010(2)
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$536,494	$536,494		$534,761	$534,761
Loans held for sale	1,710	1,710		6,900	6,900
Investment securities:
Available for sale	20,954	20,954		17,482	17,482
Held for long-term investment	2,330	2,330		2,893	2,893
	23,284	23,284		20,375	20,375
Federal Home Loan Bank and Federal Reserve Bank stock	17,811	17,811		17,001	17,001
Portfolio loans:
Loans secured by real estate:
Commercial	1,346,584	1,347,647		1,374,791	1,379,583
Residential (including multi-family)	497,315	497,524		518,943	518,493
Construction, land development and other land	216,993	217,305		230,788	230,886
Total loans secured by real estate	2,060,892	2,062,476		2,124,522	2,128,962
Commercial and other business-purpose loans	350,873	351,369		375,968	376,338
Consumer	22,066	22,358		23,375	23,613
Other	16,890	17,002		15,133	15,055
Total portfolio loans	2,450,721	2,453,205		2,538,998	2,543,968
Less allowance for loan losses	(136,681)	(136,681)		(144,985)	(144,985)
Net portfolio loans	2,314,040	2,316,524		2,394,013	2,398,983

Financial liabilities:
Deposits:
Noninterest-bearing	531,455	531,455		500,809	500,809
Interest-bearing:
Demand accounts	757,271	757,271		787,042	787,042
Time certificates of less than $100,000	689,866	693,625		711,609	715,720
Time certificates of $100,000 or more	829,378	832,952		874,841	878,653
Total interest-bearing	2,276,515	2,283,848		2,373,492	2,381,415
Total deposits	2,807,970	2,815,303		2,874,301	2,882,224
Notes payable and other borrowings	106,052	99,126		117,377	110,204
Subordinated debentures	149,080	151,296	(1)	167,586	170,841	(1)

(1)	Represents liquidation or principal amount outstanding. The quoted market value of certain trust-preferred securities
(Capitol Trust I and XII) included within subordinated debentures was substantially less than that amount.
(2)	Excludes amounts related to discontinued operations.

Estimated fair values of financial assets and liabilities in the table above are based upon a comparison of current interest rates on financial instruments and the timing of related scheduled cash flows to the estimated present value of such cash flows using current estimated market rates of interest (unless quoted market values or other fair value information is more readily available, except certain subordinated debentures, as indicated above, for which the fair value is based on the liquidation or principal amount outstanding).  For example, the estimated fair value of portfolio loans is based on discounted cash flow computations.  Similarly, the estimated fair values of time deposits, notes payable and other borrowings were determined through discounted cash flow computations.  Such estimates of fair value are not intended to represent portfolio liquidation value and, accordingly, only represent an estimate of fair value based on current financial reporting requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Fair Value – Continued

Given current economic conditions, the majority of the loan portfolio is not readily marketable and, accordingly, market prices may not exist.  Capitol has not attempted to market the loan portfolio to potential buyers, if any exist, to determine the fair value of those instruments.  Since negotiated prices, if any, in illiquid markets depend upon the then-present motivations of the buyer and seller, it is reasonable to assume that potential sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates commensurate with risk may dramatically impact the value of financial instruments at any time.  Accordingly, fair value measurements for loans included in the preceding table are unlikely to represent the instruments' liquidation values.

Note G – Stock Options

Stock option activity is summarized as follows:

	Number Outstanding	Exercise Price Range	Weighted Average Exercise Price

Outstanding at January 1, 2011	1,745,602	$1.78 to $ 46.20	$21.53
Cancelled or expired	(29,307)	28.75 to 30.21	29.29

Outstanding at March 31, 2011	1,716,295	$1.78 to $ 46.20	$21.40

Stock options were granted during the three months ended March 31, 2010 with an aggregate fair value approximating $237,000 (none were granted in 2011).  Share-based compensation expense relating to stock options for the three months ended March 31, 2011 and 2010 approximated $2,000 and $83,000, respectively.

As of March 31, 2011, stock options outstanding had a weighted average remaining contractual life of 2.48 years and, due to the exercise price being greater than the fair value of Capitol's common stock, had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of March 31, 2011:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$1.00 to 14.99	566,105	$2.49	4.50 years
$15.00 to 19.99	66,883	16.40	0.53 years
$20.00 to 24.99	205,953	22.02	3.29 years
$25.00 to 29.99	90,001	25.47	0.22 years
$30.00 to 34.99	457,357	31.78	0.91 years
$35.00 or more	339,996	37.91	1.79 years

Total outstanding	1,716,295	$21.40

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note H – Net Income (Loss) Per Common Share Attributable to Capitol Bancorp Limited

Computations of income (loss) per common share were based on the following (in 1,000s) for the three months ended March 31:

	Three Months Ended March 31
	2011	2010

Numerator—net income (loss) attributable to Capitol Bancorp Limited for the period	$289	$(47,882)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic earnings per share)	32,164	17,402

Effect of dilutive securities:
Unvested restricted shares of common stock	711	--

Denominator for diluted earnings per share— Weighted average number of shares and potential dilution	32,875	17,402

Number of antidilutive stock options excluded from diluted earnings per share computation	1,716	2,355

Number of antidilutive unvested restricted shares excluded from basic and diluted earnings per share computation	30	140

Number of antidilutive warrants excluded from diluted earnings per share computation	1,325	76

Note I – Trust-Preferred Securities

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $19.8 million and $20.8 million at March 31, 2011 and December 31, 2010, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

On January 31, 2011, Capitol accepted for exchange 1,180,602 of the 2,530,000 outstanding shares of trust-preferred securities of Capitol Trust I and 773,934 of the 1,454,100 outstanding shares of trust-preferred securities of Capitol Trust XII and, pursuant to the related exchange offer, issued approximately 19.5 million of previously-unissued shares of Capitol's common stock.  Such exchange resulted in the retirement of approximately $19.5 million aggregate liquidation amount of the trust-preferred securities on a combined basis and eliminated approximately $2.4 million of accrued interest payable associated with the retired securities, which collectively increased Capitol's equity and regulatory capital by $21.9 million, including a gain on the transaction of approximately $16.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note J – Pending Sale of Subsidiary Banks

In addition to completed sales of certain bank subsidiaries (see Note E), Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which were pending at March 31, 2011:  1st Commerce Bank, Bank of Feather River, Bank of Las Colinas, Bank of Michigan, Evansville Commerce Bank and High Desert Bank.  The financial statement impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 46 and 47 of this document.

On April 19, 2011, the sale of Community Bank of Rowan was completed with aggregate proceeds of $4.8 million and an estimated loss of approximately $1.25 million, which has been reflected in Capitol's first quarter 2011 financial statements against the gain on sale of bank subsidiaries.

The remaining pending bank sales are subject to regulatory approval and other significant contingencies.

Note K – Regulatory and Operating Matters

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

Many of Capitol's bank subsidiaries have entered into formal agreements (as well as informal agreements) with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.

The FDIC may issue Prompt Corrective Action Notifications (PCAN) to banking subsidiaries falling below the "adequately-capitalized" regulatory-capital classification, and subsequently may issue Prompt Correction Action Directives (PCAD).  PCADs may be issued when a bank, which has previously received a PCAN, has submitted two consecutive capital restoration plans which have been rejected by the FDIC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note K – Regulatory and Operating Matters – Continued

Banking subsidiaries which have recently received a PCAN and/or a PCAD are as follows, as of March 2011 (listed in descending order based on total assets):

PCAN	PCAD

Michigan Commerce Bank	Michigan Commerce Bank
Bank of Las Vegas	Bank of Las Vegas
Sunrise Bank of Arizona	Sunrise Bank of Arizona
Sunrise Bank (GA)
First Carolina State Bank
Central Arizona Bank	Central Arizona Bank
Sunrise Bank of Albuquerque
1st Commerce Bank
Pisgah Community Bank

For each banking subsidiary which has received a PCAN, capital restoration plans have been requested by the FDIC, prepared and resubmitted for regulatory review and approval.  For banks in receipt of a PCAD, those institutions are striving to develop and implement capital restoration plans which may be subsequently acceptable to the FDIC.

Regulatory capital matters are set forth in Note L.

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

One particularly important aspect of the Dodd-Frank Act (as amended) is that certain trust-preferred securities issued by bank holding companies with total assets less than $10 billion, such as Capitol, will be permitted to be included as an element of qualifying capital for regulatory capital-adequacy purposes.  Accordingly, Capitol's trust-preferred securities may be included in regulatory capital measurements in the future, subject to certain limitations, although none of those securities are currently included.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note L –Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

		March 31,		December 31,
		2011		2010
Tier 1 capital to average adjusted total assets:
Minimum required amount(1)	≥	$133,648	≥	$155,224
Actual amount		$(39,618)		$(39,980)
Ratio		(1.19)%		(1.03)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(2)	≥	$100,366	≥	$110,909
Actual amount		$(39,618)		$(39,980)
Ratio		(1.58)%		(1.44)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(3)	≥	$200,732	≥	$221,818
Actual amount		$(39,618)		$(39,980)
Ratio		(1.58)%		(1.44)%

(1)	The minimum required ratio of Tier 1 capital to average adjusted total assets is 4%.
(2)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(3)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.

Capitol's total risk-based capital ratio at March 31, 2011 and December 31, 2010 was materially and adversely impacted by the exclusion of approximately $181.8 million and $203.7 million, respectively, of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted from operating losses; however, a Tier 2 limitation, primarily due to the exclusion of trust-preferred securities, did not apply to Capitol's regulatory capital computations at earlier measurement dates prior to 2010.

The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at March 31, 2011 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Regulatory capital ratios of the banks are set forth on page 40 on this document.

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

Financial Condition

Total assets approximated $3.2 billion at March 31, 2011 and $3.5 billion at December 31, 2010.  The balance sheet includes total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	March 31, 2011	December 31, 2010
Arizona Region:
Bank of Tucson(1)		$222,882
Central Arizona Bank	$70,769	75,590
Sunrise Bank of Albuquerque	64,623	73,539
Sunrise Bank of Arizona	391,375	353,154
Arizona Region Total	526,767	725,165

California Region:
Bank of Feather River	41,245	38,930
Sunrise Bank	232,003	231,836
California Region Total	273,248	270,766

Colorado Region:
Mountain View Bank of Commerce	60,424	60,303

Great Lakes Region:
Bank of Maumee	38,820	40,300
Bank of Michigan	79,916	81,873
Capitol National Bank	158,116	157,606
Evansville Commerce Bank	48,436	52,506
Indiana Community Bank	129,078	128,728
Michigan Commerce Bank	884,477	933,698
Great Lakes Region Total	1,338,843	1,394,711

Nevada Region:
1st Commerce Bank	34,513	39,555
Bank of Las Vegas	351,889	375,084
Nevada Region Total	386,402	414,639

Northwest Region:
Bank of the Northwest	146,388	145,540
High Desert Bank	35,608	37,967
Northwest Region Total	181,996	183,507

Southeast Region:
Community Bank of Rowan(1)	134,501	140,276
First Carolina State Bank	99,176	103,254
Pisgah Community Bank	37,254	43,125
Sunrise Bank	106,007	112,718
Southeast Region Total	376,938	399,373

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	March 31, 2011	December 31, 2010
Texas Region:
Bank of Fort Bend(1)		$35,375
Bank of Las Colinas	$49,949	44,767
Texas Region Total	49,949	80,142

Parent company and other, net	2,395	11,608

Consolidated totals	3,196,962	3,540,214
Less discontinued operations	(134,501)	(398,533)

Consolidated totals—continuing operations	$3,062,461	$3,141,681

(1)
Capitol sold its ownership in Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011 and Bank of Tucson effective January 24, 2011.  The banks' operations have been included in Capitol's consolidated totals up to the date of sale; however, the banks' results are reflected in discontinued operations.

Total assets decreased $343 million during the three months ended March 31, 2011, of which $258 million related to bank subsidiaries sold during the period.

Portfolio loans, the single largest asset category (77% of total assets at March 31, 2011), decreased during the three months ended March 31, 2011 by approximately $88 million, compared to a decrease of about $139 million during the corresponding period of 2010.  The portfolio decrease is in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.  Because portfolio loans compose the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

Geographic diversification of Capitol's balance sheet is important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of March 31, 2011, 46% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (43% at December 31, 2010) and 54% of the consolidated loan portfolio relates to banks located in other regions of the country (57% at December 31, 2010).  This is important because Capitol's diversification efforts lessen disproportionate geographic concentration within a specific region.

The consolidated allowance for loan losses at March 31, 2011 approximated $136.7 million or 5.58% of total portfolio loans, a decrease from the 5.71% ratio at the beginning of the year (excluding discontinued operations), resulting from some improvement in economic conditions and changes in asset quality.

Loan charge-offs for the interim 2011 period, which decreased significantly compared to 2010, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in the 2010 period related primarily to Michigan, Arizona and Nevada banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2011 provision for loan losses is discussed in further detail in the 'Results of Operations' section of this narrative.

Nonperforming loans decreased $23.3 million or 7.4% during the three months ended March 31, 2011, compared to a large increase of $36.5 million or 11.9% in the corresponding period of 2010.  Nonperforming loans have decreased for three consecutive quarters.  Management believes the overall decrease may demonstrate some stabilization in several of Capitol's key markets; however, no assurance can be given that future operating results will continue to reflect these recent trends.

Nonperforming assets decreased $19.0 million for the three months ended March 31, 2011, compared to an $8.4 million decrease in the immediately preceding quarterly period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The allowance for loan losses as a percentage of nonperforming loans approximated 47.02% at March 31, 2011, compared to 46.17% at the beginning of the year (excluding operations discontinued in 2010).  As previously-discussed, the allowance for loan losses is an estimate determined by management at the balance-sheet date.  Levels of nonperforming loans may fluctuate at balance-sheet dates by amounts which are not commensurate with the ratio of the allowance for loan losses or the so-called allowance coverage ratio of nonperforming loans (i.e., the allowance for loan losses as a percentage of nonperforming loans).  Several factors may contribute to this occurrence.  For example, estimated losses relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans and, accordingly, there is no related allowance for loan losses allocation necessary.  Further, some collateral-dependent loans may have minimal or no loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

While recent reductions in nonperforming loans and other nonperforming assets are encouraging, future changes in asset quality remain uncertain.  Because bank subsidiaries which have been sold during 2010 and the interim 2011 period had relatively better asset quality than the remaining banks, nonperforming assets increased as a percentage of consolidated portfolio loans and total assets, despite the most recent decreases in the amount of nonperforming assets.

Nonperforming loans at March 31, 2011 approximated 11.86% of total portfolio loans, a decrease from the December 31, 2010 ratio of 12.4% (excluding discontinued operations).  Of the nonperforming loans at March 31, 2011, about 89% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at March 31, 2011 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a loan secured by real estate will be foreclosed.  Adjustments to the loan's carrying value (or requirements for an allocation of the allowance for loan losses) are made, when appropriate, after review of appraisal data or, in the absence of a recent appraisal, if market conditions significantly decline further.  The timing of when a collateral-dependent loan should be classified as a nonperforming credit is contingent upon several factors, including the performance of the loan, payment history and/or results of the bank's review of updated borrower financial information.

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan being recognized as impaired and receipt of an updated appraisal, the loan will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, the loan will be further evaluated for appropriate write-down.  Generally, negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loans are charged to the allowance for loan losses, as a partial write-down/charge-off, on a timely basis after the appraisal has been received and reviewed.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Internally-developed

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

evaluations may be used when the amount of a loan is less than $250,000.  Internally-prepared evaluations may also be used when the most recent appraisal date is within a year to estimate the current effect of economic conditions or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

Total nonperforming loans approximated $291 million at March 31, 2011.  Of that total, $132.8 million or 45.7% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan.  Nonperforming loans have decreased significantly during the three months ended March 31, 2011 by $11.9 million within the Great Lakes Region and $4.9 million within the Nevada Region.

In response to the elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for the Great Lakes Region (including some loans carried at the parent level), Arizona Region and the Nevada Region, approximating 5.86%, 5.55% and 7.51% of portfolio loans for the respective region on a combined basis as of March 31, 2011.  The allowance for loan losses levels range as high as 12.69% at Pisgah Community Bank, 7.56% at Bank of Las Vegas and 6.76% at Michigan Commerce Bank.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.

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

At March 31, 2011, problem and potential-problem loans (including the previously-discussed nonperforming loans) approximated $707.7 million or about 29% of total consolidated portfolio loans, compared to approximately $742.8 million or about 29% at December 31, 2010.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they necessarily deemed "impaired"), but rather are identified by management as potential problem loans to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously-discussed, are primarily secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first three months of 2011.

Regarding other real estate owned and collateral-dependent loans in Michigan (about 32% of consolidated totals), foreclosure laws in that state generally favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) take much longer than in many other states.  Further, once a property is available to the bank for sale or liquidation, current market conditions (particularly in Michigan, Arizona and Nevada) may not be conducive to rapid marketing or near-term sale of the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2011	Dec 31, 2010	March 31, 2011	Dec 31, 2010	March 31, 2011	Dec 31, 2010	March 31, 2011	Dec 31, 2010
Arizona Region:
Bank of Tucson(1)		$159,334		$2,380		$7,711		1.49%
Central Arizona Bank	$48,442	52,844	$2,031	2,552	$3,986	5,092	4.19%	4.83%
Sunrise Bank of Albuquerque	50,051	52,502	2,692	2,499	3,986	4,731	5.38%	4.76%
Sunrise Bank of Arizona	288,155	264,181	16,740	16,700	29,507	29,936	5.81%	6.32%
Arizona Region Total	386,648	528,861	21,463	24,131	37,479	47,470	5.55%	4.56%

California Region:
Bank of Feather River	33,167	31,297	501	479			1.51%	1.53%
Sunrise Bank	182,870	183,641	7,554	7,815	6,920	8,529	4.13%	4.26%
California Region Total	216,037	214,938	8,055	8,294	6,920	8,529	3.73%	3.86%

Colorado Region:
Mountain View Bank of Commerce	42,882	41,087	803	789	879	883	1.87%	1.92%

Great Lakes Region:
Bank of Maumee	32,299	33,558	1,422	1,427	715	442	4.40%	4.25%
Bank of Michigan	63,133	64,278	1,501	1,368	2,094	2,312	2.38%	2.13%
Capitol National Bank	133,598	138,251	5,063	5,976	12,782	13,616	3.79%	4.32%
Evansville Commerce Bank	36,074	38,609	1,029	1,103	1,551	1,801	2.85%	2.86%
Indiana Community Bank	108,062	112,986	3,758	3,703	7,758	8,358	3.48%	3.28%
Michigan Commerce Bank	754,839	812,088	51,012	57,381	105,020	114,937	6.76%	7.07%
Great Lakes Region Total	1,128,005	1,199,770	63,785	70,958	129,920	141,466	5.65%	5.91%

Nevada Region:
1st Commerce Bank	24,229	25,521	1,658	624	4,886	5,611	6.84%	2.45%
Bank of Las Vegas	286,145	306,802	21,641	25,235	77,836	82,042	7.56%	8.23%
Nevada Region Total	310,374	332,323	23,299	25,859	82,722	87,653	7.51%	7.78%

Northwest Region:
Bank of the Northwest	118,188	118,755	4,002	4,000	5,610	6,609	3.39%	3.37%
High Desert Bank	28,935	29,872	1,450	1,350	933	1,053	5.01%	4.52%
Northwest Region Total	147,123	148,627	5,452	5,350	6,543	7,662	3.71%	3.60%

Southeast Region:
Community Bank of Rowan(1)	101,219	102,926	1,628	1,736	4,411	3,441	1.61%	1.69%
First Carolina State Bank	73,248	77,797	3,308	2,389	5,775	6,560	4.52%	3.07%
Pisgah Community Bank	26,493	28,071	3,362	1,511	7,289	6,968	12.69%	5.38%
Sunrise Bank	74,147	79,558	3,785	4,374	9,441	10,452	5.40%	5.50%
Southeast Region Total	275,107	288,352	12,083	10,010	26,916	27,421	4.39%	3.47%

Texas Region:
Bank of Fort Bend(1)		29,788		700		419		2.35%
Bank of Las Colinas	40,772	41,434	737	737	891	907	1.81%	1.78%
Texas Region Total	40,772	71,222	737	1,437	891	1,326	1.81%	2.02%

Parent company and other, net	4,992	5,866	2,632	2,973	2,834	3,170	52.72%	n.m.

Consolidated totals	2,551,940	2,831,046	138,309	149,801	295,104	325,580	5.42%	5.29%
Less discontinued operations	(101,219)	(292,048)	(1,628)	(4,816)	(4,411)	(11,571)		(1.49)%

Consolidated totals relating to continuing operations	$2,450,721	$2,538,998	$136,681	$144,985	$290,693	$314,009	5.58%	5.71%

(1)
Capitol sold its ownership in Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011 and Bank of Tucson effective January 24, 2011.  The banks' operations have been included in Capitol's consolidated totals up to the date of sale; however, the banks' results are reflected in discontinued operations.

n.m.	Not meaningful.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Accounting for income taxes requires significant estimates and management judgments.  At March 31, 2011, Capitol had a deferred tax asset approximating $198.6 million ($192.1 million at December 31, 2010), subject to a related valuation allowance.  When realization of the deferred tax asset is in doubt, a valuation reserve is required to reduce the deferred tax asset to the amount which is more-likely-than-not realizable.  Although there was a small gain recognized in the interim 2011 period, management reviewed the potential realization of net deferred tax assets as of March 31, 2011 and increased the related valuation allowance to $197.5 million, reducing the net deferred tax asset to approximately $1.1 million.  The net deferred tax asset ($1.1 million and $1.8 million at March 31, 2011 and December 31, 2010, respectively) represents the amount which is more-likely-than-not realizable at the balance-sheet date for a small group of less than 80%-owned consolidated bank subsidiaries.

Results of Operations

Summary

Net income attributable to Capitol for the three months ended March 31, 2011 approximated $289,000 compared to a net loss of $47.9 million in the corresponding period of 2010.  Net income per common share attributable to Capitol was $0.01 for the three months ended March 31, 2011 compared to a net loss per share of $2.75 in the corresponding 2010 period.  Net income relating to discontinued operations was not material to the periods presented except for the gain on sale of bank subsidiaries which approximated $4.4 million for the three months ended March 31, 2011.

The primary reasons for the interim 2011 net income were a significant reduction in the provision for loan losses of $33.9 million to $13.5 million for the three months ended March 31, 2011 compared to a provision of $47.4 million for the corresponding period of 2010 (excluding discontinued operations), as well as a gain on exchange of trust-preferred securities for common stock of approximately $16.9 million.

Analytical Review

The provision for loan losses decreased significantly for the three months ended March 31, 2011 due to lower levels of loan charge-offs, declining levels of nonperforming loans and stable valuations of collateral-dependent loans, primarily secured by real estate.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously-discussed.  The significant increase in the provision for loan losses in the preceding year had a material adverse effect on interim 2010 operating results.

The net interest margin approximated 3.15% for the three months ended March 31, 2011, a 21 basis-point increase compared to 2.94% for the three months ended December 31, 2010, and a 12 basis-point increase compared to 3.03% for the three months ended March 31, 2010.  It is difficult to speculate on future changes in net interest margin.  Net interest income for the three-month 2011 period totaled $24.2 million, a small decrease compared to $24.8 million in 2010.

While net interest income was relatively stable during the interim 2011 period in spite of a significantly reduced asset base compared to 2010, provisions for loan losses did not exceed net interest income for the interim period of 2011 as it did in the interim 2010 period.

Noninterest income for the three months ended March 31, 2011 approximated $21.4 million, a significant increase compared to $6.2 million for the same period in 2010. The interim 2011 period included a gain on exchange of trust-preferred securities of $16.9 million (see Note I to the accompanying condensed consolidated financial statements) and the interim 2010 period included a gain on exchange of promissory notes for common stock of $1.3 million.  When excluding each of these gains, noninterest income showed a 9% decline in 2011 compared to 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $39.9 million for the three-month 2011 period compared to $47.1 million for the comparable period of 2010.  The decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $4.1 million (35%) to $7.5 million in the three-month 2011 period ($11.6 million in the corresponding 2010 period), due to stable valuations and holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased for the first quarter in over a year to $3.3 million compared to $4.1 million in the 2010 period due to the decline in deposits which is used for the assessment base.

The largest element of noninterest expense is salaries and employee benefits, which approximated $15.5 million for the three months ended March 31, 2011, a decrease of 14.8% from $18.2 million in the corresponding period of 2010, as a result of Capitol's efforts to reduce and streamline staffing at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following for the period ended March 31 (in $1,000s):

	Three Months Ended March 31
	2011	2010(1)

Impairment loss	$1,600
Legal fees	896	$941
Insurance	790	275
Loan and collection expense	508	898
Professional fees	465	2,042
Bank services (ATMs, telephone banking and Internet banking)	366	306
Directors' fees	300	392
Paper, printing and supplies	293	349
Communications	282	299
Advertising	278	366
Travel, lodging and meals	247	246
Other	1,775	577

Total	$7,800	$6,691

(1)  Excludes amounts related to operations discontinued in 2010.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the three months ended March 31 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Arizona Region:
Bank of Tucson(3)		$3,189		$633		13.12%		1.21%
Central Arizona Bank	$729	631	$(663)	(1,011)
Southern Arizona Community Bank(3)		1,230		203		8.45%		0.86%
Sunrise Bank of Albuquerque	805	957	(734)	(677)
Sunrise Bank of Arizona	5,397	3,787	(2,506)	(16,180)
Arizona Region Total	6,931	9,794	(3,903)	(17,032)

California Region:
Bank of Feather River	636	566	14	30	0.90%	1.98%	0.14%	0.36%
Bank of San Francisco(3)		1,356		160		7.54%		0.71%
Napa Community Bank(3)		2,224		(219)
Sunrise Bank	2,899	3,431	542	(1,480)	10.99%		0.96%
California Region Total	3,535	7,577	556	(1,509)

Colorado Region:
Fort Collins Commerce Bank(3)		1,434		86		3.63%		0.37%
Larimer Bank of Commerce(3)		1,330		55		2.77%		0.25%
Loveland Bank of Commerce(3)		573		34		2.17%		0.34%
Mountain View Bank of Commerce	690	677	33	41	1.82%	2.31%	0.22%	0.33%
Colorado Region Total	690	4,014	33	216

Great Lakes Region:
Bank of Maumee	535	633	(26)	(138)
Bank of Michigan	1,223	1,155	37	(175)	2.15%		0.19%
Capitol National Bank	2,192	2,604	27	(642)	1.02%		0.07%
Evansville Commerce Bank	613	706	(45)	(150)
Indiana Community Bank	1,690	1,999	(268)	(424)
Michigan Commerce Bank	14,311	15,673	(7,123)	(27,308)
Ohio Commerce Bank(3)		1,011		128		5.42%		0.75%
Great Lakes Region Total	20,564	23,781	(7,398)	(28,709)

Midwest Region
Adams Dairy Bank(3)		626		(110)
Bank of Belleville(3)		785		12		0.68%		0.07%
Community Bank of Lincoln(3)		658		(202)
Midwest Region Total		2,069		(300)

Nevada Region:
1st Commerce Bank	335	483	(1,778)	(725)
Bank of Las Vegas	3,743	4,973	(695)	(9,381)
Nevada Region Total	4,078	5,456	(2,473)	(10,106)

Northeast Region:
USNY Bank(3)		1,004		203		15.63%		1.27%

Northwest Region:
Bank of the Northwest	1,853	2,079	81	(731)	2.17%		0.23%
High Desert Bank	492	563	(320)	(291)
Northwest Region Total	2,345	2,642	(239)	(1,022)

Southeast Region:
Community Bank of Rowan(3)(4)	1,550		(71)					0.47%
First Carolina State Bank	1,018	1,133	(2,120)	(782)
Pisgah Community Bank	353	541	(2,385)	(6,542)
Sunrise Bank	1,261	1,703	(1,002)	(1,528)
Southeast Region Total	4,182	3,377	(5,578)	(8,852)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Texas Region:
Bank of Fort Bend(3)	$720	$494	$128	$(50)	14.82%		2.27%
Bank of Las Colinas	613	513	38	(43)	2.78%		0.34%
Texas Region Total	1,333	1,007	166	(93)

Parent company and other, net	19,704	4,161	16,062	5,264
Consolidated totals	63,359	64,882	(2,774)	(61,940)
Less discontinued operations	(6,639)	(15,914)	2,896	939

Consolidated totals for continuing operations	$56,723	$48,968	$(5,670)	$(62,879)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Capitol sold its ownership in Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011; Bank of Tucson effective January 24, 2011; Southern Arizona community Bank effective December 10, 2010; Fort Collins Commerce Bank, Larimer Bank of Commerce and Loveland Bank of Commerce effective October 29, 2010; Bank of San Francisco effective September 28, 2010; Adams Dairy Bank effective August 31, 2010; USNY Bank effective August 23, 2010; Community Bank of Lincoln effective July 30, 2010; Ohio Commerce Bank effective June 30, 2010; Napa Community Bank effective April 30, 2010 and Bank of Belleville effective April 27, 2010.  The banks' operations have been included in Capitol's consolidated totals up to the date of sale; however, the banks' results are reflected in discontinued operations.

(4)
As of December 31, 2009, Community Bank of Rowan (CBR) was a majority-owned subsidiary of Capitol Development Bancorp Limited III (CDBL III) which, due to a change in control effective September 30, 2009, became an unconsolidated affiliate of Capitol.  Effective June 30, 2010, CDBL III transferred its controlling interest in CBR to Capitol in exchange for preferred stock of Capitol and, accordingly, CBR became a consolidated subsidiary of Capitol on that date.

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $66 million during the three months ended March 31, 2011 compared to a $44 million increase in the corresponding period of 2010.  Brokered deposits approximated $190 million as of March 31, 2011, or about 6.5% of total deposits, a decrease of $89 million during the three-month 2011 period, as the banks have sought to reduce use of that funding source based on maturity and interest-rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  Brokered deposits at March 31, 2011 include about $147 million of relationship-based structured time accounts.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 18.9% of total deposits at March 31, 2011, an increase from 17.4% at December 31, 2010, and an increase of $30.6 million in the 2011 interim period compared to an increase of $5.4 million during the 2010 period (excluding discontinued operations).  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  During the 2011 period, however, interest-bearing deposits decreased about $97.0 million, mostly related to the previously-mentioned reduction in brokered deposits.

Cash and cash equivalents amounted to $536.5 million or 16.8% of total assets at March 31, 2011, compared to $534.8 million or 15.1% of total assets at December 31, 2010 as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were used to reduce debt obligations or deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into investment securities during a low interest-rate environment and a cautious approach to making new loans in an uncertain economy.  Management believes the banks' liquidity position at March 31, 2011 is adequate to fund loan demand and meet depositor needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At March 31, 2011, Capitol's banks had approximately $21.0 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $100.1 million at March 31, 2011 and additional borrowing capacity approximated $125.8 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and related matters.  Total notes payable and other borrowings were $6 million at March 31, 2011.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $19.8 million and $20.8 million at March 31, 2011 and December 31, 2010, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

On January 31, 2011, Capitol accepted for exchange 1,180,602 of the 2,530,000 outstanding shares of trust-preferred securities of Capitol Trust I and 773,934 of the 1,454,100 outstanding shares of trust-preferred securities of Capitol Trust XII and, pursuant to the related exchange offer, issued approximately 19.5 million of previously-unissued shares of Capitol's common stock.  Such exchange resulted in the retirement of approximately $19.5 million aggregate liquidation amount of the trust-preferred securities on a combined basis and eliminated approximately $2.4 million of accrued interest payable associated with the retired securities, which collectively increased Capitol's equity and regulatory capital by $21.9 million, including a gain on the transaction of approximately $16.9 million.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (1.77)% at March 31, 2011 and (1.75)% at December 31, 2010.  As of March 31, 2011, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $110.1 million or 3.44% of total assets.  Capitol's equity deficit improved slightly in the interim 2011 period due to a small income incurred from operations as compared to significant losses from operations in 2010.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the Corporation and its consolidated banks as of March 31, 2011 (excludes banks sold thus far in 2010):

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(5)		Capital Ratio(1)(5)		Capital Ratio(2)(5)		Regulatory Classification(3)
	Mar 31, 2011	Dec 31, 2010	Mar 31, 2011	Dec 31, 2010	Mar 31, 2011	Dec 31, 2010	Mar 31, 2011	Dec 31, 2010
Arizona Region:
Central Arizona Bank	2.10%	2.24%	3.10%	3.20%	4.38%	4.49%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Albuquerque	2.73%	2.43%	3.63%	3.39%	4.93%	4.68%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Arizona	2.11%	0.69%	2.65%	0.92%	3.95%	1.84%	significantly-undercapitalized	critically-undercapitalized(7)

California Region:
Bank of Feather River	15.81%	16.08%	21.34%	21.16%	22.60%	22.42%	well-capitalized	well-capitalized
Sunrise Bank	8.19%	7.04%	10.42%	9.93%	11.71%	11.22%	adequately-capitalized(6)	adequately-capitalized(6)

Colorado Region:
Mountain View Bank of Commerce	11.92%	12.02%	17.36%	17.99%	18.61%	19.25%	well-capitalized	well-capitalized

Great Lakes Region:
Bank of Maumee	7.47%	7.00%	9.68%	9.43%	10.98%	10.72%	well-capitalized	well-capitalized
Bank of Michigan	8.44%	7.67%	10.73%	10.33%	12.00%	11.59%	well-capitalized	well-capitalized
Capitol National Bank	6.45%	6.10%	7.96%	7.74%	9.24%	9.03%	adequately-capitalized	adequately-capitalized
Evansville Commerce Bank	8.59%	8.47%	12.91%	12.25%	14.19%	13.52%	well-capitalized	well-capitalized
Indiana Community Bank	6.50%	6.34%	8.32%	8.19%	9.60%	9.47%	adequately-capitalized	adequately-capitalized
Michigan Commerce Bank	2.05%	1.15%	2.56%	1.46%	3.88%	2.78%	significantly-undercapitalized	critically-undercapitalized(7)

Nevada Region:
1st Commerce Bank	2.34%	2.48%	3.56%	3.94%	4.88%	5.20%	significantly-undercapitalized	significantly-undercapitalized
Bank of Las Vegas	2.20%	2.06%	2.85%	2.93%	4.18%	4.27%	significantly-undercapitalized	significantly-undercapitalized

Northwest Region:
Bank of the Northwest	10.49%	10.05%	13.41%	13.25%	14.69%	14.52%	adequately-capitalized(6)	adequately-capitalized(6)
High Desert Bank	6.78%	7.83%	9.46%	10.07%	10.76%	11.36%	adequately-capitalized(6)	adequately-capitalized(6)

Southeast Region:
Community Bank of Rowan	6.84%	6.83%	9.55%	10.05%	10.81%	11.30%	well-capitalized	well-capitalized
First Carolina State Bank	2.19%	3.11%	3.24%	4.75%	4.53%	6.02%	significantly-undercapitalized	undercapitalized
Pisgah Community Bank(4)	2.48%	2.03%	3.62%	3.52%	5.00%	4.82%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank	2.02%	2.14%	3.03%	3.29%	4.33%	4.59%	significantly-undercapitalized	significantly-undercapitalized

Texas Region:
Bank of Las Colinas	12.17%	11.58%	14.71%	14.46%	15.97%	15.72%	well-capitalized	well-capitalized

Consolidated totals	(1.19)%	(1.03)%	(1.58)%	(1.44)%	(1.58)%	(1.44)%	less than adequately-capitalized	less than adequately-capitalized

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Notes to the preceding table:

(1)	The minimum required Tier 1 leverage ratio and Tier 1 risk-based capital ratio is 4% (8% for de novo institutions).
(2)	The minimum required total risk-based capital ratio is 8%.
(3)
In order to be classified as a "well-capitalized" institution, the total risk-based capital ratio must be 10% or more.  To be classified as an "adequately-capitalized" institution, the total risk-based capital ratio must be between 8% and 10%.  Institutions are classified as "undercapitalized" when the total risk-based ratio is between 6% and 8% and "significantly-undercapitalized" when such ratio falls below 6%.  Institutions with a Tier 1 leverage ratio below 2% are classified as "critically-undercapitalized."

(4)	De novo institution which is subject to higher minimum ratio requirements as noted in (1) above for up to the first three years of operations.
(5)	Ratios are based on the banks' regulatory reports filed on or before April 30, 2011.
(6)
Institution is subject to a regulatory agreement and, accordingly, cannot be classified better than "adequately-capitalized" even though the risk-based capital ratios would otherwise suggest "well-capitalized" classification.

(7)	Subsequent capital contributions in January 2011 eliminated the banks' classification as "critically-undercapitalized" in 2011.

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at March 31, 2011.

Capitol's total risk-based capital ratio at March 31, 2011 was adversely impacted by the exclusion of approximately $181.8 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at March 31, 2011 resulted from operating losses in the prior year; however, the Tier 2 limitation did not apply to Capitol's regulatory capital computations at earlier measurement dates prior to 2010.

In addition to Capitol's consolidated regulatory capital classification at March 31, 2011, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Proceeds from the sale of banks through March 31, 2011 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than "adequately-capitalized" bank subsidiaries further through the allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, gains on divestiture of some bank subsidiaries and other initiatives.

Going-Concern Considerations

As of March 31, 2011, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

•	An equity deficit approximating $39 million;
•	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
•	Numerous banking subsidiaries with regulatory capital classification as "undercapitalized" or "significantly-undercapitalized";
•
Certain banking subsidiaries which are generally subject to formal regulatory agreements have received "prompt corrective action" notifications and/or directives from the FDIC, which require timely action by bank management and the respective boards of directors to resolve regulatory capital ratios which result in classification as less than "adequately-capitalized" (the basis of a PCAN) or to submit an acceptable capital restoration plan to the FDIC (the basis of a PCAD), and it is likely additional PCANs and/or PCADs may be issued in the future and/or the banking subsidiaries may be unable to satisfactorily resolve such notices and/or directives;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

•
In 2010 and early 2011, Capitol sold several of its banking subsidiaries and has other divestiture transactions pending (see Note J to the accompanying condensed consolidated financial statements).  The proceeds from those divestitures have been redeployed at certain remaining banking subsidiaries which have experienced a significant erosion of capital due to operating losses.  While such proceeds have been a significant source of funds for redeployment, the Corporation will need to raise significant other sources of new capital in the future;

•
The Corporation and substantially all of its banking subsidiaries are operating under various regulatory agreements (formal and informal) which place a number of restrictions on them and impose other requirements limiting activities, requiring preservation of capital, improvement in regulatory capital measures, reduction of nonperforming assets and other things for which the entities have not achieved full compliance;

•	Elevated levels of nonperforming loans and other nonperforming assets as a percentage of consolidated loans and total assets, respectively; and
•
Significant losses from continuing operations in 2011, 2010, 2009 and 2008, resulting primarily from provisions for loan losses, costs associated with foreclosed properties and other real estate owned and, in 2010, an impairment charge to operations for the write-off of previously-recorded goodwill ($64.5 million).

The foregoing considerations raise some level of doubt (potentially "substantial doubt") as to the Corporation's ability to continue as a going concern.

Capitol has commenced several initiatives and other actions to mitigate these going-concern considerations and to improve the Corporation's financial condition, equity, regulatory capital and regulatory compliance.

In December 2010, Capitol announced a comprehensive capital strategy which includes the following:

•	An offer to exchange all outstanding trust-preferred securities;
•	Amendment to Capitol's articles of incorporation to authorize additional shares of common stock;
•	A potential shareholder rights offering; and
•	A potential reverse stock split.

In early 2011, a partial exchange of trust-preferred securities was completed and the Corporation's stockholders approved the amendment to the articles of incorporation to increase its authorized common stock and authorize its board of directors to proceed with a rights offering and reverse stock split, in addition to a potential share exchange regarding second-tier bank-development subsidiaries.

Improvement in Capitol's and its banking subsidiaries' capitalization, financial position, asset quality and results of operations requires multi-faceted efforts, which are currently being pursued aggressively in the following areas, among others:

•	Raising significant amounts of new capital;
•	Completion of divestitures which are currently pending;
•	A shareholder rights offering;
•	Further reductions in nonperforming assets;
•	Stabilization of provisions for loan losses and impairment losses;
•	Resuscitation of Capitol's trust-preferred securities as a qualifying element of regulatory capital and/or equity; and
•	Further reductions in operating expenses through mergers of bank subsidiaries completed in recent years.

Capitol's ability to continue as a going concern is contingent on the successful achievement of the items listed above.  Capitol's board of directors and management are fully engaged and committed to successful completion of those items, with a clear sense of urgency, subject to the availability of capital and continued cooperation by regulatory agencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations

As noted elsewhere in this narrative, Capitol has experienced adverse trends in its results of operations, asset quality, valuation of collateral-dependent loans and other real estate owned and capital adequacy.  Capitol continues to focus on its efforts to mitigate those adverse trends through a multifaceted approach to raise and redeploy capital funds, merge bank subsidiaries on a regional basis to achieve operational efficiencies, reduce operating expenses, reduce staffing levels, implement hiring and compensation freezes, sell banks and suspension of employer contributions to retirement plans, among other things.  Capitol continues to explore other ideas to improve operating results and capital adequacy.

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

Media reports raising questions about the health of the domestic economy and the sustained national recession have continued in 2010 and 2011.  Although nonperforming assets have decreased during the interim 2011 period, it is likely levels of nonperforming assets and related loan losses may increase further as economic conditions, locally and nationally, evolve.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations – Continued

Through March 31, 2011, mergers of some of Capitol's banking subsidiaries have been completed in Arizona, southern California, Georgia, Indiana, Michigan, Nevada and the Pacific Northwest.  The resulting merged institutions have been combined on a regional basis to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.

Divestiture of Banks

Through March 31, 2011, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale
	Date Sold	Proceeds	Gain

Bank of Tucson – main office(1)	January 24, 2011	$4,567	$4,186
Bank of Fort Bend(2)	March 30, 2011	4,302	1,432

		$8,869	$5,618

(1)	Previously a wholly-owned subsidiary of Capitol. Sale proceeds represent the net premium received from the assumption of liabilities and acquisition of assets transaction.
(2)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.

On April 19, 2011, the sale of Community Bank of Rowan was completed with aggregate proceeds of $4.8 million and an estimated loss of approximately $1.25 million, which has been reflected in Capitol's first quarter 2011 financial statements against the gain on sale of the above-mentioned bank subsidiaries.

In addition to completed sales transactions, Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which were pending as of March 31, 2011:  1st Commerce Bank, Bank of Feather River, Bank of Las Colinas, Bank of Michigan, Community Bank of Rowan, Evansville Commerce Bank and High Desert Bank.  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 46 and 47 of this document.  Total proceeds from those pending sales (excluding Community Bank of Rowan as noted above) are expected to approximate $13.5 million, resulting in a gain of $1.2 million ($0.04 per common share) and are expected to be consummated throughout the remainder of 2011, subject to regulatory approval and other significant contingencies.

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

In addition, Capitol agreed to:  (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as Capitol's largest bank subsidiary and a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters—Continued

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

Many of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on page 40 of this document.

Regulatory capital matters are set forth in Note L of the accompanying condensed consolidated financial statements.

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

[The remainder of this page intentionally left blank]

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
March 31, 2011

(in $1,000s)

	Historical Amounts As Reported	Pending Future Sale of Bank Subsidiaries (Note A)	Pro Forma Consolidated
ASSETS			
Cash and cash equivalents	$ 536,494	$ (40,803)	$ 495,691
Loans held for sale	1,710	(707)	1,003
Investment securities	23,284	(1,068)	22,216
Portfolio loans	2,450,721	(226,309)	2,224,412
Less allowance for loan losses	(136,681)	6,876	(129,805)
Net portfolio loans	2,314,040	(219,433)	2,094,607
Premises and equipment, net	34,212	(2,371)	31,841
Other real estate owned	110,829	(2,559)	108,270
Other assets	176,393	(137,796)	38,597
TOTAL ASSETS	$ 3,196,962	$ (404,737)	$ 2,792,225
LIABILITIES AND EQUITY			
Liabilities:			
Deposits	$ 2,807,970	$ (259,791)	$ 2,548,179
Debt obligations	255,132	(2,500)	252,632
Other liabilities	172,848	(125,365)	47,483
Total liabilities	3,235,950	(387,656)	2,848,294
Equity:			
Capitol Bancorp Limited stockholders' equity:			
Preferred stock	5,098		5,098
Common stock	292,354		292,354
Retained earnings (deficit)	(353,468)	1,247 B	(352,221)
Other, net	(409)		(409)
Total Capitol Bancorp Limited stockholders' equity deficit	(56,425)	1,247	(55,178)
Noncontrolling interests in consolidated subsidiaries	17,437	(18,328)	(891)
Total equity deficit	(38,988)	(17,081)	(56,069)
TOTAL LIABILITIES AND EQUITY	$ 3,196,962	$ (404,737)	$ 2,792,225
Nonperforming loans	$ 290,693	$ (10,355)	$ 280,338
Real estate owned and other repossessed assets	111,428	(2,559)	108,869
Total nonperforming assets	$ 402,121	$ (12,914)	$ 389,207
Selected capital ratios:			
Total equity as a percentage of total assets	(1.22)%		(2.01)%
Total capital as a percentage of total assets--Note C	3.44%		3.33%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pending future sale of 1st Commerce Bank, Bank of Feather River, Bank of Las Colinas, Bank of Michigan, Community Bank of Rowan, Evansville Commerce Bank and High Desert Bank as of March 31, 2011.

B--Estimated gain on pending sale of banks (see Note A), less transaction expenses. Sale proceeds are estimated to approximate $18.3 million (including $4.8 million from the sale of Community Bank of Rowan).

C--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)

	Three Months Ended March 31, 2011				
	Historical Amounts	Completed Sale of Bank Subsidiaries (Note A)	Subtotal Pro Forma Consolidated	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 35,331		$ 35,331	$ (3,477)	$ 31,854
Interest expense	11,140		11,140	(649)	10,491
Net interest income	24,191		24,191	(2,828)	21,363
Provision for loan losses	13,467		13,467	(1,688)	11,779
Net interest income after provision for loan losses	10,724		10,724	(1,140)	9,584
Noninterest income	21,392		21,392	(435)	20,957
Noninterest expense	39,921		39,921	(3,607)	36,314
Loss before income taxes	(7,805)		(7,805)	2,032	(5,773)
Income tax expense (benefit)	(2,135)		(2,135)	(22)	(2,157)
Income (loss) from continuing operations	(5,670)		(5,670)	2,054	(3,616)
Discontinued operations:					
Income from operations of bank subsidiaries sold	16	(16)			
Gain on sales of bank subsidiaries	4,368	(4,368)			
Less income tax expense	1,488	(1,488)			
Income from discontinued operations	2,896	(2,896)			
NET LOSS	(2,774)	(2,896)	(5,670)	2,054	(3,616)
Net losses attributable to noncontrolling interests	3,063	60	3,123	(1,523)	1,600
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ 289	$ (2,836)	$ (2,547)	$ 531	$ (2,016)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ 0.01		$ (0.08)		$ (0.06)

	Year Ended December 31, 2010				
		Pro Forma Adjustments			
	Historical Amounts (Note D)	Sale of Bank Subsidiaries Completed in 2010 (Note C)	Sale of Bank Subsidiaries Completed in 2011 (Note A)	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 158,858			$ (14,635)	$ 144,223
Interest expense	62,427			(3,177)	59,250
Net interest income	96,431			(11,458)	84,973
Provision for loan losses	155,225			(4,732)	150,493
Net interest income after provision for loan losses	(58,794)			(6,726)	(65,520)
Noninterest income	23,850			(1,616)	22,234
Noninterest expense	238,414			(12,817)	225,597
Loss before income taxes	(273,358)			4,475	(268,883)
Income tax expense (benefit)	(7,063)			86	(6,977)
Income (loss) from continuing operations	(266,295)			4,389	(261,906)
Discontinued operations:					
Income from operations of bank subsidiaries sold	5,517	(6,035)	518		
Gain on sales of bank subsidiaries	15,784	(15,784)			
Less income tax expense	9,370	(9,370)	-		
Income from discontinued operations	11,931	(12,449)	518		
NET LOSS	(254,364)	(12,449)	518	4,389	(261,906)
Net losses attributable to noncontrolling interests	29,149	902	(283)	(3,164)	26,604
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (225,215)	$ (11,547)	$ 235	$ 1,225	$ (235,302)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (11.16)				$ (11.66)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations:

A--In 2011, Bank of Fort Bend, Bank of Tucson-Tucson location and Community Bank of Rowan were sold for approximately $13.7 million in sale proceeds and related net gain of $4.4 million (see Note E to the condensed consolidated financial statements for individual amounts). The pro forma adjustment for the three months ended March 31, 2011 removes the operating results for Bank of Fort Bend, Bank of Tucson-Tucson location and Community Bank of Rowan and related net gain on sale as if the sales had occurred at the beginning of the period presented. The pro forma adjustment for the year ended December 31, 2010 removes the operating results of Bank of Fort Bend, Bank of Tucson-Tucson location and Community Bank of Rowan as if the sales occurred at the beginning of the year.

B--Pending future sale of 1st Commerce Bank, Bank of Feather River, Bank of Las Colinas, Bank of Michigan, Evansville Commerce Bank and High Desert Bank. The pro forma adjustment removes the operating results of these banks as if the sales occurred at the beginning of the period presented. Sale proceeds on pending future sale of banks are estimated to approximate $13.5 million and the gain is estimated to approximate $1.2 million after giving effect to estimated transaction expenses.

C--In 2010, Adams Dairy Bank, Bank of Belleville, Bank of San Francisco, Community Bank of Lincoln, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Napa Community Bank, Ohio Commerce Bank, Southern Arizona Community Bank and USNY Bank were sold for approximately $76.1 million in sale proceeds and related net gain of $15.8 million. The pro forma adjustment removes the operating results of these banks and the related net gain on sale as if the sales had occurred at the beginning of the period presented.

D--The historical results of operations of Bank of Fort Bend and Community Bank of Rowan were reclassified as discontinued operations for presentation purposes (the historical results of operations of Bank of Tucson-Tucson location were previously included in discontinued operations for the year ended December 31, 2010).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Impact of Accounting Standards Updates

There are certain accounting standards updates issued or becoming effective in 2011.  They are discussed in Note B of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-46 – F-48 of the financial section of its 2010 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for goodwill (Capitol's annual review of goodwill for potential impairment is performed in the fourth quarter of the year), accounting for income taxes and its consolidation policy.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Capitol's Chief Executive Officer and Principal Accounting Officer of the effectiveness of Capitol's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)).  Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer have concluded that Capitol's disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by Capitol in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Capitol's management, including its Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls Over Financial Reporting

As of December 31, 2010, Capitol identified a material weakness in internal control over financial reporting as a result of a restatement of its September 30, 2010 Form 10-Q.  All aspects of that restatement are in the process of being remediated in 2011.  Such remediation will consist of fully incorporating all regulatory-agency imposed requirements in the computations and internal control process for estimation of allowance for loan losses requirements both at the bank level and on a consolidated basis.

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

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2010 during the three months ended March 31, 2011.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

In addition to the foregoing, additional risk factors in the current operating environment exist:

If Capitol continues to experience significant net losses, it may be difficult to continue to operate as a going concern.

During 2010 and the interim period of 2011, Capitol has incurred significant net losses from continuing operations, primarily resulting from additional loan losses associated with a continuing uncertain economy and operating environment.  Those operating losses have resulted in a significant erosion of capital and regulatory matters which are discussed elsewhere in this document.

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
Item 5.
Other Information.

Adoption of the 2011 Equity Incentive Plan

On May 9, 2011, the board of directors of Capitol adopted and approved the Capitol Bancorp Ltd. 2011 Equity Incentive Plan (the 2011 Plan), a copy of which is attached as Exhibit 10.1 to this Form 10-Q.

PART II.  OTHER INFORMATION – Continued

Item 5.
Other Information. – Continued

Description of the 2011 Equity Incentive Plan

The material features of the 2011 Plan are outlined below.  This summary is qualified in its entirety by reference to the complete text of the 2011 Plan.  You are urged to read the actual text of the 2011 Plan in its entirety.

Background and Purpose

The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property.

The 2011 Plan was adopted to provide a means by which employees, directors, and consultants may be given an opportunity to purchase Capitol's common stock to assist Capitol in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for Capitol's success.

Shares Available for Awards

The total number of shares of Capitol's common stock reserved for issuance under the 2011 Plan will consist of:

•  five million (5,000,000) shares, plus

•  the number of shares of Capitol's common stock available for issuance under the 2011 Plan shall automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2012 and ending on (and including) January 1, 2020, in an amount equal to five percent (5%) of the total number of shares of Capitol's common stock outstanding on December 31st of the preceding year.  Notwithstanding the foregoing, the Board may act prior to January 1st of any fiscal year, to provide that there shall be no increase in the share reserve for such fiscal year or that the increase in the share reserve for such fiscal year shall be a lesser number of shares of Capitol's common stock than would otherwise occur pursuant to the preceding sentence.

Eligibility

The persons eligible to receive awards under the 2011 Plan consist of Capitol's employees, directors and consultants.  However, incentive stock options (ISOs) may be granted under the 2011 Plan only to Capitol's employees, including Capitol's officers who are employees and only if Capitol elects to submit the 2011 Plan to its shareholders for approval.

Shareholder Approval

Capitol does not currently intend to submit the 2011 Plan to its shareholders.  Notwithstanding the foregoing, Capitol does intend to submit the 2011 Plan for shareholder approval if Capitol desires to issue awards that are intended to satisfy the requirements of (A) Section 162(m) of the Internal Revenue Code of 1986, as amended regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation paid to covered employees, (B) Section 422 of the Code regarding "incentive stock options", (C) Rule 16b-3 of the Securities Exchange Act of 1934, as amended or (D) the listing standards of any applicable stock exchange rules on which Capitol seeks to list its securities.

PART II.  OTHER INFORMATION – Continued

Item 5.
Other Information. – Continued

Administration

The 2011 Plan is administered by the board of directors, which may in turn delegate authority to administer the plan to a committee.  The board of directors has delegated administration of the 2011 Plan to the Compensation Committee.  Subject to the terms of the 2011 Plan, the Compensation Committee determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting.  Subject to the limitations set forth below, the Compensation Committee also determines the exercise price of options granted under the 2011 Plan.  Subject to the terms of the 2011 Plan, the Compensation Committee may delegate to one or more of Capitol's officers the authority to grant stock awards to Capitol's other officers and employees.  Such officer would be able to grant only the total number of stock awards specified by the Compensation Committee and such officer would not be allowed to grant a stock award to himself or herself.

Stock Options

Stock options are granted pursuant to stock option agreements and the exercise price for an option cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant.  Options granted under the 2011 Plan vest at the rate specified in the option agreement.

In general, the term of stock options granted under the 2011 Plan may not exceed ten years.  Unless the terms of an optionholder's stock option agreement provide for earlier or later termination, if an optionholder's service relationship with Capitol, or any affiliate of Capitol, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options for up to 12 months after the date the service relationship ends.  If an optionholder's service relationship with Capitol, or any affiliate of Capitol, ceases for any reason other than disability or death, the optionholder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer or shorter period to exercise the option.  In no event may an option be exercised after its expiration date.

Acceptable forms of consideration for the purchase of Capitol's common stock issued under the 2011 Plan are determined by the Compensation Committee and may include cash, common stock previously owned by the optionholder, payment through a broker assisted exercise or a net exercise feature, or other legal consideration approved by the Compensation Committee.

Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution or a domestic relations order.  However, an optionholder may designate a beneficiary who may exercise the option following the optionholder's death.

Limitations

The aggregate fair market value, determined at the time of grant, of shares of Capitol's common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of Capitol's stock plans may not exceed $100,000.  The options or portions of options that exceed this limit are treated as nonqualified stock options (NSOs).  No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of Capitol's total combined voting power or that of any affiliate unless the following conditions are satisfied:

•  the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

•  the term of any ISO award must not exceed five years from the date of grant.

PART II.  OTHER INFORMATION – Continued

Item 5.
Other Information. – Continued

Restricted Stock Awards

Restricted stock awards are granted pursuant to restricted stock award agreements.  A restricted stock award may be granted in consideration for the recipient's past or future services performed for Capitol or an affiliate of Capitol.  Shares of Capitol's common stock acquired under a restricted stock award may be subject to forfeiture to Capitol in accordance with a vesting schedule to be determined by the Compensation Committee.  Rights to acquire shares of Capitol's common stock under a restricted stock award may be transferred only upon such terms and conditions as are set forth in the restricted stock award agreement.

Restricted Stock Unit Awards

Restricted stock unit awards are granted pursuant to restricted stock unit award agreements.  Payment of any purchase price may be made in any form permitted under applicable law; however, Capitol settles payments due to a recipient of a restricted stock unit award by delivery of shares of Capitol's common stock, by cash, by a combination of cash and stock as deemed appropriate by the Compensation Committee, or in any other form of consideration determined by the Compensation Committee and set forth in the restricted stock unit award agreement.  Dividend equivalents may be credited in respect of shares of Capitol's common stock covered by a restricted stock unit award.  Restricted stock unit awards may be subject to vesting in accordance with a vesting schedule to be determined by the Compensation Committee.  Except as otherwise provided in the applicable restricted stock unit award agreement, restricted stock units that have not vested will be forfeited upon the participant's termination of continuous service for any reason.

Stock Appreciation Rights

Stock appreciation rights are granted through a stock appreciation rights agreement.  Each stock appreciation right is denominated in common stock share equivalents.  The strike price of each stock appreciation right is determined by the Compensation Committee or its authorized committee, but shall in no event be less than 100% of the fair market value of the stock subject to the stock appreciation right at the time of grant.  The Compensation Committee may also impose any restrictions or conditions upon the vesting of stock appreciation rights that it deems appropriate.  Stock appreciation rights may be paid in Capitol's common stock or in cash or any combination of the two, or any other form of legal consideration approved by the Compensation Committee.  In general, the term of stock appreciation rights granted under the 2011 Plan may not exceed ten years.  Unless the terms of a recipient's stock appreciation right agreement provide for earlier or later termination, if a stock appreciation right recipient's relationship with Capitol, or any of Capitol's affiliates, ceases for any reason, the recipient may exercise any vested stock appreciation right up to three months from cessation of service.

Performance Awards

The 2011 Plan provides for the grant of two types of performance awards: performance stock awards and performance cash awards.  Performance awards may be granted, vest or be exercised based upon the attainment during a certain period of time of certain performance goals.  All of Capitol's employees, directors and consultants are eligible to receive performance awards under the 2011 Plan.  The length of any performance period, the performance goals to be achieved during the performance period, and the measure of whether and to what degree such performance goals have been attained shall be determined by the Compensation Committee.  In granting a performance award, the Compensation Committee sets a period of time, or a performance period, over which the attainment of one or more performance goals is measured for the purpose of determining whether the award recipient has a vested right in or to such performance award.  Within the time period prescribed by Section 162(m) of the Code (typically before the 90th day of a performance period), the

PART II.  OTHER INFORMATION – Continued

Item 5.
Other Information. – Continued

Compensation Committee establishes the performance goals, based upon one or more pre-established performance criteria enumerated in the 2011 Plan and described below.  As soon as administratively practicable following the end of the performance period, the Compensation Committee certifies (in writing) whether the performance goals have been satisfied.

Performance awards may be granted under the 2011 Plan only to Capitol's employees, including Capitol's officers who are employees, and only if Capitol elects to submit the 2011 Plan to its shareholders for approval.

Other Stock Awards

Other forms of stock awards valued in whole or in part with reference to Capitol's common stock may be granted either alone or in addition to other stock awards under the 2011 Plan.  The Compensation Committee and, pursuant to limited authority granted to it, the Non-Officer Stock Award Committee, has the authority to determine the persons to whom and the time or times at which such other stock awards are granted, the number of shares of Capitol's common stock to be granted and all other conditions of such other stock awards.  Other forms of stock awards may be subject to vesting in accordance with a vesting schedule to be determined by the Compensation Committee.

Changes to Capital Structure

In the event that there is a specified type of change in Capitol's capital structure not involving the receipt of consideration by Capitol, such as a stock split or stock dividend, the number of shares reserved under the 2011 Plan and the number of shares and exercise price or strike price, if applicable, of all outstanding stock awards will be appropriately adjusted.

Corporate Transactions

In the event of certain corporate transactions, all outstanding stock awards under the 2011 Plan may be assumed, continued or substituted for by any surviving entity.  If the surviving entity elects not to assume, continue or substitute for such awards, the vesting of such stock awards held by persons whose service with Capitol has not terminated generally will be accelerated in full and such stock awards will terminate if and to the extent not exercised at or prior to the effective time of the corporate transaction and Capitol's repurchase rights will generally lapse.

Plan Amendments

The Compensation Committee has the authority to amend or terminate the 2011 Plan.  However, no amendment or termination of the plan will adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant.

PART II.  OTHER INFORMATION – Continued

Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit

10.1	Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.2	Stock Option Grant Notice Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.3	Stock Option Grant Notice for Senior Management Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.4	Restricted Stock Agreement Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.5	Restricted Stock Unit Agreement Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.6	Stock Appreciation Rights Agreement Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)
Date: May 12, 2011	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: May 12, 2011	/s/ Marie D. Walker Marie D. Walker (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.2	Stock Option Grant Notice Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.3	Stock Option Grant Notice for Senior Management Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.4	Restricted Stock Agreement Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.5	Restricted Stock Unit Agreement Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
10.6	Stock Appreciation Rights Agreement Pursuant to the Capitol Bancorp Ltd. 2011 Equity Incentive Plan
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.