Form 10-Q
period 2011-06-30
CAPITOL BANCORP LTD
filed 2011-08-12
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, No par value	41,046,843 shares

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

•  Changes in general economic or industry conditions, nationally or in the communities in which Capitol conducts business, including without limitation, concerns regarding the recent downgrade of the United States' credit rating and the sovereign debt crisis in Europe which could have a material adverse effect on Capitol's business, financial condition and liquidity;

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

•  The costs, effects and impact of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including without limitation, the current investigation by the SEC and the results of regulatory examinations and reviews;

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(in $1,000s, except share and per-share data)

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$66,968	$46,828
Money market and interest-bearing deposits	385,458	416,067
Federal funds sold	670	413
Cash and cash equivalents	453,096	463,308
Loans held for sale	1,536	6,245
Investment securities -- Note C:
Available for sale, carried at fair value	23,671	15,489
Held for long-term investment, carried at
amortized cost which approximates fair value	2,103	2,893
Total investment securities	25,774	18,382
Federal Home Loan Bank and Federal Reserve
Bank stock (carried on the basis of cost) -- Note C	14,907	15,636
Portfolio loans -- Note D:
Loans secured by real estate:
Commercial	1,143,502	1,228,132
Residential (including multi-family)	424,643	468,357
Construction, land development and other land	169,931	196,464
Total loans secured by real estate	1,738,076	1,892,953
Commercial and other business-purpose loans	259,009	307,259
Consumer	19,396	21,463
Other	18,202	14,927
Total portfolio loans	2,034,683	2,236,602
Less allowance for loan losses	(113,850)	(133,170)
Net portfolio loans	1,920,833	2,103,432
Premises and equipment	31,296	33,381
Accrued interest income	6,815	7,532
Other real estate owned	103,078	101,618
Other assets	15,943	14,771
Assets of discontinued operations -- Note E	372,581	775,909

TOTAL ASSETS	$2,945,859	$3,540,214

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$413,938	$398,718
Interest-bearing	1,962,729	2,138,919
Total deposits	2,376,667	2,537,637
Debt obligations:
Notes payable and other borrowings	88,876	111,699
Subordinated debentures -- Note I	149,106	167,586
Total debt obligations	237,982	279,285
Accrued interest on deposits and other liabilities	51,070	49,921
Liabilities of discontinued operations -- Note E	339,089	712,052
Total liabilities	3,004,808	3,578,895

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Notes G and L:
Preferred stock (Series A), 700,000 shares authorized
($100 per-share liquidation preference); 50,980 shares
issued and outstanding	5,098	5,098
Preferred stock (for potential future issuance),
19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 1,500,000,000 shares authorized;
issued and outstanding: 2011 - 41,046,843 shares
2010 - 21,614,856 shares	292,164	287,190
Retained-earnings deficit	(369,273)	(353,757)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Fair value adjustment (net of tax effect) for investment securities
available for sale (accumulated other comprehensive income)	131	156
Total Capitol Bancorp Limited stockholders' equity deficit	(72,421)	(61,854)
Noncontrolling interests in consolidated subsidiaries	13,472	23,173
Total equity deficit	(58,949)	(38,681)

TOTAL LIABILITIES AND EQUITY	$2,945,859	$3,540,214

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
(in $1,000s, except per share data)

	Three Month Period		Six Month Period
	2011	2010	2011	2010
Interest income:
Portfolio loans (including fees)	$28,497	$34,656	$58,772	$71,172
Loans held for sale	13	54	37	105
Taxable investment securities	42	54	92	249
Federal funds sold	2	2	4	7
Other	355	499	767	913
Total interest income	28,909	35,265	59,672	72,446
Interest expense:
Deposits	6,687	11,441	14,209	23,813
Debt obligations and other	3,092	4,000	6,182	8,391
Total interest expense	9,779	15,441	20,391	32,204
Net interest income	19,130	19,824	39,281	40,242
Provision for loan losses -- Note D	6,355	41,565	19,820	87,150
Net interest income (deficiency) after
provision for loan losses	12,775	(21,741)	19,461	(46,908)
Noninterest income:
Service charges on deposit accounts	841	885	1,671	1,790
Trust and wealth-management revenue	817	1,170	1,761	2,322
Fees from origination of non-portfolio residential
mortgage loans	198	338	445	690
Gain on sale of government-guaranteed loans	900	184	1,427	297
Gain on debt extinguishment -- Note I	--	--	16,861	1,255
Realized gain on sale of investment securities available
for sale	--	--	--	14
Other	2,950	1,802	4,749	4,043
Total noninterest income	5,706	4,379	26,914	10,411
Noninterest expense:
Salaries and employee benefits	13,807	15,988	27,700	32,239
Occupancy	3,023	3,373	6,155	6,592
Equipment rent, depreciation and maintenance	2,083	2,431	4,132	4,913
Costs associated with foreclosed properties and other
real estate owned	9,339	8,563	16,803	20,102
FDIC insurance premiums and other regulatory fees	2,590	3,685	5,575	7,389
Other	4,392	6,556	12,007	14,255
Total noninterest expense	35,234	40,596	72,372	85,490
Loss before income tax benefit	(16,753)	(57,958)	(25,997)	(121,987)
Income tax benefit	(272)	(5,118)	(2,474)	(5,916)
Loss from continuing operations	(16,481)	(52,840)	(23,523)	(116,071)
Discontinued operations -- Note E:
Income (loss) from operations of bank subsidiaries sold	(1,138)	3,397	317	5,598
Gain on sale of bank subsidiaries	184	10,083	4,552	10,083
Less income tax expense	71	4,559	1,626	5,469
Income (loss) from discontinued operations	(1,025)	8,921	3,243	10,212
NET LOSS	(17,506)	(43,919)	(20,280)	(105,859)
Net losses attributable to noncontrolling interests in
consolidated subsidiaries	1,068	2,916	4,131	16,974

NET LOSS ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(16,438)	$(41,003)	$(16,149)	$(88,885)

NET LOSS PER COMMON SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note H	$(0.40)	$(1.98)	$(0.44)	$(4.67)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in $1,000s, except share and per share data)

	Capitol Bancorp Limited Stockholders' Equity							
	Preferred Stock	Common Stock	Retained-Earnings (Deficit)	Undistributed Common Stock Held by Employee-Benefit Trust	Accumulated Other Comprehensive Income (Loss)	Total Capitol Bancorp Limited Stockholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity (Deficit)
Six Months Ended June 30, 2010								
Balances at January 1, 2010		$ 277,707	$ (115,751)	$ (558)	$ (63)	$ 161,335	$ 72,271	$ 233,606
Reduction in noncontrolling interest of sold subsidiaries							(7,004)	(7,004)
Issuance of 10,000 shares of common stock upon exercise of stock options		20				20		20
Issuance of 50,980 Series A preferred stock to unconsolidated bank-development affiliate -- Note I	$ 5,098					5,098		5,098
Issuance of 2,500,000 shares of common stock to institutional investors		6,816				6,816		6,816
Issuance of 1,374,000 shares of common stock for redemption of promissory notes		3,325				3,325		3,325
Surrender of 1,404 shares of common stock to facilitate vesting of restricted stock		(3)				(3)		(3)
Forfeiture of 13,875 unvested shares of restricted common stock, net of related unearned employee compensation		--				--		--
Recognition of compensation expense relating to restricted common stock and stock options -- Note G		357				357		357
Tax effect of share-based payments		(36)				(36)		(36)
Components of comprehensive loss:								
Net loss			(88,885)			(88,885)	(16,974)	(105,859)
Fair value adjustment for investment securities available for sale (net of income tax effect)					270	270		270
Comprehensive loss						(88,615)		(105,589)
BALANCES AT JUNE 30, 2010	$ 5,098	$ 288,186	$ (204,636)	$ (558)	$ 207	$ 88,297	$ 48,293	$ 136,590
Six Months Ended June 30, 2011								
Balances at January 1, 2011	$ 5,098	$ 287,190	$ (353,757)	$ (541)	$ 156	$ (61,854)	$ 23,173	$ (38,681)
Reduction in noncontrolling interest of sold subsidiaries						--	(6,433)	(6,433)
Increase in investment of subsidiaries due to change in ownership			633			633	863	1,496
Issuance of 19,545,360 shares of common stock for redemption of trust-preferred securities		5,082				5,082		5,082
Surrender of 70,773 shares of common stock to facilitate vesting of restricted stock		(12)				(12)		(12)
Reversal of compensation expense relating to 42,600 forfeited restricted common stock and stock options		(115)				(115)		(115)
Recognition of compensation expense relating to restricted common stock and stock options		256				256		256
Tax effect of share-based payments		(237)				(237)		(237)
Components of comprehensive loss:								
Net loss			(16,149)			(16,149)	(4,131)	(20,280)
Fair value adjustment for investment securities available for sale (net of income tax effect)					(25)	(25)		(25)
Comprehensive loss						(16,174)		(20,305)
BALANCES AT JUNE 30, 2011	$ 5,098	$ 292,164	$ (369,273)	$ (541)	$ 131	$ (72,421)	$ 13,472	$ (58,949)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(in $1,000s)

	2011	2010

OPERATING ACTIVITIES
Net loss	$(20,280)	$(105,859)
Adjustments to reconcile net loss to net cash provided
by operating activities (including discontinued operations):
Provision for loan losses	22,071	94,864
Depreciation of premises and equipment	3,073	4,300
Amortization of intangibles	--	115
Net amortization of investment security premiums	97	270
Loss on sale of premises and equipment	13	34
Gain on sale of government-guaranteed loans	(1,686)	(968)
Gain on sale of bank subsidiaries	(4,552)	(10,083)
Gain on debt extinguishment	(16,861)	(1,255)
Realized gain on sale of investment securities available for sale	--	(14)
Loss on sale of other real estate owned	112	1,727
Write-down of other real estate owned	11,571	14,442
Amortization of issuance costs of subordinated debentures	51	73
Share-based compensation expense	141	357
Deferred income tax credit	(19,458)	(48,038)
Valuation allowance for deferred income tax assets	20,012	49,331
Originations and purchases of loans held for sale	(17,215)	(59,630)
Proceeds from sales of loans held for sale	22,720	65,752
Decrease (increase) in accrued interest income and other assets	15,098	(4,174)
Increase in accrued interest expense on deposits and
other liabilities	4,902	2,910

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,809	4,154

INVESTING ACTIVITIES
Cash equivalents of acquired bank affiliate	--	18,949
Proceeds from sales of investment securities available for sale	488	22,079
Proceeds from calls, prepayments and maturities of investment
securities	9,664	10,057
Purchases of investment securities	(17,798)	(14,004)
Redemption of Federal Home Loan Bank stock by issuer	1,782	637
Purchase of Federal Home Loan Bank stock	(861)	(1,424)
Net decrease in portfolio loans	129,707	47,912
Proceeds from sales of government-guaranteed loans	21,942	11,961
Proceeds from sales of premises and equipment	62	126
Purchases of premises and equipment	(720)	(3,620)
Proceeds from sale of bank subsidiaries	13,704	33,084
Payments received on other real estate owned	81	--
Proceeds from sales of other real estate owned	16,533	27,730

NET CASH PROVIDED BY INVESTING ACTIVITIES	174,584	153,487

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	80,459	95,339
Net decrease in certificates of deposit	(241,728)	(57,080)
Net borrowings from (payments on) debt obligations	1,193	(973)
Proceeds from Federal Home Loan Bank borrowings	104,350	465,358
Payments on Federal Home Loan Bank borrowings	(130,516)	(517,981)
Resources provided by noncontrolling interests	9,000	3,420
Net proceeds from issuance of common stock	--	6,836
Tax effect of share-based payments	(237)	(36)

NET CASH USED BY FINANCING ACTIVITIES	(177,479)	(5,117)

INCREASE IN CASH AND CASH EQUIVALENTS	16,914	152,524

Change in cash and cash equivalents of discontinued operations	(27,126)	(49,282)

Cash and cash equivalents at beginning of period	463,308	558,228

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$453,096	$661,470

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$22,522	$40,620
Transfers of loans to other real estate owned	29,877	41,291
Surrender of common stock to facilitate vesting of restricted stock	12	3
Exchange of common stock for redemption of debt	5,082	3,325

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

The results of operations for the periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements as of that date.  Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed on page 42 of this document, as well as a variety of risk factors discussed elsewhere in this document and Capitol's other filings with the SEC.  Capitol's auditors included a going concern qualification in the most recent report on the Corporation's audited consolidated financial statements as of December 31, 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note B – Accounting Standards Updates – Continued

In April 2011, an accounting standards update was issued clarifying what constitutes a troubled debt restructuring.  When performing the evaluation of whether a loan modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the modification constitutes a concession and (2) the debtor is experiencing financial difficulties as defined by the guidance.  This guidance also clarifies that a creditor is precluded from using the borrower's effective interest rate test when performing this evaluation.  For identification and disclosure purposes, this new guidance is effective beginning in the third quarter of 2011 and is to be applied retrospectively to modifications occurring on or after January 1, 2011 that remain outstanding at September 30, 2011.  The guidance requires disclosure of the total recorded investment and allowance for loan losses for newly-identified troubled debt restructurings, based on the new guidance, as of September 30, 2011.  The previously-deferred troubled debt restructuring activity related disclosures will be concurrently required.  The new guidance will not have a material effect on the Corporation's consolidated financial statements upon implementation in the third quarter of 2011.

In April 2011, an accounting standards update was issued to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets on substantially the agreed upon terms.  This standard eliminates consideration of the transferor's ability to fulfill its contractual rights and obligations from the criteria, as well as related implementation guidance (i.e., that it possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets), in determining effective control, even in the event of default by the transferee.  Other criteria applicable to the assessment of effective control are not changed by this new guidance.  This new guidance will become effective January 1, 2012 and management does not expect it to have a material effect on the Corporation's consolidated financial statements upon implementation.

In May 2011, an accounting standards update was issued to amend the fair value measurement and disclosure requirements to explain how to measure fair value in certain instances, but it does not require additional fair value measurements.  Some of the amendments include clarification regarding the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, measuring the fair value of financial instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement and expanded disclosure requirements to include quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  This new guidance is effective prospectively beginning January 1, 2012 and management does not expect it will have a material effect on the Corporation's consolidated financial statements upon implementation.

In June 2011, an accounting standards update was issued to amend the options available for the presentation of other comprehensive income.  An entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity will no longer be able to present the components of comprehensive income as part of the statement of stockholders' equity.  Regardless of which presentation method an entity chooses the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  This new guidance is effective retrospectively for all annual and interim periods presented beginning January 1, 2012 and management does not expect it will have a material effect on the Corporation's consolidated financial statements upon implementation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities consisted of the following (in $1,000s):

	June 30, 2011		December 31, 2010(1)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$4,029	$4,041	$503	$506
United States government agency	11,327	11,345	12,664	12,681
Mortgage-backed	7,843	7,948	1,808	1,924
Municipalities	330	337	371	378
	23,529	23,671	15,346	15,489
Held for long-term investment:
Capitol Development Bancorp Limited III	243	243	463	463
Corporate	1,860	1,860	2,430	2,430
	2,103	2,103	2,893	2,893

	$25,632	$25,774	$18,239	$18,382

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

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

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	June 30, 2011		December 31, 2010
	Gains	Losses	Gains	Losses

United States treasury	$13		$3
United States government agency	22	$5	18	$1
Mortgage-backed	105		116
Municipalities	7		7

	$147	$5	$144	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities – Continued

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	June 30, 2011		December 31, 2010
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
United States government agency	$5	$5,211	$1	$4,797

Gross realized gains and losses from sales and maturities of investment securities were insignificant for the periods presented.

Scheduled maturities of investment securities held as of June 30, 2011 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,557	$5,572
After one year, through five years	5,939	5,965
After five years, through ten years	423	447
After ten years	11,610	11,687
Securities held for long-term investment
without stated maturities	2,103	2,103

	$25,632	$25,774

Note D – Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall impairment evaluation methodology (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	June 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Allowance for loan losses:
Individually evaluated
for impairment	$14,557	$5,278	$5,641	$3,543	$29		$29,048
Collectively evaluated
for impairment	35,072	21,118	10,373	17,046	1,016	$177	84,802

Total allowance for
loan losses	$49,629	$26,396	$16,014	$20,589	$1,045	$177	$113,850

Portfolio loans:
Individually evaluated
for impairment	$169,932	$50,796	$46,304	$19,346	$125		$286,503
Collectively evaluated
for impairment	973,570	373,847	123,627	239,663	19,271	$18,202	1,748,180

Total portfolio loans	$1,143,502	$424,643	$169,931	$259,009	$19,396	$18,202	$2,034,683

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

	December 31, 2010(1)
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Allowance for loan losses:
Individually evaluated
for impairment	$9,800	$5,817	$6,513	$6,077			$28,207
Collectively evaluated
for impairment	41,270	30,690	12,848	19,213	$768	$174	104,963

Total allowance for
loan losses	$51,070	$36,507	$19,361	$25,290	$768	$174	$133,170

Portfolio loans:
Individually evaluated
for impairment	$173,229	$56,247	$53,153	$26,280	$22		$308,931
Collectively evaluated
for impairment	1,054,903	412,110	143,311	280,979	21,441	$14,927	1,927,671

Total portfolio loans	$1,228,132	$468,357	$196,464	$307,259	$21,463	$14,927	$2,236,602

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses inherent in the loan portfolio at the balance-sheet date.  Management's determination of the adequacy of the allowance is an estimate based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors.  The allowance is increased by provisions for loan losses charged to operations and reduced by net charge-offs.  The table below summarizes activity in the allowance for loan losses for the three months and six months ended June 30, 2011 (in $1,000s) by loan type:

	Three Months Ended June 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$51,981	$27,787	$18,607	$25,661	$939	$150	$125,125

Charge-offs	(6,791)	(3,445)	(4,912)	(6,248)	(397)		(21,793)
Recoveries	1,158	991	707	1,250	56	1	4,163
Net charge-offs	(5,633)	(2,454)	(4,205)	(4,998)	(341)	1	(17,630)

Provision for loan losses	3,281	1,063	1,612	(74)	447	26	6,355

Ending balance	$49,629	$26,396	$16,014	$20,589	$1,045	$177	$113,850

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

	Six Months Ended June 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$51,070	$36,507	$19,361	$25,290	$768	$174	$133,170

Allowance for loan losses
of previously-discontinued
bank subsidiary	1,043	117	651	500	68	1	2,380

Charge-offs	(15,389)	(10,710)	(13,227)	(11,551)	(620)		(51,497)
Recoveries	2,153	1,971	3,730	2,028	93	2	9,977
Net charge-offs	(13,236)	(8,739)	(9,497)	(9,523)	(527)	2	(41,520)

Provision for loan losses	10,752	(1,489)	5,499	4,322	736		19,820

Ending balance	$49,629	$26,396	$16,014	$20,589	$1,045	$177	$113,850

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

The table below summarizes activity in the allowance for loan losses (in $1,000s) and the ratio of net charge-offs to average portfolio loans outstanding:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010(1)	2011	2010(1)

Allowance for loan losses at beginning of period	$125,125	$122,743	$133,170	$117,594

Allowance for loan losses of previously-discontinued bank subsidiary	--	--	2,380	--

Loans charged-off:
Loans secured by real estate:
Commercial	(6,791)	(15,354)	(15,389)	(25,837)
Residential (including multi-family)	(3,445)	(6,210)	(10,710)	(18,066)
Construction, land development and other land	(4,912)	(7,403)	(13,227)	(20,811)
Total loans secured by real estate	(15,148)	(28,967)	(39,326)	(64,714)
Commercial and other business-purpose loans	(6,248)	(5,480)	(11,551)	(12,321)
Consumer	(397)	(246)	(620)	(403)
Other	--	(1)	--	(1)
Total charge-offs	(21,793)	(34,694)	(51,497)	(77,439)
Recoveries:
Loans secured by real estate:
Commercial	1,158	384	2,153	739
Residential (including multi-family)	991	513	1,971	621
Construction, land development and other land	707	2,284	3,730	3,429
Total loans secured by real estate	2,856	3,181	7,854	4,789
Commercial and other business-purpose loans	1,250	964	2,028	1,648
Consumer	56	49	93	66
Other	1	--	2	--
Total recoveries	4,163	4,194	9,977	6,503
Net charge-offs	(17,630)	(30,500)	(41,520)	(70,936)
Additions to allowance charged to expense (provision
for loan losses)	6,355	41,565	19,820	87,150

Allowance for loan losses at end of period	$113,850	$133,808	$113,850	$133,808

Average total portfolio loans for the period	$2,123,633	$2,721,133	$2,239,906	$2,585,916

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	3.32%	4.48%	3.71%	5.49%

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	June 30, 2011	March 31, 2011(1)	December 31, 2010(1)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$144,632	$142,593	$149,607
Residential (including multi-family)	51,899	51,322	58,449
Construction, land development and other land	47,551	45,973	52,155
Total loans secured by real estate	244,082	239,888	260,211
Commercial and other business-purpose loans	23,258	29,440	29,648
Consumer	254	536	162
Total nonaccrual loans	267,594	269,864	290,021

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	1,050	4,808	2,875
Residential (including multi-family)	106	688	1,484
Construction, land development and other land	--	2,374	2,380
Total loans secured by real estate	1,156	7,870	6,739
Commercial and other business-purpose loans	417	410	2,073
Consumer	78	19	38
Total past due loans	1,651	8,299	8,850

Total nonperforming loans	$269,245	$278,163	$298,871

Real estate owned and other repossessed assets	103,405	105,599	101,878

Total nonperforming assets	$372,650	$383,762	$400,749

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

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

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of June 30, 2011:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$91,945	$106,715	$16,068
Residential (including multi-family)	34,573	51,168	9,910
Construction, land development and other land	24,135	27,329	5,861
Total loans secured by real estate	150,653	185,212	31,839
Commercial and other business-purpose loans	14,577	35,900	6,640
Consumer	242	1,705	86
	165,472	222,817	38,565
With no related allowance recorded:
Loans secured by real estate:
Commercial	93,144	128,951
Residential (including multi-family)	28,709	38,342
Construction, land development and other land	28,561	46,671
Total loans secured by real estate	150,414	213,964
Commercial and other business-purpose loans	12,917	16,988
Consumer	12	42
	163,343	230,994

Total	$328,815	$453,811	$38,565

Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three and six months ended June 30, 2011, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Three Months Ended June 30, 2011
	Average	Interest
	Recorded	Income
	Investment	Recorded

Commercial	$185,133	$470
Residential (including multi-family)	62,609	139
Construction, land development and other land	51,791	110
Total loans secured by real estate	299,533	719
Commercial and other business-purpose loans	30,457	2
Consumer	396

Total	$330,385	$721

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

	Six Months Ended June 30, 2011
	Average	Interest
	Recorded	Income
	Investment	Recorded

Commercial	$184,844	$1,028
Residential (including multi-family)	64,670	289
Construction, land development and other land	53,258	146
Total loans secured by real estate	302,772	1,463
Commercial and other business-purpose loans	32,155	88
Consumer	348

Total	$335,275	$1,551

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of December 31, 2010 (excludes amounts related to discontinued operations):

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$79,543	$128,947	$12,676
Residential (including multi-family)	39,049	46,644	10,917
Construction, land development and other land	23,532	47,304	8,093
Total loans secured by real estate	142,124	222,895	31,686
Commercial and other business-purpose loans	21,170	33,833	8,970
Consumer	185	211	104
	163,479	256,939	40,760
With no related allowance recorded:
Loans secured by real estate:
Commercial	104,440	169,009
Residential (including multi-family)	29,445	49,163
Construction, land development and other land	32,669	52,713
Total loans secured by real estate	166,554	270,885
Commercial and other business-purpose loans	13,731	22,721
Consumer	18	42
	180,303	293,648

Total	$343,782	$550,587	$40,760

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

The following tables summarize the aging and amounts of past due loans (in $1,000s):

	June 30, 2011
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$16,451	$1,050	$144,632	$162,133	$981,369	$1,143,502
Residential (including multi-
family)	7,925	106	51,899	59,930	364,713	424,643
Construction, land development
and other land	2,786		47,551	50,337	119,594	169,931
Total loans secured by real estate	27,162	1,156	244,082	272,400	1,465,676	1,738,076
Commercial and other business-
purpose loans	4,464	417	23,258	28,139	230,870	259,009
Consumer	369	78	254	701	18,695	19,396
Other	3			3	18,199	18,202

Total	$31,998	$1,651	$267,594	$301,243	$1,733,440	$2,034,683

	December 31, 2010(1)
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$27,272	$2,875	$149,607	$179,754	$1,048,378	$1,228,132
Residential (including multi-
family)	12,470	1,484	58,449	72,403	395,954	468,357
Construction, land development
and other land	6,167	2,380	52,155	60,702	135,762	196,464
Total loans secured by real estate	45,909	6,739	260,211	312,859	1,580,094	1,892,953
Commercial and other business-
purpose loans	8,345	2,073	29,648	40,066	267,193	307,259
Consumer	560	38	162	760	20,703	21,463
Other					14,927	14,927

Total	$54,814	$8,850	$290,021	$353,685	$1,882,917	$2,236,602

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

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

Loans not meeting the preceding criteria that are analyzed individually as part of management's classification categories described on the preceding page are considered to be loans which are not adversely classified.  Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	June 30, 2011
	Loans Not Adversely Classified	Adversely Classified Loans		Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$808,089	$93,286	$242,127	$1,143,502
Residential (including multi-family)	298,629	33,486	92,528	424,643
Construction, land development and
other land	88,814	15,753	65,364	169,931
Total loans secured by real estate	1,195,532	142,525	400,019	1,738,076
Commercial and other business-purpose
loans	199,778	13,706	45,525	259,009
Consumer	18,033	743	620	19,396
Other	17,765	437		18,202

Total	$1,431,108	$157,411	$446,164	$2,034,683

	December 31, 2010(1)
	Loans Not Adversely Classified	Adversely Classified Loans		Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$863,322	$112,081	$252,729	$1,228,132
Residential (including multi-family)	334,065	38,325	95,967	468,357
Construction, land development and
other land	101,094	25,771	69,599	196,464
Total loans secured by real estate	1,298,481	176,177	418,295	1,892,953
Commercial and other business-purpose
loans	225,737	22,943	58,579	307,259
Consumer	20,014	1,020	429	21,463
Other	13,359	1,568		14,927

Total	$1,557,591	$201,708	$477,303	$2,236,602

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Discontinued Operations

Through June 30, 2011, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale	Gain
	Date Sold	Proceeds	(Loss)

Bank of Tucson – main office(1)	January 24, 2011	$4,567	$4,418
Bank of Fort Bend(2)	March 30, 2011	4,302	1,432
Community Bank of Rowan(3)	April 19, 2011	4,845	(1,298)

		$13,714	$4,552

(1)	Previously a wholly-owned subsidiary of Capitol. Sale proceeds represent the net premium received from the assumption of liabilities and acquisition of assets transaction.
(2)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.
(3)	Previously a majority-owned subsidiary of Capitol.

On July 28, 2011, the sale of Bank of the Northwest and Sunrise Bank was completed with aggregate proceeds of $24.1 million and an estimated gain of $150,000.

Capitol's consolidated results of operations would not have been materially different if the sales of these banks had occurred at the beginning of the periods presented; however, such sales are reflected on that basis in the pro forma condensed consolidated financial statements on page 48 of this document.

The results of operations of Bank of Fort Bend, Bank of the Northwest, Bank of Tucson – main office, Community Bank of Rowan and Sunrise Bank, together with the results of operations of Adams Dairy Bank, Bank of Belleville, Bank of San Francisco, Community Bank of Lincoln, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Napa Community Bank, Ohio Commerce Bank, Southern Arizona Community Bank and USNY Bank which were sold in 2010, are classified as discontinued operations for the periods presented and include the following components (in $1,000s):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Interest income	$4,891	$18,161	$11,289	$38,475
Interest expense	612	3,620	1,567	7,890
Net interest income	4,279	14,541	9,722	30,585
Provision for loan losses	1,755	3,199	2,251	7,714
Net interest income after provision for
loan losses	2,524	11,342	7,471	22,871
Noninterest income	321	1,165	946	2,520
Gain on sale of bank subsidiaries	184	10,083	4,552	10,083
Noninterest expense	3,983	9,110	8,100	19,793
Income (loss) before income taxes	(954)	13,480	4,869	15,681
Less income tax expense	71	4,559	1,626	5,469
Net income (loss) from discontinued operations	(1,025)	8,921	3,243	10,212
Net income attributable to noncontrolling
interests in consolidated subsidiaries	527	80	321	698
Net income (loss) from discontinued operations
attributable to Capitol Bancorp Limited	$(498)	$9,001	$3,564	$10,910
Net income (loss) from discontinued operations
per common share attributable to Capitol
Bancorp Limited	$(0.01)	$0.44	$0.10	$0.57

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Discontinued Operations – Continued

Assets and liabilities of discontinued operations are summarized below (in $1,000s):

	June 30, 2011	Dec 31, 2010		June 30, 2011	Dec 31, 2010
Assets:			Liabilities:
Cash and cash equivalents	$86,114	$158,200	Noninterest-bearing
Investment securities	1,880	12,657	deposits	$114,752	$186,932
Federal Home Loan Bank			Interest-bearing deposits	220,017	512,250
stock	1,280	3,277	Total deposits	334,769	699,182
Portfolio loans	284,474	594,444	Other liabilities	4,320	12,870
Less allowance for loan
losses	(10,811)	(16,631)		$339,089	$712,052
Net portfolio loans	273,663	577,813
Premises and equipment	1,563	5,991
Other real estate owned	4,180	7,442
Other assets	3,901	10,529

	$372,581	$775,909

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at June 30, 2011.  Fair value is based on independent quoted market prices, where applicable, or the prices for other whole mortgage loans with similar characteristics.

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2011 and December 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Fair Value – Continued

Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	June 30, 2011		December 31, 2010(2)
	Total	Significant Other Observable Inputs (Level 2)	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United States treasury	$4,041	$4,041	$506	$506
United States government agency	11,345	11,345	12,681	12,681
Mortgage-backed	7,948	7,948	1,924	1,924
Municipalities	337	337	378	378

	$23,671	$23,671	$15,489	$15,489

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	June 30, 2011		December 31, 2010(2)
	Total	Significant Unobservable Inputs (Level 3)	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$282,312	$282,312	$304,243	$304,243

Other real estate owned(1)	$103,078	$103,078	$101,618	$101,618

(1)
Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.  For other real estate owned, such fair value is reduced by estimated costs to sell the properties.

(2)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Fair Value – Continued

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

	June 30, 2011		December 31, 2010(2)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$453,096	$453,096	$463,308	$463,308
Loans held for sale	1,536	1,536	6,245	6,245
Investment securities:
Available for sale	23,671	23,671	15,489	15,489
Held for long-term investment	2,103	2,103	2,893	2,893
	25,774	25,774	18,382	18,382
Federal Home Loan Bank and Federal Reserve Bank stock	14,907	14,907	15,636	15,636
Portfolio loans:
Loans secured by real estate:
Commercial	1,143,502	1,142,121	1,228,132	1,234,507
Residential (including multi-family)	424,643	424,379	468,357	467,954
Construction, land development and other land	169,931	170,137	196,464	196,609
Total loans secured by real estate	1,738,076	1,736,637	1,892,953	1,899,070
Commercial and other business-purpose loans	259,009	259,213	307,259	307,949
Consumer	19,396	19,689	21,463	21,690
Other	18,202	18,153	14,927	14,849
Total portfolio loans	2,034,683	2,033,692	2,236,602	2,243,558
Less allowance for loan losses	(113,850)	(113,850)	(133,170)	(133,170)
Net portfolio loans	1,920,833	1,919,842	2,103,432	2,110,388

Financial liabilities:
Deposits:
Noninterest-bearing	413,938	413,938	398,718	398,718
Interest-bearing:
Demand accounts	612,775	612,775	662,773	662,773
Time certificates of less than $100,000	606,452	612,292	676,350	680,258
Time certificates of $100,000 or more	743,502	748,564	799,796	803,443
Total interest-bearing	1,962,729	1,973,631	2,138,919	2,146,474
Total deposits	2,376,667	2,387,569	2,537,637	2,545,192
Notes payable and other borrowings	88,876	81,872	111,699	104,516
Subordinated debentures	149,106	151,296	167,586	170,841	(1)

(1)
Represents liquidation or principal amount outstanding.  The quoted market value of certain trust-preferred securities
(Capitol Trust I and XII) included within subordinated debentures was substantially less than that amount.

(2)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

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

Note G – Stock Options

Stock option activity is summarized as follows:

	Number Outstanding	Exercise Price Range			Weighted Average Exercise Price

Outstanding at January 1, 2011	1,745,602	$1.78	to	$46.20	$21.53
Cancelled or expired	(204,766)	25.27	to	30.21	28.63

Outstanding at June 30, 2011	1,540,836	$1.78	to	$46.20	$20.59

Stock options were granted during the six months ended June 30, 2010 with an aggregate fair value approximating $255,000 (none were granted in 2011).  Share-based compensation expense relating to stock options for the six months ended June 30, 2011 and 2010 approximated $5,000 and $174,000, respectively.

As of June 30, 2011, stock options outstanding had a weighted average remaining contractual life of 2.50 years and, due to the exercise price being greater than the fair value of Capitol's common stock, had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of June 30, 2011:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$1.00 to 14.99	556,105	$2.49	4.25 years
$15.00 to 19.99	66,883	16.40	0.28 years
$20.00 to 24.99	205,953	22.02	3.04 years
$25.00 to 29.99	30,001	25.86	0.10 years
$30.00 to 34.99	341,898	32.31	0.93 years
$35.00 or more	339,996	37.91	1.54 years

Total outstanding	1,540,836	$20.59

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note H – Net Loss Per Common Share Attributable to Capitol Bancorp Limited

Computations of loss per common share were based on the following (in 1,000s) for the periods ended June 30:

	Three Month Period		Six Month Period
	2011	2010	2011	2010

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(16,438)	$(41,003)	$(16,149)	$(88,885)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic and diluted net loss per share)	40,946	20,684	36,579	19,052

Number of antidilutive stock options excluded from diluted net loss per share computation	1,541	2,304	1,541	2,304

Number of antidilutive unvested restricted shares excluded from basic and diluted net loss per share computation	30	126	30	126

Number of antidilutive warrants excluded from diluted net loss per share computation	1,326	76	1,326	76

Note I – Trust-Preferred Securities and Debt Extinguishment

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $22.3 million and $20.8 million at June 30, 2011 and December 31, 2010, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

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

In 2010, Capitol extinguished approximately $4.6 million in promissory notes in exchange for 1,374,000 shares of common stock resulting in a gain of $1.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note J – Pending Sale of Subsidiary Banks

In addition to completed sales of certain bank subsidiaries (see Note E), Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which are pending:  Bank of Feather River, Bank of Las Colinas, Bank of Michigan, Evansville Commerce Bank, First Carolina State Bank and Pisgah Community Bank.  The financial statement impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 48 and 49 of this document.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note K – Regulatory and Operating Matters – Continued

Banking subsidiaries which have received a PCAN and/or a PCAD are as follows as of June 2011 (listed in descending order based on total assets):

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note L – Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

		June 30,		December 31,
		2011		2010
Tier 1 capital to average adjusted total assets:
Minimum required amount(1)	≥	$121,252	≥	$155,224
Actual amount		$(59,791)		$(39,980)
Ratio		(1.97)%		(1.03)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(2)	≥	$91,551	≥	$110,909
Actual amount		$(59,791)		$(39,980)
Ratio		(2.61)%		(1.44)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(3)	≥	$183,101	≥	$221,818
Actual amount		$(59,791)		$(39,980)
Ratio		(2.61)%		(1.44)%

(1)	The minimum required ratio of Tier 1 capital to average adjusted total assets is 4%.
(2)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(3)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.

Capitol's total risk-based capital ratio at June 30, 2011 and December 31, 2010 was materially and adversely impacted by the exclusion of approximately $178.9 million and $203.7 million, respectively, of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted from operating losses; however, a Tier 2 limitation, primarily due to the exclusion of trust-preferred securities, did not apply to Capitol's regulatory capital computations at earlier measurement dates prior to 2010.

The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at June 30, 2011 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Regulatory capital ratios of the banks are set forth on page 41 on this document.

Note M – Subsequent Event

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset taxable income and reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements.  As part of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued after that date, but would only be activated if triggered under the Plan.

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

Financial Condition

Total assets approximated $2.9 billion at June 30, 2011 and $3.5 billion at December 31, 2010.  The balance sheet includes total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	June 30, 2011	December 31, 2010
Arizona Region:
Bank of Tucson(1)		$222,882
Central Arizona Bank	$63,560	75,590
Sunrise Bank of Albuquerque	62,776	73,539
Sunrise Bank of Arizona	356,740	353,154
Arizona Region Total	483,076	725,165

California Region:
Bank of Feather River	42,747	38,930
Sunrise Bank(1)	225,166	231,836
California Region Total	267,913	270,766

Colorado Region:
Mountain View Bank of Commerce	54,678	60,303

Great Lakes Region:
Bank of Maumee	36,185	40,300
Bank of Michigan	81,843	81,873
Capitol National Bank	156,037	157,606
Evansville Commerce Bank	49,575	52,506
Indiana Community Bank	127,400	128,728
Michigan Commerce Bank	864,250	933,698
Great Lakes Region Total	1,315,290	1,394,711

Nevada Region:
1st Commerce Bank	36,404	39,555
Bank of Las Vegas	343,990	375,084
Nevada Region Total	380,394	414,639

Northwest Region:
Bank of the Northwest(1)	147,415	145,540
High Desert Bank	32,533	37,967
Northwest Region Total	179,948	183,507

Southeast Region:
Community Bank of Rowan(1)		140,276
First Carolina State Bank	95,094	103,254
Pisgah Community Bank	30,256	43,125
Sunrise Bank	97,945	112,718
Southeast Region Total	223,295	399,373

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	June 30, 2011	December 31, 2010
Texas Region:
Bank of Fort Bend(1)		$35,375
Bank of Las Colinas	$48,698	44,767
Texas Region Total	48,698	80,142

Parent company and other, net	(7,433)	11,608

Consolidated totals	2,945,859	3,540,214
Less discontinued operations	(372,581)	(775,909)

Consolidated totals—continuing operations	$2,573,278	$2,764,305

(1)
Capitol sold its ownership in Bank of the Northwest and Sunrise Bank effective July 28, 2011; Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011 and Bank of Tucson effective January 24, 2011.  The banks' operations have been included in Capitol's consolidated totals up to the date of sale; however, the banks' results are reflected in discontinued operations.

Total assets decreased $594 million during the six months ended June 30, 2011, of which $399 million related to bank subsidiaries sold during the period.

Portfolio loans, the single largest asset category (69% of total assets at June 30, 2011), decreased during the six months ended June 30, 2011 by approximately $202 million, compared to a decrease of about $253 million during the corresponding period of 2010.  The portfolio decrease is in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.  Because portfolio loans compose the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

Geographic diversification of Capitol's balance sheet is important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of June 30, 2011, 46% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (43% at December 31, 2010) and 54% of the consolidated loan portfolio relates to banks located in other regions of the country (57% at December 31, 2010).  This is important because Capitol's diversification efforts lessen disproportionate geographic concentration within a specific region.

The consolidated allowance for loan losses at June 30, 2011 approximated $113.9 million or 5.60% of total portfolio loans, a decrease from the 5.95% ratio at the beginning of the year (excluding discontinued operations), resulting from some improvement in economic conditions and changes in asset quality.

Loan charge-offs for the interim 2011 periods, which decreased significantly compared to 2010, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in the 2010 period related primarily to Michigan, Arizona and Nevada banks, due to growth in nonperforming loans and a sustained difficult and uncertain economic climate.  The interim 2011 provision for loan losses is discussed in further detail in the 'Results of Operations' section of this narrative.

Nonperforming loans decreased $29.6 million or 9.9% during the six months ended June 30, 2011, compared to a large increase of $52.2 million or 18.9% in the corresponding period of 2010.  Nonperforming loans have decreased for four consecutive quarters.  Management believes the overall decrease may demonstrate some stabilization in several of Capitol's key markets; however, no assurance can be given that future operating results will continue to reflect these recent trends.

Nonperforming assets decreased $28.1 million for the six months ended June 30, 2011, compared to a $17.0 million decrease in the immediately preceding quarterly period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The allowance for loan losses as a percentage of nonperforming loans approximated 42.3% at June 30, 2011, compared to 44.6% at the beginning of the year (excluding operations discontinued in 2010).  As previously-discussed, the allowance for loan losses is an estimate determined by management at the balance-sheet date.  Levels of nonperforming loans may fluctuate at balance-sheet dates by amounts which are not commensurate with the ratio of the allowance for loan losses or the so-called allowance coverage ratio of nonperforming loans (i.e., the allowance for loan losses as a percentage of nonperforming loans).  Several factors may contribute to this occurrence.  For example, estimated losses relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans and, accordingly, there is no related allowance for loan losses allocation necessary.  Further, some collateral-dependent loans may have minimal or no loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

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

Nonperforming loans at June 30, 2011 approximated 13.2% of total portfolio loans, a decrease from the December 31, 2010 ratio of 13.4% (excluding discontinued operations).  Of the nonperforming loans at June 30, 2011, about 91% were real estate secured.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at June 30, 2011 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

Total nonperforming loans approximated $269.2 million at June 30, 2011.  Of that total, $128.3 million or 46% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan.  Nonperforming loans have decreased significantly during the six months ended June 30, 2011 by $16.4 million within the Great Lakes Region and $5.3 million within the Arizona Region (excluding discontinued operations).

In response to the elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for the Great Lakes Region (including some loans carried at the parent level), Southeast Region and the Nevada Region, approximating 5.66%, 5.76% and 7.62% of portfolio loans for the respective region on a combined basis as of June 30, 2011.  The allowance for loan losses levels range as high as 10.40% at 1st Commerce Bank, 9.13% at Pisgah Community Bank, 7.39% at Bank of Las Vegas and 6.81% at Michigan Commerce Bank.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.

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

At June 30, 2011, problem and potential-problem loans (including the previously-discussed nonperforming loans) approximated $603.6 million or about 30% of total consolidated portfolio loans, compared to approximately $742.8 million or about 29% at December 31, 2010.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they necessarily deemed "impaired"), but rather are identified by management as potential problem loans to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously-discussed, are primarily secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic conditions in some markets may result in higher levels of future loan losses in comparison to previous years, as experienced in the first six months of 2011.

Regarding other real estate owned and collateral-dependent loans in Michigan, foreclosure laws in that state generally favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) take much longer than in many other states.  Further, once a property is available to the bank for sale or liquidation, current market conditions (particularly in Michigan, Arizona and Nevada) may not be conducive to rapid marketing or near-term sale of the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010
Arizona Region:
Bank of Tucson(1)		$159,334		$2,380		$7,711		1.49%
Central Arizona Bank	$46,550	52,844	$2,128	2,552	$3,030	5,092	4.57%	4.83%
Sunrise Bank of Albuquerque	48,368	52,502	2,052	2,499	4,994	4,731	4.24%	4.76%
Sunrise Bank of Arizona	263,463	264,181	13,706	16,700	26,420	29,936	5.20%	6.32%
Arizona Region Total	358,381	528,861	17,886	24,131	34,444	47,470	4.99%	4.56%

California Region:
Bank of Feather River	37,590	31,297	591	479	342		1.57%	1.53%
Sunrise Bank(1)	171,235	183,641	6,911	7,815	7,661	8,529	4.04%	4.26%
California Region Total	208,825	214,938	7,502	8,294	8,003	8,529	3.59%	3.86%

Colorado Region:
Mountain View Bank of Commerce	41,073	41,087	716	789	474	883	1.74%	1.92%

Great Lakes Region:
Bank of Maumee	31,062	33,558	1,457	1,427	687	442	4.69%	4.25%
Bank of Michigan	62,504	64,278	1,424	1,368	1,689	2,312	2.28%	2.13%
Capitol National Bank	131,475	138,251	4,952	5,976	14,371	13,616	3.77%	4.32%
Evansville Commerce Bank	35,286	38,609	886	1,103	1,286	1,801	2.51%	2.86%
Indiana Community Bank	101,267	112,986	3,881	3,703	7,269	8,358	3.83%	3.28%
Michigan Commerce Bank	705,703	812,088	48,052	57,381	100,211	114,937	6.81%	7.07%
Great Lakes Region Total	1,067,297	1,199,770	60,652	70,958	125,513	141,466	5.68%	5.91%

Nevada Region:
1st Commerce Bank	22,119	25,521	2,301	624	4,580	5,611	10.40%	2.45%
Bank of Las Vegas	274,234	306,802	20,271	25,235	80,227	82,042	7.39%	8.23%
Nevada Region Total	296,353	332,323	22,572	25,859	84,807	87,653	7.62%	7.78%

Northwest Region:
Bank of the Northwest(1)	113,239	118,755	3,900	4,000	4,881	6,609	3.44%	3.37%
High Desert Bank	27,793	29,872	1,386	1,350	1,150	1,053	4.99%	4.52%
Northwest Region Total	141,032	148,627	5,286	5,350	6,031	7,662	3.75%	3.60%

Southeast Region:
Community Bank of Rowan(1)		102,926		1,736		3,441		1.69%
First Carolina State Bank	66,533	77,797	2,965	2,389	3,922	6,560	4.46%	3.07%
Pisgah Community Bank	23,691	28,071	2,163	1,511	5,512	6,968	9.13%	5.38%
Sunrise Bank	70,458	79,558	4,123	4,374	9,348	10,452	5.85%	5.50%
Southeast Region Total	160,682	288,352	9,251	10,010	18,782	27,421	5.76%	3.47%

Texas Region:
Bank of Fort Bend(1)		29,788		700		419		2.35%
Bank of Las Colinas	41,049	41,434	737	737	986	907	1.80%	1.78%
Texas Region Total	41,049	71,222	737	1,437	986	1,326	1.80%	2.02%

Parent company and other, net	4,465	5,866	59	2,973	2,747	3,170	1.32%	n.m.

Consolidated totals	2,319,157	2,831,046	124,661	149,801	281,787	325,580	5.38%	5.29%
Less discontinued operations	(284,474)	(594,444)	(10,811)	(16,631)	(12,542)	(26,709)	(3.80)%	(2.80)%

Consolidated totals relating to continuing operations	$2,034,683	$2,236,602	$113,850	$133,170	$269,245	$298,871	5.60%	5.95%

(1)
Capitol sold its ownership in Bank of the Northwest and Sunrise Bank effective July 28, 2011; Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011 and Bank of Tucson effective January 24, 2011.  The banks' operations have been included in Capitol's consolidated totals up to the date of sale; however, the banks' results are reflected in discontinued operations.

n.m.	Not meaningful.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Accounting for income taxes requires significant estimates and management judgments.  At June 30, 2011, Capitol had a deferred tax asset approximating $211.3 million ($192.1 million at December 31, 2010), subject to a related valuation allowance.  When realization of the deferred tax asset is in doubt, a valuation reserve is required to reduce the deferred tax asset to the amount which is more-likely-than-not realizable.  Management reviewed the potential realization of net deferred tax assets as of June 30, 2011 and increased the related valuation allowance to $210.3 million, maintaining the net deferred tax asset at approximately $1.0 million.  The net deferred tax asset ($1.0 million and $1.8 million at June 30, 2011 and December 31, 2010, respectively) represents the amount which is more-likely-than-not realizable at the balance-sheet date for a small group of less than 80%-owned consolidated bank subsidiaries.

Results of Operations

Summary

The second quarter 2011 net loss attributable to Capitol was approximately $16.4 million compared to a net loss of $41.0 million for the second quarter of 2010.  The net loss per share attributable to Capitol was $0.40 for the three months ended June 30, 2011 compared to a net loss per share of $1.98 in the corresponding period of 2010.  Net loss attributable to Capitol for the six months ended June 30, 2011 approximated $16.1 million compared to a net loss of $88.9 million in the corresponding period of 2010.  Net loss per common share attributable to Capitol was $0.44 for the six months ended June 30, 2011 compared to a net loss per share of $4.67 in the corresponding 2010 period.  Net income relating to discontinued operations was not material to the periods presented except for the gain on sale of bank subsidiaries which approximated $4.6 million and $10.1 million for the six months ended June 30, 2011 and 2010, respectively.

The primary reasons for the lower interim 2011 net loss as compared to the corresponding 2010 period were a significant reduction in the provision for loan losses of $67.3 million to $19.8 million for the six months ended June 30, 2011 compared to a provision of $87.2 million for the six months ended June 30, 2010 (excluding discontinued operations), as well as a gain on exchange of trust-preferred securities for common stock of approximately $16.9 million.

Analytical Review

The provision for loan losses decreased significantly for the six months ended June 30, 2011 due to lower levels of loan charge-offs, declining levels of nonperforming loans and stable valuations of collateral-dependent loans, primarily secured by real estate.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously-discussed.  The significant increase in the provision for loan losses in the preceding year had a material adverse effect on interim 2010 operating results.

Net interest income for the six-month 2011 period totaled $39.3 million, a 2.4% decrease compared to $40.2 million in 2010.  Net interest income for the three months ended June 30, 2011 totaled $19.1 million, a 3.5% decrease compared to $19.8 million in 2010.  The net interest margin approximated 2.99% for the three months ended June 30, 2011, a 16 basis-point decrease compared to 3.15% for the three months ended March 31, 2011, and an 11 basis-point increase compared to 2.88% for the three months ended June 30, 2010.  It is difficult to speculate on future changes in net interest margin.

While net interest income was relatively stable during the interim 2011 periods in spite of a significantly reduced asset base compared to 2010, provisions for loan losses did not exceed net interest income for the interim periods of 2011 as it did in the interim 2010 periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest income for the six months ended June 30, 2011 approximated $26.9 million, a significant increase compared to $10.4 million for the same period in 2010.  The interim 2011 period included a gain on exchange of trust-preferred securities of $16.9 million (see Note I to the accompanying condensed consolidated financial statements) and the interim 2010 period included a gain on exchange of promissory notes for common stock of $1.3 million.  When excluding each of these gains, noninterest income showed a 10% increase in 2011 compared to 2010.  Noninterest income for the three months ended June 30, 2011 totaled $5.7 million, a 30% increase compared to $4.4 million for the same period in 2010 primarily relating to a significant increase in gains on sale of government-guaranteed loans from $184,000 in the 2010 period to $900,000 in the 2011 period.

Noninterest expense totaled $72.4 million for the six-month 2011 period compared to $85.4 million for the comparable period of 2010.  The decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $3.3 million (16%) to $16.8 million in the six-month 2011 period ($20.1 million in the corresponding 2010 period), due to stable valuations and holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased to $5.6 million in the six-month 2011 period compared to $7.4 million in the six-month 2010 period due to the decline in deposits which was used for the assessment base prior to April 2011.

The largest element of noninterest expense is salaries and employee benefits, which approximated $27.7 million for the six months ended June 30, 2011, a decrease of 14.1% from $32.2 million in the corresponding period of 2010, as a result of Capitol's efforts to reduce and streamline staffing at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following for the periods ended June 30 (in $1,000s):

	Three Month Period		Six Month Period
	2011	2010(1)	2011	2010(1)

Legal fees	$753	$1,326	$1,611	$2,206
Insurance	664	387	1,408	619
Professional fees	817	764	1,261	2,791
Loan and collection expense	348	514	813	1,338
Bank services (ATMs, telephone banking and Internet banking)	323	272	663	552
Directors' fees	322	439	613	810
Travel, lodging and meals	298	320	524	549
Communications	257	296	516	569
Advertising	225	313	480	650
Paper, printing and supplies	218	376	479	657
Other	167	1,549	3,639	3,514

Total	$4,392	$6,556	$12,007	$14,255

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the six months ended June 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Arizona Region:
Bank of Tucson(3)		$6,406		$1,091		11.00%		1.03%
Central Arizona Bank	$1,442	1,867	$(1,031)	(2,025)
Southern Arizona Community Bank(3)		2,624		441		9.04%		0.92%
Sunrise Bank of Albuquerque	1,536	1,865	(1,480)	(2,134)
Sunrise Bank of Arizona	10,303	9,710	(7,368)	(26,673)
Arizona Region Total	13,281	22,472	(9,879)	(29,300)

California Region:
Bank of Feather River	1,536	1,164	143	42	4.44%	1.37%	0.69%	0.25%
Bank of San Francisco(3)		2,799		385		8.92%		0.83%
Napa Community Bank(3)		2,947		(77)
Sunrise Bank(3)	5,691	6,899	(729)	(2,662)
California Region Total	7,227	13,809	(586)	(2,312)

Colorado Region:
Fort Collins Commerce Bank(3)		2,910		166		3.46%		0.35%
Larimer Bank of Commerce(3)		2,718		355		8.99%		0.78%
Loveland Bank of Commerce(3)		1,276		127		4.06%		0.64%
Mountain View Bank of Commerce	1,381	1,401	51	47	1.40%	1.33%	0.18%	0.19%
Colorado Region Total	1,381	8,305	51	695

Great Lakes Region:
Bank of Maumee	1,020	1,231	(82)	(1,108)
Bank of Michigan	2,561	2,222	220	(288)	6.30%		0.55%
Capitol National Bank	4,356	5,022	(121)	(2,193)
Evansville Commerce Bank	1,186	1,420	(96)	(239)
Indiana Community Bank	3,310	3,922	(158)	(2,454)
Michigan Commerce Bank	28,390	32,181	(11,613)	(40,862)
Ohio Commerce Bank(3)		1,934		226		5.68%		0.78%
Great Lakes Region Total	40,823	47,932	(11,850)	(46,918)

Midwest Region
Adams Dairy Bank(3)		1,254		(59)
Bank of Belleville(3)		1,048		18		1.02%		0.10%
Community Bank of Lincoln(3)		1,295		(678)
Midwest Region Total		3,597		(719)

Nevada Region:
1st Commerce Bank	660	912	(2,933)	(1,173)
Bank of Las Vegas	7,168	9,663	(2,811)	(22,841)
Nevada Region Total	7,828	10,575	(5,744)	(24,014)

Northeast Region:
USNY Bank(3)		1,945		434		16.28%		1.32%

Northwest Region:
Bank of the Northwest(3)	3,700	4,009	(472)	(1,008)
High Desert Bank	959	1,154	(487)	(271)
Northwest Region Total	4,659	5,163	(959)	(1,279)

Southeast Region:
Community Bank of Rowan(3)(4)	2,123		46		1.88%		0.14%
First Carolina State Bank	2,029	2,310	(2,961)	(1,616)
Pisgah Community Bank	629	1,009	(3,000)	(7,773)
Sunrise Bank	2,390	3,362	(3,233)	(5,005)
Southeast Region Total	7,171	6,681	(9,148)	(14,394)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Texas Region:
Bank of Fort Bend(3)	$720	$1,030	$128	$(31)	14.82%		2.27%
Bank of Las Colinas	1,215	1,070	117	(28)	4.17%		0.50%
Texas Region Total	1,935	2,100	245	(59)

Parent company and other, net	14,515	1,273	17,590	12,007
Consolidated totals	98,820	123,852	(20,280)	(105,859)
Less discontinued operations	(12,234)	(40,995)	3,243	10,212

Consolidated totals for continuing operations	$86,586	$82,857	$(23,523)	$(116,071)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Capitol sold its ownership in Bank of the Northwest and Sunrise Bank effective July 28, 2011; Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011; Bank of Tucson effective January 24, 2011; Southern Arizona community Bank effective December 10, 2010; Fort Collins Commerce Bank, Larimer Bank of Commerce and Loveland Bank of Commerce effective October 29, 2010; Bank of San Francisco effective September 28, 2010; Adams Dairy Bank effective August 31, 2010; USNY Bank effective August 23, 2010; Community Bank of Lincoln effective July 30, 2010; Ohio Commerce Bank effective June 30, 2010; Napa Community Bank effective April 30, 2010 and Bank of Belleville effective April 27, 2010.  The banks' operations have been included in Capitol's consolidated totals up to the date of sale; however, the banks' results are reflected in discontinued operations.

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

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $161 million during the six months ended June 30, 2011 compared to a $34.8 million increase in the corresponding period of 2010.  Brokered deposits approximated $123 million as of June 30, 2011, or about 5% of total deposits, a decrease of $116 million during the six-month 2011 period, as the banks have sought to reduce use of that funding source based on maturity and interest-rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  Brokered deposits at June 30, 2011 include about $24 million of relationship-based structured time accounts.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 17.4% of total deposits at June 30, 2011, an increase from 15.7% at December 31, 2010, and an increase of $15.2 million in the 2011 interim period compared to an increase of $29.7 million during the 2010 period (excluding discontinued operations).  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  During the 2011 period, however, interest-bearing deposits decreased about $176.2 million, mostly related to the previously-mentioned reduction in brokered deposits.

Cash and cash equivalents amounted to $453.1 million or 15.4% of total assets at June 30, 2011, compared to $463.3 million or 13.9% of total assets at December 31, 2010 as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were used to reduce debt obligations or deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into investment securities during a low interest-rate environment and a cautious approach to making new loans in an uncertain economy.  Management believes the banks' liquidity position at June 30, 2011 is adequate to fund loan demand and meet depositor needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At June 30, 2011, Capitol's banks had approximately $23.7 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $78.1 million at June 30, 2011 and additional borrowing capacity approximated $117.3 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and related matters.  Total notes payable and other borrowings were $10.8 million at June 30, 2011.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $22.3 million and $20.8 million at June 30, 2011 and December 31, 2010, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

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

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (2.46)% at June 30, 2011 and (1.75)% at December 31, 2010.  As of June 30, 2011, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $90.2 million or 3.06% of total assets.  Capitol's equity deficit increased in the interim 2011 period due to losses incurred from operations although the losses were not as significant as compared to much greater losses from operations in 2010.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the banks included in consolidation as of June 30, 2011:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(4)		Capital Ratio(1)(4)		Capital Ratio(2)(4)		Regulatory Classification(3)
	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010
Arizona Region:
Central Arizona Bank	2.04%	2.24%	2.80%	3.20%	4.09%	4.49%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Albuquerque	2.58%	2.43%	3.23%	3.39%	4.52%	4.68%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Arizona	2.40%	0.69%	3.06%	0.92%	4.35%	1.84%	significantly-undercapitalized	critically- undercapitalized(6)

California Region:
Bank of Feather River	15.55%	16.08%	19.92%	21.16%	21.18%	22.42%	well-capitalized	well-capitalized
Sunrise Bank	7.63%	7.04%	10.18%	9.93%	11.46%	11.22%	adequately-capitalized(5)	adequately-capitalized(5)

Colorado Region:
Mountain View Bank of Commerce	12.78%	12.02%	17.74%	17.99%	19.00%	19.25%	well-capitalized	well-capitalized

Great Lakes Region:
Bank of Maumee	7.51%	7.00%	9.93%	9.43%	11.23%	10.72%	well-capitalized	well-capitalized
Bank of Michigan	8.63%	7.67%	11.17%	10.33%	12.43%	11.59%	well-capitalized	well-capitalized
Capitol National Bank	6.64%	6.10%	8.05%	7.74%	9.33%	9.03%	adequately-capitalized	adequately-capitalized
Evansville Commerce Bank	9.09%	8.47%	13.17%	12.25%	14.44%	13.52%	well-capitalized	well-capitalized
Indiana Community Bank	6.69%	6.34%	8.99%	8.19%	10.27%	9.47%	adequately-capitalized(5)	adequately-capitalized
Michigan Commerce Bank	2.80%	1.15%	3.49%	1.46%	4.81%	2.78%	significantly-undercapitalized	critically- undercapitalized(6)

Nevada Region:
1st Commerce Bank	2.50%	2.48%	3.92%	3.94%	5.28%	5.20%	significantly-undercapitalized	significantly-undercapitalized
Bank of Las Vegas	2.40%	2.06%	3.07%	2.93%	4.39%	4.27%	significantly-undercapitalized	significantly-undercapitalized

Northwest Region:
Bank of the Northwest	10.03%	10.05%	13.53%	13.25%	14.81%	14.52%	adequately-capitalized(5)	adequately-capitalized(5)
High Desert Bank	7.02%	7.83%	9.97%	10.07%	11.28%	11.36%	adequately-capitalized(5)	adequately-capitalized(5)

Southeast Region:
First Carolina State Bank	2.13%	3.11%	3.19%	4.75%	4.49%	6.02%	significantly-undercapitalized	undercapitalized
Pisgah Community Bank	2.08%	2.03%	2.86%	3.52%	4.21%	4.82%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank	2.01%	2.14%	2.91%	3.29%	4.22%	4.59%	significantly-undercapitalized	significantly-undercapitalized

Texas Region:
Bank of Las Colinas	11.79%	11.58%	14.57%	14.46%	15.83%	15.72%	well-capitalized	well-capitalized

Consolidated totals	(1.97)%	(1.03)%	(2.61)%	(1.44)%	(2.61)%	(1.44)%	less than adequately-capitalized	less than adequately-capitalized

Notes to the preceding table:

(1)	The minimum required Tier 1 leverage ratio and Tier 1 risk-based capital ratio is 4%.
(2)	The minimum required total risk-based capital ratio is 8%.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Notes to the preceding table: – Continued

(4)	Ratios are based on the banks' regulatory reports filed on or before July 29, 2011.
(5)
Institution is subject to a regulatory agreement and, accordingly, cannot be classified better than "adequately-capitalized" even though the risk-based capital ratios would otherwise suggest "well-capitalized" classification.

(6)	Subsequent capital contributions in January 2011 eliminated the banks' classification as "critically-undercapitalized" in 2011.

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at June 30, 2011.

Capitol's total risk-based capital ratio at June 30, 2011 was adversely impacted by the exclusion of approximately $178.9 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at June 30, 2011 resulted from operating losses in the prior year; however, the Tier 2 limitation did not apply to Capitol's regulatory capital computations at earlier measurement dates prior to 2010.

In addition to Capitol's consolidated regulatory capital classification at June 30, 2011, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Proceeds from the sale of banks through June 30, 2011 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than "adequately-capitalized" bank subsidiaries further through the allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, gains on divestiture of some bank subsidiaries and other initiatives.

Going-Concern Considerations

As of June 30, 2011, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

•	An equity deficit approximating $72 million;
•	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
•	Numerous banking subsidiaries with regulatory capital classification as "undercapitalized" or "significantly-undercapitalized";
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

Improvement in Capitol's and its banking subsidiaries' capitalization, financial position, asset quality and results of operations requires multi-faceted efforts, which are currently being considered in the following areas, among others:

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

The Board of Governors of the Federal Reserve, which influences interest rates, has maintained interbank borrowing rates at record low levels and has also expressed concerns about a variety of macro economic issues.  Home mortgage rates have fluctuated and residential real estate markets have deteriorated in various regions, which adversely impacts fee income from the origination of residential mortgages.  There has been widespread media coverage of earlier subprime and other residential mortgage "meltdown" issues; Capitol believes its exposure to the residential real estate crisis to be generally minimal due to its practice of selling residential mortgage loan production to the secondary market.  Many of Capitol's banks' commercial loans are variable-rate and, accordingly, result in lower interest income to Capitol in the near term in the current interest-rate environment; however, depositors will continue to expect interest rates on their accounts to be at reasonable market rates, potentially compressing net interest margins further.  The future outlook on interest rates and their impact on Capitol's interest income, interest expense and net interest income is uncertain.

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

Media reports raising questions about the health of the domestic economy and the sustained national recession have continued in 2011.  Although nonperforming assets have decreased during the interim 2011 period, it is likely levels of nonperforming assets and related loan losses may increase further as economic conditions, locally and nationally, evolve.

On August 5, 2011, Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  While United States lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor's view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the United States government's medium term debt dynamics.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations – Continued

This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market's anticipation of these impacts could have a material adverse effect on Capitol's business, financial condition and liquidity.  In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade.

Because of the unprecedented nature of negative credit rating actions with respect to United States government obligations, the ultimate impacts on global markets and Capitol's business, financial condition and liquidity are unpredictable and may not be immediately apparent.

Through June 30, 2011, mergers of some of Capitol's banking subsidiaries have been completed in Arizona, southern California, Georgia, Indiana, Michigan, Nevada and the Pacific Northwest.  The resulting merged institutions have been combined on a regional basis to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.

Divestiture of Banks

Through June 30, 2011, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale	Gain
	Date Sold	Proceeds	(Loss)

Bank of Tucson – main office(1)	January 24, 2011	$4,567	$4,418
Bank of Fort Bend(2)	March 30, 2011	4,302	1,432
Community Bank of Rowan(3)	April 19, 2011	4,845	(1,298)

		$13,714	$4,552

(1)	Previously a wholly-owned subsidiary of Capitol. Sale proceeds represent the net premium received from the assumption of liabilities and acquisition of assets transaction.
(2)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.
(3)	Previously a majority-owned subsidiary of Capitol.

On July 28, 2011, the sale of Bank of the Northwest and Sunrise Bank was completed with aggregate proceeds of $24.1 million and an estimated gain of $150,000.

In addition to completed sales transactions, Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which are pending:  Bank of Feather River, Bank of Michigan, Bank of Las Colinas, Evansville Commerce Bank, First Carolina State Bank and Pisgah Community Bank.  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 48 and 49 of this document.  Total proceeds from those pending sales are expected to approximate $14.1 million, resulting in a projected loss of $1.2 million ($0.03 per common share) and are expected to be consummated throughout the remainder of 2011, subject to regulatory approval and other significant contingencies.

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

Many of Capitol's bank subsidiaries have entered into formal agreements with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on page 41 of this document.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Tax Matters

The Internal Revenue Service is currently conducting an examination of the Corporation's consolidated federal income tax returns for the years ended December 31, 2008 and 2009.  Adjustments to the taxable income or taxes payable or refundable are undetermined pending the completion of the examination expected in late 2011 or early 2012.

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset taxable income and reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements.  As part of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued after that date, but would only be activated if triggered under the Plan.

The Plan is designed to reduce the likelihood that Capitol will experience an ownership change by discouraging any person from becoming a 5-percent shareholder.  There is no guarantee, however, that the Plan will prevent Capitol from experiencing an ownership change.

The issuance of the preferred share purchase rights will not affect Capitol's reported per share results and is not taxable to Capitol or its shareholders.

[The remainder of this page intentionally left blank]

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
June 30, 2011

(in $1,000s)

	Historical Amounts As Reported	Pending Future Sale of Bank Subsidiaries (Note A)		Pro Forma Consolidated
ASSETS				
Cash and cash equivalents	$ 453,096	$ (27,924)		$ 425,172
Loans held for sale	1,536	(819)		717
Investment securities	25,774	(7,233)		18,541
Portfolio loans	2,034,683	(266,651)		1,768,032
Less allowance for loan losses	(113,850)	8,766		(105,084)
Net portfolio loans	1,920,833	(257,885)		1,662,948
Premises and equipment, net	31,296	(4,878)		26,418
Other real estate owned	103,078	(6,373)		96,705
Other assets	410,246	(378,299)		31,947
TOTAL ASSETS	$ 2,945,859	$ (683,411)		$ 2,262,448
LIABILITIES AND EQUITY				
Liabilities:				
Deposits	$ 2,376,667	$ (306,351)		$ 2,070,316
Debt obligations	237,982	(14,330)		223,652
Other liabilities	390,159	(340,057)		50,102
Total liabilities	3,004,808	(660,738)		2,344,070
Equity:				
Capitol Bancorp Limited stockholders' equity:				
Preferred stock	5,098			5,098
Common stock	292,164			292,164
Retained-earnings deficit	(369,273)	(1,168)	B	(370,441)
Other, net	(410)			(410)
Total Capitol Bancorp Limited stockholders' equity deficit	(72,421)	(1,168)		(73,589)
Noncontrolling interests in consolidated subsidiaries	13,472	(21,505)		(8,033)
Total equity deficit	(58,949)	(22,673)		(81,622)
TOTAL LIABILITIES AND EQUITY	$ 2,945,859	$ (683,411)		$ 2,262,448
Nonperforming loans	$ 269,245	$ (26,279)		$ 242,966
Real estate owned and other repossessed assets	103,405	(10,870)		92,535
Total nonperforming assets	$ 372,650	$ (37,149)		$ 335,501
Selected capital ratios:				
Total equity as a percentage of total assets	(2.00)%			(3.61)%
Total capital as a percentage of total assets--Note C	3.06%			2.98%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pending future sale of Bank of Feather River, Bank of Las Colinas, Bank of Michigan, Bank of the Northwest, Evansville Commerce Bank, First Carolina State Bank, Pisgah Community Bank and Sunrise Bank as of June 30, 2011.

B--Estimated loss on pending sale of banks (see Note A), including transaction expenses. Sale proceeds are estimated to approximate $38.2 million (including $24.1 million from the sale of Bank of the Northwest and Sunrise Bank).

C--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)

	Six Months Ended June 30, 2011				
	Historical Amounts	Completed Sale of Bank Subsidiaries (Note A)	Subtotal Pro Forma Consolidated	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 59,672		$ 59,672	$ (7,823)	$ 51,849
Interest expense	20,391		20,391	(1,867)	18,524
Net interest income	39,281		39,281	(5,956)	33,325
Provision for loan losses	19,820		19,820	(4,291)	15,529
Net interest income after provision for loan losses	19,461		19,461	(1,665)	17,796
Noninterest income	26,914		26,914	(1,333)	25,581
Noninterest expense	72,372		72,372	(8,429)	63,943
Loss before income taxes	(25,997)		(25,997)	5,431	(20,566)
Income tax expense (benefit)	(2,474)		(2,474)	(147)	(2,621)
Income (loss) from continuing operations	(23,523)		(23,523)	5,578	(17,945)
Discontinued operations:					
Income (loss) from operations of bank subsidiaries sold	317	$ (317)			
Gain on sales of bank subsidiaries	4,552	(4,552)			
Less income tax expense	1,626	(1,626)			
Income from discontinued operations	3,243	(3,243)			
NET LOSS	(20,280)	(3,243)	(23,523)	5,578	(17,945)
Net losses attributable to noncontrolling interests	4,131	(321)	3,810	(690)	3,120
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (16,149)	$ (3,564)	$ (19,713)	$ 4,888	$ (14,825)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (0.44)		$ (0.54)		$ (0.41)

	Year Ended December 31, 2010				
		Pro Forma Adjustments			
	Historical Amounts (Note D)	Sale of Bank Subsidiaries Completed in 2010 (Note C)	Sale of Bank Subsidiaries Completed in 2011 (Note A)	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 138,610			$ (16,918)	$ 121,692
Interest expense	59,242			(4,963)	54,279
Net interest income	79,368			(11,955)	67,413
Provision for loan losses	148,714			(14,072)	134,642
Net interest income after provision for loan losses	(69,346)			2,117	(67,229)
Noninterest income	23,249			(2,079)	21,170
Noninterest expense	215,489			(18,119)	197,370
Loss before income taxes	(261,586)			18,157	(243,429)
Income tax expense (benefit)	(7,095)			103	(6,992)
Income (loss) from continuing operations	(254,491)			18,054	(236,437)
Discontinued operations:					
Income (loss) from operations of bank subsidiaries sold	(6,287)	$ (6,035)	$ 12,322		
Gain on sales of bank subsidiaries	15,784	(15,784)			
Less income tax expense	9,370	(9,370)	-		
Income from discontinued operations	127	(12,449)	12,322		
NET LOSS	(254,364)	(12,449)	12,322	18,054	(236,437)
Net losses attributable to noncontrolling interests	29,149	902	(2,998)	(2,254)	24,799
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (225,215)	$ (11,547)	$ 9,324	$ 15,800	$ (211,638)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (11.16)				$ (10.48)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations:

A--In 2011, Bank of Fort Bend, Bank of Tucson-main office, Community Bank of Rowan, Bank of the Northwest and Sunrise Bank were sold for approximately $37.8 million in sale proceeds and related net gain of $4.7 million (see Note E to the Condensed Consolidated Financial Statements for individual amounts). The pro forma adjustment for the six months ended June 30, 2011 removes the operating results for Bank of Fort Bend, Bank of Tucson-main office, Community Bank of Rowan, Bank of the Northwest and Sunrise Bank and related net gain on sale as if the sales had occurred at the beginning of the period presented. The pro forma adjustment for the year ended December 31, 2010 removes the operating results of Bank of Fort Bend, Bank of Tucson-main office, Community Bank of Rowan, Bank of the Northwest and Sunrise Bank as if the sales occurred at the beginning of the year.

B--Pending future sale of Bank of Feather River, Bank of Las Colinas, Bank of Michigan, Evansville Commerce Bank, First Carolina State Bank and Pisgah Community Bank. The pro forma adjustment removes the operating results of these banks as if the sales occurred at the beginning of the period presented. Sale proceeds on pending future sale of banks are estimated to approximate $14.1 million and the loss is estimated to approximate $1.2 million including the effect of estimated transaction expenses.

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

D--The historical results of operations of Bank of Fort Bend, Community Bank of Rowan, Bank of the Northwest and Sunrise Bank were reclassified to discontinued operations for presentation purposes (the historical results of operations of Bank of Tucson-main office were previously included in discontinued operations for the year ended December 31, 2010).

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, Capitol identified a material weakness in internal control as a result of a restatement of its financial statements and related disclosures included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.  All aspects of that restatement are in the process of being remediated in 2011.  Such remediation will consist of fully incorporating all regulatory-agency imposed requirements in the computations and internal control process for estimation of allowance for loan losses requirements both at the bank level and on a consolidated basis.

As of the end of the period covered by this Quarterly Report on Form 10-Q, Capitol evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Disclosure Controls").  The Disclosure Controls are designed to allow Capitol to reach a reasonable level of assurance that information required to be disclosed by Capitol in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of Capitol's management, including the Chief Executive Officer ("CEO") and the Principal Accounting Officer ("PAO"). Based upon the Controls Evaluation and subsequent discussions and actions by Capitol as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ("Form 10-K") and above, the CEO and PAO have concluded that as of June 30, 2011, Capitol's Disclosure Controls were effective at a reasonable assurance level.

PART I, ITEM 4

CONTROLS AND PROCEDURES – Continued

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended June 30, 2011, no changes in Capitol's "internal control over financial reporting," as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect Capitol's Internal Control.

Limitations on the Effectiveness of Controls

Capitol's management, including the CEO and PAO, does not expect that its Disclosure Controls and/or its Internal Control will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Capitol have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.
Legal Proceedings.

Capitol and its subsidiaries are parties to certain ordinary, routine litigation incidental to their business.  In the opinion of management, liabilities arising from such litigation would not have a material effect on Capitol's consolidated financial position or results of operations.

In November 2010, Capitol received a subpoena from the Chicago office of the SEC.  The subpoena requests information regarding Capitol's allowance for loan losses and related allowance estimation process and computational methodology, Capitol's methodology for grading loans and the process for making provisions for loan losses and Capitol's provision for loan losses prior to March 31, 2009.  In addition, on April 12, 2011, Capitol received an additional subpoena from the Chicago office of the SEC concerning Capitol's recently amended and restated Form 10-Q for the period ended September 30, 2010.  The subpoena and the SEC's corresponding investigation are nonpublic, which means that the information Capitol provides to the SEC will not be made available publicly, however, could result in Capitol amending its prior SEC filings in the future, depending on the outcome of such investigation.

Capitol understands that the issuance of subpoenas by the Commission, in itself, does not mean that the SEC has concluded that Capitol has broken the law or that the SEC has a negative opinion of Capitol.  Capitol is fully cooperating with the SEC in its investigation, including its follow-up requests.  Capitol cannot predict the timing or outcome of the investigation.

PART II.  OTHER INFORMATION – Continued

Item 1A.
Risk Factors.

There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2010 during the six months ended June 30, 2011.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

In addition to the foregoing, additional risk factors in the current operating environment exist:

If Capitol continues to experience significant net losses, it may be difficult to continue to operate as a going concern.

During 2010 and the interim periods of 2011, Capitol has incurred significant net losses from continuing operations, primarily resulting from additional loan losses associated with a continuing uncertain economy and operating environment.  Those operating losses have resulted in a significant erosion of capital and regulatory matters which are discussed elsewhere in this document.

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

The transferability of Capitol's common shares is limited as a result of the Tax Benefits Preservation Plan.

In order to reduce the likelihood that future transactions in Capitol's common shares will result in an ownership change, on July 11, 2011, Capitol adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of Capitol's common shares.

The Tax Benefits Preservation Plan has the effect of limiting transferability of Capitol's common shares because they may make it more difficult and more expensive to acquire Capitol's common shares under the circumstances described above.  A shareholder's ability to dispose of Capitol's common shares is therefore limited by reducing the class of potential acquirers for such common shares.

Concerns regarding the August 5, 2011 downgrade of the United States' credit rating and the sovereign debt crisis in Europe could have a material adverse effect on Capitol's business, financial condition and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.

PART II.  OTHER INFORMATION – Continued

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
101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T, including: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

_______________

* As provided in Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)
Date: August 12, 2011	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: August 12, 2011	/s/ Marie D. Walker Marie D. Walker (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T, including: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

_______________

* As provided in Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.