Form 10-Q
period 2011-09-30
CAPITOL BANCORP LTD
filed 2011-11-14
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, No par value	41,045,267 shares

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

•  A continuation of volatility in the capital markets;

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

•  Governmental monetary and fiscal policies, as well as legislative and regulatory changes or mandates, that may result in the imposition of costs and constraints on Capitol through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, increases in allowance for loan loss reserves and operational limitations;

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

•  The costs, effects and impacts of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including without limitation, the current investigation by the SEC and the results of regulatory examinations and reviews;

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(in $1,000s, except share and per-share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$52,222	$44,135
Money market and interest-bearing deposits	371,647	395,655
Federal funds sold	--	50
Cash and cash equivalents	423,869	439,840
Loans held for sale	1,745	5,587
Investment securities -- Note C:
Available for sale, carried at fair value	24,690	15,489
Held for long-term investment, carried at
amortized cost which approximates fair value	2,012	2,893
Total investment securities	26,702	18,382
Federal Home Loan Bank and Federal Reserve
Bank stock (carried on the basis of cost) -- Note C	14,266	15,494
Portfolio loans -- Note D:
Loans secured by real estate:
Commercial	1,046,009	1,189,110
Residential (including multi-family)	380,893	441,629
Construction, land development and other land	142,256	184,823
Total loans secured by real estate	1,569,158	1,815,562
Commercial and other business-purpose loans	211,191	285,916
Consumer	14,796	18,559
Other	2,855	5,226
Total portfolio loans	1,798,000	2,125,263
Less allowance for loan losses	(102,917)	(130,851)
Net portfolio loans	1,695,083	1,994,412
Premises and equipment	28,856	32,158
Accrued interest income	5,638	6,880
Other real estate owned	104,169	101,497
Other assets	16,442	13,853
Assets of discontinued operations -- Note E	152,187	912,111

TOTAL ASSETS	$2,468,957	$3,540,214

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$370,715	$375,076
Interest-bearing	1,782,876	2,042,956
Total deposits	2,153,591	2,418,032
Debt obligations:
Notes payable and other borrowings	71,909	111,699
Subordinated debentures -- Note I	149,131	167,586
Total debt obligations	221,040	279,285
Accrued interest on deposits and other liabilities	52,497	49,737
Liabilities of discontinued operations -- Note E	135,338	831,841
Total liabilities	2,562,466	3,578,895

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Notes G and L:
Preferred stock (Series A), 700,000 shares authorized
($100 per-share liquidation preference); 50,980 shares
issued and outstanding	5,098	5,098
Preferred stock (for potential future issuance),
19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 1,500,000,000 shares authorized;
issued and outstanding: 2011 - 41,045,267 shares
2010 - 21,614,856 shares	292,175	287,190
Retained-earnings deficit	(392,644)	(353,757)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Fair value adjustment (net of tax effect) for investment securities
available for sale (accumulated other comprehensive income)	81	156
Total Capitol Bancorp Limited stockholders' equity deficit	(95,831)	(61,854)
Noncontrolling interests in consolidated subsidiaries	2,322	23,173
Total equity deficit	(93,509)	(38,681)

TOTAL LIABILITIES AND EQUITY	$2,468,957	$3,540,214

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
(in $1,000s, except per share data)

	Three Month Period		Nine Month Period
	2011	2010	2011	2010
Interest income:
Portfolio loans (including fees)	$25,551	$31,770	$80,878	$99,613
Loans held for sale	16	56	51	153
Taxable investment securities	80	53	172	302
Federal funds sold	2	1	6	8
Other	354	502	1,072	1,380
Total interest income	26,003	32,382	82,179	101,456
Interest expense:
Deposits	5,886	10,092	19,568	33,224
Debt obligations and other	3,084	3,919	9,265	12,310
Total interest expense	8,970	14,011	28,833	45,534
Net interest income	17,033	18,371	53,346	55,922
Provision for loan losses -- Note D	17,482	42,297	37,188	129,237
Net interest income (deficiency) after
provision for loan losses	(449)	(23,926)	16,158	(73,315)
Noninterest income:
Service charges on deposit accounts	845	839	2,448	2,571
Trust and wealth-management revenue	784	960	2,545	3,282
Fees from origination of non-portfolio residential
mortgage loans	285	480	703	1,151
Gain on sale of government-guaranteed loans	381	409	1,424	616
Gain on debt extinguishment -- Note I	--	--	16,861	1,255
Realized gain (loss) on sale of investment securities
available for sale	--	(4)	--	10
Other	2,646	3,088	7,434	7,015
Total noninterest income	4,941	5,772	31,415	15,900
Noninterest expense:
Salaries and employee benefits	12,433	14,799	38,791	45,704
Occupancy	1,738	2,981	7,583	9,262
Equipment rent, depreciation and maintenance	1,886	1,941	5,890	6,703
Costs associated with foreclosed properties and other
real estate owned	6,986	14,177	23,774	34,266
FDIC insurance premiums and other regulatory fees	2,124	3,073	7,569	10,316
Other	5,357	6,558	16,829	20,388
Total noninterest expense	30,524	43,529	100,436	126,639
Loss before income tax benefit	(26,032)	(61,683)	(52,863)	(184,054)
Income tax benefit	(691)	(316)	(3,197)	(6,232)
Loss from continuing operations	(25,341)	(61,367)	(49,666)	(177,822)
Discontinued operations -- Note E:
Income from operations of bank subsidiaries sold	635	2,491	1,786	8,473
Gain (loss) on sale of bank subsidiaries	(56)	3,296	4,496	13,379
Less income tax expense	6	1,664	1,664	7,133
Income from discontinued operations	573	4,123	4,618	14,719
NET LOSS	(24,768)	(57,244)	(45,048)	(163,103)
Net losses attributable to noncontrolling interests in
consolidated subsidiaries	2,006	5,078	6,137	22,052

NET LOSS ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(22,762)	$(52,166)	$(38,911)	$(141,051)

NET LOSS PER COMMON SHARE ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED -- Note H	$(0.55)	$(2.45)	$(1.02)	$(7.12)

See notes to condensed consolidated financial statements.

	Capitol Bancorp Limited Stockholders' Equity							
	Preferred Stock	Common Stock	Retained-Earnings (Deficit)	Undistributed Common Stock Held by Employee-Benefit Trust	Accumulated Other Comprehensive Income (Loss)	Total Capitol Bancorp Limited Stockholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity (Deficit)
Nine Months Ended September 30, 2010								
Balances at January 1, 2010		$ 277,707	$ (115,751)	$ (558)	$ (63)	$ 161,335	$ 72,271	$ 233,606
Reduction in noncontrolling interest of sold subsidiaries							(20,227)	(20,227)
Issuance of 10,000 shares of common stock upon exercise of stock options		20				20		20
Issuance of 50,980 shares of Series A preferred stock to unconsolidated bank-development affiliate -- Note I	$ 5,098					5,098		5,098
Issuance of 2,500,000 shares of common stock to institutional investors		6,850				6,850		6,850
Issuance of 1,374,000 shares of common stock for redemption of promissory notes		3,325				3,325		3,325
Surrender of 8,420 shares of common stock to facilitate vesting of restricted stock		(13)				(13)		(13)
Issuance of 224,720 unvested shares of restricted common stock, net of related unearned employee compensation		--				--		--
Reversal of compensation expense relating to 22,875 shares of forfeited restricted common stock and stock options		(295)				(295)		(295)
Recognition of compensation expense relating to restricted common stock and stock options		730				730		730
Tax effect of share-based payments		(293)				(293)		(293)
Components of comprehensive loss:								
Net loss			(141,051)			(141,051)	(22,052)	(163,103)
Fair value adjustment for investment securities available for sale (net of income tax effect)					261	261		261
Comprehensive loss						(140,790)		(162,842)
BALANCES AT SEPTEMBER 30, 2010	$ 5,098	$ 288,031	$ (256,802)	$ (558)	$ 198	$ 35,967	$ 29,992	$ 65,959
Nine Months Ended September 30, 2011								
Balances at January 1, 2011	$ 5,098	$ 287,190	$ (353,757)	$ (541)	$ 156	$ (61,854)	$ 23,173	$ (38,681)
Reduction in noncontrolling interest of sold subsidiaries							(16,189)	(16,189)
Increase in investment in subsidiaries due to change in ownership			24			24	1,475	1,499
Issuance of 19,545,360 shares of common stock for redemption of trust-preferred securities		5,082				5,082		5,082
Surrender of 71,849 shares of common stock to facilitate vesting of restricted stock		(12)				(12)		(12)
Reversal of compensation expense relating to 43,100 shares of forfeited restricted common stock and stock options		(124)				(124)		(124)
Recognition of compensation expense relating to restricted common stock and stock options		295				295		295
Tax effect of share-based payments		(256)				(256)		(256)
Components of comprehensive loss:								
Net loss			(38,911)			(38,911)	(6,137)	(45,048)
Fair value adjustment for investment securities available for sale (net of income tax effect)					(75)	(75)		(75)
Comprehensive loss						(38,986)		(45,123)
BALANCES AT SEPTEMBER 30, 2011	$ 5,098	$ 292,175	$ (392,644)	$ (541)	$ 81	$ (95,831)	$ 2,322	$ (93,509)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010
(in $1,000s)

	2011	2010

OPERATING ACTIVITIES
Net loss	$(45,048)	$(163,103)
Adjustments to reconcile net loss to net cash provided
by operating activities (including discontinued operations):
Provision for loan losses	39,616	140,984
Depreciation of premises and equipment	4,347	6,305
Amortization of intangibles	--	169
Net amortization of investment security premiums	14	281
Loss on sale of premises and equipment	25	258
Gain on sale of government-guaranteed loans	(2,264)	(1,869)
Gain on sale of bank subsidiaries	(4,496)	(13,379)
Gain on extinguishment of debt	(16,861)	(1,255)
Realized gain on sale of investment securities available for sale	--	(10)
Loss (gain) on sale of other real estate owned	(76)	1,744
Write-down of other real estate owned	15,694	25,804
Amortization of issuance costs of subordinated debentures	76	109
Share-based compensation expense	171	435
Deferred income tax credit	(816)	(5,808)
Valuation allowance for deferred income tax assets	--	4,515
Originations and purchases of loans held for sale	(28,035)	(89,100)
Proceeds from sales of loans held for sale	33,331	91,994
Decrease in accrued interest income and other assets	15,018	64,954
Increase in accrued interest expense on deposits and
other liabilities	6,432	9,086

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,128	72,114

INVESTING ACTIVITIES
Cash equivalents of acquired bank affiliate	--	18,949
Proceeds from sales of investment securities available for sale	488	22,075
Proceeds from calls, prepayments and maturities of investment
securities	10,104	14,935
Purchases of investment securities	(19,386)	(22,298)
Redemption of Federal Home Loan Bank stock by issuer	2,167	1,169
Purchase of Federal Home Loan Bank stock	(861)	(1,411)
Net decrease in portfolio loans	209,625	130,227
Proceeds from sales of government-guaranteed loans	26,959	15,192
Proceeds from sales of premises and equipment	405	3,742
Purchases of premises and equipment	(941)	(7,420)
Proceeds from sale of bank subsidiaries	37,818	33,084
Payments received on other real estate owned	238	--
Proceeds from sales of other real estate owned	22,737	35,590

NET CASH PROVIDED BY INVESTING ACTIVITIES	289,353	243,834

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	156,492	76,222
Net decrease in certificates of deposit	(404,212)	(187,619)
Net payments on debt obligations	(134)	(1,548)
Proceeds from Federal Home Loan Bank borrowings	174,850	541,480
Payments on Federal Home Loan Bank borrowings	(217,206)	(649,067)
Resources provided by noncontrolling interests	9,000	--
Net proceeds from issuance of common stock	--	6,870
Tax effect of share-based payments	(256)	(293)

NET CASH USED IN FINANCING ACTIVITIES	(281,466)	(213,955)

INCREASE IN CASH AND CASH EQUIVALENTS	25,015	101,993

Change in cash and cash equivalents of discontinued operations	(40,986)	(80,861)

Cash and cash equivalents at beginning of period	439,840	532,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$423,869	$553,806

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$32,362	$58,451
Transfers of loans to other real estate owned	39,067	60,239
Surrender of common stock to facilitate vesting of restricted stock	12	13
Exchange of common stock for redemption of debt	5,082	3,325

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

The results of operations for the periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements as of that date.  Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed on page 47 of this document, as well as a variety of risk factors discussed elsewhere in this document and in Capitol's other filings with the SEC.  Capitol's auditors included a going concern qualification in the most recent report on the Corporation's audited consolidated financial statements as of December 31, 2010.

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

In July 2010, an accounting standards update was issued which requires significant new disclosures on a disaggregated basis about the allowance for loan losses and the credit quality of loans.  Under this standards update, a rollforward of the allowance for loan losses with the ending balance further disaggregated on the basis of the impairment methods used to establish loss estimates, along with the related ending loan balances and significant purchases and sales of loans during the period, are to be disclosed by portfolio segment or classification used for reporting purposes.  Additional disclosures are required by class of loan, including credit quality, aging of past-due loans, nonaccrual status and impairment information.  Disclosure of the nature and extent of troubled debt restructurings that occur during the period and their effect on the allowance for loan losses, as well as the effect on the allowance regarding troubled debt restructurings that occur within the prior 12 months that defaulted during the current reporting period, are also required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio's risk and performance.

The majority of the disclosures under this new guidance, which are required as of the end of a reporting period, were first implemented in 2010 and are set forth in Note D.  The disclosure about activities that occur during a reporting period became effective January 1, 2011 and the disclosures about troubled debt restructurings became effective this quarter which did not have an effect on the Corporation's consolidated financial statements upon implementation except for expanded disclosures therein as set forth in Note D.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note B – Accounting Standards Updates – Continued

In April 2011, an accounting standards update was issued clarifying what constitutes a troubled debt restructuring.  When performing the evaluation of whether a loan modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the debtor is experiencing financial difficulties as defined by the guidance, and (2) the modification constitutes a concession.  This guidance also clarifies that a creditor is precluded from using the borrower's effective interest rate test when performing this evaluation.  For identification and disclosure purposes, this new guidance became effective beginning in the third quarter of 2011 and was applied retrospectively to modifications occurring on or after January 1, 2011 that remain outstanding at September 30, 2011.  As a result of implementing this new guidance in the third quarter of 2011, the Corporation reassessed all loan modifications or restructurings that occurred on or after January 1, 2011 to determine whether those loans are now considered troubled debt restructurings.  As a result, the Corporation determined the recorded investment in such newly-identified troubled debt restructurings for which the allowance was previously measured under a general allowance methodology, and is now measured under a specific-reserve methodology, was $63.1 million and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $9.5 million.   The implementation of this new guidance did not have a material effect on the Corporation's consolidated financial statements upon implementation except for expanded disclosures therein as set forth in Note D.

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

In June 2011, an accounting standards update was issued to amend the options available for the presentation of other comprehensive income.  An entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity will no longer be able to present the components of comprehensive income as part of the statement of stockholders' equity.  Regardless of which presentation method an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  This new guidance is effective retrospectively for all annual and interim periods presented beginning January 1, 2012 and management does not expect it will have a material effect on the Corporation's consolidated financial statements upon implementation.  In October 2011, the FASB decided to defer the presentation of reclassification adjustments until further consideration.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities consisted of the following (in $1,000s):

	September 30, 2011		December 31, 2010(1)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$4,016	$4,029	$503	$506
United States government agency	12,489	12,505	12,664	12,681
Mortgage-backed	7,733	7,821	1,808	1,924
Municipalities	330	335	371	378
	24,568	24,690	15,346	15,489
Held for long-term investment:
Capitol Development Bancorp Limited III	224	224	463	463
Other equity investments	1,788	1,788	2,430	2,430
	2,012	2,012	2,893	2,893

	$26,580	$26,702	$18,239	$18,382

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

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

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	September 30, 2011		December 31, 2010
	Gains	Losses	Gains	Losses

United States treasury	$13		$3
United States government agency	22	$6	18	$1
Mortgage-backed	118	30	116
Municipalities	5		7

	$158	$36	$144	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities – Continued

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	September 30, 2011		December 31, 2010
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value
One year or less:
United States government agency	$6	$5,399
Mortgage-backed	30	3,150
	$36	$8,549	$--	$--
In excess of one year:
United States government agency	$--	$--	$1	$4,797

Gross realized gains and losses from sales and maturities of investment securities were insignificant for each of the periods presented.

Scheduled maturities of investment securities held as of September 30, 2011 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$8,828	$8,850
After one year, through five years	3,622	3,638
After five years, through ten years	887	911
After ten years	11,231	11,291
Securities held for long-term investment
without stated maturities	2,012	2,012

	$26,580	$26,702

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall assessment of probable incurred losses (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	September 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Allowance for loan losses:
Individually evaluated
for impairment	$10,039	$3,218	$3,893	$2,308	$244	$7	$19,709
Collectively evaluated
for probable incurred
losses	38,052	18,970	10,189	14,713	1,239	45	83,208

Total allowance
for loan losses	$48,091	$22,188	$14,082	$17,021	$1,483	$52	$102,917

Portfolio loans:
Individually evaluated
for impairment	$173,568	$52,127	$45,298	$19,241	$260	$7	$290,501
Collectively evaluated
for probable incurred
losses	872,441	328,766	96,958	191,950	14,536	2,848	1,507,499

Total portfolio loans	$1,046,009	$380,893	$142,256	$211,191	$14,796	$2,855	$1,798,000

	December 31, 2010(1)
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Allowance for loan losses:
Individually evaluated
for impairment	$9,800	$5,568	$6,415	$6,077			$27,860
Collectively evaluated
for probable incurred
losses	40,625	30,230	12,595	18,735	$719	$87	102,991

Total allowance for
loan losses	$50,425	$35,798	$19,010	$24,812	$719	$87	$130,851

Portfolio loans:
Individually evaluated
for impairment	$171,881	$54,442	$52,734	$25,892	$22		$304,971
Collectively evaluated
for probable incurred
losses	1,017,229	387,187	132,089	260,024	18,537	$5,226	1,820,292

Total portfolio loans	$1,189,110	$441,629	$184,823	$285,916	$18,559	$5,226	$2,125,263

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

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

The tables below summarize activity in the allowance for loan losses for the three months and nine months ended September 30, 2011 (in $1,000s) by loan type:

	Three Months Ended September 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$51,075	$23,680	$15,731	$20,104	$977	$69	$111,636

Charge-offs	(11,297)	(6,376)	(5,790)	(5,556)	(137)		(29,156)
Recoveries	989	537	361	1,003	63	2	2,955
Net charge-offs	(10,308)	(5,839)	(5,429)	(4,553)	(74)	2	(26,201)

Provision for loan
losses	7,324	4,347	3,780	1,470	580	(19)	17,482

Ending balance	$48,091	$22,188	$14,082	$17,021	$1,483	$52	$102,917

	Nine Months Ended September 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$50,425	$35,798	$19,010	$24,812	$719	$87	$130,851

Allowance for loan
losses of previously-
discontinued bank
subsidiary	1,043	117	651	500	68	1	2,380

Charge-offs	(26,686)	(16,933)	(18,962)	(17,107)	(729)		(80,417)
Recoveries	3,142	2,493	4,091	3,029	156	4	12,915
Net charge-offs	(23,544)	(14,440)	(14,871)	(14,078)	(573)	4	(67,502)

Provision for loan
losses	20,167	713	9,292	5,787	1,269	(40)	37,188

Ending balance	$48,091	$22,188	$14,082	$17,021	$1,483	$52	$102,917

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

The table below summarizes activity in the allowance for loan losses (in $1,000s) and the ratio of net charge-offs to average portfolio loans outstanding:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010(1)	2011	2010(1)

Allowance for loan losses at beginning of period	$111,636	$131,502	$130,851	$115,178

Allowance for loan losses of previously-discontinued bank subsidiary	--	--	2,380	--

Loans charged-off:
Loans secured by real estate:
Commercial	(11,297)	(20,035)	(26,686)	(45,812)
Residential (including multi-family)	(6,376)	(8,866)	(16,933)	(26,799)
Construction, land development and other land	(5,790)	(5,456)	(18,962)	(26,267)
Total loans secured by real estate	(23,463)	(34,357)	(62,581)	(98,878)
Commercial and other business-purpose loans	(5,556)	(5,600)	(17,107)	(17,751)
Consumer	(137)	(791)	(729)	(1,194)
Other	--	--	--	(1)
Total charge-offs	(29,156)	(40,748)	(80,417)	(117,824)
Recoveries:
Loans secured by real estate:
Commercial	989	736	3,142	1,475
Residential (including multi-family)	537	1,039	2,493	1,660
Construction, land development and other land	361	1,637	4,091	5,066
Total loans secured by real estate	1,887	3,412	9,726	8,201
Commercial and other business-purpose loans	1,003	436	3,029	2,041
Consumer	63	24	156	90
Other	2	--	4	--
Total recoveries	2,955	3,872	12,915	10,332
Net charge-offs	(26,201)	(36,876)	(67,502)	(107,492)
Additions to allowance charged to expense (provision
for loan losses)	17,482	42,297	37,188	129,237

Allowance for loan losses at end of period	$102,917	$136,923	$102,917	$136,923

Average total portfolio loans for the period	$1,868,272	$2,338,435	$1,988,397	$2,420,289

Ratio of net charge-offs (annualized) to average portfolio loans outstanding	5.61%	6.31%	4.53%	5.92%

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	September 30, 2011	June 30, 2011(1)	March 31, 2011(1)	December 31, 2010(1)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$134,363	$143,076	$141,368	$148,371
Residential (including multi-family)	50,327	51,860	51,027	57,899
Construction, land development and other land	38,129	47,077	45,440	51,621
Total loans secured by real estate	222,819	242,013	237,835	257,891
Commercial and other business-purpose loans	18,654	22,883	29,059	29,260
Consumer	323	138	528	162
Other	3	--	--	--
Total nonaccrual loans	241,799	265,034	267,422	287,313

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	2,365	995	4,808	2,875
Residential (including multi-family)	1,245	106	688	1,484
Construction, land development and other land	689	--	2,374	2,380
Total loans secured by real estate	4,299	1,101	7,870	6,739
Commercial and other business-purpose loans	638	417	410	2,073
Consumer	67	78	19	38
Total past due loans	5,004	1,596	8,299	8,850

Total nonperforming loans	$246,803	$266,630	$275,721	$296,163

Real estate owned and other repossessed assets	104,591	102,819	105,247	101,757

Total nonperforming assets	$351,394	$369,449	$380,968	$397,920

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of September 30, 2011:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$81,662	$95,591	$12,873
Residential (including multi-family)	33,936	49,319	6,171
Construction, land development and other land	17,270	24,353	5,024
Total loans secured by real estate	132,868	169,263	24,068
Commercial and other business-purpose loans	16,901	36,463	5,722
Consumer	314	1,838	288
Other	3	3	7
	150,086	207,567	30,085
With no related allowance recorded:
Loans secured by real estate:
Commercial	105,998	150,495
Residential (including multi-family)	33,330	46,847
Construction, land development and other land	29,847	47,253
Total loans secured by real estate	169,175	244,595
Commercial and other business-purpose loans	11,775	18,645
Consumer	35	93
	180,985	263,333

Total	$331,071	$470,900	$30,085

Included in total impaired loans as of September 30, 2011 is $190.2 million of loans modified as troubled debt restructurings (see further discussion under troubled debt restructurings section of this Note).

Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three and nine months ended September 30, 2011, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recorded	Investment	Recorded

Commercial	$185,975	$1,500	$185,548	$2,528
Residential (including multi-family)	64,161	413	65,319	702
Construction, land development and other land	50,233	205	51,723	351
Total loans secured by real estate	300,369	2,118	302,590	3,581
Commercial and other business-purpose loans	29,863	270	31,286	358
Consumer	380	2	348	2
Other	1		1

Total	$330,613	$2,390	$334,225	$3,941

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of December 31, 2010 (excludes amounts related to discontinued operations):

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$78,873	$128,277	$12,560
Residential (including multi-family)	38,671	46,250	10,881
Construction, land development and other land	22,997	46,770	8,032
Total loans secured by real estate	140,541	221,297	31,473
Commercial and other business-purpose loans	21,170	33,833	8,970
Consumer	185	211	104
	161,896	255,341	40,547
With no related allowance recorded:
Loans secured by real estate:
Commercial	103,874	168,383
Residential (including multi-family)	29,274	48,992
Construction, land development and other land	32,669	52,713
Total loans secured by real estate	165,817	270,088
Commercial and other business-purpose loans	13,343	22,333
Consumer	18	42
	179,178	292,463

Total	$341,074	$547,804	$40,547

The following tables summarize the aging and amounts of past due loans (in $1,000s):

	September 30, 2011
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$24,025	$2,365	$134,363	$160,753	$885,256	$1,046,009
Residential (including multi-
family)	9,100	1,245	50,327	60,672	320,221	380,893
Construction, land development
and other land	4,982	689	38,129	43,800	98,456	142,256
Total loans secured by real estate	38,107	4,299	222,819	265,225	1,303,933	1,569,158
Commercial and other business-
purpose loans	6,378	638	18,654	25,670	185,521	211,191
Consumer	270	67	323	660	14,136	14,796
Other			3	3	2,852	2,855

Total	$44,755	$5,004	$241,799	$291,558	$1,506,442	$1,798,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

	December 31, 2010(1)
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$26,929	$2,875	$148,371	$178,175	$1,010,935	$1,189,110
Residential (including multi-
family)	12,381	1,484	57,899	71,764	369,865	441,629
Construction, land development
and other land	6,046	2,380	51,620	60,046	124,777	184,823
Total loans secured by real estate	45,356	6,739	257,890	309,985	1,505,577	1,815,562
Commercial and other business-
purpose loans	8,288	2,073	29,260	39,621	246,295	285,916
Consumer	548	38	162	748	17,811	18,559
Other					5,226	5,226

Total	$54,192	$8,850	$287,312	$350,354	$1,774,909	$2,125,263

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

Capitol categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt obligations based on:  current financial information, aging analysis, historical payment experience, credit documentation and public information, among other factors.  Capitol analyzes loans individually by classifying the loans as to credit risk.  This analysis generally includes all loans and is generally performed at least quarterly.  Capitol uses the following definitions for its loan risk ratings:

Pass.  Loans classified with a pass rating have been deemed to have acceptable credit quality by bank management.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	September 30, 2011
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$726,206	$91,850	$227,953	$1,046,009
Residential (including multi-family)	262,360	33,233	85,300	380,893
Construction, land development and
other land	73,142	15,810	53,304	142,256
Total loans secured by real estate	1,061,708	140,893	366,557	1,569,158
Commercial and other business-purpose
loans	159,949	14,452	36,790	211,191
Consumer	13,563	578	655	14,796
Other	2,524	328	3	2,855

Total	$1,237,744	$156,251	$404,005	$1,798,000

	December 31, 2010(1)
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$828,972	$109,296	$250,842	$1,189,110
Residential (including multi-family)	313,507	34,334	93,788	441,629
Construction, land development and
other land	93,221	22,595	69,007	184,823
Total loans secured by real estate	1,235,700	166,225	413,637	1,815,562
Commercial and other business-purpose
loans	205,800	22,166	57,950	285,916
Consumer	17,163	967	429	18,559
Other	4,886	340		5,226

Total	$1,463,549	$189,698	$472,016	$2,125,263

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Troubled Debt Restructurings

Loan modifications or restructurings are accounted for as troubled debt restructurings if, for economic or legal reasons, it has been determined a borrower is experiencing financial difficulties and the bank grants a "concession" to the borrower that it would not otherwise consider.  For all classes of loans, a troubled debt restructuring may involve a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of the accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof involving a concession to the borrower to facilitate repayment.

The Corporation has designated a troubled debt restructuring as a loan that has been modified and meets one or more of the following criteria:

1.
An extension or renewal of a substandard rated loan with no change in rate or terms, and the terms provided are not representative of current market rates for credits with similar risk characteristics;

2.
A loan modification where the repayment terms are modified for a specific period of time in order to allow the borrower to liquidate or dispose of the related collateral to provide the ability to pay the loan off in full;

3.	Modification of the interest rate for a defined period of time in order to allow the borrower to repay the debt, based on current cash flow sources;
4.	A loan modified to an "interest only" structure for a period of time that will result in the loan being paid off, returned to the contracted terms or refinanced; or
5.	A modification of a loan into an A/B note structure, where the A note is at market rate terms and conditions, and the B note has been charged off.

Loans modified and classified as troubled debt restructurings are impaired loans.  Each loan that is designated as a troubled debt restructuring is individually evaluated for impairment to determine the specific reserve to be established.  The specific reserve is determined using the discounted cash flow method, the collateral dependency method or, when available, the observable market price method, and is calculated as the difference between the carrying value of the loan and the result of the impairment measurement method.  The Corporation established a specific allocation of the allowance for loan losses of $15.0 million for loans newly-classified as troubled debt restructurings during the nine months ended September 30, 2011.  A portion of this allocation had previously been established as part of the allowance for loan losses on loans that were collectively-evaluated for impairment.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

The following tables summarize loans modified as troubled debt restructurings during the three months and nine months ended September 30, 2011 (in $1,000s):

	For the Three Months Ended September 30, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	30	$10,180	$8,828	$672
Residential	28	4,971	4,403	465
Construction, land development
and other	17	3,638	3,585	547
Total loans secured by
real estate	75	18,789	16,816	1,684
Commercial and other business-
purpose loans	19	2,628	1,929	384

Total	94	$21,417	$18,745	$2,068

	For the Nine Months Ended September 30, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	146	$76,544	$67,804	$6,776
Residential	136	27,814	24,646	2,307
Construction, land development
and other	57	17,050	13,649	2,356
Total loans secured by
real estate	339	121,408	106,099	11,439
Commercial and other business-
purpose loans	88	15,814	13,343	3,330
Consumer	2	270	240	232

Total	429	$137,492	$119,682	$15,001

Of the amounts in the table above, approximately $63 million, or 53%, and 254 contracts, or 59%, are substandard rated loans that were extended or renewed with no change in rate or terms, and the terms provided were not representative of current market rates for loans with similar risk characteristics.  The remainder of the troubled debt restructuring pool constitutes loans where repayment terms and/or interest rates were modified, or the loan was modified to an "interest only" structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

A payment default is determined when a loan is 90 days or more past due.  The following table summarizes loans modified as troubled debt restructurings in the last twelve months for which there was a payment default for the three months and nine months ended September 30, 2011 (in $1,000s):

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that
subsequently defaulted:
Loans secured by real estate:
Commercial	3	$1,527	50	$28,034
Residential	12	1,686	37	8,660
Construction, land development
and other			21	8,426
Total loans secured by
real estate	15	3,213	108	45,120
Commercial and other business-
purpose loans	4	663	19	3,371

Total	19	$3,876	127	$48,491

The total amount of troubled debt restructurings as of September 30, 2011 is detailed in the following table by loan type and accrual status (in $1,000s):

	Troubled Debt Restructurings at September 30, 2011
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$57,818	$53,297	$111,115
Residential (including multi-family)	21,742	16,939	38,681
Construction, land development and
other land	14,178	8,987	23,165
Total loans secured by real estate	93,738	79,223	172,961
Commercial and other business-purpose
loans	7,006	10,022	17,028
Consumer	231	27	258

Total	$100,975	$89,272	$190,247

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Discontinued Operations

Through September 30, 2011, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale	Gain
	Date Sold	Proceeds	(Loss)

Bank of Tucson – main office(1)	January 24, 2011	$4,567	$4,418
Bank of Fort Bend(2)	March 30, 2011	4,302	1,432
Community Bank of Rowan(3)	April 19, 2011	4,845	(1,298)
Bank of the Northwest/Sunrise Bank(3)	July 28, 2011	24,113	184

		$37,827	$4,736

(1)	Previously a wholly-owned subsidiary of Capitol. Sale proceeds represent the net premium received from the assumption of liabilities and acquisition of assets transaction.
(2)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.
(3)	Previously a majority-owned subsidiary of Capitol.

On October 4, 2011, the sale of Bank of Feather River was completed with aggregate proceeds of $3.3 million and an estimated loss of approximately $240,000, which has been reflected in Capitol's third quarter financial statements against the net gain on sale of the above-mentioned bank subsidiaries.

On October 10, 2011, the sale of Evansville Commerce Bank was completed with aggregate proceeds of $2.3 million and an estimated gain of $48,000.  On October 27, 2011, the sale of Bank of Las Colinas was completed with aggregate proceeds of $3.9 million and an estimated gain of $780,000.

Capitol's consolidated results of operations would not have been materially different if the sales of these banks had occurred at the beginning of the periods presented; however, such sales are reflected on that basis in the pro forma condensed consolidated financial statements on page 53 of this document.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Discontinued Operations – Continued

The results of operations for banks sold in 2011 including Bank of Feather River, Bank of Fort Bend, Bank of Las Colinas, Bank of the Northwest, Bank of Tucson – main office, Community Bank of Rowan, Evansville Commerce Bank and Sunrise Bank, together with the results of operations of Adams Dairy Bank, Bank of Belleville, Bank of San Francisco, Community Bank of Lincoln, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Napa Community Bank, Ohio Commerce Bank, Southern Arizona Community Bank and USNY Bank which were sold in 2010, are classified as discontinued operations for the periods presented and include the following components (in $1,000s):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Interest income	$3,379	$18,604	$18,164	$60,451
Interest expense	455	3,593	2,550	12,164
Net interest income	2,924	15,011	15,614	48,287
Provision for loan losses	63	3,823	2,428	11,747
Net interest income after provision for
loan losses	2,861	11,188	13,186	36,540
Noninterest income	362	1,274	1,748	4,077
Gain (loss) on sale of bank subsidiaries	(56)	3,296	4,496	13,379
Noninterest expense	2,588	9,971	13,148	32,144
Income before income taxes	579	5,787	6,282	21,852
Less income tax expense	6	1,664	1,664	7,133
Net income from discontinued operations	573	4,123	4,618	14,719
Net (income) losses attributable to noncontrolling
interests in consolidated subsidiaries	(63)	(85)	136	776
Net income from discontinued operations
attributable to Capitol Bancorp Limited	$510	$4,038	$4,754	$15,495
Net income from discontinued operations
per common share attributable to Capitol
Bancorp Limited	$0.01	$0.19	$0.12	$0.78

Assets and liabilities of discontinued operations are summarized below (in $1,000s):

	Sept 30, 2011	Dec 31, 2010		Sept 30, 2011	Dec 31, 2010
Assets:			Liabilities:
Cash and cash equivalents	$34,212	$181,668	Noninterest-bearing
Investment securities		12,657	deposits	$32,359	$210,574
Federal Home Loan Bank			Interest-bearing deposits	102,732	608,213
stock	257	3,419	Total deposits	135,091	818,787
Portfolio loans	116,514	705,783	Other liabilities	247	13,054
Less allowance for loan
losses	(2,246)	(18,950)		$135,338	$831,841
Net portfolio loans	114,268	686,833
Premises and equipment	1,063	7,214
Other real estate owned	620	7,563
Other assets	1,767	12,757

	$152,187	$912,111

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at September 30, 2011.  Fair value is based on independent quoted market prices, where applicable, or the prices for other whole mortgage loans with similar characteristics.

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2011 and December 31, 2010.

Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	September 30, 2011		December 31, 2010(1)
	Total	Significant Other Observable Inputs (Level 2)	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:
United States treasury	$4,029	$4,029	$506	$506
United States government agency	12,505	12,505	12,681	12,681
Mortgage-backed	7,821	7,821	1,924	1,924
Municipalities	335	335	378	378

	$24,690	$24,690	$15,489	$15,489

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Fair Value – Continued

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	September 30, 2011		December 31, 2010(2)
	Total	Significant Unobservable Inputs (Level 3)	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$180,985	$180,985	$179,178	$179,178

Other real estate owned(1)	$104,169	$104,169	$101,497	$101,497

(1)
Represents carrying value based on the appraised value of the applicable collateral or foreclosed property or other estimates of fair value.  For other real estate owned, such fair value is reduced by estimated costs to sell the properties.

(2)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Fair Value – Continued

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

	September 30, 2011			December 31, 2010(2)
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$423,869	$423,869		$439,840	$439,840
Loans held for sale	1,745	1,745		5,587	5,587
Investment securities:
Available for sale	24,690	24,690		15,489	15,489
Held for long-term investment	2,012	2,012		2,893	2,893
	26,702	26,702		18,382	18,382
Federal Home Loan Bank and Federal Reserve Bank stock	14,266	14,266		15,494	15,494
Portfolio loans:
Loans secured by real estate:
Commercial	1,046,009	1,044,589		1,189,110	1,195,250
Residential (including multi-family)	380,893	381,524		441,629	441,166
Construction, land development and other land	142,256	142,847		184,823	185,017
Total loans secured by real estate	1,569,158	1,568,960		1,815,562	1,821,433
Commercial and other business-purpose loans	211,191	211,472		285,916	286,633
Consumer	14,796	15,036		18,559	18,737
Other	2,855	2,801		5,226	5,137
Total portfolio loans	1,798,000	1,798,269		2,125,263	2,131,940
Less allowance for loan losses	(102,917)	(102,917)		(130,851)	(130,851)
Net portfolio loans	1,695,083	1,695,352		1,994,412	2,001,089

Financial liabilities:
Deposits:
Noninterest-bearing	370,715	370,715		375,076	375,076
Interest-bearing:
Demand accounts	553,125	553,125		618,395	618,395
Time certificates of less than $100,000	552,033	557,759		658,916	662,711
Time certificates of $100,000 or more	677,718	682,732		765,645	769,168
Total interest-bearing	1,782,876	1,793,616		2,042,956	2,050,274
Total deposits	2,153,591	2,164,331		2,418,032	2,425,350
Notes payable and other borrowings	71,909	65,343		111,699	104,516
Subordinated debentures	149,131	151,296	(1)	167,586	170,841	(1)

(1)
Represents liquidation or principal amount outstanding.  The quoted market value of certain trust-preferred securities (Capitol Trust I and XII)
included within subordinated debentures was substantially less than that amount.

(2)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

Estimated fair values of financial assets and liabilities in the table above are based upon a comparison of current interest rates on financial instruments and the timing of related scheduled cash flows to the estimated present value of such cash flows using current estimated market rates of interest (unless quoted market values or other fair value information is more readily available, except certain subordinated debentures, as indicated above, for which the fair value is based on the liquidation or principal amount outstanding).  For example, the estimated fair value of portfolio loans is determined based on discounted cash flow computations.  Similarly, the estimated fair values of time deposits, notes payable and other borrowings were determined through discounted cash flow computations.

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

Note G – Stock Options

Stock option activity is summarized as follows:

	Number Outstanding	Exercise Price Range			Weighted Average Exercise Price

Outstanding at January 1, 2011	1,745,602	$1.78	to	$46.20	$21.53
Granted	100,000		0.09		0.09
Cancelled or expired	(272,909)	2.01	to	25.86	25.75

Outstanding at September 30, 2011	1,572,693	$0.09	to	$46.20	$19.44

Stock options were granted during the nine months ended September 30, 2011 and 2010 with an aggregate fair value approximating $7,000 and $255,000, respectively.  Share-based compensation expense relating to stock options for the nine months ended September 30, 2011 and 2010 approximated $7,000 and $242,000, respectively.

As of September 30, 2011, stock options outstanding had a weighted average remaining contractual life of 2.49 years and, due to the exercise price being greater than the fair value of Capitol's common stock, had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of September 30, 2011:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$0.01 to 5.99	570,237	$1.65	4.15 years
$6.00 to 9.99	69,521	6.04	4.35 years
$15.00 to 19.99	45,087	16.40	0.10 years
$20.00 to 24.99	205,954	22.02	2.79 years
$30.00 to 34.99	341,898	32.31	0.68 years
$35.00 or more	339,996	37.91	1.29 years

Total outstanding	1,572,693	$19.44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note H – Net Loss Per Common Share Attributable to Capitol Bancorp Limited

Computations of net loss per common share were based on the following (in 1,000s) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2011	2010	2011	2010

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(22,762)	$(52,166)	$(38,911)	$(141,051)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic and diluted net loss per share)	41,018	21,300	38,075	19,810

Number of antidilutive stock options excluded from diluted net loss per share computation	1,573	1,922	1,573	1,922

Number of antidilutive unvested restricted shares excluded from basic and diluted net loss per share computation	26	318	26	318

Number of antidilutive warrants excluded from diluted net loss per share computation	1,326	1,326	1,326	1,326

Note I – Trust-Preferred Securities and Debt Extinguishment

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $24.9 million and $20.8 million at September 30, 2011 and December 31, 2010, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

On January 31, 2011, Capitol accepted for exchange 1,180,602 of the 2,530,000 outstanding shares of trust-preferred securities of Capitol Trust I and 773,934 of the 1,454,100 outstanding shares of trust-preferred securities of Capitol Trust XII and, pursuant to the related exchange offer, issued approximately 19.5 million previously-unissued shares of Capitol's common stock.  This exchange resulted in the retirement of approximately $19.5 million aggregate liquidation amount of the trust-preferred securities on a combined basis and eliminated approximately $2.4 million of accrued interest payable associated with the retired securities, which collectively increased Capitol's equity and regulatory capital by $21.9 million, including a gain on the transaction of approximately $16.9 million.

In 2010, Capitol extinguished approximately $4.6 million in promissory notes in exchange for 1,374,000 shares of common stock resulting in a gain of $1.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note J – Pending Sale of Subsidiary Banks

In addition to completed sales of certain bank subsidiaries (see Note E), Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which are pending:  Bank of Maumee, Bank of Michigan, First Carolina State Bank, Mountain View Bank of Commerce and Pisgah Community Bank.  The financial statement impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 53 and 54 of this document.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note K – Regulatory and Operating Matters – Continued

Banking subsidiaries which have received a PCAN and/or a PCAD are as follows as of September 2011 (listed in descending order based on total assets):

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law and significantly changes future regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of FDIC insurance coverage and impose new capital requirements on bank holding companies, including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assessing its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, is currently uncertain.

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

Note L – Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

	September 30,		December 31,
	2011		2010
Tier 1 capital to average adjusted total assets:
Minimum required amount(1)	≥	$105,492	≥	$155,224
Actual amount		$(94,499)		$(39,980)
Ratio		(3.58)%		(1.03)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(2)	≥	$76,189	≥	$110,909
Actual amount		$(94,499)		$(39,980)
Ratio		(4.96)%		(1.44)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(3)	≥	$152,378	≥	$221,818
Actual amount		$(94,499)		$(39,980)
Ratio		(4.96)%		(1.44)%

(1)	The minimum required ratio of Tier 1 capital to average adjusted total assets is 4%.
(2)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(3)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.

Capitol's total risk-based capital ratio at September 30, 2011 and December 31, 2010 was materially and adversely impacted by the exclusion of approximately $173.9 million and $203.7 million, respectively, of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted primarily from operating losses; however, a Tier 2 limitation, primarily due to the exclusion of trust-preferred securities, did not apply to Capitol's regulatory capital computations at earlier measurement dates prior to 2010.

The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at September 30, 2011 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Regulatory capital ratios of the banks are set forth on page 46 on this document.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Capitol for the periods indicated, excluding the effect of discontinued operations for the periods presented.  The discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto presented elsewhere herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, some of which are material to Capitol and its subsidiaries.  Capitol's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  Please refer to the commentary regarding forward-looking statements appearing on page 2 of this document.

Financial Condition

Total assets approximated $2.5 billion at September 30, 2011 and $3.5 billion at December 31, 2010.  The balance sheet includes total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	September 30, 2011	December 31, 2010
Arizona Region:
Bank of Tucson(1)		$222,882
Central Arizona Bank	$46,605	75,590
Sunrise Bank of Albuquerque	60,875	73,539
Sunrise Bank of Arizona	325,542	353,154
Arizona Region Total	433,022	725,165

California Region:
Bank of Feather River(1)	48,032	38,930
Sunrise Bank(1)		231,836
California Region Total	48,032	270,766

Colorado Region:
Mountain View Bank of Commerce	52,220	60,303

Great Lakes Region:
Bank of Maumee	34,623	40,300
Bank of Michigan	83,383	81,873
Capitol National Bank	153,630	157,606
Evansville Commerce Bank(1)	52,990	52,506
Indiana Community Bank	124,058	128,728
Michigan Commerce Bank	822,530	933,698
Great Lakes Region Total	1,271,214	1,394,711

Nevada Region:
1st Commerce Bank	32,157	39,555
Bank of Las Vegas	337,027	375,084
Nevada Region Total	369,184	414,639

Northwest Region:
Bank of the Northwest(1)		145,540
High Desert Bank	32,526	37,967
Northwest Region Total	32,526	183,507

Southeast Region:
Community Bank of Rowan(1)		140,276
First Carolina State Bank	90,255	103,254
Pisgah Community Bank	30,326	43,125
Sunrise Bank	85,601	112,718
Southeast Region Total	206,182	399,373

Texas Region:
Bank of Fort Bend(1)		35,375
Bank of Las Colinas(1)	51,165	44,767
Texas Region Total	51,165	80,142

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Summary of total assets – continued:

	September 30, 2011	December 31, 2010

Parent company and other, net	$5,412	$11,608

Consolidated totals	2,468,957	3,540,214
Less discontinued operations	(152,187)	(912,111)

Consolidated totals—continuing operations	$2,316,770	$2,628,103

(1)
Capitol sold its ownership in Bank of Las Colinas effective October 27, 2011; Evansville Commerce Bank effective October 10, 2011; Bank of Feather River effective October 4, 2011; Bank of the Northwest and Sunrise Bank effective July 28, 2011; Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011 and Bank of Tucson effective January 24, 2011.  These banks' operations are included in Capitol's consolidated totals up to the date of sale as part of discontinued operations.

Total assets decreased $1.1 billion during the nine months ended September 30, 2011, of which $776 million related to bank subsidiaries sold during the period.

Portfolio loans, the single largest asset category (73% of total assets at September 30, 2011), decreased during the nine months ended September 30, 2011 by approximately $327 million, compared to a decrease of about $394 million during the corresponding period of 2010.  The portfolio decrease is in response to the need to preserve liquidity and capital in the current economic climate and the general economic slowdown occurring nationally.  Because portfolio loans comprise the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

Geographic diversification of Capitol's balance sheet is important.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  As of September 30, 2011, 54% of the consolidated loan portfolio relates to banks located within the Great Lakes Region (43% at December 31, 2010) and 46% of the consolidated loan portfolio relates to banks located in other regions of the country (57% at December 31, 2010).  This is important because Capitol's diversification efforts lessen disproportionate geographic concentration within a specific region.

The consolidated allowance for loan losses at September 30, 2011 approximated $102.9 million or 5.72% of total portfolio loans, a decrease from the 6.16% ratio at the beginning of the year (excluding discontinued operations), resulting from some improvement in economic conditions and changes in asset quality.  The consolidated allowance for loan losses at September 30, 2011 decreased $28 million from the beginning of the year, excluding discontinued operations, as the Corporation continues to shrink its loan portfolio in conjunction with its balance sheet deleveraging strategy and due to general loan curtailments.  The decrease in the allowance for loan losses is also somewhat reflective of stabilizing asset quality.

While the allowance for loan losses decreased from the beginning of the year, as well as from the second quarter, the provision for loan loss recorded for the quarter ended September 30, 2011 increased from $6.4 million for the second quarter to $17.5 million, or 173%.  A portion of the increased provision for loan loss was attributed to net charge-offs, which increased to $26.2 million for the quarter ended September 30, 2011 from $17.6 million for the previous quarter, notwithstanding a $123 million reduction of the loan portfolio over the same time period.

The Corporation recently received regulatory guidance about the methodology used to determine the allowance for loan losses at its bank affiliates.  The guidance recommended that the banks' methodology be modified such that higher loss rates, in part derived from loan charge-off history on the substandard risk rated loan pools, be applied to the "watch" rated loans as well as the "pass" (or acceptable credit quality) rated loan pool, the largest category of loans in the banks' portfolios.  Corporate management is in ongoing dialogue about this guidance for determining the allowance for loan losses.  Separately, management retained three independent professional accounting and consulting firms to validate the banks' methodology.  Each of these separate independent firms concluded that the banks were using a valid methodology for determining the allowance for loan losses, and that the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

banks' methodology was in conformity with regulatory and authoritative accounting guidance, as well as leading industry practice.  Based on management's judgment and analysis, and supported by the three separate firms' validation results, the Corporation believes that the banks' existing methodology used in determining the allowance for loan losses meets both regulatory guidance and requirements under generally accepted accounting principles, and represents management's best estimate of probable incurred losses in the loan portfolio as of September 30, 2011.  Nonetheless, the impact of the regulatory recommendations about the methodology has been incorporated in the provision for loan losses recorded for the quarter ended September 30, 2011, and is included in the allowance for loan losses as of September 30, 2011.

Loan charge-offs for the interim 2011 periods, which decreased significantly compared to 2010, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant increase in the provision for loan losses in the 2010 period related primarily to Michigan, Arizona and Nevada banks, and were the result of growth in nonperforming loans and a sustained difficult and uncertain economic climate.

Nonperforming loans decreased $49.4 million or 16.7% during the nine months ended September 30, 2011, compared to an increase of $29.2 million or 10.6% in the corresponding period of 2010.  Nonperforming loans have decreased for five consecutive quarters.  Nonperforming assets decreased $46.5 million for the nine months ended September 30, 2011 compared to an increase of $23.4 million in the corresponding period of 2010.  Management believes the overall decreases demonstrate some stabilization in several of Capitol's key markets; however, no assurance can be given that future operating results will continue to reflect these recent trends.

The allowance for loan losses as a percentage of nonperforming loans approximated 41.7% at September 30, 2011, compared to 44.2% at the beginning of the year (excluding operations discontinued in 2010).  As previously-discussed, the allowance for loan losses is an estimate based on judgment as determined by management at the balance-sheet date.  Levels of nonperforming loans may fluctuate at balance-sheet dates by amounts which are not commensurate with the ratio of the allowance for loan losses or the allowance coverage ratio of nonperforming loans (i.e., the allowance for loan losses as a percentage of nonperforming loans).  Several factors may contribute to this occurrence.  For example, estimated losses relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans and charge-offs and, accordingly, there is no related allowance for loan losses allocation necessary.  Further, some collateral-dependent loans may have minimal or no loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

While recent reductions in nonperforming loans and other nonperforming assets are encouraging, future changes in asset quality remain uncertain.  Because bank subsidiaries which were sold during 2010 and the interim 2011 period had relatively better asset quality than the remaining banks, nonperforming assets increased as a percentage of consolidated portfolio loans and total assets, despite the most recent decreases in the amount of nonperforming assets.

Nonperforming loans at September 30, 2011 approximated 13.7% of total portfolio loans, a decrease from the December 31, 2010 ratio of 13.9% (excluding discontinued operations).  Of the nonperforming loans at September 30, 2011, about 92% were secured by real estate.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at September 30, 2011 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Due to local, regional and national economic conditions, there is uncertainty in future real estate values, appraisal data and the resulting potential impact on valuation of collateral-dependent loans and other real estate owned.  The fair value measurement of collateral-dependent loans and other real estate owned is dependent upon appraisals of the underlying property value.  Management cautiously and diligently monitors real estate values when evaluating appraisals or its internal evaluations of property values.

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

Total nonperforming loans approximated $246.8 million at September 30, 2011.  Of that total, $115 million or 46.6% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan (excluding discontinued operations).  Nonperforming loans have decreased significantly during the nine months ended September 30, 2011, by $27.8 million within the Great Lakes Region and $10.4 million within the Arizona Region (excluding discontinued operations).

In response to the elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for the Great Lakes Region (including some loans carried at the parent level), the Southeast Region and the Nevada Region, approximating 5.47%, 6.56% and 6.72% of portfolio loans for each of the respective regions on a combined basis as of September 30, 2011.  The allowance for loan losses levels range as high as 10.16% at 1st Commerce Bank, 8.69% at Pisgah Community Bank, 6.66% at Michigan Commerce Bank and 6.45% at Bank of Las Vegas.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.

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

At September 30, 2011, problem and potential problem loans (including the previously-discussed nonperforming loans) approximated $560.3 million or about 31.2% of total consolidated portfolio loans, compared to approximately $661.7 million or about 31% at December 31, 2010.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they necessarily deemed "impaired"), but rather are identified by management as potential problem loans to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously discussed, are primarily secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic conditions in some markets may result in continued future loan losses, as experienced in the first nine months of 2011.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2011	Dec 31, 2010	Sept 30, 2011	Dec 31, 2010	Sept 30, 2011	Dec 31, 2010	Sept 30, 2011	Dec 31, 2010
Arizona Region:
Bank of Tucson(1)		$159,334		$2,380		$7,711		1.49%
Central Arizona Bank	$35,950	52,844	$2,004	2,552	$4,165	5,092	5.57%	4.83%
Sunrise Bank of Albuquerque	47,559	52,502	2,267	2,499	5,878	4,731	4.77%	4.76%
Sunrise Bank of Arizona	245,489	264,181	14,163	16,700	27,022	29,936	5.77%	6.32%
Arizona Region Total	328,998	528,861	18,434	24,131	37,065	47,470	5.60%	4.56%

California Region:
Bank of Feather River(1)	40,936	31,297	651	479	130		1.59%	1.53%
Sunrise Bank(1)		183,641		7,815		8,529		4.26%
California Region Total	40,936	214,938	651	8,294	130	8,529	1.59%	3.86%

Colorado Region:
Mountain View Bank of Commerce	39,067	41,087	750	789	24	883	1.92%	1.92%

Great Lakes Region:
Bank of Maumee	28,610	33,558	1,251	1,427	1,309	442	4.37%	4.25%
Bank of Michigan	63,887	64,278	1,400	1,368	1,624	2,312	2.19%	2.13%
Capitol National Bank	127,083	138,251	4,434	5,976	13,180	13,616	3.49%	4.32%
Evansville Commerce Bank(1)	34,227	38,609	892	1,103	1,464	1,801	2.61%	2.86%
Indiana Community Bank	96,116	112,986	3,389	3,703	6,679	8,358	3.53%	3.28%
Michigan Commerce Bank	656,038	812,088	43,698	57,381	89,557	114,937	6.66%	7.07%
Great Lakes Region Total	1,005,961	1,199,770	55,064	70,958	113,813	141,466	5.47%	5.91%

Nevada Region:
1st Commerce Bank	19,865	25,521	2,019	624	4,033	5,611	10.16%	2.45%
Bank of Las Vegas	258,925	306,802	16,710	25,235	71,356	82,042	6.45%	8.23%
Nevada Region Total	278,790	332,323	18,729	25,859	75,389	87,653	6.72%	7.78%

Northwest Region:
Bank of the Northwest(1)		118,755		4,000		6,609		3.37%
High Desert Bank	25,371	29,872	933	1,350	208	1,053	3.68%	4.52%
Northwest Region Total	25,371	148,627	933	5,350	208	7,662	3.68%	3.60%

Southeast Region:
Community Bank of Rowan(1)		102,926		1,736		3,441		1.69%
First Carolina State Bank	61,978	77,797	3,585	2,389	5,550	6,560	5.78%	3.07%
Pisgah Community Bank	22,237	28,071	1,932	1,511	5,189	6,968	8.69%	5.38%
Sunrise Bank	65,769	79,558	4,323	4,374	8,381	10,452	6.57%	5.50%
Southeast Region Total	149,984	288,352	9,840	10,010	19,120	27,421	6.56%	3.47%

Texas Region:
Bank of Fort Bend(1)		29,788		700		419		2.35%
Bank of Las Colinas(1)	41,351	41,434	703	737	861	907	1.70%	1.78%
Texas Region Total	41,351	71,222	703	1,437	861	1,326	1.70%	2.02%

Parent company and other, net	4,056	5,866	59	2,973	2,648	3,170	n.m.	n.m.

Consolidated totals	1,914,514	2,831,046	105,163	149,801	249,258	325,580	5.49%	5.29%
Less discontinued operations	(116,514)	(705,783)	(2,246)	(18,950)	(2,455)	(29,417)	(1.93)%	(2.69)%

Consolidated totals relating to continuing operations	$1,798,000	$2,125,263	$102,917	$130,851	$246,803	$296,163	5.72%	6.16%

(1)
Capitol sold its ownership in Bank of Las Colinas effective October 27, 2011; Evansville Commerce Bank effective October 10, 2011; Bank of Feather River effective October 4, 2011; Bank of the Northwest and Sunrise Bank effective July 28, 2011; Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011 and Bank of Tucson effective January 24, 2011.  These banks' operations and results of operations are included in Capitol's consolidated totals up to the date of sale as part of discontinued operations.

n.m.	Not meaningful.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Accounting for income taxes requires significant estimates and management judgments.  At September 30, 2011, Capitol had a gross deferred tax asset approximating $206.6 million ($192.1 million at December 31, 2010), subject to a related valuation allowance.  When realization of the deferred tax asset is in doubt, a valuation reserve is required to reduce the deferred tax asset to the amount which is more-likely-than-not realizable.  Management reviewed the potential realization of net deferred tax assets as of September 30, 2011 and increased the related valuation allowance to $205.5 million, maintaining the net deferred tax asset at approximately $1.1 million ($1.8 million at December 31, 2010).  The net deferred tax asset represents the amount which is more-likely-than-not realizable at the balance-sheet date for a small group of less than 80%-owned consolidated bank subsidiaries.

Results of Operations

Summary

The third quarter 2011 net loss attributable to Capitol was approximately $22.8 million compared to a net loss of $52.2 million for the third quarter of 2010.  The net loss per share attributable to Capitol was $0.55 for the three months ended September 30, 2011 compared to a net loss per share of $2.45 in the corresponding period of 2010.  Net loss attributable to Capitol for the nine months ended September 30, 2011 approximated $38.9 million compared to a net loss of $141.1 million in the corresponding period of 2010.  Net loss per common share attributable to Capitol was $1.02 for the nine months ended September 30, 2011 compared to a net loss per share of $7.12 in the corresponding 2010 period.  Net income relating to discontinued operations was not material to the periods presented except for the gain on sale of bank subsidiaries which approximated $4.5 million and $13.4 million for the nine months ended September 30, 2011 and 2010, respectively.

The primary reasons for the lower interim 2011 net loss as compared to the corresponding 2010 period were a significant reduction in the provision for loan losses of $92.0 million to $37.2 million for the nine months ended September 30, 2011 compared to a provision of $129.2 million for the nine months ended September 30, 2010 (excluding discontinued operations), as well as a gain on exchange of trust-preferred securities for common stock of approximately $16.9 million in the 2011 period.

Analytical Review

The provision for loan losses decreased significantly for the nine months ended September 30, 2011 due to lower levels of loan charge-offs, declining levels of nonperforming loans and stable valuations of collateral-dependent loans, primarily secured by real estate.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously-discussed.  The significant increase in the provision for loan losses in the preceding year had a material adverse effect on interim 2010 operating results.

Net interest income for the nine-month 2011 period totaled $53.3 million, a 4.6% decrease compared to $55.9 million in 2010.  Net interest income for the three months ended September 30, 2011 totaled $17.0 million, a 7.3% decrease compared to $18.4 million in 2010.  The net interest margin approximated 2.97% for the three months ended September 30, 2011, a 2 basis-point decrease compared to 2.99% for the three months ended June 30, 2011, and a 4 basis-point decrease compared to 3.01% for the three months ended September 30, 2010.  It is not feasible to speculate on future potential changes in net interest margin.

While net interest income was relatively stable during the interim 2011 periods in spite of a significantly reduced asset base compared to 2010, provisions for loan losses did not exceed net interest income for the nine-month interim period of 2011 as it did in the comparable interim 2010 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest income for the nine months ended September 30, 2011 approximated $31.4 million, a significant increase compared to $15.9 million for the same period in 2010.  The interim 2011 period included a gain on exchange of trust-preferred securities of $16.9 million (see Note I to the accompanying condensed consolidated financial statements) and the interim 2010 period included a gain on exchange of promissory notes for common stock of $1.3 million.  When excluding each of these gains, noninterest income showed a slight decrease in 2011 compared to 2010.  Noninterest income for the three months ended September 30, 2011 totaled $4.9 million, a 14% decrease compared to $5.8 million for the same period in 2010, primarily relating to a decrease in trust and wealth management revenue and other miscellaneous income.

Noninterest expense totaled $100.4 million for the nine-month 2011 period compared to $126.6 million for the comparable period of 2010.  The decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $10.5 million (31%) to $23.8 million in the nine-month 2011 period ($34.3 million in the corresponding 2010 period), due to stabilizing valuations and holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased to $7.6 million in the nine-month 2011 period compared to $10.3 million in the nine-month 2010 period due to the decline in deposits, which was used for the assessment base prior to April 2011.

The largest element of noninterest expense is salaries and employee benefits, which approximated $38.8 million for the nine months ended September 30, 2011, a decrease of 15.1% from $45.7 million in the corresponding period of 2010, as a result of Capitol's efforts to reduce and streamline staffing at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following for the periods ended September 30 (in $1,000s):

	Three Month Period		Nine Month Period
	2011	2010(1)	2011	2010(1)

Legal fees	$1,055	$1,016	$2,597	$3,195
Insurance	624	477	1,928	1,065
Professional fees	301	408	1,532	3,179
Loan and collection expense	529	786	1,318	2,111
Bank services (ATMs, telephone banking and Internet banking)	304	343	935	865
Directors' fees	277	370	875	1,164
Communications	230	254	722	800
Travel, lodging and meals	207	294	697	803
Paper, printing and supplies	181	245	637	881
Advertising	152	183	562	746
Other	1,497	2,182	5,026	5,579

Total	$5,357	$6,558	$16,829	$20,388

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the nine months ended September 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Arizona Region:
Bank of Tucson(3)		$9,268		$1,369		9.64%		0.84%
Central Arizona Bank	$2,455	2,730	$(963)	(3,461)
Southern Arizona Community Bank(3)		3,977		262		3.52%		0.36%
Sunrise Bank of Albuquerque	2,261	2,769	(1,829)	(3,030)
Sunrise Bank of Arizona	14,264	14,721	(12,970)	(34,218)
Arizona Region Total	18,980	33,465	(15,762)	(39,078)

California Region:
Bank of Feather River(3)	2,440	1,835	336	88	6.85%	1.87%	1.03%	0.32%
Bank of San Francisco(3)		4,119		559		9.55%		0.89%
Napa Community Bank(3)		2,947		(77)
Sunrise Bank(3)	6,663	10,018	(791)	(3,884)
California Region Total	9,103	18,919	(455)	(3,314)

Colorado Region:
Fort Collins Commerce Bank(3)		4,695		382		5.25%		0.52%
Larimer Bank of Commerce(3)		4,076		601		9.88%		0.86%
Loveland Bank of Commerce(3)		1,887		195		4.12%		0.65%
Mountain View Bank of Commerce	2,045	2,079	103	98	1.87%	1.81%	0.24%	0.25%
Colorado Region Total	2,045	12,737	103	1,276

Great Lakes Region:
Bank of Maumee	1,494	1,818	(871)	(1,234)
Bank of Michigan	3,799	3,388	261	(335)	4.91%		0.43%
Capitol National Bank	6,548	7,440	181	(2,722)	2.29%		0.15%
Evansville Commerce Bank(3)	1,808	2,127	(84)	(296)
Indiana Community Bank	4,837	5,886	(289)	(2,514)
Michigan Commerce Bank	41,439	46,460	(19,238)	(63,966)
Ohio Commerce Bank(3)		1,934		226		5.68%		0.78%
Great Lakes Region Total	59,925	69,053	(20,040)	(70,841)

Midwest Region
Adams Dairy Bank(3)		1,681		(36)
Bank of Belleville(3)		1,048		18		1.02%		0.10%
Community Bank of Lincoln(3)		1,508		(872)
Midwest Region Total		4,237		(890)

Nevada Region:
1st Commerce Bank	939	1,255	(3,375)	(2,979)
Bank of Las Vegas	10,477	14,501	(6,680)	(33,696)
Nevada Region Total	11,416	15,756	(10,055)	(36,675)

Northeast Region:
USNY Bank(3)		2,712		560		17.81%		1.44%

Northwest Region:
Bank of the Northwest(3)	4,310	5,962	(664)	(1,105)
High Desert Bank	1,439	1,702	(674)	(827)
Northwest Region Total	5,749	7,664	(1,338)	(1,932)

Southeast Region:
Community Bank of Rowan(3)(4)	2,123	1,666	46	59	1.88%	0.76%	0.14%	0.05%
First Carolina State Bank	2,967	3,547	(5,191)	(2,410)
Pisgah Community Bank	926	1,502	(3,357)	(8,691)
Sunrise Bank	3,567	4,847	(4,607)	(6,452)
Southeast Region Total	9,583	11,562	(13,109)	(17,494)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results – continued:

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Texas Region:
Bank of Fort Bend(3)	$720	$1,551	$128	$(14)	14.82%		2.27%
Bank of Las Colinas(3)	1,848	1,672	184	(13)	4.35%		0.51%
Texas Region Total	2,568	3,223	312	(27)

Parent company and other, net	14,137	2,557	15,296	5,312
Consolidated totals	133,506	181,885	(45,048)	(163,103)
Less discontinued operations	(19,912)	(64,529)	(4,618)	(14,719)

Consolidated totals for continuing operations	$113,594	$117,356	$(49,666)	$(177,822)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Capitol sold its ownership in Bank of Las Colinas effective October 27, 2011; Evansville Commerce Bank effective October 10, 2011; Bank of Feather River effective October 4, 2011; Bank of the Northwest and Sunrise Bank effective July 28, 2011; Community Bank of Rowan effective April 19, 2011; Bank of Fort Bend effective March 30, 2011; Bank of Tucson effective January 24, 2011; Southern Arizona community Bank effective December 10, 2010; Fort Collins Commerce Bank, Larimer Bank of Commerce and Loveland Bank of Commerce effective October 29, 2010; Bank of San Francisco effective September 28, 2010; Adams Dairy Bank effective August 31, 2010; USNY Bank effective August 23, 2010; Community Bank of Lincoln effective July 30, 2010; Ohio Commerce Bank effective June 30, 2010; Napa Community Bank effective April 30, 2010 and Bank of Belleville effective April 27, 2010.  These banks' results of operations are included in Capitol's consolidated totals up to the date of sale are part of discontinued operations.

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

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $264 million during the nine months ended September 30, 2011 compared to a $306 million decrease in the corresponding period of 2010.  Brokered deposits approximated $61.6 million as of September 30, 2011, or about 2.9% of total deposits, a decrease of $161.7 million during the nine-month 2011 period, as the banks have sought to reduce use of that funding source based on maturity and interest-rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  Brokered deposits at September 30, 2011 include about $21.8 million of relationship-based structured time accounts.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 17.2% of total deposits at September 30, 2011, an increase from 15.5% at December 31, 2010.  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  During the 2011 period, however, interest-bearing deposits decreased about $260 million, mostly related to the previously-mentioned reduction in brokered deposits.

Cash and cash equivalents amounted to $423.9 million or 17.2% of total assets at September 30, 2011, compared to $439.8 million or 12.4% of total assets at December 31, 2010 as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were used to reduce debt obligations or deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into investment securities during a low interest-rate environment and a cautious approach to, and capital restrictions associated with, making new loans in an uncertain economy.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Management believes the banks' liquidity position at September 30, 2011 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At September 30, 2011, Capitol's banks had approximately $24.7 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $62.5 million at September 30, 2011 and additional borrowing capacity approximated $120.1 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and related matters.  Total notes payable and other borrowings were $9.4 million at September 30, 2011.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $24.9 million and $20.8 million at September 30, 2011 and December 31, 2010, respectively.  Holders of the trust-preferred securities will recognize current taxable income relating to the deferred interest payments.

On January 31, 2011, Capitol accepted for exchange 1,180,602 of the 2,530,000 outstanding shares of trust-preferred securities of Capitol Trust I and 773,934 of the 1,454,100 outstanding shares of trust-preferred securities of Capitol Trust XII and, pursuant to the related exchange offer, issued approximately 19.5 million previously-unissued shares of Capitol's common stock.  This exchange resulted in the retirement of approximately $19.5 million aggregate liquidation amount of the trust-preferred securities on a combined basis and eliminated approximately $2.4 million of accrued interest payable associated with the retired securities, which collectively increased Capitol's equity and regulatory capital by $21.9 million, including a gain on the transaction of approximately $16.9 million.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (3.88)% at September 30, 2011 and (1.75)% at December 31, 2010.  As of September 30, 2011, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $55.6 million or 2.25% of total assets.  Capitol's equity deficit increased in the interim 2011 period due to losses incurred from operations, although the losses were less significant than in 2010 due primarily to lower provision for loan losses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the banks included in Capitol's consolidation as of September 30, 2011:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(1)(4)		Capital Ratio(1)(4)		Capital Ratio(2)(4)		Regulatory Classification(3)
	Sept 30, 2011	Dec 31, 2010	Sept 30, 2011	Dec 31, 2010	Sept 30, 2011	Dec 31, 2010	Sept 30, 2011	Dec 31, 2010
Arizona Region:
Central Arizona Bank	2.26%	2.24%	3.89%	3.20%	5.20%	4.49%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Albuquerque	2.07%	2.43%	2.72%	3.39%	4.02%	4.68%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Arizona	2.02%	0.69%	2.62%	0.92%	3.92%	1.84%	significantly-undercapitalized	critically- undercapitalized(6)

California Region:
Bank of Feather River	14.15%	16.08%	19.74%	21.16%	21.00%	22.42%	well-capitalized	well-capitalized

Colorado Region:
Mountain View Bank of Commerce	13.57%	12.02%	18.52%	17.99%	19.78%	19.25%	well-capitalized	well-capitalized

Great Lakes Region:
Bank of Maumee	6.00%	7.00%	8.23%	9.43%	9.53%	10.72%	adequately-capitalized	well-capitalized
Bank of Michigan	8.36%	7.67%	11.05%	10.33%	12.31%	11.59%	well-capitalized	well-capitalized
Capitol National Bank	6.77%	6.10%	8.48%	7.74%	9.76%	9.03%	adequately-capitalized	adequately-capitalized
Evansville Commerce Bank	8.42%	8.47%	13.47%	12.25%	14.74%	13.52%	well-capitalized	well-capitalized
Indiana Community Bank	6.79%	6.34%	9.32%	8.19%	10.60%	9.47%	adequately-capitalized(5)	adequately-capitalized
Michigan Commerce Bank	2.14%	1.15%	2.80%	1.46%	4.12%	2.78%	significantly-undercapitalized	critically- undercapitalized(6)

Nevada Region:
1st Commerce Bank	2.08%	2.48%	3.55%	3.94%	4.91%	5.20%	significantly-undercapitalized	significantly-undercapitalized
Bank of Las Vegas	2.01%	2.06%	2.61%	2.93%	3.93%	4.27%	significantly-undercapitalized	significantly-undercapitalized

Northwest Region:
High Desert Bank	6.72%	7.83%	8.97%	10.07%	10.25%	11.36%	adequately-capitalized(5)	adequately-capitalized(5)

Southeast Region:
First Carolina State Bank	2.01%	3.11%	3.00%	4.75%	4.31%	6.02%	significantly-undercapitalized	undercapitalized
Pisgah Community Bank	2.02%	2.03%	2.54%	3.52%	3.88%	4.82%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank	2.01%	2.14%	2.89%	3.29%	4.20%	4.59%	significantly-undercapitalized	significantly-undercapitalized

Texas Region:
Bank of Las Colinas	11.21%	11.58%	14.65%	14.46%	15.90%	15.72%	well-capitalized	well-capitalized

Consolidated totals	(3.58)%	(1.03)%	(4.96)%	(1.44)%	(4.96)%	(1.44)%	less than adequately-capitalized	less than adequately-capitalized

(1)	The minimum required Tier 1 leverage ratio and Tier 1 risk-based capital ratio is 4%.
(2)	The minimum required total risk-based capital ratio is 8%.
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

(4)	Ratios are based on the banks' regulatory reports filed on or before October 28, 2011.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at September 30, 2011.

Capitol's total risk-based capital ratio at September 30, 2011 was adversely impacted by the exclusion of approximately $173.9 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at September 30, 2011 resulted primarily from operating losses; however, the Tier 2 limitation did not apply to Capitol's regulatory capital computations at earlier measurement dates prior to 2010.

In addition to Capitol's consolidated regulatory capital classification at September 30, 2011, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Proceeds from the sale of banks through September 30, 2011 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than "adequately-capitalized" bank subsidiaries further, through the allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, gains on divestiture of some bank subsidiaries and other initiatives.

Going-Concern Considerations

As of September 30, 2011, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

•	An equity deficit approximating $96 million;
•	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
•	Numerous banking subsidiaries with regulatory capital classification as "undercapitalized" or "significantly-undercapitalized";
•
Certain banking subsidiaries which are generally subject to formal regulatory agreements have received "prompt corrective action" notifications (PCAN) and/or directives (PCAD) from the FDIC, which require timely action by bank management and the respective boards of directors to resolve regulatory capital ratios which result in classification as less than "adequately-capitalized" (the basis of a PCAN) or to submit an acceptable capital restoration plan to the FDIC (the basis of a PCAD), and it is likely additional PCANs and/or PCADs may be issued in the future and/or that the banking subsidiaries may be unable to satisfactorily resolve such notices and/or directives;

•
In 2010 and 2011, Capitol sold several of its banking subsidiaries and has other divestiture transactions pending (see Note J to the accompanying condensed consolidated financial statements).  The proceeds from those divestitures have been redeployed at certain remaining banking subsidiaries which have experienced a significant erosion of capital due to operating losses.  While such proceeds have been a significant source of funds for redeployment, the Corporation will need to raise significant other sources of new capital in the future;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

•
The Corporation and substantially all of its banking subsidiaries are operating under various regulatory agreements (formal and informal) which place a number of restrictions on them and impose other requirements limiting activities and requiring preservation of capital, improvement in regulatory capital measures, reduction of nonperforming assets and other matters for which the entities have not achieved full compliance;

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

Capitol has commenced several initiatives and other actions to mitigate these going-concern considerations and to improve its financial condition, equity, regulatory capital and regulatory compliance.

In early 2011, a partial exchange of trust-preferred securities was completed and the Corporation's stockholders approved an amendment to its articles of incorporation to increase its authorized common stock and authorize its board of directors to proceed with a rights offering and reverse stock split, in addition to a potential share exchange regarding second-tier bank-development subsidiaries.

Improvement in Capitol's and its banking subsidiaries' capitalization, financial position, asset quality and results of operations requires multi-faceted efforts, which are currently being considered in the following areas, among others:

•	Raising significant amounts of new equity capital;
•	Completion of divestitures which are currently pending;
•	Further reductions in nonperforming assets;
•	Stabilization of provisions for loan losses and impairment losses;
•	Resuscitation of Capitol's trust-preferred securities as a qualifying element of regulatory capital and/or equity; and
•	Further reductions in operating expenses as a result of mergers of bank subsidiaries completed in recent years.

Capitol's ability to continue as a going concern is contingent on the successful achievement of the items listed above.  Capitol's board of directors and management are fully engaged and committed to successful completion of those items, with a clear sense of urgency, subject to the availability of capital and continued cooperation by regulatory agencies.

Trends Affecting Operations

As noted elsewhere in this narrative, Capitol has experienced adverse trends in its results of operations, asset quality, valuation of collateral-dependent loans and other real estate owned and capital adequacy.  Capitol continues to focus its efforts on mitigating those adverse trends through a multifaceted approach, including raising and redeploying capital funds, merging bank subsidiaries on a regional basis to achieve operational efficiencies, reducing operating expenses and staffing levels, implementing hiring and compensation freezes and selling banks, among other things.  Capitol also continues to explore other solutions to improve operating results and capital adequacy.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations – Continued

Capitol has made significant progress in its efforts to reduce staffing and operating costs, as well as in redeploying proceeds from the sale of banks completed thus far.  In addition, in the most recent quarterly period, a notable reduction in the amount of nonperforming assets was achieved following a slowing trend in the prior growth rate of such assets, beginning in the fourth quarter of 2009.

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

Changes in interest rates, either up or down, have an impact on net interest income (plus or minus), depending on the direction and timing of such changes.  At any point in time, there is a difference between interest rate-sensitive assets and interest rate-sensitive liabilities.  Therefore, when interest rates change, the timing and magnitude of the effect of such interest rate changes can alter the relationship between asset yields and the cost of funds.

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

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.  As mentioned previously, general economic conditions within the states of Michigan, Arizona and Nevada and the national economic recession are uncertain and are likely to continue to have an adverse impact on Capitol, its banks and their customers.  It is expected that economic recovery may take an extended period of time.

Media reports raising questions about the health of the domestic economy and the sustained national recession have continued during 2011.  Although nonperforming assets have decreased in the interim 2011 period, it is likely levels of nonperforming assets and related loan losses may increase further as economic conditions, locally and nationally, evolve.

On August 5, 2011, Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  While U.S. lawmakers reached an agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor's view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government's medium term debt dynamics.

There could potentially be additional downgrades of the United States' credit rating if resolution of a budget deficit reduction is not reached by the Super Committee and achieved in the near future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations – Continued

This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market's anticipation of these impacts could have a material adverse effect on Capitol's business, financial condition and liquidity.  In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, which have been experienced already as the market anticipated the downgrade.

Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and Capitol's business, financial condition and liquidity are unpredictable and may not be immediately apparent.

Through September 30, 2011, mergers of some of Capitol's banking subsidiaries have been completed in Arizona, California, Georgia, Indiana, Michigan, Nevada and Washington.  The resulting merged institutions have been combined on a regional basis to gain efficiencies in loan portfolio and problem asset management and general operating efficiencies in daily processing.  Additional mergers and combinations of bank charters in other markets are under consideration as management evaluates potential synergies and cost savings.

Divestiture of Banks

Through September 30, 2011, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale	Gain
	Date Sold	Proceeds	(Loss)

Bank of Tucson – main office(1)	January 24, 2011	$4,567	$4,418
Bank of Fort Bend(2)	March 30, 2011	4,302	1,432
Community Bank of Rowan(3)	April 19, 2011	4,845	(1,298)
Bank of the Northwest/Sunrise Bank(3)	July 28, 2011	24,113	184

		$37,827	$4,736

(1)	Previously a wholly-owned subsidiary of Capitol. Sale proceeds represent the net premium received from the assumption of liabilities and acquisition of assets transaction.
(2)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.
(3)	Previously a majority-owned subsidiary of Capitol.

On October 4, 2011, the sale of Bank of Feather River was completed with aggregate proceeds of $3.3 million and an estimated loss of approximately $240,000, which has been reflected in Capitol's third quarter financial statements against the gain on sale of the above-mentioned bank subsidiaries.

On October 10, 2011, the sale of Evansville Commerce Bank was completed with aggregate proceeds of $2.3 million and an estimated gain of $48,000.  On October 27, 2011, the sale of Bank of Las Colinas was completed with aggregate proceeds of $3.9 million and an estimated gain of $780,000.

In addition to completed sales transactions, Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which are pending:  Bank of Maumee, Bank of Michigan, First Carolina State Bank, Mountain View Bank of Commerce and Pisgah Community Bank.  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 53 and 54 of this document.  Total proceeds from those pending sales are expected to approximate $9.9 million, resulting in a projected loss of $2.3 million ($0.06 per common share) and are expected to be consummated throughout the remainder of 2011 and early 2012, subject to regulatory approval and other significant contingencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters

In September 2009, Capitol and its second-tier bank holding companies entered into an agreement with the Federal Reserve Bank under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums on subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

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

Many of Capitol's bank subsidiaries have entered into formal agreements (as well as informal agreements) with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on page 46 of this document.

Regulatory capital matters are set forth in Note L of the accompanying condensed consolidated financial statements.

On July 21, 2010, the Dodd-Frank Act was signed into law and significantly changes future regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of FDIC insurance coverage and impose new capital requirements on bank holding companies including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assessing its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, is currently uncertain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Tax Matters

The Internal Revenue Service is currently conducting an examination of the Corporation's consolidated federal income tax returns for the years ended December 31, 2006 through 2009.  Adjustments to the taxable income or taxes payable or refundable are undetermined, pending the completion of the examination expected in late 2011 or early 2012.

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

[The remainder of this page intentionally left blank]

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
September 30, 2011

(in $1,000s)

	Historical Amounts As Reported	Pending Future Sale of Bank Subsidiaries (Note A)	Pro Forma Consolidated
ASSETS			
Cash and cash equivalents	$ 423,869	$ (38,425)	$ 385,444
Loans held for sale	1,745	(54)	1,691
Investment securities	26,702	(8,663)	18,039
Portfolio loans	1,798,000	(216,492)	1,581,508
Less allowance for loan losses	(102,917)	8,239	(94,678)
Net portfolio loans	1,695,083	(208,253)	1,486,830
Premises and equipment, net	28,856	(4,426)	24,430
Other real estate owned	104,169	(6,869)	97,300
Other assets	188,533	(158,681)	29,852
TOTAL ASSETS	$ 2,468,957	$ (425,371)	$ 2,043,586
LIABILITIES AND EQUITY			
Liabilities:			
Deposits	$ 2,153,591	$ (255,403)	$ 1,898,188
Debt obligations	221,040	(15,523)	205,517
Other liabilities	187,835	(136,022)	51,813
Total liabilities	2,562,466	(406,948)	2,155,518
Equity:			
Capitol Bancorp Limited stockholders' equity:			
Preferred stock	5,098		5,098
Common stock	292,175		292,175
Retained-earnings deficit	(392,644)	(1,714) B	(394,358)
Other, net	(460)		(460)
Total Capitol Bancorp Limited stockholders' equity deficit	(95,831)	(1,714)	(97,545)
Noncontrolling interests in consolidated subsidiaries	2,322	(16,709)	(14,387)
Total equity deficit	(93,509)	(18,423)	(111,932)
TOTAL LIABILITIES AND EQUITY	$ 2,468,957	$ (425,371)	$ 2,043,586
Nonperforming loans	$ 246,803	$ (16,955)	$ 229,848
Real estate owned and other repossessed assets	104,591	(7,833)	96,758
Total nonperforming assets	$ 351,394	$ (24,788)	$ 326,606
Selected capital ratios:			
Total equity as a percentage of total assets	(3.79)%		(5.48)%
Total capital as a percentage of total assets--Note C	2.25%		1.82%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pending future sale of Bank of Feather River, Bank of Las Colinas, Bank of Maumee, Bank of Michigan, Evansville Commerce Bank, First Carolina State Bank, Mountain View Bank of Commerce and Pisgah Community Bank as of September 30, 2011.

B--Estimated loss on pending sale of banks (see Note A), including transaction expenses. Sale proceeds are estimated to approximate $19.4 million (including $9.5 million from the sale of Bank of Feather River, Bank of Las Colinas and Evansville Commerce Bank).

C--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries

(in $1,000s, except per-share data)

	Nine Months Ended September 30, 2011				
	Historical Amounts	Sale of Bank Subsidiaries Completed (Note A)	Subtotal Pro Forma Consolidated	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 82,179		$ 82,179	$ (9,769)	$ 72,410
Interest expense	28,833		28,833	(2,744)	26,089
Net interest income	53,346		53,346	(7,025)	46,321
Provision for loan losses	37,188		37,188	(5,462)	31,726
Net interest income after provision for loan losses	16,158		16,158	(1,563)	14,595
Noninterest income	31,415		31,415	(1,461)	29,954
Noninterest expense	100,436		100,436	(10,384)	90,052
Loss before income taxes	(52,863)		(52,863)	7,360	(45,503)
Income tax expense (benefit)	(3,197)		(3,197)	(207)	(3,404)
Income (loss) from continuing operations	(49,666)		(49,666)	7,567	(42,099)
Discontinued operations:					
Income (loss) from operations of bank subsidiaries sold	1,786	$ (1,786)			
Gain on sales of bank subsidiaries	4,496	(4,496)			
Less income tax expense	1,664	(1,664)			
Income from discontinued operations	4,618	(4,618)			
NET LOSS	(45,048)	(4,618)	(49,666)	7,567	(42,099)
Net losses attributable to noncontrolling interests	6,137	(137)	6,000	(722)	5,278
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (38,911)	$ (4,755)	$ (43,666)	$ 6,845	$ (36,821)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (1.02)		$ (1.15)		$ (0.97)

	Year Ended December 31, 2010				
		Pro Forma Adjustments			
	Historical Amounts (Note D)	Sale of Bank Subsidiaries Completed in 2010 (Note C)	Sale of Bank Subsidiaries Completed in 2011 (Note A)	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 131,588			$ (14,918)	$ 116,670
Interest expense	57,945			(5,147)	52,798
Net interest income	73,643			(9,771)	63,872
Provision for loan losses	148,443			(14,878)	133,565
Net interest income after provision for loan losses	(74,800)			5,107	(69,693)
Noninterest income	22,597			(1,703)	20,894
Noninterest expense	209,466			(15,791)	193,675
Loss before income taxes	(261,669)			19,195	(242,474)
Income tax expense (benefit)	(7,138)			30	(7,108)
Income (loss) from continuing operations	(254,531)			19,165	(235,366)
Discontinued operations:					
Income (loss) from operations of bank subsidiaries sold	(6,247)	$ (6,035)	$ 12,282		
Gain on sales of bank subsidiaries	15,784	(15,784)			
Less income tax expense	9,370	(9,370)	-		
Income from discontinued operations	167	(12,449)	12,282		
NET LOSS	(254,364)	(12,449)	12,282	19,165	(235,366)
Net losses attributable to noncontrolling interests	29,149	902	(2,965)	(3,075)	24,011
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (225,215)	$ (11,547)	$ 9,317	$ 16,090	$ (211,355)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (11.16)				$ (10.47)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations:

A--In 2011, Bank of Fort Bend, Bank of Tucson-main office, Community Bank of Rowan, Bank of the Northwest, Sunrise Bank, Bank of Feather River, Evansville Commerce Bank and Bank of Las Colinas were sold for approximately $47.3 million in sale proceeds and related net gain of $5.3 million (see Note E to the Condensed Consolidated Financial Statements for individual amounts). The pro forma adjustment for the nine months ended September 30, 2011 removes the operating results for Bank of Fort Bend, Bank of Tucson-main office, Community Bank of Rowan, Bank of the Northwest, Sunrise Bank, Bank of Feather River, Evansville Commerce Bank, and Bank of Las Colinas and related net gain on sale as if the sales had occurred at the beginning of the period presented. The pro forma adjustment for the year ended December 31, 2010 removes the operating results of Bank of Fort Bend, Bank of Tucson-main office, Community Bank of Rowan, Bank of the Northwest, Sunrise Bank, Bank of Feather River, Evansville Commerce Bank and Bank of Las Colinas as if the sales occurred at the beginning of the year.

B--Pending future sale of Bank of Maumee, Bank of Michigan, First Carolina State Bank, Mountain View Bank of Commerce and Pisgah Community Bank. The pro forma adjustment removes the operating results of these banks as if the sales occurred at the beginning of the period presented. Sale proceeds on pending future sale of banks are estimated to approximate $9.9 million and the loss is estimated to approximate $2.3 million including the effect of estimated transaction expenses.

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

D--The historical results of operations of Bank of Fort Bend, Community Bank of Rowan, Bank of the Northwest, Sunrise Bank, Bank of Feather River, Evansville Commerce Bank and Bank of Las Colinas were reclassified to discontinued operations for presentation purposes (the historical results of operations of Bank of Tucson-main office were previously included in discontinued operations for the year ended December 31, 2010).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Impact of Accounting Standards Updates

There are certain accounting standards updates issued or becoming effective in 2011.  They are discussed in Note B of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-46 – F-48 of the financial section of its 2010 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for goodwill (Capitol's annual review of goodwill for potential impairment is performed in the fourth quarter of each year), accounting for income taxes and its consolidation policy.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, Capitol evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Disclosure Controls").  The Disclosure Controls are designed to allow Capitol to reach a reasonable level of assurance that information required to be disclosed by Capitol in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of Capitol's management, including the Chief Executive Officer ("CEO") and the Principal Financial Officer ("PFO"). Based upon the Controls Evaluation and subsequent discussions and actions by Capitol as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ("Form 10-K") and above, the CEO and PFO have concluded that as of September 30, 2011, Capitol's Disclosure Controls were effective at a reasonable assurance level.

PART I, ITEM 4

CONTROLS AND PROCEDURES – Continued

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended September 30, 2011, no changes in Capitol's "internal control over financial reporting," as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect Capitol's Internal Control.

Limitations on the Effectiveness of Controls

Capitol's management, including the CEO and PFO, does not expect that its Disclosure Controls and/or its Internal Control will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

In November 2010, Capitol received a subpoena from the Chicago office of the Securities and Exchange Commission (SEC).  The subpoena requests information regarding Capitol's allowance for loan losses and related allowance estimation process and computational methodology, Capitol's methodology for grading loans and the process for making provisions for loan losses and Capitol's provision for loan losses prior to March 31, 2009.  In addition, on April 12, 2011, Capitol received an additional subpoena from the Chicago office of the SEC concerning Capitol's recently amended and restated Form 10-Q for the period ended September 30, 2010.  The subpoena and the SEC's corresponding investigation are nonpublic, which means that the information Capitol provides to the SEC will not be made available publicly; however, the investigation could result in Capitol amending its prior SEC filings in the future, depending on the outcome of such investigation.

Capitol understands that the issuance of subpoenas by the Commission, in itself, does not mean that the SEC has concluded that Capitol has broken the law or that the SEC has a negative opinion of Capitol.  Capitol is fully cooperating with the SEC in its investigation, including its follow-up requests, and cannot predict the timing or outcome of the investigation.

PART II.  OTHER INFORMATION – Continued

Item 1A.
Risk Factors.

Other than as discussed below, during the nine months ended September 30, 2011, there were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2010.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

In addition to the foregoing, further risk factors in the current operating environment exist:

If Capitol continues to experience significant net losses, it may be difficult to continue to operate as a going concern.

During 2010 and the interim periods of 2011, Capitol has incurred significant net losses from continuing operations, primarily resulting from additional loan losses associated with a continuing uncertain economy and operating environment.  Those operating losses have resulted in a significant erosion of capital and in regulatory matters which are discussed elsewhere in this document.

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

In order to reduce the likelihood that future transactions in Capitol's common shares will result in an ownership change, on July 11, 2011, Capitol adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 5.0% or more of Capitol's common shares.

The Tax Benefits Preservation Plan has the effect of limiting transferability of Capitol's common shares because it may make it more difficult and more expensive to acquire Capitol's common shares under the circumstances described above.  A shareholder's ability to dispose of Capitol's common shares is therefore limited by reducing the class of potential acquirers for such common shares.

There could potentially be additional downgrades of the United States' credit rating if resolution of a budget deficit reduction is not reached by the Super Committee and achieved in the near future.

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

PART II.  OTHER INFORMATION – Continued

Item 1A.	Risk Factors. – Continued

bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

To date, none of Capitol's banking subsidiaries have received any notice of assessment of cross-guaranty liability. Capitol's banking subsidiaries have, however, received notice from the FDIC that the FDIC may assess a cross-guaranty liability relating to a failed community bank in Florida which ceased operations in November 2009.  The FDIC alleges that the Florida bank was an affiliated institution of Capitol, although Capitol owned no securities of that bank or otherwise controlled the failed institution.  The aggregate loss to the FDIC of that failed bank approximated $23.6 million.  The FDIC has until November 2011, two years from the date of such notice, to determine whether to assess that potential cross-guaranty liability, if any.  In October 2011, Capitol's affiliate banks and the FDIC agreed to enter into a mutual tolling agreement which extends the period the FDIC has to assess the potential cross-guaranty liability and the period the banks have to challenge the actions of the FDIC for 2 years.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	[Removed and Reserved.]

PART II.  OTHER INFORMATION – Continued

Item 5.
Other Information.

As was previously announced, on November 15, 2010, following prior approval by the Compensation Committee of Capitol's Board of Directors, employment agreements with the following Named Executive Officers were amended and restated in their entirety: Cristin K. Reid and Bruce A. Thomas (the "Amended and Restated Employment Agreements").

Following the adoption of the Amended and Restated Employment Agreements, the Federal Reserve and Capitol discussed the Amended and Restated Employment Agreements.  The Federal Reserve indicated that Capitol should have sought prior approval for the modification of the original employment agreements, even though the material terms of the original employment agreements were not modified.  Following such conversations, effective November 11, 2011, Capitol and the Named Executive Officers elected to terminate the Amended and Restated Employment Agreements and revert back to the terms and conditions of their prior employment agreements.  There was no change in base salary incident to the reversion back to the prior employment agreements.  Copies of the forms of the prior employment agreements for Cristin K. Reid and Bruce A. Thomas are attached as Exhibit 10(R) to Capitol's Annual Report on Form 10-K for the year ended December 31, 2005 filed by Capitol with the SEC on March 16, 2006.

Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CAPITOL BANCORP LTD. (Registrant)
Date: November 14, 2011	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: November 14, 2011	/s/ Nicholas G. Hahn Nicholas G. Hahn Interim Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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