Form 10-K
period 2011-12-31
CAPITOL BANCORP LTD
filed 2012-03-30
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes    ☒                           No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes    ☐                            No    ☒

As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was:  $5,260,254.  (Such amount was computed based on shares held by non-affiliates as of February 28, 2011 and the common stock closing price reported by the OTC Markets Group on June 30, 2011.  For purposes of this computation, all executive officers, directors and 5% shareholders have been assumed to be affiliates.  Certain of such persons may disclaim that they are affiliates of registrant.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2012
Common Stock, no par value per share	41,038,908 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2011 (Annual Report)	Parts I, II and IV

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2011
Cross Reference Sheet

Item of Form 10-K Part I	Incorporation by Reference From:
Item 1. Business	Pages F-10 – F-14, F-32 – F-47, F-61 – F-63, F-89 – F-90 and F-105– F-108, Financial Information Section of Annual Report
Item 1A. Risk Factors	Pages F-50 – F-51, Financial Information Section of Annual Report
Item 2. Properties	Pages F-61 and F-86, Financial Information Section of Annual Report
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 – F-6, F-90 – F-92 and F-105 – F-108, Financial Information Section of Annual Report
Item 6. Selected Financial Data	Page F-2, Financial Information Section of Annual Report
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages F-10 – F-51, Financial Information Section of Annual Report
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Pages F-6 – F-9 and F-43 – F-46, Financial Information Section of Annual Report
Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-56 – F-112, Financial Information Section of Annual Report
Item 9A. Controls and Procedures	Pages F-52 – F-53, Financial Information Section of Annual Report
Part IV
Item 15. Exhibits and Financial Statement Schedules	Pages F-55 – F-112, Financial Information Section of Annual Report

Key:
"Annual Report"
means the 2011 Annual Report of Capitol Bancorp Limited (“Capitol”) provided to the Commission pursuant to Rule 14a-3(b).  Capitol's 2011 Annual Report has a Financial Information Section and is filed as Exhibit 13 with this Form 10-K report.

Note:
The page number references herein are based on the paper version of the referenced documents.  Accordingly, those page number references may differ from the electronically filed versions of those documents.

CAPITOL BANCORP LTD.

2011 FORM 10-K ANNUAL REPORT

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

•     Capitol's ability to continue as a going concern;

•     The availability and cost of capital and liquidity on favorable terms, if at all, which may depend in part on Capitol’s asset quality, prospects and outlook;

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

•     The possibility of the Federal Deposit Insurance Corporation (“FDIC”) assessing Capitol's banking subsidiaries for any cross-guaranty liability;

•     Capitol's compliance with the terms of its written agreement with the Federal Reserve Bank, amendments thereto, or subsequent regulatory agreements;

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

•     The risks associated with the high concentration of commercial real estate loans within Capitol's consolidated loan portfolio, along with other credit risks associated with individual large loans;

•     The concentration of Capitol's nonperforming assets by loan type in certain geographic regions and with affiliated borrowing groups;

FORWARD-LOOKING STATEMENTS - Continued

•     The overall adequacy of the allowance for loan losses to absorb the amount of actual losses inherent within the loan portfolio;

•     The failure of assumptions underlying estimates for the allowance for loan losses and estimation of values of collateral or cash flow projections related to collateral-dependent loans;

•     Capitol's ability to manage fluctuations in the value of its assets and liabilities and maintain sufficient capital and liquidity to support its operations;

•     Fluctuations in the value of Capitol's investment securities;

•     Volatility of interest rate sensitive deposits and the uncertainties of future depositor activity regarding potentially uninsured deposits;

•     The ability to successfully acquire deposits for funding and the pricing thereof;

•     The continued availability of credit facilities provided by Federal Home Loan Banks to Capitol's banking subsidiaries;

•     Management's ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of Capitol's net interest income;

•     The ability to successfully execute strategies to increase noninterest income;

•     The impact of possible future material impairment charges;

•     Capitol's ability to adapt successfully to technological changes to compete effectively in the marketplace;

•     Operational risks, including data processing system failures or fraud;

•     The ability to attract and retain senior management experienced in banking and financial services;

•     A continuation of unprecedented volatility in the capital markets;

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

•     Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on Capitol's business and on the businesses of its customers, as well as other banks and lending institutions with which Capitol has commercial relationships;

•     Continued unemployment, the overall continued national economic weakness, rising commodity prices and the impact on Capitol's customers' savings rates and their ability to service debt obligations;

•     Changes in the general economic environment, industry conditions, competition or other factors, either nationally or regionally, that may influence loan demand and repayment, deposit inflows and outflows, and the quality of the loan portfolio and loan and deposit pricing;

•     The effects of competition from other commercial banks, savings associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in Capitol's market or elsewhere or providing similar services;

•     Changes in legislation or regulatory and accounting principles, policies, or guidelines affecting the business conducted by Capitol and/or its operating strategy;

FORWARD-LOOKING STATEMENTS - Continued

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

•     The ability of the U.S. government to develop a fiscal operating budget that controls spending and serves to reduce the national deficit in a meaningful way and the potential impact on future inflation and the current weak national economy;

•     Acts of war or terrorism; and

•     Other factors and other information contained in this document and in other reports and filings that Capitol makes with the SEC under the Securities Exchange Act of 1934, as amended, including, without limitation, under the caption "Risk Factors."

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

[The remainder of this page intentionally left blank]

PART I

Item 1. Business.

a.            General development of business:

Incorporated by reference from Pages F-10 – F-14 Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking," Pages F-39 – F-41, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters," Pages F-42 – F-43, Financial Information Section of Annual Report, under the caption "Going-Concern Considerations," Page F-47, Financial Information Section of Annual Report, under the caption "Divestitures of Banks" and Pages F-61 – F-63, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

Capitol was incorporated as a Michigan corporation in 1988.

Capitol Trust I and Capitol Trust XII were formed in 1997 and 2008, respectively; each is a Delaware statutory business trust.  The business and affairs of Capitol Trust I and Capitol Trust XII are conducted by their respective property trustee, a Delaware trustee, and administrative trustees who are employees and officers of Capitol.  Capitol Trust I and Capitol Trust XII exist for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by Capitol and certain related services.  During 2001, Capitol formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust preferred securities.  Capitol Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003, Capitol Trust IX was formed in 2004 and Capitol Trust X and Capitol Trust XI were formed in 2007.  Each of these securities has similar terms.  Additional information regarding trust preferred securities is incorporated by reference from Pages F-89 – F-90, Financial Information Section of Annual Report, under the caption "Note J—Subordinated Debentures."

b.            Financial information about segments:

Incorporated by reference from Pages F-13 – F-16, Financial Information Section of Annual Report (excerpt from Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations) and Pages F-61 – F-63, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

c.            Narrative description of business:

Incorporated by reference from Pages F-10 – F-14, Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking," Pages F-32 – F-39, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy," Page F-38, Financial Information Section of Annual Report, comparative analysis of each banking subsidiaries' regulatory capital position, Pages F-39 – F-41, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters," Pages F-43 – F-46, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations," Page F-47, Financial Information Section of Annual Report, under the caption "Divestitures of Banks" and Pages F-61 – F-63, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

At December 31, 2011, Capitol and its subsidiaries employed approximately 700 full time equivalent employees.

Item 1. Business – continued.

Supervision and Regulation:

Incorporated herein by reference from Pages F-39 – F-41 and F-105 – F-108, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters" and "Capital Requirements and Related Regulatory Matters."

General:
The banking industry is subject to extensive state and federal regulation and continues to undergo significant change, particularly during the recent severe economic recession.  Proposals to change the laws and regulations governing the banking industry are currently being discussed in Congress, in state legislatures and before the various bank regulatory agencies, in addition to direct investment in some financial institutions by the U.S. government.  The likelihood and timing of any changes and the impact such changes might have on Capitol are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on Capitol's business, financial position and results of operations.  Capitol expects that the financial services industry will remain heavily regulated and that additional laws or regulations may be adopted.  The following discussion summarizes certain aspects of the banking laws and regulations that affect Capitol.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

Capitol has not received any so-called "bailout" funds from any governmental sources.

Capitol is a bank holding company registered with the Board of Governors of the Federal Reserve and is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  The Bank Holding Company Act requires the Federal Reserve Board's prior approval of an acquisition of assets or of ownership or control of voting shares of any bank or bank holding company, if the acquisition would give the acquiring institution more than 5% of the voting shares of such bank or bank holding company.  It also imposes restrictions, summarized below, on the assets or voting shares of nonbanking companies that Capitol may acquire.

Consistent with the requirements of the Bank Holding Company Act, Capitol's community banking subsidiaries provide their customers with banking, trust and other financial services and products.  These services include commercial banking, as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, life insurance and annuity products, and portfolio management services through 16 banking subsidiaries and other subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to its banking subsidiaries and to stand prepared to commit resources to support each of them.  There are no specific quantitative rules on a holding company's potential liability to its banking subsidiaries.  In its sole judgment, the Federal Reserve Board could invoke the source-of-strength doctrine and require capital contributions from Capitol to its banking subsidiaries.  In addition, and as a separate legal matter, a holding company is required to guarantee the capital plan of an undercapitalized banking subsidiary.  See "Capital Adequacy and Prompt Corrective Action" on the next page.

Capitol's banking subsidiaries are subject to the provisions of the banking laws of their respective states of organization, the National Bank Act or national thrift regulations.  They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks), the Office of the Comptroller of the Currency (the “OCC”) (in the case of national banks or federal savings banks) and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the FDIC.  As of December 31, 2011, 13 of Capitol's banking subsidiaries were state-chartered banks and, therefore, subject to supervision, regulation and examination by state banking regulators and the FDIC.  Two of Capitol's depository institution subsidiaries, as of December 31, 2011, were chartered as federal savings banks, and one banking subsidiary was a national bank, all of

Item 1. Business – continued.

which are subject to regulation by the OCC and FDIC.  Additionally, nonbank subsidiaries of Capitol are supervised and examined by the Federal Reserve Board and various other federal and state agencies.  As part of the financial and regulatory overhaul for U.S. financial institutions, via certain provisions of the Dodd-Frank Act, the OCC acquired the operations and some employees from the Office of Thrift Supervision in July 2011.

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

Payment of Dividends:
There are various statutory restrictions on the ability of Capitol's banking subsidiaries to pay dividends or make other payments to Capitol.  Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered.  Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition.  Due to operating losses and a written agreement between the Federal Reserve and Capitol, Capitol is currently prohibited from payment of dividends.  As of December 31, 2011, Capitol's banking subsidiaries were prohibited from making dividend payments to Capitol without prior regulatory approval.

Capitol has several series of trust preferred securities outstanding which are interest bearing.  Under certain conditions, Capitol may defer payment of interest on the related subordinated debentures for periods of up to five years.  In April 2009, Capitol commenced deferral of interest payments on such subordinated debentures and, pursuant to the written agreement between the Federal Reserve and Capitol, may not make interest payments thereon without prior written approval from the Federal Reserve.  The documents governing the trusts restrict Capitol's right to pay a dividend on its common stock under certain circumstances and give holders of the securities preference on liquidation over the holders of Capitol's common stock.

Capital Adequacy and Prompt Corrective Action:
The FDIC Improvement Act of 1991 (the "FDICIA") requires federal regulators to take prompt corrective action against any undercapitalized institution.  The FDICIA establishes five capital categories: "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly-undercapitalized" and "critically-undercapitalized."  "Well-capitalized" institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). "Adequately-capitalized" institutions include depository institutions that meet the required minimum level for each capital measure.  "Undercapitalized" institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures.  "Significantly-undercapitalized" characterizes depository institutions with capital levels significantly below the minimum requirements.  "Critically-undercapitalized" refers to depository institutions with minimal capital and at serious risk for government seizure.

Under certain circumstances, a "well-capitalized," "adequately-capitalized" or "undercapitalized" institution may be treated as if the institution were in the next lower capital category.  A depository institution is generally prohibited from making capital distributions, including paying dividends or fees to a holding company, if the institution would thereafter be "undercapitalized."  Institutions that are adequately but not "well-capitalized" cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  "Undercapitalized" institutions may not accept, renew or roll over brokered deposits.

Item 1. Business – continued.

Most of Capitol's banking subsidiaries are subject to regulatory agreements which, among other things, preclude classification of the bank at a level higher than “adequately-capitalized.”

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

A banking institution that is "undercapitalized" is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount.  Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

Several of Capitol's banking subsidiaries have received Prompt Corrective Action Directives (“PCAD”) from the FDIC.  These banks are striving to develop and implement capital restoration plans which may be acceptable to the FDIC. Typically a capital plan is not deemed acceptable by the FDIC until receipt of the planned capital funds is imminent.

The FDICIA also contains a variety of other provisions that may affect Capitol's operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Information concerning capital adequacy guidelines for Capitol and its banking subsidiaries, including their regulatory capital position at December 31, 2011, is incorporated by reference from Pages F-32 – F-41, Financial Information Section of Annual Report, under the captions "Liquidity, Capital Resources and Capital Adequacy" and "Certain Regulatory Matters" and Pages F-105 – F-108, Financial Information Section of Annual Report, under the caption "Note R—Capital Requirements and Related Regulatory Matters."

FDIC Insurance Assessments:
FDIC deposit insurance premium levels remained a significant expense in 2011 ($8.9 million) compared to 2010 ($13.1 million) and 2009 ($10.5 million).  Effective April 1, 2011, banks are being charged FDIC insurance premiums based on net assets (defined by the FDIC for assessment purposes as quarter-to-date average daily total assets less the corresponding amount of Tier 1 capital) rather than based on average deposits as they were previously.  Initial base assessment rates range from .05% to .35% of "net assets" and may be adjusted for certain factors.  Assuming that Capitol's banking subsidiaries remain in their current risk category, this new FDIC assessment methodology may result in a decrease in this expense item in the future.

Item 1. Business – continued.

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

In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”), the limit on FDIC insurance coverage was increased to $250,000 for all accounts.  From December 31, 2011 through December 31, 2012, all noninterest-bearing transaction deposit accounts are fully insured regardless of the amount and account ownership, separate from and in addition to the FDIC insurance coverage provided from the depositors' other accounts.

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

In 2006, the FDIC merged the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”) into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (the “FICO”) to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 0.68 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program:
In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was an initiative to counter the system-wide crisis in the nation's financial sector in 2008.  Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly-issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTAs) held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage was 15-25 basis points per annum in 2011 on amounts in covered accounts exceeding $250,000.  Capitol elected to participate in both guarantee programs.

The FDIC's TLG Program provided an unlimited guarantee of certain demand deposits and ended effective June 30, 2010.  The Dodd-Frank Act was subsequently enacted, which provides a substantially similar unlimited guarantee of all noninterest-bearing deposits through December 31, 2012.  The effect of depositor activity upon termination of such unlimited deposit insurance is not determinable.

Item 1. Business – continued.

On July 21, 2010, the Dodd-Frank Act (the “DFA”) was signed into law, which is significantly impacting the regulation of financial institutions and the financial services industry.  The DFA includes provisions affecting large and small financial institutions, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies, including the removal of trust preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The DFA also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the DFA included a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management continues to evaluate provisions of the DFA and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the DFA on the financial services industry in general, and on the Corporation in particular, currently remains uncertain.

One particularly important aspect of the Dodd-Frank Act (as amended) is that certain trust preferred securities issued by bank holding companies with total assets less than $10 billion, such as Capitol, are permitted to be included as an element of qualifying capital for regulatory capital-adequacy purposes.  Accordingly, Capitol’s trust preferred securities may be included in regulatory capital measurements in the future, subject to certain limitations, although none of those securities are currently included.

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the “Plan”) designed to preserve substantial tax assets.  Capitol’s tax attributes include net operating losses that could be utilized in certain circumstances to offset taxable income and reduce federal income tax liability.  Capitol’s ability to use these tax attributes would be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Services pronouncements.  As part of the Plan, Capitol’s board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued after that date, but would only be activated if triggered under the Plan.

Future Legislation:
Various legislation affecting financial institutions and the financial industry is, from time to time, introduced in Congress.  Such legislation may change banking statutes and the operating environment of Capitol and its subsidiaries in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Capitol or any of its subsidiaries.  With the enactments of EESA and DFA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable.

Interstate Banking:
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years) and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.  The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches.

Item 1. Business – continued.

Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Transactions with Affiliates:
Transactions between Capitol's banking subsidiaries and their affiliates are governed by Regulation W of the Federal Reserve Act and substantially similar regulations of the FDIC.  The affiliates of the banks include Capitol and any entity controlled by Capitol.  Generally, Regulation W (i) limits the extent to which the banking subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank's capital stock and surplus, (ii) requires that a bank's extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibits a bank from purchasing or accepting as collateral from an affiliate any "low quality assets" (including nonperforming loans) and (iv) requires that all "covered transactions" be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a nonaffiliate.  The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions.

Loans to Insiders:
The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks.  Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, to an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank's loan-to-one-borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed the bank's unimpaired capital and unimpaired surplus.  Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting.  Section 22(h) generally requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act:
Under the Community Reinvestment Act (“CRA”) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practices.  The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs.  Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard.  Banking regulators consider a depository institution's CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution.  An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.

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

Item 1. Business – continued.

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

Gramm-Leach Bliley Act of 1999:
The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies.  The following description summarizes some of its significant provisions.

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

Item 1. Business – continued.

Anti-Money Laundering and the USA Patriot Act of 2001:
In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”).  The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States' financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money.  The Patriot Act mandates that financial services companies implement policies and procedures with respect to additional measures designed to address the following matters: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions and currency crimes.  The Patriot Act also substantially broadened existing anti-money laundering legislation, imposed new compliance and due diligence obligations, created new crimes and penalties and compelled the production of documents located both inside and outside the United States.  The U.S. Treasury Department has issued a number of regulations that apply some of these requirements to financial institutions such as Capitol's banking subsidiaries.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  Pursuant to the Patriot Act and the related regulations, Capitol and its banking subsidiaries have established anti-money laundering compliance and due diligence programs that include, among other things, the designation of a compliance officer, employee training programs and an independent audit function to review and test the program.

Evolving Legislation and Regulatory Action:
Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated.  Some of these major changes took effect in 2011, and could materially impact the profitability of Capitol's banking business, the value of assets Capitol holds or the collateral available for Capitol's banking subsidiaries' loans, require changes to business practices or force Capitol to discontinue businesses and expose the Corporation to additional costs, taxes, liabilities, enforcement actions and reputational risk.

e.           Available Information:

Capitol maintains an Internet website at http://www.capitolbancorp.com that includes links to Capitol's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports.  Capitol files these periodic reports with the SEC, which are available without charge as soon as reasonably practicable following the time they are filed with or furnished to the SEC.  Information on Capitol's website is not incorporated into this Form 10-K or Capitol's other securities filings and is not a part of those filings.  The public may read and copy any materials Capitol files with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains information regarding issuers that file electronically with the SEC.  That address is http://www.sec.gov.  In addition, Capitol makes available on its website at http://www.capitolbancorp.com, under the heading "Governance," its:  (i) Code of Ethics; (ii) Governance Guidelines; and (iii) the charters of Capitol's board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer and other senior financial officers.  These corporate governance materials are also available free of charge in print to shareholders who request them in writing to:  Capitol Bancorp Ltd., Attention: Secretary, Capitol Bancorp Center, 200 N. Washington Square, Lansing, Michigan 48933.

The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol's business and exclude discontinued operations.

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

	2011 compared to 2010			2010 compared to 2009 (1)		
	Volume	Rate	Net Total	Volume	Rate	Net Total
Increase (decrease) in interest income:						
Money market and interest-bearing deposits	$ (471)	$ 1	$ (470)	$ 262	$ 56	$ 318
Federal funds sold	(17)	16	(1)	(31)	24	(7)
Investment securities -- U.S. Treasury, government agencies, mutual funds and other	132	(236)	(104)	2	300	302
Loans held for sale	(123)	(1)	(124)	(242)	(42)	(284)
Portfolio loans	(23,367)	(969)	(24,336)	(31,200)	(4,221)	(35,421)
Total	(23,846)	(1,189)	(25,035)	(31,209)	(3,883)	(35,092)
Increase (decrease) in interest expense:						
Interest-bearing deposits:						
Savings deposits	(15)	(22)	(37)	(164)	(411)	(575)
Time deposits under $100,000	(2,026)	(3,762)	(5,788)	(277)	(6,212)	(6,489)
Time deposits $100,000 and over	(5,317)	(3,917)	(9,234)	(5,687)	(5,934)	(11,621)
Other interest-bearing deposits	(786)	(1,005)	(1,791)	(334)	(2,321)	(2,655)
Notes payable and short-term borrowings	(5,662)	4,442	(1,220)	(6,908)	4,732	(2,176)
Subordinated debentures	(378)	(2,047)	(2,425)	4	(2,211)	(2,207)
Total	(14,184)	(6,311)	(20,495)	(13,366)	(12,357)	(25,723)
Increase (decrease) in net interest income	$ (9,662)	$ 5,122	$ (4,540)	$ (17,843)	$ 8,474	$ (9,369)

(1) For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

[The remainder of this page intentionally left blank]

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED

The table below shows amortized cost and estimated fair value of investment securities as of December 31 (in $1,000s):

	2011		2010 (1)		2009 (1)	
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale securities:						
United States treasury	$ 4,004	$ 4,013	$ 503	$ 506	$ 1,500	$ 1,500
United States government agencies	9,805	9,819	12,664	12,681	8,646	8,628
Mortgage-backed	10,894	10,972	1,808	1,924	22,491	22,365
Municipalities	275	278	371	378	727	739
	24,978	25,082	15,346	15,489	33,364	33,232
Held for long-term investment:						
CDBL III	973	973	463	463	619	619
Corporate	1,764	1,764	2,430	2,430	5,119	5,119
	2,737	2,737	2,893	2,893	5,738	5,738
Total investment securities	$ 27,715	$ 27,819	$ 18,239	$ 18,382	$ 39,102	$ 38,970

(1) For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

The table below shows the amortized cost, estimated fair value, relative maturities and weighted average yields of investment securities at December 31, 2011 (in $1,000s):

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Maturity:			
Due in one year or less	$ 9,230	$ 9,253	12.42%
After one year, through five years	4,876	4,882	1.91%
After five years, through ten years	338	359	0.12%
After ten years	10,534	10,588	2.22%
Securities held for long-term investment, without stated maturities	2,737	2,737	
Total	$ 27,715	$ 27,819	

Investment securities which do not have stated maturities (corporate, Federal Reserve Bank stock and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2011:

United States treasury	1 year and	0 months
United States government agency	0 years and	7 months
Mortgage-backed	23 years and	7 months
Municipals	1 year and	6 months

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

	2011	2010 (1)	2009 (1)	2008 (1)	2007 (1)
Nonperforming loans:					
Nonaccrual loans:					
Loans secured by real estate:					
Commercial	$ 122,481	$ 147,852	$ 120,346	$ 38,728	$ 18,828
Residential (including multi-family)	47,728	57,899	52,296	32,766	13,381
Construction, land development and other land	31,297	51,621	69,359	61,946	23,997
Total loans secured by real estate	201,506	257,372	242,001	133,440	56,206
Commercial and other business-purpose loans	18,002	28,926	21,603	14,507	5,427
Consumer	124	132	322	170	66
Other	--	--	--	--	69
Total nonaccrual loans	219,632	286,430	263,926	148,117	61,768
Past due (≥ 90 days) loans and accruing interest:					
Loans secured by real estate:					
Commercial	3,778	2,875	5,234	1,623	113
Residential (including multi-family)	259	1,484	228	365	1,116
Construction, land development and other land	--	2,380	3,414	1,305	2,046
Total loans secured by real estate	4,037	6,739	8,876	3,293	3,275
Commercial and other business-purpose loans	148	2,073	1,453	747	714
Consumer	38	38	449	146	66
Other	--	--	--	--	5
Total past due loans	4,223	8,850	10,778	4,186	4,060
Total nonperforming loans	$ 223,855	$ 295,280	$ 274,704	$ 152,303	$ 65,828
Nonperforming loans as a percentage of total portfolio loans	13.45%	14.17%	10.52%	4.94%	2.14%
Nonperforming loans as a percentage of total assets	10.15%	8.34%	5.35%	2.69%	1.34%
Allowance for loan losses as a percentage of nonperforming loans	41.33%	44.05%	41.70%	45.35%	64.53%

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

At December 31, 2011, potential problem loans (which includes nonperforming loans) approximated $530.4 million or 32% of total consolidated portfolio loans. Such totals have historically approximated 4% to 5% of loans outstanding and are an important part of management's ongoing and proactive loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. During 2011, the amount of potential problem loans began declining as a result of declines in nonperforming loans. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2011	2010 (1)	2009 (1)	2008 (1)	2007 (1)
Other real estate owned at January 1	$ 101,497	$ 104,418	$ 65,596	$ 16,357	$ 9,464
Properties acquired in restructure of loans or in lieu of foreclosure	49,685	65,061	88,782	70,378	17,216
Properties sold	(30,417)	(38,405)	(19,950)	(10,409)	(9,956)
Payments received from tenants, credited to carrying amount	(268)	(1,403)	(6)	(166)	(60)
Write-down of other real estate owned	(20,034)	(28,174)	(30,004)	(10,564)	(307)
Other real estate owned at December 31	$ 100,463	$ 101,497	$ 104,418	$ 65,596	$ 16,357

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

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000s):

	2011	2010 (1)	2009 (1)	2008 (1)	2007 (1)
Allowance for loan losses at January 1	$ 130,062	$ 114,557	$ 69,065	$ 42,481	$ 36,860
Allowance for loan losses of acquired bank affiliate	2,380	--	--	--	--
Loans charged off:					
Loans secured by real estate:					
Commercial	(34,558)	(49,823)	(28,667)	(9,084)	(3,102)
Residential (including multi-family)	(20,486)	(36,525)	(32,380)	(8,540)	(3,265)
Construction, land development and other land	(22,774)	(33,974)	(27,662)	(19,416)	(1,151)
Total loans secured by real estate	(77,818)	(120,322)	(88,709)	(37,040)	(7,518)
Commercial and other business-purpose loans	(18,805)	(25,184)	(25,750)	(9,354)	(5,928)
Consumer	(1,033)	(1,877)	(1,201)	(429)	(385)
Other	(2)	--	(34)	(43)	--
Total charge-offs	(97,658)	(147,383)	(115,694)	(46,866)	(13,831)
Recoveries:					
Loans secured by real estate:					
Commercial	5,033	3,126	230	986	70
Residential (including multi-family)	2,898	3,535	338	648	226
Construction, land development and other land	4,462	4,982	768	342	20
Total loans secured by real estate	12,393	11,643	1,336	1,976	316
Commercial and other business-purpose loans	3,746	2,726	1,137	476	1,077
Consumer	238	244	124	95	165
Other	6	--	--	--	7
Total recoveries	16,383	14,613	2,597	2,547	1,565
Net charge-offs	(81,275)	(132,770)	(113,097)	(44,319)	(12,266)
Additions to allowance charged to expense	41,362	148,275	158,589	70,903	17,887
Allowance for loan losses at December 31	$ 92,529	$ 130,062	$ 114,557	$ 69,065	$ 42,481
Total portfolio loans outstanding at December 31	$ 1,664,209	$ 2,084,176	$ 2,610,686	$ 3,083,135	$ 3,079,484
Ratio of allowance for loan losses to portfolio loans outstanding	5.56%	6.24%	4.39%	2.24%	1.38%
Average total portfolio loans for the year	$ 1,890,839	$ 2,323,453	$ 2,894,936	$ 3,204,972	$ 2,924,166
Ratio of net charge-offs to average portfolio loans outstanding	4.30%	5.71%	3.91%	1.38%	0.42%

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

Item 1A. Risk Factors.

An investment in Capitol's common stock, Series A preferred stock and/or its trust preferred securities are subject to the risks inherent to Capitol's business.  The material risks and uncertainties that Capitol believes affect it are described below.  The risks and uncertainties described below may not be the only ones Capitol faces.  Additional risks and uncertainties that Capitol is not aware of or focused on, or risks currently deemed immaterial, may also impair business operations.  This Annual Report on Form 10-K is qualified in its entirety by these risk factors.  If any of the following risks actually occur, Capitol's financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of Capitol's common stock could decline significantly, and shareholders could lose all or a portion of their investment.

Capitol's ability to continue as a going concern is uncertain.

Capitol has experienced a significant deterioration in asset quality and incurred significant operating losses, resulting in an equity deficit and a regulatory capital classification as less than "adequately-capitalized."  As a result, Capitol and most of its banking subsidiaries have become subject to increased regulatory oversight and compliance requirements.  Those factors, among others, raise some level of doubt (potentially substantial doubt) as to Capitol's ability to continue as a going concern.  If Capitol becomes unable to operate as a going concern, it is likely that its common shareholders could lose all or substantially all of their investment in Capitol.  Such substantial doubt is discussed in the Report of Independent Registered Public Accounting Firm set forth on Page F-55 of the Financial Information Section of the Annual Report.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which include, but are not limited to, the following:

•	Ability to raise additional capital to bring its affiliate banks to “adequately-capitalized” level;
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

Capitol has incurred net losses of $45.4 million and $225.2 million during the years ended December 31, 2011 and 2010, respectively.  Capitol's losses have largely resulted from provisions for loan losses and impairment losses related to goodwill and other real estate owned.  Since January 1, 2008, Capitol has recorded total provisions for loan losses of $419.1 million (excluding discontinued operations).  While such losses exclude charges to establish and maintain a valuation allowance against the realization of Capitol's deferred tax assets of $205.9 million, which are not deemed more-likely-than-not realizable, these latter charges would not have been required had Capitol not incurred the losses on loans.

However, substantial risks remain in Capitol's and its banking subsidiaries' loan portfolios.  As of December 31, 2011, approximately 99% of Capitol's bank loan portfolio consisted of loans secured by real estate and commercial loans secured by business assets other than real estate.  Those consolidated subsidiaries' types of loans are typically larger than other loans which made up the remaining portion of Capitol's and its banking subsidiaries' portfolio loans.  Further, deterioration of any or a few of those loans may lead to a significant increase in nonperforming loans and potential loan losses.  Any additional increases in nonperforming loans could result in a decrease in interest income from those loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on Capitol's financial condition and results of operations.

Item 1A. Risk Factors – continued.

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

Regulatory authorities require Capitol and its banking subsidiaries to maintain adequate levels of capital to support their operations.  As reported by Capitol, many of Capitol's banking subsidiaries are "significantly-undercapitalized" or otherwise classified as less than "adequately-capitalized" as of December 31, 2011 and have an immediate need to raise capital.  In addition, even if Capitol succeeds in raising capital, it may need to raise additional capital in the future due to additional losses from operations or regulatory requirements.  The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside Capitol's control, and on Capitol's financial performance.  Accordingly, any such additional capital may not be raised, if and when needed, on terms acceptable to Capitol, or at all.  If Capitol cannot raise additional capital when needed, Capitol's ability to increase its capital ratios could be materially impaired and Capitol could face additional adverse regulatory challenges.  In addition, if Capitol issues additional equity capital, it may be at a lower price and Capitol's existing shareholders' interest may be diluted.

The market price of Capitol's common stock continues to be volatile.

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

Stock markets in general and Capitol's common stock in particular have experienced significant volatility over the past couple of years (or more), and continue to experience significant price and volume volatility.  As a result, the market price of Capitol's common stock may continue to be subject to similar market fluctuations that may be unrelated to Capitol's operating performance or prospects.  Increased volatility could result in a decline in the market price of Capitol's common stock.  As of January 19, 2011, Capitol’s securities were no longer eligible to be listed on the New York Stock Exchange.  No assurance can be made that Capitol will meet the listing standards of the NYSE or another exchange in the near future.

Item 1A. Risk Factors – continued.

Capitol's business has been adversely affected by conditions in the financial markets and economic conditions.

The United States experienced a deep recession that began in December 2007 and continued throughout the first half of 2011.  Although the nation is slowly seeing signs of recovery, business activity across a wide range of industries and regions is still greatly reduced, and local governments and many businesses are experiencing serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment increased significantly during the recession and remains significantly elevated.

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

In response to the adverse economic conditions affecting the banking system and financial markets, and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law in October 2008.  Among other things, the EESA authorized the U.S. Treasury (the “Treasury”) to spend up to $700 billion to inject capital into financial institutions by purchasing non-voting preferred shares directly from such institutions and to purchase mortgage-backed and other non-performing assets from financial institutions for the purpose of stabilizing the financial markets.

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

Capitol is required to maintain certain capital levels in accordance with banking regulations under which Capitol is currently classified as less than "adequately-capitalized."   Many of Capitol's banking subsidiaries are also classified as less than "adequately-capitalized."  Capitol and its banking subsidiaries must also maintain adequate funding sources in the normal course of business to support their lending and investment operations and repay outstanding liabilities as they become due.  Capitol's ability to maintain capital levels, as well as sources of funding and liquidity could be impacted by future adverse operating results and deteriorating economic and market conditions.

Failure by Capitol or its banking subsidiaries to meet any applicable guideline or capital requirement otherwise imposed upon them, or to satisfy certain other regulatory requirements could subject them to further activity restrictions or to a variety of enforcement remedies available to the regulatory authorities that include prohibitions on their ability to pay future dividends, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

Noncompliance with capital requirements could have a material adverse effect on Capitol's operations and financial position.

Capitol and many of its banking subsidiaries are less than “adequately-capitalized” and regulatory agencies have in some cases required Capitol and/or its individual banking subsidiaries to maintain a higher level of capital than anticipated, which could adversely affect Capitol's liquidity at the parent company level and require it to raise additional capital.

While Capitol must meet certain regulatory requirements on a consolidated basis, regulatory agencies having authority over each of Capitol's banking subsidiaries may require that those subsidiaries maintain a higher level of capital than Capitol currently anticipates, which would require that Capitol maintain a consolidated capital position that is well beyond what Capitol presently anticipates and could be in excess of the levels of capital used in the assumptions underlying Capitol's management and estimation of its capital needs.  Several of Capitol's banking subsidiaries are currently required to maintain regulatory capital levels in excess of minimum requirements.  Further, as a holding company with obligations and expenses separate from Capitol's banking subsidiaries, and because many of Capitol's banking subsidiaries are currently prohibited from making dividend payments to Capitol, Capitol must maintain a level of liquidity that is sufficient to address those obligations and expenses.  The maintenance of adequate liquidity at Capitol may limit its ability to make further capital investments in banking subsidiaries, which could adversely impact Capitol and require it to raise additional capital.  Even if Capitol is successful in implementing its current divestiture and charter consolidation initiatives, Capitol and its banking subsidiaries may be required by the regulatory agencies to have a higher level of capital than Capitol currently anticipates.

At December 31, 2011, Capitol and certain banking subsidiaries were classified as less than "adequately-capitalized" based on their respective regulatory capital ratios.  Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  Capitol intends to augment the capital levels of those institutions through allocation of proceeds from the further divestiture of some of its banking subsidiaries and by pursuing additional sources of external capital, although there is no assurance that amounts contributed to banking subsidiaries' capital will be sufficient to achieve regulatory compliance.

Item 1A. Risk Factors – continued.

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

The domestic economy in the markets in which Capitol's banking subsidiaries operate is coming out of a severe recession and Capitol's levels of nonperforming loans and related loan losses and levels of foreclosed assets and other real estate owned (“OREO”) had increased significantly prior to 2011.  In 2011, the levels of nonperforming loans and related loan losses began to decline.  It is anticipated that levels of nonperforming loans and related loan losses could continue to increase again as economic conditions, locally and nationally, continue to deteriorate for the foreseeable future.  Capitol's level of OREO increased dramatically in 2009 and has remained elevated, causing a corresponding increase in carrying costs and other operating expenses.  Continued elevation of OREO could have a negative material impact on Capitol.

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

As a bank holding company, Capitol is regulated primarily by the Federal Reserve Board.  Many of Capitol's current bank affiliates are regulated primarily by state banking agencies, the FDIC and the OCC (in the case of one national bank and all of Capitol's federal savings bank subsidiaries).

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

Several of Capitol's banking subsidiaries have entered into formal agreements with their respective regulatory agencies, which impose various additional requirements on those institutions which may further restrict their operations.

Capitol has relied on dividends from its wholly-owned banking subsidiaries in the past and future receipt of dividends is severely restricted.

Capitol is a separate and distinct legal entity from its wholly-owned banking subsidiaries.  In the past, it has received dividends from its wholly-owned banking subsidiaries to help pay interest and principal on its debt obligations.  Due to adverse operating results and constrained capital levels, most of Capitol’s banking subsidiaries are currently precluded from paying any dividends to Capitol.  Capitol does not own, directly or indirectly, all of the equity of all of its banking subsidiaries.  Capitol currently does not rely on dividends from such banking subsidiaries.  To the extent any of those banking subsidiaries would pay dividends or make distributions, the other holders of equity interests of those banking subsidiaries, if any, will participate pro rata with Capitol.  Various federal and state laws and regulations and various formal agreements with regulatory agencies currently prohibit or otherwise limit the amount of dividends that the banks and certain nonbank subsidiaries may pay to Capitol.  A long-term prohibition or inability of Capitol’s banking subsidiaries to pay dividends to Capitol may have a material adverse effect on Capitol, including the inability of Capitol to service its debt or pay its obligations.

Capitol has trust preferred securities outstanding which may prohibit future cash dividends on Capitol’s common and preferred stock or otherwise adversely affect regulatory capital compliance.

Capitol has several series of trust preferred securities outstanding, with a liquidation amount outstanding totaling about $149.2 million, plus $27.6 million in accrued and unpaid interest as of December 31, 2011, which are partially treated as various elements of capital for regulatory compliance purposes.  Although these securities are viewed as capital for regulatory purposes, they are debt securities which have numerous covenants and other provisions which, in the event of noncompliance, could have a material adverse effect on Capitol.  For example, these securities permit Capitol to defer the periodic payment of interest for various periods; however, if such payments are deferred (as they are currently), Capitol is prohibited from paying cash dividends on its preferred or common stock during deferral periods and until accumulated deferred interest is paid.  Future payment of interest is dependent upon Capitol’s banking subsidiaries’ earnings and dividends, which may be inadequate to service the obligations.

In April 2009, Capitol announced that it had elected to defer interest payments on Capitol’s subordinated debentures.  Such debentures are owned by Capitol Trust I through XII (the “Capitol Trusts”) and were funded by the Capitol Trusts’ issuance of trust preferred securities.  Pursuant to the terms of a written agreement with the Federal Reserve Bank of Chicago, Capitol is currently prohibited from making any cash payments on the debentures and preferred securities without prior regulatory approval.

Item 1A. Risk Factors – continued.

The terms of such debentures and trust indentures allow for Capitol to defer payment of interest on the debt securities at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the indentures) has occurred and is continuing.  Such payments have been deferred for eleven quarterly periods, as of December 31, 2011.  Capitol is not in default with respect to such indentures, and the deferral of interest does not constitute an event of default under such indentures.  While Capitol defers the payment of interest, it accrues the future interest obligation at the applicable interest rate.  Upon the termination of the deferral period, all accrued and unpaid interest is due and payable, subject to the approval of the Federal Reserve.  During the deferral period, Capitol, subject to certain exceptions, may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its common stock.  There is no assurance that any portion of such trust preferred securities will be exchanged for previously-unissued common stock of Capitol.

Capitol is deferring payments on all of its outstanding trust preferred securities and the accrued but unpaid amounts are being accumulated as a liability on Capitol's consolidated balance sheet.  That liability is expected to increase as Capitol has no current plans to resume any such interest payments at any time in the near future and is currently prohibited from doing so without prior regulatory approval.

As previously mentioned, Capitol has exercised its right to defer interest payments on the subordinated debentures relating to Capitol's trust preferred securities.  As a result, periodic interest payments (generally on a quarterly basis) on the related trust preferred securities are being deferred.  The total estimated annual interest that would be payable on the debentures and the underlying debt securities, if not deferred, is approximately $11.0 million (as calculated as of December 31, 2011).

Capitol does not have current plans to resume interest payments on the subordinated debentures in the near future and is currently prohibited from any such payments without prior regulatory approval.  Before resuming these payments, however, Capitol would have to pay the accrued amounts in full, if approved, prior to commencing any future payments of interest on those securities.  As of December 31, 2011, those accrued but unpaid amounts approximated $27.6 million.

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

Item 1A. Risk Factors – continued.

institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

To date, none of Capitol's banking subsidiaries have received any notice of assessment of cross-guaranty liability. Capitol's banking subsidiaries have, however, received notice from the FDIC that the FDIC may assess a cross-guaranty liability relating to a failed community bank in Florida which ceased operations in November 2009.  The FDIC alleges that the Florida bank was an affiliated institution of Capitol, although Capitol owned no securities of that bank or otherwise controlled the failed institution.  The aggregate loss to the FDIC of that failed bank approximated $23.6 million. Previously, the FDIC had until November 2011, two years from the date of such notice, to determine whether to assess that potential cross-guaranty liability, if any.  In November 2011, the FDIC and Capitol’s affiliate banks entered into a mutual tolling agreement which extends the ability of the FDIC to impose the cross-guaranty liability, as well as extends the statute of limitations for the banks to take action against the FDIC for 2 additional years, ending in November 2013.

Capitol is subject to a written agreement with the Federal Reserve Bank of Chicago which restricts Capitol's ability to take certain actions.  Noncompliance with the written agreement could have a material impact on Capitol.

In September 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the “Reserve Bank”) under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank or from any of Capitol's subsidiary institutions that is subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums of subordinated debentures or trust preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its own stock, the second-tier bank holding companies, nonbank subsidiaries or any of the banking subsidiaries that are held by shareholders other than Capitol.

Capitol has also agreed to (i) submit to the Reserve Bank, a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its allowance for loan losses (“ALLL”) methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.  While Capitol is working to achieve compliance with that regulatory agreement, there is no assurance that it will achieve such compliance.

Certain of Capitol's banking subsidiaries have entered into formal agreements with their primary regulatory agencies.  Noncompliance with the agreements could have a material impact on Capitol.

Certain of Capitol's banking subsidiaries have entered into formal agreements with their applicable federal and state bank regulatory agencies in response to elevated levels of nonperforming assets, loan losses and adverse operating results.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by those banking subsidiaries.  Generally, formal agreements require the banks to maintain an adequate ALLL, reduce levels of nonperforming and other classified assets and implement revised budgets and liquidity and capital adequacy projections

Item 1A. Risk Factors – continued.

to improve financial performance.  When a bank enters into a formal regulatory agreement, it is generally precluded from meeting the criteria as a "well-capitalized" institution although it may meet or exceed such threshold on a computational basis.  In addition, the banks' capital classification places limitations on some of their activities, such as the permissibility of accepting or renewing brokered deposits, among other things.  Additionally, such banks are subject to higher levels of FDIC insurance assessments.

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

Capitol may not be able to raise additional capital without its existing shareholders suffering substantial dilution.  Issuance of additional shares of Capitol’s common stock, issuance of other equity securities and other capital management or business strategies that it may pursue could depress the market price of Capitol’s common stock.

Capitol believes that it will likely need to raise additional capital in order to achieve sufficient regulatory capital levels.  Capitol's ability to raise additional capital will depend on conditions in its private and public capital markets, as well as economic conditions and a number of other factors, most of which are outside Capitol's control, and on Capitol's financial performance.  Accordingly, there can be no assurance that Capitol or its banking subsidiaries can raise additional capital or do so on acceptable terms.  If Capitol cannot raise additional capital when and/or as needed, there may be a material adverse effect on its financial condition, results of operations and prospects.

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

Capitol will continue to identify, consider and pursue additional capital management strategies in the future to improve its capital position.  Future issuances of Capitol’s equity securities, including common stock, in any transaction that Capitol may pursue may dilute the interests of Capitol’s existing shareholders and cause the market price of Capitol’s common stock to decline.  Capitol may issue equity securities (including convertible securities, preferred securities, and stock options and warrants on Capitol’s common or preferred stock) in the future for a number of reasons, including to finance Capitol’s operations and business strategy, to adjust Capitol’s ratios of debt to equity, to address regulatory capital concerns, to restructure currently outstanding debt or equity securities or to satisfy Capitol’s obligations upon the exercise of outstanding stock options or warrants.  Capitol may issue equity securities in transactions that generate cash proceeds, transactions that help improve regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or equity capital only and do not generate or preserve cash.  Capitol cannot predict the effect that these transactions would have on the market price of its common stock.  In addition, if Capitol issues additional equity securities, including stock options, warrants, preferred stock or convertible securities, such newly-issued securities could cause significant dilution to the holders of Capitol’s common stock.

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

Item 1A. Risk Factors – continued.

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

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Act (the “DFA”).  Many aspects of the DFA are subject to further rulemaking and will take effect over several future years, making it difficult to anticipate the overall financial impact to Capitol, its banking subsidiaries or the banking industry.  This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

•	Created a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;
•
    Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require Capitol to deduct all trust preferred securities issued on or after May 19, 2010 from Tier 1 capital.  Existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement and as a result, Capitol is exempt from this provision subject to certain other limitations;

•
    Will require bank holding companies to be “well-capitalized” and well-managed in order to engage in expanded financial activities permissible for financial holding companies and to acquire banks located outside their home state;

•
    Broadens the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, which generally is expected to result in an increase in the level of assessments;

•	Permanently increases FDIC deposit insurance to $250,000 and provides unlimited FDIC deposit insurance until December 31, 2012 for noninterest-bearing deposits at all insured depository institutions;
•
    Will permit national banks and insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if the national bank or insured state bank were chartered by such state;

•
   Will implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Item 1A. Risk Factors – continued.

Capitol's management is continuing to review the provisions of the DFA and assess its probable impact on the business, financial condition and results of operations of Capitol and its banking subsidiaries.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require Capitol to seek other sources of capital in the future.

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

In addition, Capitol's common stock is subordinate to the claims of Capitol's creditors, trust preferred securities and its preferred stock currently outstanding, as well as any of which may be issued by Capitol in the future.

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

Capitol has issued debentures to certain of its subsidiaries which are Delaware business trusts which, in turn, issued publicly-placed preferred securities to purchase those debentures in conjunction with offerings of trust preferred securities.  Capitol also has additional trust preferred securities which were privately placed.  Capitol has guaranteed the preferred securities.  The documents governing these securities, including the indenture under which the debentures were issued, restrict Capitol's ability and/or right to pay a dividend on its common stock under certain circumstances and give the holders of the preferred securities preference on liquidation over the holders of Capitol's common stock.  In April 2009, Capitol announced that it had elected to defer interest payments on its subordinated debentures.  Pursuant to the terms of a written agreement with the Federal Reserve Bank of Chicago, Capitol is currently prohibited from making any cash payments, including interest, on the debentures and preferred securities without prior regulatory approval.  The total estimated annual interest that would be payable on the debentures and the underlying debt securities, if not deferred, is approximately $11.0 million.  While Capitol defers the payment of interest, it will continue to accrue the future interest obligation at the applicable interest rate.  Capitol is prohibited from declaring or paying cash dividends on its common stock during such deferral and is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances.  Capitol's obligation under the debentures, the preferred securities and the guarantee approximates $151.3 million at an average interest rate currently approximating 6.25% per annum, generally payable quarterly.

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

Item 1A. Risk Factors – continued.

Capitol may issue shares of its capital stock or debt securities, which could reduce the equity interest of its shareholders and cause a change in control of its ownership.

Capitol’s articles of incorporation, as amended, authorize the issuance of up to 1,500,000,000 shares of common stock, no par value, and 20,000,000 shares of preferred stock, 700,000 of which are designated as Series A Noncumulative Convertible Perpetual Preferred Stock and 20,000 of which are designated as Series X Junior Participating Preferred Stock.  Capitol’s articles of incorporation do not authorize the issuance of any other class of stock.  As of December 31, 2011, 41,039,767 shares of common stock were outstanding, 50,980 shares of Series A Preferred or Series X Junior Participating Preferred Stock were outstanding and no other shares of preferred stock were outstanding.  Capitol’s board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. Although there is no current commitment, Capitol may issue a substantial number of additional shares of its common stock or shares of preferred stock, or a combination of shares of its common stock and preferred stock, to complete an investment transaction, to complete an additional exchange offer transaction, to strengthen its capital position or to raise additional capital for operating expenses.

Offerings of debt, which could be senior to Capitol's common stock upon liquidation, and/or preferred equity securities which may be senior to Capitol's common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of Capitol's common stock.

In the future, Capitol may attempt to increase Capitol's capital resources by entering into debt or debt-like obligations that may be unsecured or secured by all or up to all of Capitol's assets, or by issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, common stock or securities convertible into common stock.  Upon an occurrence of Capitol's liquidation, which is not currently expected, Capitol's lenders and holders of Capitol's debt obligations would receive a distribution of Capitol's available assets ahead of any distributions to the holders of Capitol's common stock.  Because Capitol's decision to incur debt and issue securities in any future offerings will depend on market conditions and other factors beyond Capitol's control, Capitol cannot predict or estimate the amount, timing or nature of any of its future offerings and/or debt transactions which may be senior to its common stock.  Further, market conditions could require Capitol to accept less favorable terms for the issuance of its securities in the future.

Capitol's board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders.  Capitol's board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over Capitol's common stock with respect to dividends or upon Capitol's dissolution, winding up and liquidation and other terms.  If Capitol issues preferred shares in the future that have a preference over its common stock with respect to the payment of dividends or upon liquidation, or if Capitol issues preferred shares with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected.

Issuance or sales of common stock or other equity securities could result in an "ownership change" as defined for U.S. federal income tax purposes.  In the event an "ownership change" would occur, Capitol's ability to fully utilize a significant portion of its U.S. federal and state tax net operating losses could be impaired and Capitol could lose certain built-in losses that have not been recognized for tax purposes, as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.

Capitol's ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if it experiences an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by "five percent shareholders"

Item 1A. Risk Factors – continued.

increases by more than fifty percentage points over a rolling three-year period ending on the transaction date.  A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain recognized built-in losses equal to the value of the stock of the corporation immediately before the "ownership change," multiplied by the long-term tax-exempt rate (subject to certain adjustments).  The annual limitation is increased each year to the extent that there is an unused limitation in a prior year.  Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-ownership-change losses and certain post-change recognized built-in losses that may be utilized.  Pre-ownership-change losses and certain recognized built in losses in excess of the cap are effectively unable to be used to reduce future taxable income.  In certain circumstances, issuances or sales of common stock (including any common stock issuances or debt-for-equity exchanges and certain transactions involving common stock that are outside of Capitol's control) could result in an "ownership change" under Section 382.

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

Capitol's banking subsidiaries make various types of loans, including commercial, consumer, residential mortgage and construction loans.  Capitol's strategy emphasizes lending to small businesses and other commercial enterprises. Capitol typically relies upon commercial real estate as a source of collateral for many of its banking subsidiaries' loans.  Recently, regulatory agencies have expressed concern over banks with large concentrations in commercial real estate due to the recent downturn in the real estate markets in certain areas of the country, leading to increased risk of credit loss, incurred losses and extended sale periods.  Loans to small and medium-sized businesses are generally riskier than single-family mortgage loans.  Typically, the success of a small or medium-sized business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business.  In addition, small and medium-sized businesses frequently have smaller market-share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower's ability to repay a loan.  Recently, due to borrower performance difficulties and adverse real estate market conditions, levels of nonperforming loans, foreclosures and loan losses increased significantly at Capitol, resulting from the severe recessionary environment. Substantial further credit losses could result, causing shareholders to lose their investment in Capitol's securities.

Actions by the Open Market Committee of the Federal Reserve Board (“FRBOMC”) may adversely affect Capitol's net interest income.

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

In 2008, the FRBOMC decreased interest rates to near zero and such interest rates have continued throughout 2009, 2010 and 2011.  The FRB also indicated the intent to hold interest rates at or near zero for at least another two years through 2013.  Future stability of interest rates and FRBOMC policy, which impact such rates, are uncertain.

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

Item 1A. Risk Factors – continued.

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

Current accounting and tax rules, standards and policies influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards and policies are constantly evolving and may change significantly over time.  Events that may not have a direct impact on Capitol, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board (the “FASB”), the SEC, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards and policies.  New accounting pronouncements under the FASB Accounting Standards Codification have occurred and may occur in the future.  A change in accounting standards may adversely affect Capitol's reported financial condition and results of operations.

The financial services market is undergoing rapid technological changes, and Capitol may be unable to effectively compete or may experience heightened cyber security risks as a result of these changes.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and may enable Capitol to reduce costs.  Capitol’s future success may depend, in part, on its ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in its operations.  Some of Capitol’s competitors have substantially greater resources to invest in technological improvements.  Capitol may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.  As a result, the ability to effectively

Item 1A. Risk Factors – continued.

compete to retain or acquire new business may be impaired, and Capitol’s business, financial condition or results of operations, may be adversely affected.

Capitol’s bank affiliates are under continuous threat of loss due to cyber-attacks, especially as they continue to expand customer capabilities to utilize internet and other remote channels to transact business.  Two of the most significant cyber-attack risks are e-fraud and loss of sensitive customer data.  Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or the banks’ accounts.  The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but could present significant reputational, legal and/or regulatory costs if successful.  The risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, plans to continue to provide internet banking and mobile banking channels, and plans to develop additional remote connectivity solutions to serve customers.

Capitol is subject to a variety of operational risks, including reputational risk, legal risk and regulatory and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect its business and results of operations.

Capitol is exposed to many types of operational risks, including reputational risk, legal and regulatory and compliance risk, the risk of fraud or theft by employees or outsiders, including unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.  Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect Capitol’s ability to attract and keep customers and can expose it to litigation and regulatory action.  Actual or alleged conduct by Capitol or any of its bank affiliates can result in negative public opinion about its other business.

Capitol’s business involves storing and processing sensitive consumer and business customer data.  If personal, non-public, confidential or proprietary information of customers in its possession were to be mishandled or misused, Capitol and its affiliates could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.  Furthermore, a cybersecurity breach could result in theft of such data.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified.  The necessary dependence upon automated systems to record and process transactions and the large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  Capitol may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability.  Capitol is further exposed to the risk that external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as Capitol is) and to the risk that Capitol (or its vendors') business continuity and data security systems prove to be inadequate.  The occurrence of any of these risks could result in a diminished ability of Capitol to operate its business (for example, by requiring Capitol to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

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

As of December 31, 2011, Capitol's banking subsidiaries had investments in several Federal Home Loan Banks approximating $13.5 million.  Such investments are restricted securities which may be redeemed only by the issuer. Future redemption of the securities is subject to the issuers' liquidity and capital adequacy which are, in part, dependent upon valuation of the issuers' significant mortgage-backed securities portfolios.

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

Capitol has currently entered into agreements to sell several banking subsidiaries, and is pursuing additional divestiture opportunities in an effort to improve the capital position of its remaining banks, which if not completed may have an adverse impact on capital levels.

During 2009, Capitol announced plans to pursue divestiture of some of its banking subsidiaries (or those which are banking subsidiaries of Capitol's bank-development subsidiaries) on a selective basis for the purpose of reallocating capital to enhance the capital position of its retained banking subsidiaries.  Capitol and/or its bank-development subsidiaries have entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following banking subsidiaries in 2012: Bank of Maumee, Bank of Michigan, First Carolina State Bank and Pisgah Community Bank.

In early 2012, Capitol sold its ownership in Mountain View Bank of Commerce.  In 2011, Capitol sold its ownership in Bank of Feather River, Bank of Fort Bend, Bank of Las Colinas, Bank of the Northwest, Bank of Tucson – main office, Community Bank of Rowan, Evansville Commerce Bank and Sunrise Bank, and in 2010, Capitol sold its ownership in Adams Dairy Bank, Bank of Belleville, Bank of San Francisco, Community Bank of Lincoln, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Napa Community Bank, Ohio Commerce Bank, Southern Arizona Community Bank and USNY Bank.  The remaining pending bank sales are subject to regulatory approval and other contingencies and the risk that the timing of such sales are extended beyond what is currently anticipated or that some could fail to obtain regulatory approval.  In addition, some of the pending sales are subject to capital-raising activities to facilitate the sale and, accordingly, are subject to the risk that the requisite funds may not be successfully raised.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The names and locations of Capitol's banking subsidiaries are listed on Page F-61, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation," which is incorporated herein by reference.

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

Item 2. Properties - continued.

Some of Capitol's banking subsidiaries have drive-up customer service capability.  Capitol's banking subsidiaries are typically located in or near high traffic centers of commerce in their respective communities.  Customer service is enhanced through Internet banking, remote deposit capture and utilization of ATMs to process certain customer-initiated transactions and some of the banks also provide a courier service to pick up transactions at customers' locations.

Capitol's Lansing, Michigan executive offices are located within the same building as Capitol National Bank.  Those offices include administrative, operations, legal, accounting, human resources, credit administration, risk management, data processing and executive staff.

Certain office locations are leased from related parties.  Rent expense, including rent expense under leases with related parties, is incorporated by reference from Page F-86, Financial Information Section of Annual Report, under the caption "Note F—Premises and Equipment" and under the caption "Certain Relationships and Related Transactions, and Director Independence" of Item 13 of this Form 10-K.

Management believes Capitol's and its banking subsidiaries' offices to be in good and adequate condition and adequately covered by insurance.

Item 3. Legal Proceedings.

As of December 31, 2011, there were no material pending legal proceedings to which Capitol or its subsidiaries was a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

In November 2010, Capitol received a subpoena from the Chicago office of the SEC.  The subpoena requested information regarding Capitol's allowance for loan losses and related allowance estimation process and computational methodology, Capitol's methodology for grading loans and the process for making provisions for loan losses and Capitol's provision for loan losses prior to March 31, 2009.  In addition, in April 2011, Capitol received an additional subpoena from the Chicago office of the SEC concerning Capitol’s amended and restated Form 10-Q for the period ended September 30, 2010.

On March 21, 2012, Capitol received correspondence from the Chicago office of the SEC indicating that the SEC had completed its investigation with respect to the above inquiries and that the SEC does not intend to recommend any enforcement action by the Commission against Capitol.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.	Market Information:
Incorporated by reference from Pages F-3 – F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock," Page F-6 under the caption "Shareholder Information" and Pages F-90 – F-92 under the caption "Note K—Stockholders' Equity and Stock-Based Compensation."

B.           Holders:
Incorporated by reference from the second paragraph on Page F-4 Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

C.           Dividends:
Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations (unaudited)" and subcaption "Cash dividends paid per share," the first paragraph on Page F-4, Financial Information Section of Annual Report under the caption "Information Regarding Capitol's Common Stock" and Pages F-105 – F-108, Financial Information Section of Annual Report, under the caption "Note R—Capital Requirements and Related Regulatory Matters."

D.           Securities Authorized for Issuance Under Equity Compensation Plan:
See Page 68, “Equity Compensation Plan Information” in Part III of this Form 10-K, for a summary of information regarding Capitol’s equity compensation plans in effect as of December 31, 2011.

E.	Performance Graph:
Incorporated by reference from Page F-3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

F.
Prior grants of 2,452 and 3,370 restricted shares of Capitol's common stock to Joseph D. Reid, Capitol's Chairman and CEO, pursuant to the terms of the Capitol Bancorp Ltd. Management Incentive Plan, became vested on February 6, 2011 and August 7, 2011, respectively.  The shares were not registered under the Securities Act of 1933.

G.           There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2011.

Item 6. Selected Financial Data.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2011, 2010, 2009, 2008 and 2007."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from Pages F-10 – F-51, Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations" and Pages F-6 – F-9, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from Pages F-43 – F-46, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages F-6 – F-9, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data.

See Item 15 (under subcaption "(a) 1 and 2. Financial Statements/Schedules") of this Form 10-K for specific description of financial statements incorporated by reference from the Financial Information Section of Annual Report.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations (unaudited)."

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

Capitol maintains disclosure controls and procedures designed to ensure that the information Capitol must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  Capitol's Chief Executive Officer and Interim Chief Financial Officer have reviewed and evaluated Capitol's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, Capitol's disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting:

Incorporated by reference from Pages F-52 – F-53, Financial Information Section of Annual Report.

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

Amendment No. 1 to the Capitol Bancorp Limited Retirement Plan was adopted on June 9, 2011.  Several sections of the plan were amended, including the Employer Contributions Section, the Allocation Section, the Investment in Qualifying Employer Securities Section, the Vested Benefits Section, and the Small Amounts Section, and changes were also made to the list of Adopting Employers to remove those affiliates that had been divested.  On October 20, 2011, an Amendment to Comply with the Worker, Retiree, and Employer Recovery Act of 2008 and the Small Business Jobs Act of 2010 was adopted.  Amendment No. 2 to the Capitol Bancorp Limited Retirement Plan was adopted on December 30, 2011, and amended the list of Adopting Employers to remove Capitol’s affiliates that had been divested.  All of the Amendments are attached as exhibits to this filing.

Joseph D. Reid has elected to reduce his compensation by an additional 33%, to $330,000.  This reduction, which will become effective on April 2, 2012, follows reductions of 25% on March 31, 2011, 20% on October 1, 2009 and 10% effective January 1, 2009.

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

Capitol's amended and restated bylaws establish that the number of directors shall not be less than five nor more than twenty-five.  Currently, Capitol's board of directors has set the number of directors at eighteen.  The bylaws provide that its board of directors be split into three classes: Class I, Class II and Class III.  Class I currently has five directors, Class II has seven directors and Class III has six directors.

The following table sets forth the members of each class of the board of directors of Capitol and information furnished by them regarding their age and principal occupation for at least the past five years, as of March 1, 2012.  Except as otherwise disclosed in the biographical information, no director or executive officer is related to any other director or executive officer by blood, marriage or adoption.

Class II Directors with Terms Expiring in 2012

Michael J. Devine
Mr. Devine is an attorney and was previously a member of the board of directors of Sun Community Bancorp Limited, which was merged with and into Capitol.  Mr. Devine is 70 years of age, has served as a director of Capitol since 2002 and has served as a director and/or chairman of several of Capitol's bank affiliates.   Additionally, he currently serves as chief of the Special Assets Group of Michigan Commerce Bank, an affiliate of Capitol.

Gary A. Falkenberg, D.O.
Dr. Falkenberg is a retired doctor of osteopathic medicine.  He currently serves as director of medical education for St. Joseph Mercy Hospital Residency Programs.  Dr. Falkenberg was a founding director of Capitol and has served as a director of Capitol and/or its first bank affiliate since 1982.  Dr. Falkenberg is 73 years of age.

Joel I. Ferguson
Mr. Ferguson is chairman of Ferguson Development, L.L.C. and a director of Maxco, Inc.  Mr. Ferguson formerly served as a member of the board of directors of Capitol's affiliate, Nevada Community Bancorp Limited, which was merged with and into Capitol.  Mr. Ferguson joined the board of directors of Capitol and/or its first bank affiliate in 1982 as a founding director.  Mr. Ferguson is 73 years of age.

H. Nicholas Genova
Mr. Genova is chairman and chief executive officer of Washtenaw News Company, Inc. and president of H. N. Genova Development Company and Delivery Unlimited.  Mr. Genova previously served on the board of directors of Ann Arbor Commerce Bank, an affiliate of Capitol, until it was merged with certain other affiliates of Capitol and was renamed Michigan Commerce Bank in 2009.  Mr. Genova was elected to Capitol's board in 1992 and is 72 years of age.

Steven L. Maas
Mr. Maas is co-owner of River Valley Title, L.L.C. and an attorney.  He is also president and treasurer of Maas Asset Management, Inc. and a member of T & S Maas Investment Group, L.L.C.  He formerly served as a member of the board of directors of Grand Haven Bank and Portage Commerce Bank, which were affiliates of Capitol that were merged with and into Michigan Commerce Bank in 2009.  Mr. Maas also serves on the board of directors of Access BIDCO, L.L.C., of which some of Capitol's banking subsidiaries own a membership interest.  Mr. Maas was elected to the board of Capitol in 2009 and is 53 years of age.

Myrl D. Nofziger
Mr. Nofziger is president of Hoogenboom Nofziger and previously served as a member of the board of directors of Capitol's affiliate, Indiana Community Bancorp Limited, which was merged with and into Capitol.  Mr. Nofziger was elected to the board of Capitol in 2003 and is 72 years of age.

David O'Leary
Mr. O'Leary is the secretary of Capitol.  He is chairman of O'Leary Paint Company.  Mr. O'Leary was a founding director of Capitol and has served as a director of Capitol and/or its first bank affiliate since 1982 and is 81 years of age.  He formerly served on the board of directors of Capitol's affiliate, First California Northern Bancorp, which was merged with and into Capitol.

Class III Directors with Terms Expiring in 2013

Joseph D. Reid
Mr. Reid is the chairman, chief executive officer and founder of Capitol. He served as chairman and chief executive officer of Sun Community Bancorp Limited, which was merged with and into Capitol.  Mr. Reid also serves as the chairman of Michigan Commerce Bank, an affiliate of Capitol.  He has served as a director of Capitol and/or its first bank affiliate since inception in 1982.  Mr. Reid is 69 years of age.

David L. Becker
Mr. Becker is the retired founder of Becker Insurance Agency, P.C.  Mr. Becker was elected to the board of Capitol in 1990 and served as a charter member of the board of directors of Portage Commerce Bank, an affiliate of Capitol, until it merged with and into Michigan Commerce Bank in 2009.  Mr. Becker is 76 years of age.

James C. Epolito
Mr. Epolito currently serves as managing director of Health Management Associates.  He previously served as president of Delta Dental of Michigan from April 2009 until January 2010, and as president and chief executive officer of the Michigan Economic Development Corporation from 2005 to 2009.  Prior to 2005, he served as president and chief executive officer of the Accident Fund Company.  Mr. Epolito was elected to Capitol's board in 1999 and is 57 years of age.

Kathleen A. Gaskin
Ms. Gaskin is a retired real estate associate broker.  She was with the firm of Tomie Raines, Inc. from 1992 to 2009, and was a realtor and associate broker from 1968 to 2009.  Ms. Gaskin has been a member of the board of directors of Capitol and/or its first bank affiliate since 1982 as a founding director.  Ms. Gaskin is 70 years of age.

Michael L. Kasten
Mr. Kasten is a vice chairman of Capitol's board of directors.  He is managing partner of Kasten Investments, L.L.C.  He was formerly vice chairman and a director of Sun Community Bancorp Limited, which was merged with and into Capitol, and currently serves as a director, chairman and/or vice chairman of several of Capitol's affiliates.  Mr. Kasten is 66 years of age and has served as a director since 1990.

Ronald K. Sable
Mr. Sable is president of Concord Solutions Ltd.  Mr. Sable previously served on the board of several of Capitol's affiliate banks.  He also serves as a member of the board of directors of Paragon Space Development Corp.  Mr. Sable was elected to the board of directors of Capitol in 2002 and is 70 years of age.

Class I Directors with Terms Expiring in 2014

Lyle W. Miller
Mr. Miller is a vice chairman of Capitol's board of directors.  He is president of L.W. Miller Holding Company. Mr. Miller is 68 years of age and has served as a founding director of Capitol and/or its first bank affiliate since 1982.  Mr. Miller formerly served as a member of the board of directors of Amera Mortgage Corporation.

Paul R. Ballard
Mr. Ballard is a retired executive vice president of Capitol and retired president and chief executive officer of Portage Commerce Bank, Capitol's second bank affiliate.  Mr. Ballard has been a director of Capitol since 1990.  Mr. Ballard is 62 years of age.

Lewis D. Johns
Mr. Johns is the president of Mid-Michigan Investment Company.  Mr. Johns formerly served as a member of the board of directors of Capitol's affiliate, Nevada Community Bancorp Limited, which was merged with and into Capitol.  He has served on the board of directors of Capitol and/or Capitol's first bank affiliate since 1982 as a founding director and is 68 years of age.

Calvin D. Meeusen, CPA
Mr. Meeusen is a certified public accountant.  He served as a member of the board of directors of Grand Haven Bank and Kent Commerce Bank, which merged with certain other affiliates of Capitol in 2009.  Mr. Meeusen currently serves as a member of the board of directors of the merged entity, which was renamed Michigan Commerce Bank following the merger.  He has served as a member of the board of directors of Capitol since January 2011 and is 68 years of age.

Cristin K. Reid
Ms. Reid is the corporate president of Capitol.  She was previously chief operating officer, chief administrative officer, executive vice president, general counsel and has served in other various executive capacities at Capitol since 1997.  Ms. Reid was appointed to Capitol's board of directors in 2001.  She formerly served on the boards of the following affiliates of Capitol: Nevada Community Bancorp Limited, which was merged with and into Capitol; Camelback Community Bank, which was merged with and into Sunrise Bank of Arizona; and Portage Commerce Bank and Ann Arbor Commerce Bank, which were both affiliates of Capitol until they were merged with and into Michigan Commerce Bank in 2009.  She is currently chairman of Capitol's affiliate Capitol National Bank, and the chairman and chief executive officer of Capitol Development Bancorp Limited III, IV, V, VI, VII and VIII.  Ms. Reid is 43 years of age, a daughter of Joseph D. Reid and wife of Brian K. English, Capitol's general counsel.

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

[The remainder of this page intentionally left blank]

Audit Committee

Capitol's bylaws, as amended and restated, provide that its board of directors may delegate responsibility to committees.  During 2011, Capitol's board of directors had a separately designated standing Audit Committee.  Following is a list of the membership of the Audit Committee, as well as its primary functions:

Audit Committee 1		Primary Functions

Steven L. Maas David L. Becker Gary A. Falkenberg, D.O. Calvin D. Meeusen, CPA2	•	Review the qualifications, independence and performance of Capitol's independent registered public accounting firm (its independent auditors) and appoint the independent auditors;
	•	Review general policies and procedures with respect to accounting and financial matters and internal controls;
	•	Review and approve the cost and types of audit and non-audit services performed by the independent auditors;
	•	Meet with independent auditors not less than once a year without Capitol's personnel to discuss internal controls, accuracy and completeness of the financial statements and other related matters;
	•	Review the scope and budget of the audits of Capitol's consolidated financial statements;
	•	Notify the board of major problems or deficiencies discovered; and
	•	Review and reassess the adequacy of its charter annually and recommend any proposed changes to the board for approval.

1.
The members of the Audit Committee meet the standards of independence for audit committee members required by the Securities and Exchange Commission ("SEC") rules and as defined by New York Stock Exchange ("NYSE") governance standards, which Capitol continues to use to determine the independence of members of its board of directors, although Capitol's securities are no longer listed on the NYSE.  All members of the Audit Committee must be financially literate and at least one member of the Audit Committee must have accounting or related financial management expertise.

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

When considering whether directors and nominees have the experience, qualifications and skills to enable the board to satisfy its oversight responsibilities effectively and provide the board with experience in a wide variety of areas, the Nominating and Governance Committee focused primarily on the information discussed in each director's individual biographies set forth on pages 48 through 50 of this Form 10-K.  Set forth below are the conclusions reached by the board with regard to its directors.

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

Experience in the financial industry is exhibited by Messrs. Ballard, Becker, Epolito, Ferguson, Kasten, Miller and Reid and Ms. Reid.  Mr. Ballard served as president, chief executive officer and as a member of the board of directors of Portage Commerce Bank from its inception in 1988 until 2009 when it merged with and into Michigan Commerce Bank and this experience provides him with insight into Capitol's affiliate bank operations.  With regard to Mr. Becker, the board considered Mr. Becker's experience as founder of Becker Insurance Agency and 24 years of experience managing that insurance agency.  Mr. Devine has over 20 years of service on the boards of directors of various affiliates of Capitol, several from the formation stages and in the capacity of chairman.  Mr. Epolito has significant business experience in the insurance industry, and Mr. Ferguson formerly served on the board of directors of Freddie Mac.  Mr. Kasten has over 20 years experience on the boards of directors of various affiliate banks of Capitol, several of which he served as chairman.  Mr. Miller has experience in the financial services industry, with 10 years experience in various areas of banking.  Mr. Reid served as a member of the board of directors of Fincor Holdings, Inc. and Access BIDCO, L.L.C., and Ms. Reid previously served as an officer and director of Access BIDCO, L.L.C., in which some of Capitol's banking subsidiaries have an ownership interest.

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

The board of directors considered the strong entrepreneurial background brought by Messrs. Becker, Epolito, Genova, Kasten, Maas, Meeusen, Miller, Nofziger and O'Leary from the operation of their respective business enterprises as such expertise is valuable to Capitol's structure and operations.  Mr. Epolito has experience in the areas of employee compensation and management processes and evaluation.  The board considered Mr. Genova's operation of a news company as chairman and chief executive officer, as well as the management experience that Mr. Maas has through the operation of his asset management firm and several other enterprises.  The board considered the business leadership experience of Mr. O'Leary, who has spent over 50 years as a corporate officer of a successful paint company, in addition to his years of service as corporate secretary and a director of Capitol.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Rules and regulations promulgated by the SEC require periodic reporting of the beneficial ownership of and transactions involving Capitol's securities relating to directors, officers and beneficial owners of 10% or more of Capitol's securities.  Under those rules and regulations, it is required that certain acquisitions and divestitures of Capitol's securities be disclosed via reports filed within prescribed time limits.  Based on Capitol's review of filings made during the year ended December 31, 2011, there were two transactions completed which were not reported timely pursuant to the filing requirements.

Both transactions occurred in connection with the issuer exchange offer of Capitol’s common stock for its trust preferred securities.  Joel I. Ferguson exchanged 50,000 trust preferred securities in that offer and Michael L. Kasten exchanged 1,380 trust preferred securities.  Neither transaction was timely reported.

[The remainder of this page intentionally left blank]

Director Compensation

The following table sets forth compensation paid to Capitol's nonemployee directors in 2011.  Directors who are employees receive no additional compensation for serving on the board or its committees and are omitted from this table.

Nonemployee Director Compensation in 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Paul R. Ballard(3)	$ 15,500	—	$ -0- (7)	$ 3,500	$ 19,000
David L. Becker	15,000	—	-0- (8)	3,500	18,500
Michael J. Devine	13,000	—	-0- (9)	3,500	16,500
James C. Epolito	8,000	—	-0- (10)	2,500	10,500
Gary A. Falkenberg	13,000	—	-0- (11)	3,500	16,500
Joel I. Ferguson	14,500	—	-0- (12)	3,000	17,500
Kathleen A. Gaskin	12,500	—	-0- (13)	10,500	23,000
H. Nicholas Genova	8,000	—	-0- (14)	2,500	10,500
Lewis D. Johns	13,000	—	-0- (15)	2,000	15,000
Michael L. Kasten(4)	158,500	—	-0- (16)	15,000	173,500
Steven L. Maas	22,500	—	-0- (17)	3,500	26,000
Calvin D. Meeusen(3)	51,500	—	-0-	3,500	55,000
Lyle W. Miller(5)	69,000	—	-0- (18)	3,500	72,500
Myrl D. Nofziger(3)	15,300	—	-0- (19)	9,000	24,300
David O'Leary(6)	48,000	—	-0- (20)	3,500	51,500
Ronald K. Sable	12,000	—	-0- (21)	14,000(22)	26,000

(1)
The amounts in this column reflect the aggregate grant date fair value of restricted stock and option awards reported in these columns computed in accordance with Accounting Standards Codification Topic 718.  For a discussion of the assumptions made in the calculation of the option awards reported in this column, see Note K of the Notes to Consolidated Financial Statements in the Financial Information section of Capitol's 2011 Annual Report, which is incorporated herein by reference.

(2)
All nonemployee directors receive a travel allowance per board meeting attended.  Nonemployee directors are responsible for payment of their own travel accommodations and do not receive reimbursement for such costs.

(3)	Compensation in 2011 included board fees for service on the boards of directors of affiliate(s) of Capitol in 2011.
(4)	Mr. Kasten's compensation in 2011 included fees for service on various boards of directors of affiliates of Capitol in 2011, as well as a fee of $80,000 for his service as vice chairman of Capitol.
(5)	Mr. Miller's compensation included a fee of $50,000 for his service as vice chairman of Capitol in 2011.
(6)	Mr. O'Leary's compensation included a fee of $25,000 for his service as secretary of Capitol.
(7)	As of December 31, 2011, Mr. Ballard had 22,229 stock options outstanding, all of which are vested.
(8)	As of December 31, 2011, Mr. Becker had 22,229 stock options outstanding, all of which are vested.
(9)	As of December 31, 2011, Mr. Devine had 22,229 stock options outstanding, all of which are vested.
(10)	As of December 31, 2011, Mr. Epolito had 22,229 stock options outstanding, all of which are vested.
(11)	As of December 31, 2011, Dr. Falkenberg had 22,229 stock options outstanding, all of which are vested.
(12)	As of December 31, 2011, Mr. Ferguson had 21,314 stock options outstanding, all of which are vested.
(13)	As of December 31, 2011, Ms. Gaskin had 22,229 stock options outstanding, all of which are vested.
(14)	As of December 31, 2011, Mr. Genova had 22,229 stock options outstanding, all of which are vested.
(15)	As of December 31, 2011, Mr. Johns had 22,229 stock options outstanding, all of which are vested.
(16)	As of December 31, 2011, Mr. Kasten had 22,229 stock options outstanding, all of which are vested.
(17)	As of December 31, 2011, Mr. Maas had 15,883 stock options outstanding, all of which are vested.
(18)	As of December 31, 2011, Mr. Miller had 22,229 stock options outstanding, all of which are vested.
(19)	As of December 31, 2011, Mr. Nofziger had 22,229 stock options outstanding, all of which are vested.
(20)	As of December 31, 2011, Mr. O'Leary had 22,229 stock options outstanding, all of which are vested.
(21)	As of December 31, 2011, Mr. Sable had 22,229 stock options outstanding, all of which are vested.
(22)	Mr. Sable earned $5,000 related to the disposition of the corporation’s aircraft.

Cash Compensation

Capitol provides nonemployee directors the following cash compensation:

•	$1,000 for each board meeting attended in person;
•	$1,000 per committee meeting;
•	$500 per board or committee meeting if participating by phone or electronic means;
•	Chairperson for each committee receives $2,000 for each meeting attended in person and $1,000 if participating by phone; and
•	Travel allowance of $500 for in-state board meetings and $1,500 for out-of-state board meetings, based on the director's residency.

Stock Compensation

•
Stock options with a value of $15,000 are granted annually as a board fee retainer using a Black-Scholes valuation model.  Due to the adverse financial performance and the weakened capital position of Capitol during 2011, the Compensation Committee determined not to award the stock option retainer in 2011 or 2012.

Effective February 9, 2012, Capitol’s directors elected to defer fees for attendance at board and committee meetings.

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

Executive Officers

Capitol's current executive officers are as follows:

Name	Age	Position with Capitol	Officer Since

Joseph D. Reid	69	Chairman of the Board and CEO	1988
Brian K. English	46	General Counsel	2001
David D. Fortune	52	Chief Credit Officer	2004
Nicholas G. Hahn	51	Interim Chief Financial Officer	2011
Michael M. Moran	52	Chief of Capital Markets	2000
Cristin K. Reid	43	Corporate President	1997
Todd C. Surline	53	Chief Administrative Officer	2007
Bruce A. Thomas	54	President of Bank Operations	1998

For more information with respect to Ms. Reid and Mr. Reid, see Class I Directors with Terms Expiring in 2014 and Class III Directors with Terms Expiring in 2013.

Brian K. English – Mr. English has served in his current capacity as General Counsel since 2001.

David D. Fortune – Mr. Fortune has served as Chief Credit Officer for Capitol since 2004.  Prior to that time, he was a Senior Vice President/Credit Administration for Capitol.

Nicholas G. Hahn – Mr. Hahn joined Capitol in 2011 as Interim Chief Financial Officer.  He previously served as Interim Chief Financial Officer to NewDay Financial, LLC, and as Chief Financial Officer of Senior Lending Network.

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

[The remainder of this page intentionally left blank]

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

In the paragraphs that follow, Capitol provides an overview and analysis of its compensation programs and policies, material compensation decisions Capitol has made under those programs and policies with respect to Capitol's named executive officers (the "Named Executive Officers"), and the material factors that Capitol considered in making those decisions will be provided. Following this section is a series of tables containing specific information about the compensation earned by or paid in 2011 to the Named Executive Officers, which includes the following individuals:

•  Joseph D. Reid, Chairman and CEO;
•  Nicholas G. Hahn, Interim Chief Financial Officer (Mr. Hahn assumed the position of Interim Chief Financial Officer in September 2011);
•  Lee W. Hendrickson, Chief Financial Officer1;
•  Lawrence Connell, Vice Chairman, Vice Chairman and a Principal Officer of Michigan Commerce Bank1;
•  Michael M. Moran, Chief of Capital Markets;
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
•  No bonuses under Capitol's Management Incentive Plan were paid to any Named Executive Officers in 2011, 2010 or 2009 because in late 2008 Capitol's Compensation Committee made a determination that none of the Named Executive Officers would be eligible to participate in the Management Incentive Plan based on results of operations.
•  No salary increases for Named Executive Officers were approved for 2011, 2010 or 2009.
•  Joseph D. Reid has elected to reduce his base salary compensation by 33% to be effective on April 2, 2012, which follows reductions of 25% on March 31, 2011, 20% on October 1, 2009 and 10% effective January 1, 2009.
•  On January 1, 2009, all Named Executive Officers requested a voluntary 10% salary reduction, which continued until October 2010, at which time Mr. Moran returned to his original base pay level, and Messrs. Hendrickson and Thomas and Ms. Reid were awarded $25,000 each in deferred compensation to be paid in 2011.  The salary reduction remained in effect for Ms. Reid and Mr. Thomas for 2011 and to date.
•  The value of unexercised stock options held by the Named Executive Officers decreased dramatically. As of December 31, 2011, 2010, 2009 and 2008, there were no in-the-money outstanding vested or unvested stock options held by the Named Executive Officers, compared to aggregate value of $636,786 for the Named Executive Officers at year-end 2007.

1	Mr. Hendrickson and Mr. Connell were employed by Capitol in 2011 in the above-referenced capacities, but both resigned prior to December 31, 2011.

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

The purpose, design and determination of amounts and 2011 pay decisions are described below.

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

In light of the extreme volatility in the U.S. financial markets in 2011 and general public concern over executive compensation among financial institutions, Capitol took the additional measure of meeting with certain senior officers of Capitol to discuss the risk profile of its total executive compensation program for the Named Executive Officers.  The Compensation Committee concluded that the total compensation program, which balances fixed compensation (base pay and retirement benefits) and various forms of shorter and longer term incentive pay (annual cash bonus and equity compensation), is appropriate and does not encourage the Named Executive Officers to take excessive or unnecessary risks.

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

For 2012, the Compensation Committee identified two reference groups of peer financial companies that it will use for purposes of benchmarking its compensation practices. These include a group of 10 regional banks with a similar asset size and a group of 10 institutions that have operations in five or more states or institutions with multiple banking affiliates.  The reference group of similarly-sized banks included banks with total assets between $1 billion and $5 billion at December 31, 2011, compared to $2.2 billion of assets for Capitol as of such date.

Select Bank Peer Group With Assets Between $1 Billion - $5 Billion Reference Group (state)	Institutions With Operations in Five or More States or Multiple Affiliates Reference Group (state)

CoBiz Inc. (CO)	Cathay General Bancorp (CA)
Enterprise Financial Services Corp (MO)	Fulton Financial Corporation (PA)
First Busey Corporation (IL)	Hancock Holding Company (MS)
Guaranty Bancorp (CO)	IBERIABANK Corporation (LA)
Macatawa Bank Corporation (MI)	PrivateBancorp, Inc. (IL)
Mercantile Bank Corporation (MI)	Synovus Financial Corp. (GA)
Old Second Bancorp, Inc. (IL)	TCF Financial Corporation (MN)
S&T Bancorp, Inc. (PA)	UMB Financial Corporation (MO)
West Coast Bancorp (OR)	United Bankshares, Inc. (WV)
Wilshire Bancorp, Inc. (CA)	Wintrust Financial Corporation (IL)

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

The Compensation Committee maintains flexibility to deviate from market-median practices for individual circumstances, including qualifications, experience and responsibilities. The Compensation Committee also considers an internal review of the executive's compensation relative to other executive officers and the individual performance of the executive in establishing the base salary, as well as the increased duties taken on by Capitol's executive officers during these difficult economic times.

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

The Compensation Committee does not utilize a mathematical formula in which these factors or their interrelationships are quantified and weighted (either in general, or with respect to any individual executive).  During a particular year, one factor or group of factors may play (but does not necessarily play) a more significant role in the determination of an executive's base salary than in other years, based on the Compensation Committee's judgment and discretion.  An executive's individual performance may be assessed based upon any of his or her demonstrated leadership skills, accomplishment of objectives, business unit or functional accountabilities and personal contributions.  A broad range of factors relevant to each of these areas, generally qualitative in nature, may be considered in this assessment.  The Compensation Committee's judgments regarding base salaries are also strongly influenced by the judgments and recommendations of the chief executive officer with respect to the Named Executive Officers other than himself, and Cristin K. Reid for which base salary is determined by the Compensation Committee.

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

Joseph D. Reid has elected to reduce his base salary compensation by 33% to be effective on April 2, 2012, which follows reductions of 25% on March 31, 2011, 20% on October 1, 2009 and 10% effective January 1, 2009.  During their Fall 2011 meeting, the Compensation Committee approved base pay for Mr. Reid and the other Named Executive Officers. No increases were made to any of the Named Executive Officers' base pay in 2011.  The Compensation

Committee observed that the base pay levels for all of the Named Executive Officers approximated the median of external market data.

Due to the continuing adverse economic conditions and the challenges facing the financial services industry, no base pay increases were approved for 2009, 2010 or 2011, and most of Capitol's senior management group agreed to a voluntary 10% salary reduction effective January 2009, including the Named Executive Officers.  The reduction continued until October 2010, at which time Mr. Moran returned to his original base pay level, and Messrs. Hendrickson and Thomas and Ms. Reid were awarded $25,000 each in deferred compensation to be paid in 2011.  The salary reduction remained in effect for Ms. Reid and Mr. Thomas for 2011 and to date.  The period from 2008 through 2011 was extremely challenging for Capitol and the financial services industry, as reflected in the adverse operating performance of Capitol and many other banks across the country, and the extraordinary measures being taken by the federal government to aid companies in the banking industry.

Base pay levels as approved by the Compensation Committee remained effective January 1, 2012.  Base pay levels are set forth in the Summary Compensation Table.  Mr. Reid makes recommendations on the pay levels of his direct reports for the Compensation Committee's review and approval (with the exception of Brian K. English and Cristin K. Reid, which are set by the Compensation Committee in its sole discretion).  Mr. Reid does not make recommendations to the Compensation Committee on his own compensation level (other than the previously-discussed voluntary base pay reductions requested by Mr. Reid).  The Compensation Committee, in executive session and without members of Capitol's management present, determines the pay levels for Mr. Reid, to be subsequently ratified by its board of directors.

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
•     Gross margins; and
•     Share price (including, but not limited to, growth measures and total shareholder return).

The MIP provides the Compensation Committee the latitude to establish primarily cash-based incentive compensation programs to promote high performance and achievement of corporate goals by officers, encourage shareholder value and allow officers to participate in the long-term prospects of Capitol.  Under the MIP, the Compensation Committee may elect to approve awards in the form of shares of Capitol's common stock.  In issuing such shares as payment of awards under the MIP, the Compensation Committee may establish any conditions or restrictions it deems appropriate.  No awards for the Named Executive Officers were granted or approved under the MIP in 2011.

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

Due to the adverse financial performance and the weakened capital position of Capitol during 2011, the Compensation Committee determined not to pay any Named Executive Officer, including Mr. Reid, any annual bonus.

These decisions were made due to the continuing adverse economic conditions, the challenges facing the financial services industry and Capitol's adverse financial results, and are consistent with Capitol's compensation philosophy.  The period from 2008 through 2011 was extremely challenging for Capitol and the financial services industry, as reflected in the adverse operating performance and financial condition of Capitol and many other banks across the country, and the extraordinary measures being taken by the federal government to aid companies in the banking industry.

The Compensation Committee approved a target of 2% of 2012 net income (if any) as Mr. Reid's bonus.  To determine the bonus payment amount, if any, the Compensation Committee will base it upon the following qualitative measures approved by the Compensation Committee:

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

Bonus Plan for the Other Named Executive Officers

The remaining Named Executive Officers are eligible to participate in the MIP, the Capitol Bancorp Limited 2011 Equity Incentive Plan and the Capitol Bancorp Limited 2007 Equity Incentive Plan.  No bonuses under the MIP were paid to any Named Executive Officers due to the performance and capital position of Capitol in 2011.

For 2012, Capitol established the following individual targets as a percentage of 2011 base salary earnings for the Named Executive Officers in the MIP:

Nicholas G. Hahn	20%
Michael M. Moran	20%
Cristin K. Reid	20%
Bruce A. Thomas	20%

The individual targets are not formula driven. For all of the Named Executive Officers in the MIP, the targets are set at the discretion of the chief executive officer and must be approved by the Compensation Committee.  The bonus targets are based on external market data, internal equity considerations and strategic objectives for corporate performance, such as Capitol's operational performance, asset growth, asset quality, operating results, return on assets, return on equity, total shareholder return and the effective execution of Capitol's strategic plan.  The targets for a calendar year are reviewed annually at the preceding Fall meeting of the Compensation Committee and altered as deemed appropriate. Payment amounts for the Named Executive Officers, with the exception of the chief executive officer and Ms. Reid, are made based on recommendations of the chief executive officer and approval of the Compensation Committee.  Bonus amounts in excess of or below target may be paid at the discretion of the chief executive officer with the approval of the Compensation Committee. Before the chief executive officer makes recommendations to the Compensation Committee regarding annual bonus payments for the other Named Executive Officers, the chief executive officer discusses these issues with the Compensation Committee.  The Compensation Committee has the discretion to approve, disapprove or alter the recommendations.

Long-Term Incentive Pay

Long-term incentives are awarded to the Named Executive Officers in an effort to align management and shareholder interests, ensure future performance of Capitol, enhance ownership opportunities and to increase shareholder value. Capitol maintains the MIP and the 2007 Equity Incentive Plan which were approved by shareholders, and the 2011 Equity Incentive Plan.  The 2007 and 2011 Equity Incentive Plans both authorize the granting of the following types of awards for executives:

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

Stock Options

Capitol periodically grants stock options to executives.  With the exception of the employment inducement option grant to Mr. Hahn, no stock option grants were made to Named Executive Officers in 2011.  Stock option grants are designed to assist Capitol to:

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

Restricted Stock

Shares of restricted stock are granted to the Named Executive Officers to create an immediate link to shareholder interests and enhance ownership opportunities.  No restricted stock awards were granted to Named Executive Officers in 2011.

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

Historically, the Compensation Committee has generally approved and granted long-term incentive awards to the Named Executive Officers and any other designated employees at the Fall meeting or at the hire date of newly designated employees, as applicable.  Capitol maintains no policy, whether official or unofficial, for timing the granting of stock options or other equity-based awards in advance of the release of material nonpublic information.  In 2011, Capitol followed its historical equity grant practice by reviewing whether any grants should be made at its Fall 2011 Compensation Committee meeting.  No long-term incentive awards were made to Named Executive Officers following the review.

Perquisites and Other Personal Benefits

Capitol does not provide significant perquisites or personal benefits to its executive officers.  The Named Executive Officers are provided with an automobile allowance and, in the case of Mr. Reid, the use of an automobile leased by the Corporation.  Additionally, Capitol pays the dues and fees associated with country club and athletic club memberships for the Named Executive Officers, and also provided living expenses of $5,000 per month for one year to Mr. Connell, which expired in May 2011, and living expenses of $3,000 per month for Mr. Hahn.

Long-term incentives to align the interests of Capitol's employees with the shareholders have been implemented through the development of an Employee Stock Ownership Plan (the "ESOP").  The ESOP typically provides annual awards of Capitol's common stock subject to vesting requirements.  All of Capitol's employees, with the exception of the chief executive officer, are eligible to participate in the program after meeting certain length of service and age qualifications.  In response to the financial performance of Capitol, employer contributions to the ESOP were suspended for the fourth consecutive year in 2011.

Capitol has a 401(k) plan which includes an employer match as a percentage of employees' contributions to the plan.  In response to the financial performance of Capitol, employer matching contributions were suspended for 2009 and 2010, but were resumed in 2011.  In January 2011, the ESOP and 401(k) plan were merged to create the Capitol Bancorp Limited Retirement Plan.

In an effort to retain the long-term services of certain of its executives, Capitol has an executive supplemental income program for some of its executives.  Individual agreements call for the payment to the subject employee or designated beneficiary of an annual benefit, or lump sum payment at the employee's or beneficiary's election, which is approximately equal to a percentage of the annual base salary of each employee, when entered into, for a period up to fifteen years in the event of either the employee's retirement or the death of the employee before attaining retirement age.  In the event of a change of control of Capitol (as defined in the agreements), which is not approved by Capitol's board of directors, each employee can retire with full benefits at any time after attaining the age of 55 without approval of the board of directors.  The benefit liabilities under the agreements are covered by insurance contracts funded by Capitol and/or its subsidiaries.  Capitol has entered into executive supplemental income agreements with two individuals listed in the Summary Compensation table, Messrs. Moran and Thomas.

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

The Compensation Committee periodically reviews the compensation levels of the board of directors.  In its review, the Compensation Committee looks to ensure that the compensation is fair and reasonably commensurate to the amount of work required, both from the individual directors as well as from the board in the aggregate.

The Compensation Committee is responsible for the review and approval of corporate goals and objectives, relevant to the compensation of Capitol's chief executive officer, to evaluate the performance of the chief executive officer in light of the goals and objectives, and determine and approve the chief executive officer's compensation levels based on this evaluation.  Additionally, the Compensation Committee reviews compensation levels for members of Capitol's executive management group.  To achieve these goals and objectives, the Compensation Committee expects to maintain compensation plans that create an executive compensation program that is set at competitive levels of comparable public financial services institutions (to the extent comparable entities may be identified) with comparable performance.  The Compensation Committee makes recommendations to the board of directors with respect to compensation plans and equity-based plans and oversees the administration of the compensation, incentive and equity-based benefit plans of Capitol.  The Compensation Committee periodically reviews director and board committee compensation levels and practices, and recommends to the board changes in such compensation levels and practices.

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

For 2011, no payments were made to the Named Executive Officers under the MIP and no amounts paid to Named Executive Officers were subject to the tax-deduction limitation described above.

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

2011 Compensation Decisions

As described above, due to the continuing adverse economic conditions and the challenges facing the financial services industry, no base pay increases were approved for 2010, 2011 or 2012, and most of Capitol's senior management group agreed to a voluntary 10% salary reduction effective January 2009.  The Compensation Committee reviewed and approved the 2009 salary reduction request.  The calendar years from 2008 through 2011 were extremely challenging for Capitol and the financial services industry, as reflected in the adverse operating performance of Capitol and many other banks across the country, and the extraordinary measures being taken by the federal government to aid companies in the banking industry.  The base pay as approved by the Compensation Committee remained effective as of January 1, 2012.

Compensation Committee Report

The Compensation Committee of Capitol has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that it be included in Capitol's Annual Report on Form 10-K for the year ended December 31, 2011.

Compensation Committee
Kathleen A. Gaskin, Chairman
James C. Epolito
Steven L. Maas

Equity Compensation Plan Information

The following table summarizes information regarding Capitol's equity compensation plans in effect as of December 31, 2011:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders*	1,408,357	$20.87	734,495
Equity compensation plans not approved by security holders**	755,000	0.06	4,345,000
Equity compensation plans resulting from share exchanges	77	16.40	0

Total	2,163,434	$13.61	5,079,495

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
**    Does not include shares to be issued under the 2011 Incentive Plan, which includes a provision increasing the shares available for the plan in an amount equal to 5% of  the outstanding shares of common stock as  of December 31 of each year.

[The remainder of this page intentionally left blank]

Summary Compensation
The following table sets forth all compensation paid to the Named Executive Officers:
Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other Compensation ($)	Total ($)

Joseph D. Reid	2011	$ 487,500(3)	—	$ 1,086(5)	—	—	N/A	$ 40,179 (6)	$ 528,765
Chief Executive Officer and	2010	668,125	—	9,561(5)	—	—	N/A	32,652 (7)	710,338
Chairman	2009	776,154(4)	—	28,379(5)	$ 143,570	—	N/A	29,468 (8)	977,571

Nicholas G. Hahn	2011	118,269(9)	—	—	9,000	—	N/A	18,463 (10)	145,732
Interim Chief Financial	2010	—	—	—	—	—	N/A	—	—
Officer	2009	—	—	—	—	—	N/A	—	—

Lee W. Hendrickson	2011	125,797(11)	—	300	—	—	N/A	206,666 (14)	332,763
Former Chief Financial	2010	427,948(12)	—	17,824(13)	—	—	$ 31,571	17,539 (15)	494,882
Officer	2009	383,760	—	17,824(13)	68,020	—	29,232	14,821 (16)	513,657

Lawrence Connell	2011	222,818(11)	—	—	—	—	N/A	25,638 (18)	248,456
Former Vice Chairman	2010	461,539	—	400,002(17)	—	—	N/A	40,889 (19)	902,430
Michigan Commerce Bank	2009	—	—	—	—	—	N/A	—	—

Michael M. Moran	2011	269,327(20)	—	300	—	—	24,026	12,244 (21)	305,897
	2010	255,298	—	17,824(13)	—	—	22,246	12,998 (22)	308,366
	2009	239,630	—	17,824(13)	42,473	—	20,598	12,552 (23)	333,077

Cristin K. Reid	2011	369,000	—	300	—	—	N/A	20,021 (24)	389,321
Corporate President	2010	412,450(12)	—	17,824(13)	—	—	N/A	11,786 (25)	442,060
	2009	369,000	—	17,824(13)	65,403	—	N/A	11,677 (26)	463,904

Bruce A. Thomas	2011	313,650	—	300	—	—	29,929	17,160 (27)	361,039
President of Bank Operations	2010	354,332(12)	—	17,824(13)	—	—	27,712	18,741 (28)	418,609
	2009	313,650	—	17,824(13)	55,593	—	25,659	19,731 (29)	432,457

N/A	Not applicable.
(1)	The Named Executive Officers elected to forgo receiving a bonus in 2009, 2010 and 2011 due to the adverse financial performance of Capitol.
(2)
The amounts in these columns reflect the aggregate grant date fair value of stock and option awards during the last three fiscal years computed in accordance with Accounting Standards Codification Topic 718. For a discussion of the assumptions made in the valuation of the restricted stock and option awards reported in these columns, please see Note K of the Notes to Consolidated Financial Statements in the Financial Information section of Capitol's 2011 Annual Report, which is incorporated herein by reference.

(3)	Mr. Reid voluntarily reduced his salary to an annualized rate of $330,000 to be effective on April 2, 2012.
(4)	Does not fully reflect an additional 20% salary reduction effective October 1, 2009.
(5)
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

(6)
Includes $2,622 in lease payments and insurance for an automobile provided by the company that was used for personal use, $27,600 for the economic value of a split-dollar life insurance policy paid on his behalf, $2,450 contributed to Capitol’s 401(k) plan, $6,600 for country club membership dues and $907 for life/disability premiums paid on his behalf.

(7)
Includes $1,166 in lease payments and insurance for an automobile provided by the company that was used for personal use, $23,250 for the economic value of a split-dollar life insurance policy paid on his behalf, $7,430 for country club membership dues and $806 for life/disability premiums paid on his behalf.

(8)
Includes $1,192 in lease payments and insurance for an automobile provided by the company that was used for personal use, $19,650 for the economic value of a split-dollar life insurance policy paid on his behalf, $1,042 received from dividends received on unvested restricted stock, $7,175 for country club membership dues and $409 for life/disability premiums paid on his behalf.

(9)	The salary paid to Mr. Hahn reflects only a partial year; he joined Capitol in September 2011.
(10)	Includes $17,308 for living expenses, $990 contributed to Capitol’s 401(k) plan and $165 for life/disability premiums paid on his behalf.
(11)	Reflects only a partial year; Mr. Hendrickson resigned in April 2011 and Mr. Connell resigned in May 2011.
(12)
The larger amount is solely attributable to 27 payroll periods in the 2010 calendar year, compared to 26 in 2011 and 2009.  Such occurrence occurs approximately every 7 years.  Additionally, $25,000 of deferred income is included in this total.

(13)
Mr. Hendrickson, Mr. Moran, Ms. Reid and Mr. Thomas each received a restricted stock grant of 2,000 shares on April 21, 2006.  Such restricted shares vested on a cliff basis on April 21, 2011 at which time the award became 100% vested.  The amount reported is 20% of the grant date fair value reflecting one year's service of the five-year vesting period.   Amount shown represents 2007 amortization of total intrinsic value of the restricted stock award as of the grant date.

(14)
Includes $202,000 paid per the terms of Mr. Hendrickson’s ESI agreement following his resignation from Capitol, as well as a $2,908 automobile allowance, $1,513 contributed to Capitol’s 401(k) plan and $245 for life/disability premiums paid on his behalf.

(15)	Includes an $11,216 automobile allowance, $5,740 for university and country club membership fees and $583 for life/disability premiums paid on his behalf.
(16)
Includes $589 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance, $100 from dividends received on unvested restricted stock, $2,901 for university and country club membership fees and $431 for life/disability premiums paid on his behalf.

(17)	Mr. Connell received a restricted stock grant of 224,720 shares on July 13, 2010. Such restricted shares vested on a cliff basis on May 11, 2011 at which time the award became 100% vested.
(18)	Includes a living allowance of $5,000 per month, beginning in May 2010 and $638 for athletic club membership fees.
(19)	Includes a living allowance of $5,000 per month, beginning in May 2010 and $889 for athletic club membership fees.

Footnotes to Summary Compensation Table – Continued

(20)
The larger amount is attributable in part to 27 payroll periods in the 2010 calendar year, compared to 26 in 2011 and 2009.  Such occurrence occurs approximately every 7 years.   Additionally, Mr. Moran returned to his base pay level in October 2010 and received compensation in lieu of additional personal days granted to employees for 2010.

(21)	Includes a $10,800 automobile allowance, $920 for athletic club membership fees and $524 for life/disability premiums paid on his behalf.
(22)
Includes an $11,216 automobile allowance, $104 for supplemental life insurance for his spouse, $258 for supplemental life, $896 for athletic club membership fees and $524 for life/disability premiums paid on his behalf.

(23)
Includes a $10,800 automobile allowance, $100 from dividends received on unvested restricted stock, $104 for supplemental life insurance for his spouse, $174 for supplemental life, $943 for athletic club membership fees and $431 for life/disability premiums paid on his behalf.

(24)	Includes a $10,800 automobile allowance, $2,450 contributed to Capitol’s 401(k) plan, $6,062 for country club membership dues and $709 for life/disability premiums paid on her behalf.
(25)	Includes an $11,216 automobile allowance and $570 for life/disability premiums paid on her behalf.
(26)	Includes $346 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance, $100 from dividends received on unvested restricted stock and $431 for life/disability premiums paid on her behalf.
(27)	Includes a $10,800 automobile allowance, $2,450 contributed to Capitol’s 401(k) plan, $3,300 for country club membership dues and $610 for life/disability premiums paid on his behalf.
(28)	Includes an $11,216 automobile allowance, $7,005 for country club membership dues and $520 for life/disability premiums paid on his behalf.
(29)
Includes $1,260 contributed to Capitol's 401(k) plan, a $10,800 automobile allowance, $100 from dividends received on unvested restricted stock, $7,140 for country club membership dues and $431 for life/disability premiums paid on his behalf.

Employment Agreements

Joseph D. Reid

In March 2003, Capitol entered into an employment agreement with Mr. Reid.  The agreement had an initial term of three years, which was set to expire in March 2006.  Pursuant to the terms of the agreement, its employment period is automatically extended for a three-year term on each annual anniversary of the agreement, unless Capitol provides Mr. Reid with notice sixty days prior to such anniversary.  The agreement permits Capitol to give Mr. Reid notice of its intention to stop the automatic renewal, in which case the agreement will expire two years and sixty days from the date of Capitol's notice to him.  Capitol has not provided notice of its intention to stop the automatic renewal in 2011.  Accordingly, the agreement will not expire until at least March 13, 2015.

Capitol is not permitted to reduce Mr. Reid's annual salary at any time during the term of the agreement.  However, Mr. Reid asked for a voluntary reduction in his compensation of 10% in January 2009, 20% in October 2009, and an additional 25% in March 2011.  Additionally, Joseph D. Reid has asked for a voluntary reduction of his base salary of 33% to become effective on April 2, 2012.

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

In August 2007, Mr. Reid and Capitol entered into an amendment to his employment agreement, which reduced his total cash compensation and limited the equity incentives paid to him based on the future development of Capitol.

Nicholas G. Hahn, Lee W. Hendrickson, Lawrence Connell, Michael M. Moran, Cristin K. Reid and Bruce A. Thomas

Capitol has employment agreements with each of the current Named Executive Officers, with the exception of Nicholas G. Hahn.

Capitol entered into employment agreements with Ms. Reid in August 2005, Mr. Thomas in March 2006, and Mr. Moran in December 1999.  Ms. Reid and Messrs. Hendrickson, Moran and Thomas asked for a voluntary salary reduction of 10% in January 2009.  The reduction continued until October 2010, at which time Mr. Moran returned to his original base pay level, and Messrs. Hendrickson and Thomas and Ms. Reid were awarded $25,000 each in deferred compensation to be paid in 2011.  The salary reduction remained in effect for Ms. Reid and Mr. Thomas for 2011 and to date.  The employment agreements with Ms. Reid and Mr. Thomas provide for a base salary, discretionary bonus, certain fringe benefits and the right to receive their base salary for a subsequent period of one year should Capitol choose to terminate employment without cause.  The employment agreement with Mr. Moran provides for a base salary, discretionary bonus, certain fringe benefits and the right to receive his base salary for a subsequent period of six months should Capitol choose to terminate employment without cause.  Each of the agreements were for a period of five years, with automatic renewal for periods of one year unless either Capitol or the respective executive provided notice to terminate the agreement.

The employment agreements for Ms. Reid and Mr. Thomas also include a change in control provision.  Under the terms of the agreements, a change of control is defined as (i) the acquisition by any nonaffiliated entity acquiring Capitol voting stock or irrevocable proxies, or any combination of the two representing 25% or more of the voting securities of Capitol; (ii) the acquisition by any nonaffiliated entity of Capitol of control in any manner of sufficient votes for the election of a majority of the directors of Capitol; or (iii) the sale, transfer or acquisition of all or substantially all of the assets of Capitol to or by any other nonaffiliated entity.  Upon the occurrence of a change of control, if either the employee or Capitol terminates such employee's employment, such executive would receive 299% of his/her base salary.  The change of control payment would be payable at the option of Capitol either in a lump sum or in equal payments over the remaining term of the employment agreement.

Capitol has a verbal agreement with Mr. Hahn that provides for a base salary, a one-time grant of options to purchase common stock and a monthly living allowance.  Additionally, Mr. Hahn will have the potential to earn a discretionary bonus, performance-based salary increase and the ability to participate in employee incentive stock option grants.

Mr. Hendrickson resigned in April 2011, and therefore, his employment agreement is no longer effective.  Mr. Connell did not have an employment agreement during his employment with Capitol.

Capitol Bancorp Limited 2011 Equity Incentive Plan

The 2011 Incentive Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards that may be settled in cash, stock or other property, and (vi) other stock-related awards. Each of these is referred to individually as an "Award."  Those who are eligible for Awards under the 2011 Incentive Plan include all employees, directors and consultants who provide services to Capitol and its affiliates.  The total number of shares of Capitol’s common stock reserved for issuance under the 2011 Incentive Plan will consist of five million (5,000,000) shares.  Additionally, the number of shares available for issuance under the 2011 Incentive Plan will be increased on January 1 of each year for a period of nine years, beginning with January 1, 2012 and ending on January 1, 2020, in an amount equal to five percent (5%) of the total number of shares of Capitol’s common stock outstanding on December 31 of the immediately preceding year.  The 2011 Incentive Plan was not approved by shareholders.  Notwithstanding the foregoing, Capitol does intend to submit the 2011 Incentive Plan for shareholder approval if Capitol desires to issue awards that are intended to satisfy the requirements of (A) Section 162 (m) of the Internal Revenue Code of 1986, as amended, regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation paid to covered employees, (B) Section 422 of the Code regarding “incentive stock options,” (C) Rule 16b-3 of the Securities Exchange Act of 1934, as amended or (D) the listing standards of any applicable stock exchange rules on which Capitol seeks to list its securities.

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

Capitol Bancorp Ltd. Management Incentive Plan

Capitol's Management Incentive Plan (the “MIP”) was approved by its shareholders in 2003.  The MIP provides the Compensation Committee the latitude to establish primarily cash-based incentive compensation programs to promote high performance and achievement of corporate goals by officers, encourage the growth of shareholder value and allow officers to participate in the long-term growth and profitability of Capitol.

Under the MIP, the Compensation Committee may elect to issue awards in the form of shares of Capitol's common stock, restricted stock units or cash.  In issuing such shares as awards under the MIP, the Compensation Committee may establish any conditions or restrictions it deems appropriate.

2011 and 2012 Grants

The Compensation Committee did not award any plan-based awards or option grants to the Named Executive Officers in 2011, and has not established guidelines for the grant of plan-based awards for 2012.

[The remainder of this page intentionally left blank]

The following table sets forth all outstanding equity awards at year-end 2011 for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End 2011

	Option Awards(1)			Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)

Joseph D. Reid	30,000	$ 34.31	1/10/12	5,822 (2)	$ 524
	77	16.40	3/15/12	—	—
	30,000	31.86	5/5/12	—	—
	270,000	32.03	6/29/12	—	—
	258,000	37.48	12/30/12	—	—
	150,000	22.46	8/1/14	—	—
	71,428	2.01	11/16/14	—	—
Nicholas G. Hahn	100,000	0.09	9/19/2016	—	—
Lee W. Hendrickson	33,841	2.01	11/16/14	—	—
Lawrence Connell	—	—	—	—	—
Michael M. Moran	21,131	2.01	11/16/14	—	—
Cristin K. Reid	32,539	2.01	11/16/14	—	—
Bruce A. Thomas	27,658	2.01	11/16/14	—	—

(1)	All stock option awards were vested as of December 31, 2011, with the exception of those awarded to Nicholas G. Hahn. 50,000 of Mr. Hahn’s options vested on 1/1/12 and 50,000 options vest on 7/1/12.
(2)
Mr. Reid received two restricted stock grants on February 6, 2008 totaling 9,812 shares, and two grants on August 7, 2008 totaling 13,478 shares.  Such restricted shares vest over a four-year period on a graded basis on the anniversary of the grant date each year.  Mr. Reid receives 25% of the grant amount at each vesting date.

(3)	Based upon Capitol's common stock closing price as of December 30, 2011 of $0.09 per share as reported by the OTC Markets Group.

Option Exercises and Stock Vested 2011
	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Joseph D. Reid	—	—	2,454	$ 614 (1)
	—	—	3,370	472 (2)
Nicholas G. Hahn	—	—	—	—
Lee W. Hendrickson	—	—	—	—
Lawrence Connell	—	—	—	—
Michael M. Moran	—	—	—	—
Cristin K. Reid	—	—	—	—
Bruce A. Thomas	—	—	—	—

(1)	Value based upon Capitol's common stock price per share as reported by the OTC Markets Group on February 4, 2011 ($0.25), the last trading day prior to the vesting date.
(2)	Value based upon Capitol's common stock price per share as reported by the OTC Markets Group on August 5, 2011 ($0.14), the last trading day prior to the vesting date.

[The remainder of this page intentionally left blank]

Pension Benefits 2011

Name	Plan Name	Number of Years of Credited Service (#)(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Joseph D. Reid	N/A	N/A	N/A	N/A
Nicholas G. Hahn	N/A	N/A	N/A	N/A
Lee W. Hendrickson	Executive Supplemental Income Agreement	15	N/A	$ 202,000
Lawrence Connell	N/A	N/A	N/A	N/A
Michael M. Moran	Executive Supplemental Income Agreement	12	N/A	—
Cristin K. Reid	N/A	N/A	N/A	N/A
Bruce A. Thomas	Executive Supplemental Income Agreement	12	N/A	—

N/A	Not applicable.
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

In calculating the present value of accumulated benefits, Capitol has assumed that each employee would successfully meet the eligibility requirements (i.e., 15 years of continuous service and attainment of age 65).  Capitol has also assumed for such calculation that each employee would retire upon attainment of age 65.  Capitol took the lump sum amount needed to satisfy the benefits for each executive and reduced it to present value using a discount rate of 8%.  Capitol then calculated the number of years remaining until the employee reached age 65.  Finally, Capitol then accrued the cost, accordingly, to accumulate the amount needed to fund the annual benefit.

Following his resignation from his position as chief financial officer of Capitol in April 2011, Mr. Hendrickson received benefits provided under the terms of his executive supplemental income agreement.  As set forth in the agreement and based on the present value of the accumulated benefits, he received a lump-sum payment of $152,000 and the first annual payment of $50,000 at the time of his resignation, and will continue to receive annual payments of $50,000 until the present value is paid off.

Potential Payments Upon Termination or Change in Control

Capitol has entered into certain agreements and maintains various plans that will require Capitol to provide compensation to the Named Executive Officers, with the exception of Nicholas G. Hahn, in the event of a termination of employment or a termination following a change of control of Capitol.

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

Michael M. Moran, Cristin K. Reid and Bruce A. Thomas

Capitol entered into employment agreements with Ms. Reid in August 2005, Mr. Thomas in March 2006, and Mr. Moran in December 1999 that provided for automatic renewal absent notification to the contrary.  Capitol is permitted to terminate any of the executives' employment at any time with or without cause.  If employment is terminated as a result of the executive's death, Capitol is obligated to pay their respective estates his/her salary for the remainder of the calendar month in which his/her death shall have occurred for Ms. Reid and Mr. Thomas, and for a period of thirty (30) days following death for Mr. Moran.  If Capitol terminates employment without cause, it must pay the executive his/her base salary for a period of one (1) year in the case of Ms. Reid and Mr. Thomas, and for a period of six months in the case of Mr. Moran.

The employment agreements for Ms. Reid and Mr. Thomas also have a change in control provision.  Upon the occurrence of a change in control, if either of these two executives or Capitol terminate the employment agreement, the employee would receive 299% of his/her base salary.  The change of control payment is payable at the option of Capitol either in a lump sum or in equal payments over the remaining term of the employment agreement.  Mr. Moran’s employment agreement does not contain a change in control provision.

Lawrence Connell and Lee W. Hendrickson

Mr. Connell did not have an agreement with Capitol during his employment.  No post-employment benefits were provided to him following his resignation.

Mr. Hendrickson resigned from his position as chief financial officer of Capitol in April 2011.  The terms of his employment agreement did not provide for compensation following voluntary termination, however, he did receive benefits provided under the terms of his executive supplemental income agreement.  As set forth in the executive supplemental income agreement and based on the present value of the accumulated benefits, Mr. Hendrickson received a lump-sum payment of $152,000 and the first annual payment of $50,000 at the time of his resignation, and will continue to receive annual payments of $50,000 until the present value is paid off.  The benefit liabilities under the executive supplemental income agreement are covered by life insurance contracts funded by Capitol.

Potential Post-Employment Payments Table

The table below summarizes maximum lump sum amounts each Named Executive Officer would have been eligible to receive upon a change in control of Capitol or if their employment would have been terminated under the described scenarios as of December 31, 2011.  The table excludes (i) amounts accrued through December 31, 2011 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts, and (ii) vested account balances under Capitol's 401(k) plan.  For as long as Capitol is subject to a written agreement with the Federal Reserve Bank of Chicago, it is not permitted to pay amounts to Named Executive Officers for departure from Capitol for any reason other than death or disability, other than payments for services performed or benefits accrued and payments pursuant to qualified retirement plans or that are otherwise required by applicable law.

Named Executive Officer	Quit/ Termination For Cause ($)	Involuntary Termination Not For Cause ($)	Change In Control ($)	Change In Control With Termination ($)	Death ($)	Disability ($)
Joseph D. Reid	$ 0	$ 3,115,932 (1)	$ 0	$ 3,115,932 (1)	$192,673	$ 0
Nicholas G. Hahn	N/A	N/A	N/A	N/A	N/A	N/A
Michael M. Moran	0	134,663	N/A	N/A	22,444	0
Cristin K. Reid	0	369,000	0	1,103,310	0	0
Bruce A. Thomas	0	313,650	0	937,814	0	0

N/A	Not applicable.
(1)	Amounts reflected represent amounts due under original employment agreement.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, the voting members of the Compensation Committee were James C. Epolito, Kathleen A. Gaskin and Steven L. Maas.  None of these persons was, during such fiscal year, an officer or employee of Capitol or any of its subsidiaries, or was formerly an officer of Capitol or any of its subsidiaries or had any relationship requiring disclosure by Capitol under any paragraph of Item 404 of Regulation S-K of the SEC.

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

[The remainder of this page intentionally left blank]

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table sets forth information as of March 14, 2012 regarding each person (including any group as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who was known to be the beneficial owner of more than 5% of Capitol's common stock as of that date, each of the directors (including each nominee for election as a director), the chief executive officer and the four other Named Executive Officers, and all directors and executive officers as a group including the Named Executive Officers:

Name of Beneficial Owner	Common Stock(1)(2)	Rights to Acquire(3)	Restricted Stock(4)	Percent of Common Stock(5)

Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Trustee for the Capitol Bancorp Ltd. 401(k) Plan 1013 Centre Road Wilmington, DE 19805	2,269,815	—	—	5.53%

Joseph D. Reid Capitol Bancorp Center 200 N. Washington Square Lansing, MI, 48933	957,541	779,505	5,822	4.17%
Michael L. Kasten(6)	140,194	21,314	—	*
Lyle W. Miller(7)	97,237	21,314	—	*
David O'Leary	87,690	21,314	—	*
Paul R. Ballard	150,140	21,314	—	*
David L. Becker	84,854	21,314	—	*
Michael J. Devine	14,202	21,314	—	*
James C. Epolito	4,210	21,314	—	*
Gary A. Falkenberg	64,149	21,314	—	*
Joel I. Ferguson(8)	634,152	21,314	—	1.60%
Kathleen A. Gaskin	39,877	21,314	—	*
H. Nicholas Genova	116,871	21,314	—	*
Lewis D. Johns	250,963	21,314	—	*
Steven L. Maas(9)	871,960	15,883	—	2.16%
Calvin D. Meeusen(10)	119,626	—	—	*
Myrl D. Nofziger	68,398	21,314	—	*
Cristin K. Reid(11)	226,461	32,539	—	*
Ronald K. Sable	37,833	21,314	—	*
Nicholas G. Hahn	—	100,000	—	*
Michael M. Moran	93,580	21,131	—	*
Bruce A. Thomas	37,079	27,658	—	*
All directors and executive officers as a group (25 Persons)(12)	4,627,783	1,666,413	5,822	14.75%

*    Less than 1%

(1)
Represents shares for which the named person (a) has sole voting and investment power or (b) has shared voting and investment power. Excluded are shares that (i) are restricted stock holdings or (ii) may be acquired through stock option or warrant exercises.

(2)	Includes shares held in Capitol's Retirement Plan: 24,663 for Mr. Reid; 164,762 for Ms. Reid, 21,032 for Mr. Moran and 3,266 for Mr. Thomas.
(3)	Represents shares of common stock that can be acquired through stock options exercisable within sixty days after March 14, 2012.
(4)
Represents shares of common stock subject to a vesting schedule, achievement of certain performance criteria, forfeiture risk and other restrictions. Although these shares are subject to forfeiture provisions, the holder has the right to vote the shares and receive dividends, if any, until they are forfeited.

(5)	Assumes shares that such person has rights to acquire are outstanding.
(6)	Mr. Kasten reported 80,000 shares pledged as security.
(7)	Mr. Miller reported 35,300 shares pledged as security.
(8)	Mr. Ferguson reported 3,000 shares pledged as security.
(9)	Mr. Maas reported 67,498 shares pledged as security.
(10)	Mr. Meeusen reported 9,096 shares pledged as security.
(11)	Ms. Reid reported 1,461 shares pledged as security. Excludes 119,619 stock options held by Brian K. English, Capitol's General Counsel and Ms. Reid's husband.
(12)
Includes 601,008 shares allocated and held in Capitol's Retirement Plan (formerly Capitol's separate 401(k) plan and ESOP), and 101,145 shares allocated and held in Capitol's Directors' Deferred Compensation Plan.  As a group, all directors and executive officers have 197,230 shares pledged as security.

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

Capitol's subsidiary bank, Michigan Commerce Bank (“MCB”), leases its Brighton banking facility from Tri-O Development, of which three of David O'Leary's adult children are members.  Rent paid by MCB to the leasing entity amounted to $232,778 in 2011.  Additionally, MCB leases its Ann Arbor banking facility from South State Commerce Center L.L.C. in which Lyle W. Miller's Trust owns a 10% membership interest, H. Nicholas Genova's IRA owns a 10% membership interest and Kathleen A. Gaskin owns a 5% membership interest.  Rent paid by MCB for the Ann Arbor facility amounted to $559,727 in 2011, and maintenance fees amounted to $57,786.  MCB leases its Lansing facility from R & A Development, a Michigan limited partnership of which Joseph D. Reid and Lewis D. Johns are partners.  MCB paid rent of $147,185 in 2011 and $125,713 for leasehold and routine maintenance.  Capitol and its subsidiary bank, Capitol National Bank, paid rent of $982,135 in 2011 for their principal offices at the Capitol Bancorp Center, 200 N. Washington Square, Lansing, Michigan to Business & Trade Center Limited, a Michigan limited partnership of which Joseph D. Reid and Lewis D. Johns are partners; additionally, the cost of leasehold improvements and routine maintenance paid in 2011 was $123,492.  Additionally, Capitol also leases space in the adjacent Phoenix Building from R & A Development and paid rent in the amount of $260,196 in 2011.  The lease rates represent what Capitol believes to be fair market value in the respective markets.  All leasing arrangements which involve insiders have been approved by Capitol's Ethics Committee and reported to bank regulatory agencies prior to their commencement, when appropriate.

Brian K. English, Capitol's general counsel, is licensed to practice law in Arizona, Colorado, Michigan and Ohio.  Mr. English is the son-in-law of Joseph D. Reid and the husband of Cristin K. Reid.  Mr. English was paid $258,300 in 2011.

Capitol and its subsidiaries, on a consolidated basis, own approximately 16% of the outstanding membership interests of Access BIDCO, L.L.C., with an aggregate carrying value of approximately $990,127 at December 31, 2011. Joseph D. Reid, Capitol's chairman and chief executive officer also serves as chairman and chief executive officer of Access BIDCO, L.L.C.  Joseph D. Reid, III (son of Joseph D. Reid) serves as president and chief operating officer of Access BIDCO, L.L.C. and its subsidiary.  Lee W. Hendrickson, who served as Capitol's chief financial officer until April 2011, also served as Access BIDCO, L.L.C.'s chief financial officer, secretary and treasurer through year-end 2011.  Certain other individuals who serve as directors of Access BIDCO, L.L.C. also serve as officers and/or directors of Capitol.

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

Capitol annually requires each of its directors and executive officers to complete a questionnaire that collects updated information about related-person transactions.  Executive management reviews all transactions and relationships disclosed in the director and officer questionnaires and brings to the attention of the Ethics Committee and Capitol's board of directors any matters warranting their attention, as well as the availability of the questionnaires for their review.  The board of directors makes a formal determination regarding each director's independence under Capitol's Corporate Governance Guidelines.

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

Independence of Directors

Capitol's board of directors currently consists of 18 members, over 75 percent of whom are "independent" as defined under the corporate governance standards of the NYSE, which Capitol uses to determine independence among its board members.  The board has adopted categorical standards for determining whether a director is independent and has no material relationships with Capitol.  Under these standards adopted by the board and defined by the NYSE, which Capitol uses to determine independence among the members of its board, absent other material relationships with Capitol that the board of directors believes to jeopardize a director's independence from management, a director will be independent unless the director or any of his or her immediate family members had any of the following relationships with Capitol: employment during any of the past three years (as an executive officer in the case of family members); the receipt of more than $120,000 per year in direct compensation (other than director fees and pension or other forms of deferred compensation for prior service not contingent upon continued service) during any of the past three years; is now, or within the past three years was, a current partner of the internal or external auditor or an employee of such a firm and personally worked on Capitol's audit; employment with another company where any executive officers of Capitol serve or have served on that company's compensation committee during any of the past three years; being an executive officer of a charitable organization to which Capitol contributed the greater of $1 million or 2% of such charitable organization's consolidated gross revenues in any single fiscal year during the preceding three years; or being an executive officer of a company that makes payments to, or receives payments from, Capitol for property or services in a fiscal year in an amount in excess of the greater of $1 million or 2% of such other company's consolidated gross revenues.

In addition, if any business relationship described in the last clause of the preceding paragraph is a lending relationship, deposit relationship, or other banking or commercial relationship between Capitol or its banks, on the one hand, and an entity with which the director or family member is affiliated by reason of being a director, officer or a significant shareholder thereof, on the other hand, such relationships must meet the following criteria: (1) it must be in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons; and (2) with respect to extensions of credit by an affiliate or subsidiary of Capitol to such entity: (a) such extensions of credit have been made in compliance with applicable law, including Regulation O of the Board of Governors of the Federal Reserve and Section 13(k) of the Exchange Act, and (b) no event of default has occurred and is continuing beyond any period of cure.

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

The members of the Audit, Compensation, and Nominating and Governance Committees all meet the standards of independence adopted by the board of directors and applicable SEC rules and regulations.  The Compensation Committee members were not at any time during 2011, or at any other time, employed by Capitol and are not eligible to participate in any of Capitol's benefit plans other than Capitol's stock option plans.  The Compensation Committee members receive compensation from Capitol solely for their service as directors and committee members.

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

Non-Independent Directors

In addition, based on such standards, Capitol's board of directors determined that: (a) Michael J. Devine is not independent because a significant portion of his income is generated from his service to Capitol and its subsidiaries as a consultant; (b) Joseph D. Reid is not independent because he is the chief executive officer and chairman of Capitol and holds more than 5% of the outstanding shares of Capitol's common stock; and (c) Cristin K. Reid is not independent because she is the corporate president of Capitol.

[The remainder of this page intentionally left blank]

Item 14.  Principal Accountant Fees and Services.

Relationship with Independent Registered Public Accounting Firm

The following is a summary of BDO USA, LLP's fees for professional services rendered to Capitol during 2011 and 2010, which fees totaled $745,012 and $1,018,311, respectively, and are categorized in accordance with the SEC's rules on auditor independence:

Audit Fees

BDO USA, LLP's fees totaled $706,028 and $974,486 in connection with the audit of Capitol's consolidated financial statements and reviews of the financial statements included in Capitol's quarterly reports on Form 10-Q for the years ended December 31, 2011 and 2010, respectively.  In addition, audit fees incorporate BDO USA, LLP's audits of certain bank and bank-development subsidiaries of Capitol.  Audit fees also include fees for audit services related to registration statements.

Audit Related Fees

Capitol paid BDO USA, LLP, $38,984 and $41,000 during 2011 and 2010, respectively, for audit related services, including audits of employee benefit plans and other attest services.

Tax Fees

BDO USA, LLP, was not paid any fees in 2011 and was paid $2,825 during 2010 for federal tax return assistance related to employee benefit plans for Capitol and its subsidiaries.

All Other Fees

BDO USA, LLP, did not perform any other services during 2011 or 2010 for Capitol.

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

Capitol's Audit Committee's current policy requires pre-approval of all audit and nonaudit services provided by the independent registered public accounting firm before such firm begins substantial performance of any engagement.  The Audit Committee may delegate authority to a member of the Audit Committee to pre-approve the engagement of independent registered public accounting firms when the entire committee is unable to do so.  All such pre-approvals must be reported to the entire committee at the next committee meeting.  The Audit Committee's pre-approval policy prohibits BDO USA, LLP from providing any nonaudit services that are prohibited by the SEC or the Public Company Accounting Oversight Board.  All fees paid to BDO USA, LLP for services performed in 2010 and 2011 were pre-approved pursuant to this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2.  Financial Statements/Schedules:

The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-55 – F-112 of the Financial Information Section of Annual Report of the Registrant for the year ended December 31, 2011, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets--December 31, 2011 and 2010.

Consolidated statements of operations--Years ended December 31, 2011, 2010 and 2009.

Consolidated statements of changes in stockholders' equity--Years ended December 31, 2011, 2010 and 2009.

Consolidated statements of cash flows--Years ended December 31, 2011, 2010 and 2009.

Notes to consolidated financial statements.

All financial statements have been incorporated by reference from the Annual Report.  No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

(b) Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 85 – 86) which immediately precedes such exhibits and is incorporated herein by reference.

[The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD. Registrant By: /s/ Joseph D. Reid Joseph D. Reid Chairman and Chief Executive Officer	By: /s/ Nicholas G. Hahn Nicholas G. Hahn Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 30, 2012, in the capacities indicated below.

/s/ Joseph D. Reid Joseph D. Reid, Chairman, Chief Executive Officer and Director	/s/ H. Nicholas Genova H. Nicholas Genova, Director
/s/ David O'Leary David O'Leary, Secretary and Director	/s/ Lewis D. Johns_____________________ Lewis D. Johns, Director
/s/ Paul R. Ballard Paul R. Ballard, Director	/s/ Michael L. Kasten Michael L. Kasten, Vice Chairman and Director
/s/ David L. Becker David L. Becker, Director	/s/ Steven L. Maas Steven L. Maas, Director
/s/ Michael J. Devine_________________ Michael J. Devine, Director	/s/ Calvin D. Meeusen Calvin D. Meeusen, Director
_________________________________ James C. Epolito, Director	/s/ Lyle W. Miller Lyle W. Miller, Vice Chairman and Director
/s/ Gary A. Falkenberg Gary A. Falkenberg, Director	___________________________________ Myrl D. Nofziger, Director
/s/ Joel I. Ferguson___________________ Joel I. Ferguson, Director	/s/ Cristin K. Reid Cristin K. Reid, Corporate President and Director
/s/ Kathleen A. Gaskin Kathleen A. Gaskin, Director	___________________________________ Ronald K. Sable, Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	10-K	001-31708	3.1	March 31, 2010	
3.2	Certificate of Amendment to the Articles of Incorporation, effective as of October 19, 1987	10-K	001-31708	3.2	March 31, 2010	
3.3	Certificate of Amendment to the Articles of Incorporation, effective as of May 19, 1988	10-K	001-31708	3.3	March 31, 2010	
3.4	Certificate of Amendment to the Articles of Incorporation, effective as of June 30, 1999	S-3	333-84009	3.(I)	July 29, 1999	
3.5	Certificate of Amendment to Articles of Incorporation, dated May 18, 2005	10-Q	001-31708	3(i)	July 29, 2005	
3.6	Certificate of Amendment to the Articles of Incorporation, effective as of December 10, 2008	8-K	001-31708	3.1	December 10, 2008	
3.7	Certificate of Amendment to Articles of Incorporation, effective as of March 10, 2011	8-K	001-31708	3.1	March 10, 2011	
3.8	Certificate of Designations for Series A Noncumulative Convertible Perpetual Preferred Stock	8-K	001-31708	3.1	August 12, 2009	
3.9	Amended and Restated Certificate of Designations for Series A Noncumulative Convertible Perpetual Preferred Stock	8-K	001-31708	3.1	July 7, 2010	
3.10	Amended and Restated Bylaws	8-K	001-31708	99	February 7, 2007	
3.11	Common Stock Certificate	S-18			September 15, 1988	
3.12	Certificate of Designations for Series X Junior Participating Preferred Stock	8-K	001-31708	3.1	July 21, 2009	
4.1	Rights Agreement between Capitol Bancorp Ltd. and BNY Mellon Shareholder Services as Rights Agent	8-K	001-31708	4.1	July 21, 2009	
4.2	Form of Rights Certificate	8-K	001-31708	4.2	July 21, 2009	
4.3	Indenture dated December 18, 1997 related to Capitol Trust I	S-3	333-41215	4.1	February 9, 1998	
4.4	Subordinated Debenture	S-3	333-41215	4.1	February 9, 1998	
4.5	Amended and Restated Trust Agreement dated December 18, 1997	S-3	333-41215	4.5	February 9, 1998	
4.6	Preferred Security Certificate dated December 18, 1997	S-3	333-41215	4.8	February 9, 1998	
4.7	Preferred Securities Guarantee Agreement of Capitol Trust I dated December 18, 1997	S-3	333-41215	4.6	February 9, 1998	
4.8	Agreement as to Expenses and Liabilities of Capitol Trust I	S-3	333-41215	4.7	February 9, 1998	
4.9	Form of Indenture for Junior Subordinated Debt Securities relating to Capitol Trust XII	8-K	001-31708	4.1	July 9, 2008	
4.10	Form of Amended and Restated Trust Agreement for Capitol Trust XII	8-K	001-31708	4.2	July 9, 2008	
4.11	Form of Preferred Securities Guarantee Agreement for Capitol Trust XII	8-K	001-31708	4.3	July 9, 2008	
4.12	Form of Supplemental Indenture for Capitol Trust I	8-K	001-31708	10.1	February 11, 2011	
4.13	Form of Amended Guarantee Agreement for Capitol Trust I	8-K	001-31708	10.2	February 11, 2011	
4.14	Form of Supplemental Indenture for Capitol Trust XII	8-K	001-31708	10.3	February 11, 2011	
4.15	Form of Amended Guarantee Agreement for Capitol Trust XII	8-K	001-31708	10.4	February 11, 2011	
4.16	Form of Warrant to Purchase Common Stock	8-K	001-31708	4.B	February 27, 2009	
4.17	Form of Warrant to Purchase Common Stock	8-K	001-31708	4.1	April 27, 2010	
10.1	Capitol Bancorp Limited 2003 Stock Plan*	10-Q	001-31708	10.1	October 29, 2004	
10.2	Form of Stock Option Agreement for Awards made pursuant to Capitol Bancorp Limited 2003 Stock Plan*	10-Q	001-31708	10.2	October 29, 2004	
10.3	Amended and Restated Employment Agreement of Joseph D. Reid (dated March 3, 2003 and amendment dated April 22, 2003)*	10-Q	001-18461	10.A	May 14, 2003	
10.4	Lease Agreement with Business & Trade Center, Ltd.	10-KSB			February 25, 1993	
10.5	Capitol Bancorp Ltd. Management Incentive Plan*	10-Q	001-31708	10.2	July 29, 2005	
10.6	Restructured Stock Agreement between Capitol Bancorp Ltd. and Joseph D. Reid	10-K	001-31708	10.(Q)	March 16, 2006	
10.7	Second Amendment to Employment Agreement with Joseph D. Reid (dated March 14, 2007)*	10-K	001-31708	10.(S)	March 16, 2007	
10.8	Capitol Bancorp Limited 2007 Equity Incentive Plan*	8-K/A	001-31708	10.1	May 2, 2007	
10.9	Notice of Grant of Restricted Stock Award and Award Agreement under the Capitol Bancorp Limited 2007 Equity Incentive Plan*	8-K/A	001-31708	10.2	May 2, 2007	
10.10	Notice of Grant of Stock Options and Award Agreement under the Capitol Bancorp Limited 2007 Equity Incentive Plan*	8-K/A	001-31708	10.3	May 2, 2007