Form 10-Q
period 2012-03-31
CAPITOL BANCORP LTD
filed 2012-05-03
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, No par value	41,038,908 shares

INDEX

PART I.                      FINANCIAL INFORMATION

Forward-Looking Statements
Some statements contained in this document, including consolidated financial statements of Capitol Bancorp Limited ("Capitol" or the "Corporation"), Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to:

•  The risks associated with implementing Capitol's business strategy, including its ability to preserve and access sufficient capital to execute its strategy;

•  Capitol's ability to continue as a going concern;

•  The availability and cost of capital and liquidity on favorable terms, if at all, which may depend in part on Capitol's asset quality, prospects and outlook;

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

•  The possibility of the Federal Deposit Insurance Corporation ("FDIC") assessing Capitol's banking subsidiaries for any cross-guaranty liability;

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

•  The risks associated with the high concentration of commercial real estate loans within Capitol's consolidated loan portfolio along with other credit risks associated with individual large loans;

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

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

Forward-Looking Statements – Continued

•  The effects of competition from other commercial banks, savings associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in Capitol's markets or elsewhere or providing similar services;

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

•  The effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Emergency Economic Stabilization Act of 2008, the implementation by the Department of the U.S. Treasury and federal banking regulators of a number of programs to address capital and liquidity issues within the banking system and additional programs that may apply to Capitol in the future, all of which may have significant effects on Capitol and the financial services industry;

•  Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on Capitol through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements and operational limitations;

•  The ability of the U.S. government to develop a fiscal operating budget that controls spending and serves to reduce the national deficit in a meaningful way, and the potential impact on future inflation and the current weak national economy;

•  Acts of war or terrorism; and

•  Other factors and other information contained in this document and in other reports and filings that Capitol makes with the SEC under the Securities Exchange Act of 1934, as amended, including, without limitation, under the caption "Risk Factors."

For a discussion of these and other risks that may cause actual results to differ from expectations, you should refer to the risk factors and other information in this Form 10-Q and Capitol's other periodic filings, including its 2011 Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, that Capitol files from time to time with the SEC.  All written or oral forward-looking statements that are made by or are attributable to Capitol are expressly qualified by this cautionary notice.

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

INDEX – Continued

PART I.                      FINANCIAL INFORMATION – Continued

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(in $1,000s, except share and per-share data)

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$58,714	$43,613
Money market and interest-bearing deposits	321,332	343,611
Cash and cash equivalents	380,046	387,224
Loans held for sale	814	2,936
Investment securities -- Note C:
Available for sale, carried at fair value	23,089	25,082
Held for long-term investment, carried at
amortized cost which approximates fair value	2,722	2,737
Total investment securities	25,811	27,819
Federal Home Loan Bank and Federal Reserve
Bank stock (carried on the basis of cost) -- Note C	13,401	13,514
Portfolio loans, less allowance for loan losses of $86,799
in 2012 and $92,529 in 2011 -- Note D	1,485,320	1,571,680
Premises and equipment	27,364	27,420
Accrued interest income	5,232	5,507
Other real estate owned	105,966	100,463
Other assets	14,785	17,037
Assets of discontinued operations -- Note E	-	51,665

TOTAL ASSETS	$2,058,739	$2,205,265

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$369,320	$348,817
Interest-bearing	1,562,042	1,661,030
Total deposits	1,931,362	2,009,847
Debt obligations:
Notes payable and other borrowings	50,067	60,178
Subordinated debentures -- Note I	149,181	149,156
Total debt obligations	199,248	209,334
Accrued interest on deposits and other liabilities	49,379	50,593
Liabilities of discontinued operations -- Note E	-	44,138
Total liabilities	2,179,989	2,313,912

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Notes G and L:
Preferred stock (Series A), 700,000 shares authorized
($100 per-share liquidation preference); 50,980 shares
issued and outstanding	5,098	5,098
Preferred stock (for potential future issuance),
19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 1,500,000,000 shares authorized;
issued and outstanding: 2012 - 41,038,908 shares
2011 - 41,039,767 shares	292,163	292,135
Retained-earnings deficit	(412,758)	(404,846)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Accumulated other comprehensive income	62	70
Total Capitol Bancorp Limited stockholders' equity deficit	(115,976)	(108,084)
Noncontrolling interests in consolidated subsidiaries	(5,274)	(563)
Total equity deficit	(121,250)	(108,647)

TOTAL LIABILITIES AND EQUITY	$2,058,739	$2,205,265

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
(in $1,000s, except per-share data)

	2012	2011
Interest income:
Portfolio loans (including fees)	$22,596	$27,908
Loans held for sale	15	23
Taxable investment securities	71	50
Other	312	378
Total interest income	22,994	28,359
Interest expense:
Deposits	4,298	7,084
Debt obligations and other	3,125	3,057
Total interest expense	7,423	10,141
Net interest income	15,571	18,218
Provision for loan losses -- Note D	1,326	13,429
Net interest income after provision
for loan losses	14,245	4,789
Noninterest income:
Service charges on deposit accounts	816	792
Trust and wealth-management revenue	723	944
Fees from origination of non-portfolio residential
mortgage loans	243	232
Gain on sale of government-guaranteed loans	219	451
Gain on debt extinguishment -- Note I		16,861
Other	1,654	1,780
Total noninterest income	3,655	21,060
Noninterest expense:
Salaries and employee benefits	11,333	13,042
Occupancy	2,681	2,937
Equipment rent, depreciation and maintenance	1,497	1,967
Costs associated with foreclosed properties and other
real estate owned	5,148	7,458
FDIC insurance premiums and other regulatory fees	1,790	2,897
Other	4,648	7,296
Total noninterest expense	27,097	35,597
Loss before income tax benefit	(9,197)	(9,748)
Income tax benefit	(117)	(2,226)
Loss from continuing operations	(9,080)	(7,522)
Discontinued operations -- Note E:
Income from operations of bank subsidiaries sold	77	1,959
Gain on sale of bank subsidiaries	126	4,368
Less income tax expense	54	1,579
Income from discontinued operations	149	4,748
NET LOSS	(8,931)	(2,774)
Net losses attributable to noncontrolling interests in
consolidated subsidiaries	1,019	3,063

NET INCOME (LOSS) ATTRIBUTABLE TO CAPITOL
BANCORP LIMITED	$(7,912)	$289

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO CAPITOL BANCORP
LIMITED -- Note H	$(0.19)	$0.01

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
(in $1,000s)

	2012	2011

NET LOSS	$(8,931)	$(2,774)

Other comprehensive loss, net of tax:
Unrealized losses arising during the period	(8)	(24)
Less reclassification adjustment for losses
included in net loss	--	--

COMPREHENSIVE LOSS	(8)	(24)

Comprehensive loss attributable to noncontrolling interests in
consolidated subsidiaries	--	--

COMPREHENSIVE LOSS ATTRIBUTABLE
TO CAPITOL BANCORP LIMITED	$(8,939)	$(2,798)

See notes to condensed consolidated financial statements.

	Capitol Bancorp Limited Stockholders' Equity							
	Preferred Stock	Common Stock	Retained-Earnings (Deficit)	Undistributed Common Stock Held by Employee-Benefit Trust	Accumulated Other Comprehensive Income (Loss)	Total Capitol Bancorp Limited Stockholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity (Deficit)
Three Months Ended March 31, 2011								
Balances at January 1, 2011	$ 5,098	$ 287,190	$ (353,757)	$ (541)	$ 156	$ (61,854)	$ 23,173	$ (38,681)
Reduction in noncontrolling interest of sold subsidiary							(2,673)	(2,673)
Issuance of 19,545,360 shares of common stock for redemption of trust-preferred securities		5,082				5,082		5,082
Surrender of 859 shares of common stock to facilitate vesting of restricted stock		--				--		--
Reversal of compensation expense relating to 36,600 forfeited restricted common stock and stock options		(61)				(61)		(61)
Recognition of compensation expense relating to restricted common stock and stock options		160				160		160
Tax effect of share-based payments		(17)				(17)		(17)
Net income (loss)			289			289	(3,063)	(2,774)
Other comprehensive loss					(24)	(24)		(24)
BALANCES AT MARCH 31, 2011	$ 5,098	$ 292,354	$ (353,468)	$ (541)	$ 132	$ (56,425)	$ 17,437	$ (38,988)
Three Months Ended March 31, 2012								
Balances at January 1, 2012	$ 5,098	$ 292,135	$ (404,846)	$ (541)	$ 70	$ (108,084)	$ (563)	$ (108,647)
Reduction in noncontrolling interest of sold subsidiaries							(3,692)	(3,692)
Surrender of 859 shares of common stock to facilitate vesting of restricted stock		--				--		--
Recognition of compensation expense relating to restricted common stock and stock options		45				45		45
Tax effect of share-based payments		(17)				(17)		(17)
Net loss			(7,912)			(7,912)	(1,019)	(8,931)
Other comprehensive loss					(8)	(8)		(8)
BALANCES AT MARCH 31, 2012	$ 5,098	$ 292,163	$ (412,758)	$ (541)	$ 62	$ (115,976)	$ (5,274)	$ (121,250)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
(in $1,000s)

	2012	2011

OPERATING ACTIVITIES
Net loss	$(8,931)	$(2,774)
Adjustments to reconcile net loss to net cash provided
by operating activities (including discontinued operations):
Provision for loan losses	1,326	13,961
Depreciation of premises and equipment	1,050	1,597
Net amortization of investment security premiums	45	3
Loss on sale of premises and equipment	21	4
Gain on sale of government-guaranteed loans	(219)	(786)
Gain on sale of bank subsidiaries	(126)	(4,368)
Gain on extinguishment of debt	--	(16,861)
Loss (gain) on sale of other real estate owned	(333)	134
Write-down of other real estate owned	4,789	4,223
Amortization of issuance costs of subordinated debentures	25	25
Share-based compensation expense	45	99
Deferred income tax credit	(243)	(230)
Originations and purchases of loans held for sale	(8,461)	(9,516)
Proceeds from sales of loans held for sale	10,583	14,847
Decrease in accrued interest income and other assets	2,697	17,262
Increase (decrease) in accrued interest expense on deposits
and other liabilities	(1,196)	1,187

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,072	18,807

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	--	488
Proceeds from calls, prepayments and maturities of investment
securities	4,437	6,766
Purchases of investment securities	(2,500)	(10,265)
Redemption of Federal Home Loan Bank stock by issuer	144	42
Purchase of Federal Home Loan Bank stock	(31)	(849)
Net decrease in portfolio loans	64,597	40,531
Proceeds from sales of government-guaranteed loans	2,377	11,628
Proceeds from sales of premises and equipment	28	50
Purchases of premises and equipment	(1,038)	(592)
Proceeds from sale of bank subsidiaries	4,060	8,869
Payments received on other real estate owned	15	14
Proceeds from sales of other real estate owned	8,627	7,988

NET CASH PROVIDED BY INVESTING ACTIVITIES	80,716	64,670

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	51,933	42,353
Net decrease in certificates of deposit	(130,154)	(112,350)
Net borrowing from (payments on) debt obligations	(111)	425
Proceeds from Federal Home Loan Bank borrowings	4,500	91,350
Payments on Federal Home Loan Bank borrowings	(14,500)	(103,250)
Tax effect of share-based payments	(17)	(17)

NET CASH USED IN FINANCING ACTIVITIES	(88,349)	(81,489)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,561)	1,988

Change in cash and cash equivalents of discontinued operations	(617)	(6,138)

Cash and cash equivalents at beginning of period	387,224	421,344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$380,046	$417,194

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$7,721	$11,914
Transfers of loans to other real estate owned	18,601	17,671
Exchange of common stock for redemption of debt	--	5,082

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Capitol Bancorp Limited ("Capitol" or the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements do, however, include all adjustments of a normal recurring nature (in accordance with Rule 10-01(b)(8) of Regulation S-X) which Capitol considers necessary for a fair presentation of the interim periods.

The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements as of that date.  Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed on page 45 of this document, as well as a variety of risk factors discussed elsewhere in this document and in Capitol's other filings with the SEC.  Capitol's auditors included a going concern qualification in the most recent report on the Corporation's audited consolidated financial statements as of and for the year ended December 31, 2011.

Note B – Accounting Standards Updates

In April 2011, an accounting standards update was issued to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets on substantially the agreed upon terms.  This standard eliminates consideration of the transferor's ability to fulfill its contractual rights and obligations from the criteria, as well as related implementation guidance (i.e., that it possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets), in determining effective control, even in the event of default by the transferee.  Other criteria applicable to the assessment of effective control are not changed by this new guidance.  This new guidance became effective January 1, 2012 and it did not have any effect on the Corporation's consolidated financial statements upon implementation.

In May 2011, an accounting standards update was issued to amend the fair value measurement and disclosure requirements to explain how to measure fair value in certain instances, but it does not require additional fair value measurements.  Some of the amendments include clarification regarding the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, measuring the fair value of financial instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, expanded disclosure requirements to include quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy and expanded disclosure of the categorization by level of the fair value hierarchy for the items that are not measured at fair value in the balance sheet, but for where the estimated fair value is required to be disclosed (e.g. portfolio loans and deposits).  This new guidance was effective prospectively beginning January 1, 2012 and it did not have a material effect on the Corporation's consolidated financial statements upon implementation.  The new disclosures of the fair value levels of the Corporation's assets and liabilities are set forth in Note F.

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

adjustments for items that are reclassified from other comprehensive income to net income in the statement(s), where the components of net income and the components of other comprehensive income are presented.  This new guidance was effective retrospectively for all annual and interim periods presented beginning January 1, 2012 and the Corporation now presents a separate condensed consolidated statement of comprehensive income.  In October 2011, the FASB decided to defer the presentation of reclassification adjustments pending further consideration.

Note C – Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities consisted of the following (in $1,000s):

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$3,499	$3,503	$4,004	$4,013
United States government agency	9,028	9,035	9,805	9,819
Mortgage-backed	10,365	10,443	10,894	10,972
Municipalities	103	108	275	278
	22,995	23,089	24,978	25,082
Held for long-term investment:
Capitol Development Bancorp Limited III	958	958	973	973
Other equity investments	1,764	1,764	1,764	1,764
	2,722	2,722	2,737	2,737

	$25,717	$25,811	$27,715	$27,819

Securities held for long-term investment are not subject to the classification and accounting rules relating to most typical investments.  In addition, Capitol's other equity investments consist mostly of equity-method investments in non-public enterprises which, accordingly, are outside of the scope of accounting rules for most typical investments which often require use of estimated fair value.  Those entities, which are primarily involved in making equity investments in or financing small businesses, use the fair value method of accounting in valuing their investment portfolios.  Notwithstanding that those investments are outside the scope of such accounting rules, they are included in Capitol's investment securities for financial reporting purposes to summarize all such investment securities together for reporting purposes.

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	March 31, 2012		December 31, 2011
	Gains	Losses	Gains	Losses

United States treasury	$6	$1	$9
United States government agency	11	4	16	$2
Mortgage-backed	95	17	93	16
Municipalities	4		4

	$116	$22	$122	$18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note C – Investment Securities – Continued

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	March 31, 2012		December 31, 2011
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value
One year or less:
United States treasury	$1	$1,498
United States government agency	4	996	$2	$3,247
Mortgage-backed	17	6,226	16	6,680

	$22	$8,720	$18	$9,927

Gross realized gains and losses from sales and maturities of investment securities were insignificant for each of the periods presented.

Scheduled maturities of investment securities held as of March 31, 2012 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$8,278	$8,290
After one year, through five years	4,370	4,374
After five years, through ten years	310	329
After ten years	10,037	10,096
Securities held for long-term investment
without stated maturities	2,722	2,722

	$25,717	$25,811

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall assessment of probable incurred losses (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	March 31, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually
evaluated for
impairment	$10,986	$4,201	$3,784	$3,361	$20			$22,352
Collectively
evaluated for
probable incurred
losses	22,497	13,997	6,472	9,341	536	$18	$11,586	64,447

Total allowance
for loan losses	$33,483	$18,198	$10,256	$12,702	$556	$18	$11,586	$86,799

Portfolio loans:
Individually
evaluated for
impairment	$159,343	$55,685	$33,840	$22,529	$109			$271,506
Collectively
evaluated for
probable incurred
losses	776,589	284,971	68,984	154,296	12,870	$2,903		1,300,613

Total portfolio loans	$935,932	$340,656	$102,824	$176,825	$12,979	$2,903		$1,572,119

	December 31, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually
evaluated for
impairment	$11,141	$4,305	$3,434	$3,740	$29			$22,649
Collectively
evaluated for
probable incurred
losses	28,204	16,836	8,453	11,199	721	$20	$4,447	69,880

Total allowance
for loan losses	$39,345	$21,141	$11,887	$14,939	$750	$20	$4,447	$92,529

Portfolio loans:
Individually
evaluated for
impairment	$173,165	$59,371	$40,013	$23,796	$63			$296,408
Collectively
evaluated for
probable incurred
losses	799,880	304,431	77,723	169,055	13,750	$2,962		1,367,801

Total portfolio loans	$973,045	$363,802	$117,736	$192,851	$13,813	$2,962		$1,664,209

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

The tables below summarize activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 (in $1,000s) by loan type:

	Three Months Ended March 31, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$39,345	$21,141	$11,887	$14,939	$750	$20	$4,447	$92,529

Charge-offs	(5,992)	(4,708)	(2,227)	(1,801)	(295)			(15,023)
Recoveries	2,515	3,207	773	1,402	63	7		7,967
Net charge-offs	(3,477)	(1,501)	(1,454)	(399)	(232)	7		(7,056)

Provision for loan
losses	1,869	105	289	(1,038)	97	4		1,326

Additional
unallocated
allowance	(4,254)	(1,547)	(466)	(800)	(59)	(13)	7,139

Ending balance	$33,483	$18,198	$10,256	$12,702	$556	$18	$11,586	$86,799

	Three Months Ended March 31, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$50,017	$35,722	$18,867	$24,660	$709	$87	$130,062

Acquired loan loss
reserve	1,043	117	651	500	68	1	2,380

Charge-offs	(8,599)	(7,265)	(8,225)	(5,303)	(223)		(29,615)
Recoveries	995	981	3,008	776	38	1	5,799
Net charge-offs	(7,604)	(6,284)	(5,217)	(4,527)	(185)	1	(23,816)

Provision for loan
losses	7,488	(2,487)	3,843	4,337	291	(43)	13,429

Ending balance	$50,944	$27,068	$18,144	$24,970	$883	$46	$122,055

The average total portfolio loans for the three months ended March 31, 2012 and 2011 were $1.6 billion and $2.1 billion, respectively.  The ratio of net charge-offs (annualized) to average portfolio loans outstanding was 1.74% and 4.62% as of March 31, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	March 31, 2012	December 31, 2011
Nonaccrual loans:
Loans secured by real estate:
Commercial	$115,735	$122,481
Residential (including multi-family)	41,081	47,728
Construction, land development and other land	24,026	31,297
Total loans secured by real estate	180,842	201,506
Commercial and other business-purpose loans	15,064	18,002
Consumer	182	124
Total nonaccrual loans	196,088	219,632

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	696	3,778
Residential (including multi-family)	1,089	259
Construction, land development and other land	312	--
Total loans secured by real estate	2,097	4,037
Commercial and other business-purpose loans	233	148
Consumer	17	38
Total past due loans	2,347	4,223

Total nonperforming loans	$198,435	$223,855

Real estate owned and other repossessed assets	106,031	100,727

Total nonperforming assets	$304,466	$324,582

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of March 31, 2012:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$87,527	$92,939	$11,434
Residential (including multi-family)	38,257	41,625	5,281
Construction, land development and other land	17,737	20,878	4,012
Total loans secured by real estate	143,521	155,442	20,727
Commercial and other business-purpose loans	15,767	17,389	3,583
Consumer	286	1,370	111
	159,574	174,201	24,421
With no related allowance recorded:
Loans secured by real estate:
Commercial	89,720	134,503
Residential (including multi-family)	25,509	46,918
Construction, land development and other land	19,603	36,765
Total loans secured by real estate	134,832	218,186
Commercial and other business-purpose loans	9,683	21,978
Consumer	14	672
	144,529	240,836

Total	$304,103	$415,037	$24,421

Included in total impaired loans as of March 31, 2012 is $220.1 million of loans modified as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note).

Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three months ended March 31, 2012 and 2011, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Three Months Ended
	March 31, 2012		March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recorded	Investment	Recorded

Commercial	$178,560	$1,732	$184,722	$544
Residential (including multi-family)	66,555	679	65,364	150
Construction, land development and other land	40,192	392	53,539	36
Total loans secured by real estate	285,307	2,803	303,625	730
Commercial and other business-purpose loans	26,699	318	34,486	100
Consumer	239	4	395

Total	$312,245	$3,125	$338,506	$830

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of December 31, 2011:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$72,164	$83,433	$11,533
Residential (including multi-family)	33,649	38,238	5,744
Construction, land development and other land	16,980	22,940	3,764
Total loans secured by real estate	122,793	144,611	21,041
Commercial and other business-purpose loans	16,120	17,506	4,728
Consumer	166	173	95
	139,079	162,290	25,864
With no related allowance recorded:
Loans secured by real estate:
Commercial	107,709	148,926
Residential (including multi-family)	35,695	48,220
Construction, land development and other land	26,064	42,309
Total loans secured by real estate	169,468	239,455
Commercial and other business-purpose loans	11,828	17,146
Consumer	12	48
	181,308	256,649

Total	$320,387	$418,939	$25,864

Included in impaired loans as of December 31, 2011 is $217.5 million of loans modified as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note).

The following tables summarize the aging and amounts of past due loans (in $1,000s):

	March 31, 2012
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$21,698	$696	$115,735	$138,129	$797,803	$935,932
Residential (including multi-
family)	5,917	1,089	41,081	48,087	292,569	340,656
Construction, land development
and other land	2,593	312	24,026	26,931	75,893	102,824
Total loans secured by real estate	30,208	2,097	180,842	213,147	1,166,265	1,379,412
Commercial and other business-
purpose loans	3,414	233	15,064	18,711	158,114	176,825
Consumer	97	17	182	296	12,683	12,979
Other	3			3	2,900	2,903

Total	$33,722	$2,347	$196,088	$232,157	$1,339,962	$1,572,119

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

	December 31, 2011
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$18,127	$3,778	$122,481	$144,386	$828,659	$973,045
Residential (including multi-
family)	5,376	259	47,728	53,363	310,439	363,802
Construction, land development
and other land	4,634		31,297	35,931	81,805	117,736
Total loans secured by real estate	28,137	4,037	201,506	233,680	1,220,903	1,454,583
Commercial and other business-
purpose loans	3,958	148	18,002	22,108	170,743	192,851
Consumer	479	38	124	641	13,172	13,813
Other					2,962	2,962

Total	$32,574	$4,223	$219,632	$256,429	$1,407,780	$1,664,209

Capitol categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt obligations based on:  current financial information, aging analysis, historical payment experience, credit documentation and public information, among other factors.  Capitol analyzes loans individually by classifying the loans as to credit risk.  This analysis generally includes all loans and is generally performed at least quarterly.  The following loan risk rating definitions are used:

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	March 31, 2012
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$639,516	$92,853	$203,563	$935,932
Residential (including multi-family)	237,746	28,513	74,397	340,656
Construction, land development and
other land	52,475	14,036	36,313	102,824
Total loans secured by real estate	929,737	135,402	314,273	1,379,412
Commercial and other business-purpose
loans	133,331	13,795	29,699	176,825
Consumer	11,868	666	445	12,979
Other	2,618	285		2,903

Total	$1,077,554	$150,148	$344,417	$1,572,119

	December 31, 2011
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$662,963	$94,151	$215,931	$973,045
Residential (including multi-family)	250,750	32,631	80,421	363,802
Construction, land development and
other land	59,249	12,592	45,895	117,736
Total loans secured by real estate	972,962	139,374	342,247	1,454,583
Commercial and other business-purpose
loans	145,498	14,641	32,712	192,851
Consumer	12,715	578	520	13,813
Other	2,668	294		2,962

Total	$1,133,843	$154,887	$375,479	$1,664,209

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

The Corporation has designated a troubled debt restructuring as a loan that has been modified because the borrower is experiencing financial difficulty and the loan meets one or more of the following criteria:

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

The loan portfolios contain primarily three categories of troubled debt restructurings, (1) loans for which the rate or terms have been modified (2) loans for which the rate or terms have not been modified but the loan was extended or renewed, and (3) loans that have been modified with interest only terms.  The following are the factors that enter into the determination of the specific reserve for each of these categories:

Loans for which the rate or terms have been modified:  The specific reserve for loans in this category, for which the repayment ability is based on the cash flows of the borrower, is determined using a discounted cash flow analysis.  The discount period used is based on when the bank believes, based on cash flows from the borrower or project, that the credit will be paid in full.  The period used is generally based on a defined cash flow event that is projected to occur in the future.  For an event which will result in a paydown allowing for a refinance, the discount period would be the number of months until the refinance.  If an event for paydown or refinance cannot be documented, a discount period that will result in the cash flows from the borrower reducing the loan balance down to the collateral value is used.  The specific reserve for loans in this category that have been deemed collateral dependent is determined using the collateral dependency method.

Loans for which there has been no rate or term modification:  If there has been no change in the rate and term, a discounted cash flow analysis using the same terms would not, in most cases, yield a specific reserve allocation commensurate with loans in the general allowance account that have similar risk characteristics with respect to payment default but that have not been modified and are a troubled debt restructuring.  In the determination of the specific reserve for this category of loans, the appropriate general pool loss reserve factor is used as a baseline with adjustments made based on known circumstances that may affect the collectability of the loan.  Any increase

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

or decrease to the baseline general allowance reserve factor is determined based on the loss experience for loans with similar risk characteristics and probabilities of default.

Loans that have interest only terms:  Unless there is a specific event that can be documented which will result in the loan being paid, returned to the original contract terms or refinanced, these loans are treated as collateral-dependent and the specific reserve is based on the net value of the collateral held.

The following table summarizes loans modified as troubled debt restructurings during the three months ended March 31, 2012 (in $1,000s):

	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	52	$16,174	$16,215	$1,158
Residential	41	4,160	4,384	306
Construction, land development
and other	22	3,604	2,784	272
Total loans secured by
real estate	115	23,938	23,383	1,736
Commercial and other business-
purpose loans	18	895	1,262	123
Consumer	2	2	39	3

Total	135	$24,835	$24,684	$1,862

Of the amounts in the table above, approximately $8.8 million, or 36%, and 53 contracts, or 39%, are substandard rated loans that were extended or renewed with no change in rate or terms, and the terms provided were not representative of current market rates for loans with similar risk characteristics.  The remainder of the troubled debt restructuring pool constitutes loans where repayment terms and/or interest rates were modified, or the loan was modified to an "interest only" structure.

The following table summarizes loans modified as troubled debt restructurings in the last twelve months for which there was a payment default (i.e., when a loan becomes 90 days or more past due) during the three months ended March 31, 2012 (in $1,000s):

	Number of Contracts	Recorded Investment
Troubled debt restructurings that
subsequently defaulted:
Loans secured by real estate:
Commercial	11	$1,799
Residential	6	348
Construction, land development
and other	1	62
Total loans secured by
real estate	18	2,209
Commercial and other business-
purpose loans	2	105

Total	20	$2,314

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note D – Loans – Continued

The total amount of troubled debt restructurings as of March 31, 2012 and December 31, 2011 is detailed in the following tables by loan type and accrual status (in $1,000s):

	Troubled Debt Restructurings at March 31, 2012
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$66,867	$61,512	$128,379
Residential (including multi-family)	25,483	22,685	48,168
Construction, land development and
other land	12,452	13,315	25,767
Total loans secured by real estate	104,802	97,512	202,314
Commercial and other business-purpose
loans	7,263	10,386	17,649
Consumer	1	118	119

Total	$112,066	$108,016	$220,082

	Troubled Debt Restructurings at December 31, 2011
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$65,814	$57,392	$123,206
Residential (including multi-family)	27,105	21,616	48,721
Construction, land development and
other land	15,475	11,748	27,223
Total loans secured by real estate	108,394	90,756	199,150
Commercial and other business-purpose
loans	8,336	9,945	18,281
Consumer		54	54

Total	$116,730	$100,755	$217,485

Note E – Discontinued Operations

During the period ended March 31, 2012, Capitol completed the following sale of a bank subsidiary (in $1,000s):

		Sale
	Date Sold	Proceeds	Gain

Mountain View Bank of Commerce(1)	January 30, 2012	$4,060	$126

(1)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note E – Discontinued Operations – Continued

The results of operations for Mountain View Bank of Commerce, together with the results of operations of banks sold in 2011, including Bank of Feather River, Bank of Fort Bend, Bank of Las Colinas, Bank of the Northwest, Bank of Tucson – main office, Community Bank of Rowan, Evansville Commerce Bank and Sunrise Bank, are classified as discontinued operations for the periods presented and include the following components (in $1,000s):

	Three Months Ended March 31
	2012	2011

Interest income	$215	$8,802
Interest expense	44	1,426
Net interest income	171	7,376
Provision for loan losses		532
Net interest income after provision for
loan losses	171	6,844
Noninterest income	6	773
Gain on sale of bank subsidiaries	126	4,368
Noninterest expense	100	5,658
Income before income taxes	203	6,327
Less income tax expense	54	1,579
Net income from discontinued operations	149	4,748
Net income attributable to noncontrolling
interests in consolidated subsidiaries	(12)	(236)
Net income from discontinued operations
attributable to Capitol Bancorp Limited	$137	$4,512
Net income from discontinued operations
per common share attributable to Capitol
Bancorp Limited	$--	$0.14

Assets and liabilities of discontinued operations as of December 31, 2011 are summarized below (in $1,000s) (none as of March 31, 2012):

Assets:		Liabilities:
Cash and cash equivalents	$9,898	Noninterest-bearing
Federal Home Loan Bank		deposits	$7,371
stock	293	Interest-bearing deposits	34,336
Portfolio loans	40,060	Total deposits	41,707
Less allowance for loan		Other liabilities	2,431
losses	(751)
Net portfolio loans	39,309		$44,138
Premises and equipment	381
Other real estate owned	1,009
Other assets	775

	$51,665

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

The following is a description of Capitol's valuation methodologies used to measure and disclose the fair values of its assets and liabilities on a recurring or nonrecurring basis:

Investment securities available for sale:  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, when available (Level 1 inputs).  If quoted prices are not available, fair values are measured using independent pricing models, as Level 2 inputs.

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at March 31, 2012.  Fair value is based on independent quoted market prices, where applicable (Level 1 inputs), or the prices for other whole mortgage loans with similar characteristics, as Level 2 inputs.

Loans:  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments for collateral-dependent loans are recorded to reflect partial write-downs or specific reserves based on the observable market price, current appraised value of the collateral or other estimates of fair value, as Level 3 inputs.

Other real estate owned:  At the time of foreclosure, foreclosed properties are adjusted to estimated fair value less estimated costs to sell upon transfer from portfolio loans to other real estate owned, establishing a new carrying value.  The Corporation subsequently adjusts estimated fair value of other real estate owned on a nonrecurring basis to reflect partial write-downs based on the observable market price or current appraisal data, as Level 3 inputs.

Long-lived and indefinite-lived assets:  The Corporation does not record long-lived or indefinite-lived assets at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to a long-lived or indefinite-lived asset are recorded to reflect partial write-downs based on the observable market price or other estimate of fair value in the event of impairment.

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2012 and December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note F – Fair Value – Continued

Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	March 31, 2012		December 31, 2011
	Total	Significant Other Observable Inputs (Level 2)	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:(1)
United States treasury	$3,503	$3,503	$4,013	$4,013
United States government agency	9,035	9,035	9,819	9,819
Mortgage-backed	10,443	10,443	10,972	10,972
Municipalities	108	108	278	278

	$23,089	$23,089	$25,082	$25,082

(1)	Level 2 inputs for investment securities available for sale include pricing models from independent pricing sources with reasonable levels of price transparency.

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	March 31, 2012		December 31, 2011
	Total	Significant Unobservable Inputs (Level 3)	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$144,529	$144,529	$181,308	$181,308

Other real estate owned(2)	$105,966	$105,966	$100,463	$100,463

(1)	Level 3 inputs for impaired loans include appraised value of the applicable collateral or other unobservable estimates of fair value.
(2)
Level 3 inputs for other real estate owned include appraised value of the foreclosed property or other unobservable estimates of fair value.
Fair value is reduced by estimated costs to sell the properties.

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

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

		March 31, 2012		December 31, 2011
	Level Used to Measure Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash	1	$58,714	$58,714	$43,613	$43,613
Cash equivalents	2	321,332	321,332	343,611	343,611
Loans held for sale	2	814	814	2,936	2,936
Investment securities:
Available for sale	2	23,089	23,089	25,082	25,082
Held for long-term investment	3	2,722	2,722	2,737	2,737
		25,811	25,811	27,819	27,819
Federal Home Loan Bank and Federal Reserve Bank stock	2	13,401	13,401	13,514	13,514
Portfolio loans:
Loans secured by real estate:
Commercial	3	935,932	933,402	973,045	969,531
Residential (including multi-family)	3	340,656	340,196	363,802	363,233
Construction, land development and other land	3	102,824	102,794	117,736	117,714
Total loans secured by real estate		1,379,412	1,376,392	1,454,583	1,450,478
Commercial and other business-purpose loans	3	176,825	176,797	192,851	192,880
Consumer	3	12,979	13,670	13,813	14,010
Other	3	2,903	2,870	2,962	2,727
Total portfolio loans		1,572,119	1,569,729	1,664,209	1,660,095
Less allowance for loan losses	3	(86,799)	(86,799)	(92,529)	(92,529)
Net portfolio loans		1,485,320	1,482,930	1,571,680	1,567,566

Financial liabilities:
Deposits:
Noninterest-bearing	1	369,320	369,320	348,817	348,817
Interest-bearing:
Demand accounts	2	550,693	550,693	533,432	533,432
Time certificates of less than $100,000	3	437,840	443,550	492,530	497,931
Time certificates of $100,000 or more	3	573,509	578,837	635,068	639,504
Total interest-bearing		1,562,042	1,573,080	1,661,030	1,670,867
Total deposits		1,931,362	1,942,400	2,009,847	2,019,684
Notes payable and other borrowings	3	50,067	50,790	60,178	61,351
Subordinated debentures	3	149,181	124,691	149,156	123,452

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

Note G – Stock Options

Stock option activity is summarized as follows:

	Number Outstanding	Exercise Price Range			Weighted Average Exercise Price

Outstanding at January 1, 2012	2,163,434	$0.06	to	$46.20	$13.61
Cancelled or expired	(106,662)	0.06	to	34.84	14.57

Outstanding at March 31, 2012	2,056,772	$0.06	to	$46.20	$13.56

There were no stock options granted during the three months ended March 31, 2012 and 2011.  Share-based compensation expense relating to stock options for the three months ended March 31, 2012 and 2011 approximated $23,000 and $2,000, respectively.

As of March 31, 2012, stock options outstanding had a weighted average remaining contractual life of 2.40 years and, due to the exercise price being greater than the fair value of Capitol's common stock, had no intrinsic value at that date.  The following table summarizes stock options outstanding segregated by exercise price range as of March 31, 2012:

		Weighted Average
Exercise Price Range	Number Outstanding	Exercise Price	Remaining Contractual Life

$0.01 to 5.99	1,156,050	$0.75	3.34 years
$6.00 to 9.99	69,521	6.04	3.85 years
$20.00 to 24.99	196,200	21.91	2.44 years
$30.00 to 34.99	300,005	32.01	0.23 years
$35.00 or more	334,996	37.91	0.80 years

Total outstanding	2,056,772	$13.56

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note H – Net Loss Per Common Share Attributable to Capitol Bancorp Limited

Computations of net loss per common share were based on the following (in 1,000s) for the periods ended March 31:

	Three Months Ended March 31
	2012	2011

Numerator—net income (loss) attributable to Capitol Bancorp Limited for the period	$(7,912)	$289

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic earnings per share)	41,020	32,164

Effect of dilutive securities:
Unvested restricted shares of common stock	--	711

Denominator for diluted earnings per share—
Weighted average number of common shares and potential dilution	41,020	32,875

Number of antidilutive stock options excluded from diluted net loss per share computation	2,057	1,716

Number of antidilutive unvested restricted shares excluded from basic and diluted net loss per share computation	18	30

Number of antidilutive warrants excluded from diluted net loss per share computation	1,325	1,325

Net income (loss) per common share attributable to Capitol Bancorp Limited:
From continuing operations	$(0.19)	$(0.13)
From discontinued operations	--	0.14

Total net income (loss) per common share attributable to Capitol Bancorp Limited	$(0.19)	$0.01

Note I – Trust-Preferred Securities and Debt Extinguishment

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $30.3 million and $27.6 million at March 31, 2012 and December 31, 2011, respectively.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note I – Trust-Preferred Securities and Debt Extinguishment – Continued

On January 31, 2011, Capitol accepted for exchange 1,180,602 of the 2,530,000 outstanding shares of trust-preferred securities of Capitol Trust I and 773,934 of the 1,454,100 outstanding shares of trust-preferred securities of Capitol Trust XII and, pursuant to the related exchange offer, issued approximately 19.5 million previously-unissued shares of Capitol's common stock.  This exchange resulted in the retirement of approximately $19.5 million aggregate liquidation amount of the trust-preferred securities on a combined basis and eliminated approximately $3.4 million of accrued interest payable associated with the retired securities, which collectively increased Capitol's equity and regulatory capital by $21.9 million, including a gain on the transaction of approximately $16.9 million.

Note J – Pending Sale of Subsidiary Banks

In addition to completed sales of certain bank subsidiaries (see Note E), Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which are pending:  Bank of Maumee, Bank of Michigan and First Carolina State Bank.  The financial statement impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 50 and 51 of this document.

The remaining pending bank sales are subject to regulatory approval and other significant contingencies.

Note K – Regulatory and Operating Matters

In September 2009, Capitol and its second-tier bank holding companies entered into an agreement with the Federal Reserve Bank of Chicago (the "Reserve Bank") under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums on subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

In addition, Capitol agreed to:  (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as Capitol's largest bank subsidiary and a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios, as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its allowance for loan losses ("ALLL") methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and overall condition and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note K – Regulatory and Operating Matters – Continued

The FDIC may issue Prompt Corrective Action Notifications ("PCAN") to banking subsidiaries falling below the "adequately-capitalized" regulatory-capital classification, and subsequently may issue Prompt Correction Action Directives ("PCAD").  PCADs may be issued when a bank, which has previously received a PCAN, has submitted two consecutive capital restoration plans which have been rejected by the FDIC.

Capitol's banking subsidiaries which have received a PCAD are as follows as of March 2012 (listed in descending order based on total assets):

Michigan Commerce Bank
Bank of Las Vegas
Sunrise Bank of Arizona
Sunrise Bank
First Carolina State Bank
Central Arizona Bank
Sunrise Bank of Albuquerque
1st Commerce Bank
Pisgah Community Bank

These banks are striving to develop and implement capital restoration plans which may be acceptable to the FDIC.  Typically, a capital plan is not deemed acceptable by the FDIC until receipt of the planned capital funds is imminent.

Regulatory capital matters are set forth in Note L.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposes new capital requirements on bank holding companies, including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, currently remains uncertain.

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

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset taxable income and reduce federal income tax liability.  Capitol's ability to use these tax attributes would be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED – Continued

Note K – Regulatory and Operating Matters – Continued

substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements.  As part of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued after that date, which would only be activated if triggered under the Plan.

Note L – Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

	March 31,		December 31,
	2012		2011
Tier 1 capital to average adjusted total assets:
Minimum required amount	≥	$84,709	≥	$92,356
Actual amount		$(121,513)		$(109,146)
Ratio		(5.74)%		(4.73)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(1)	≥	$63,789	≥	$68,615
Actual amount		$(121,513)		$(109,146)
Ratio		(7.62)%		(6.36)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(2)	≥	$127,578	≥	$137,231
Actual amount		$(121,513)		$(109,146)
Ratio		(7.62)%		(6.36)%

(1)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(2)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.

Capitol's total risk-based capital ratio at March 31, 2012 and December 31, 2011 was materially and adversely impacted by the exclusion of approximately $169.9 million and $171.5 million, respectively, of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted primarily from operating losses.  Capitol's Tier 1 capital will need to increase to a positive level in order to allow for the inclusion of trust-preferred securities in Tier 2 capital for regulatory capital computation purposes.

The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at March 31, 2012 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Regulatory capital ratios of the banks are set forth on page 44 on this document.

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

Financial Condition

Total assets approximated $2.1 billion at March 31, 2012 and $2.2 billion at December 31, 2011.  The balance sheets include total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	March 31, 2012	December 31, 2011
Arizona Region:
Central Arizona Bank	$43,417	$41,976
Sunrise Bank of Albuquerque	57,252	60,063
Sunrise Bank of Arizona	283,193	303,513
Arizona Region Total	383,862	405,552

Colorado Region:
Mountain View Bank of Commerce(1)		51,665

Great Lakes Region:
Bank of Maumee	35,338	33,495
Bank of Michigan	87,420	85,664
Capitol National Bank	158,178	153,938
Indiana Community Bank	110,897	119,372
Michigan Commerce Bank	719,408	776,289
Great Lakes Region Total	1,111,241	1,168,758

Nevada Region:
1st Commerce Bank	26,044	26,375
Bank of Las Vegas	309,121	318,174
Nevada Region Total	335,165	344,549

Northwest Region:
High Desert Bank	31,348	31,020

Southeast Region:
First Carolina State Bank	80,047	85,169
Pisgah Community Bank	27,292	28,120
Sunrise Bank	79,523	81,119
Southeast Region Total	186,862	194,408

Parent company and other, net	10,261	9,313

Consolidated totals	2,058,739	2,205,265
Less discontinued operations		(51,665)

Consolidated totals—continuing operations	$2,058,739	$2,153,600

(1)
Capitol sold its ownership in Mountain View Bank of Commerce effective January 30, 2012.  This bank's operations are included in Capitol's consolidated totals up to the date of sale as part of discontinued operations.

Total assets decreased $146.5 million during the three months ended March 31, 2012, of which $51.7 million related to the bank subsidiary sold during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Portfolio loans, the single largest asset category (76% of total assets at March 31, 2012), decreased during the three months ended March 31, 2012 by approximately $92.1 million, compared to a decrease of about $87.4 million during the corresponding period of 2011.  Capitol's banks operate in regions where the economies are beginning to show some signs of recovery, but are still challenged with continued relative weakness in real estate values in their banking regions and markets.  The portfolio decrease is attributed largely to shrinkage due in part to disciplined pricing and portfolio management, as the banks continue to deploy available options to preserve liquidity and bolster regulatory capital levels, while the regional and national economies begin to recover and real estate values begin to stabilize.  Because portfolio loans comprise the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

Geographic diversification of Capitol's balance sheet continues to play an important role in risk management and the road to improved profitability.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  At March 31, 2012, Capitol's primary geographic banking regions include Phoenix, Arizona, Las Vegas, Nevada and the Great Lakes Region, dominated by the largest banking affiliate, located in Lansing, Michigan.  As of March 31, 2012, 56% of the consolidated loan portfolio is within the Great Lakes Region (55% at December 31, 2011) and 44% is at banks located in other regions of the country (45% at December 31, 2011).  While concentration levels remain somewhat static compared to the end of 2011, the geographic mix of portfolio loans has changed slightly over the past few years as Capitol has divested of banks.  Management believes that these banking regions offer the Corporation the best opportunity for improved performance and resource allocation.

The consolidated allowance for loan losses at March 31, 2012 approximated $86.8 million or 5.52% of total portfolio loans, a decrease from the 5.56% ratio at the beginning of the year (excluding discontinued operations), resulting from some improvement in economic conditions and positive changes in asset quality.  The consolidated allowance for loan losses at March 31, 2012 decreased $5.7 million from the beginning of the year, excluding discontinued operations, as the Corporation continued to reduce its loan portfolio in conjunction with its balance sheet deleveraging strategy and as a result of general loan curtailments.  The decrease in the allowance for loan losses is also somewhat reflective of the effects of stabilizing asset quality, as levels of nonperforming loans have declined.

Last year, the Corporation received regulatory guidance regarding the methodology used to determine the allowance for loan losses at its three largest banks.  The guidance recommended that the banks' methodology be modified such that higher loss rates, in part derived from loan charge-off history on the substandard risk-rated loan pools, be applied to the "watch" rated loans as well as the "pass" (or acceptable credit quality) rated loan pool, the largest category of loans in the banks' portfolios.  Corporate management, in ongoing dialogue concerning this guidance for determining the allowance for loan losses, evaluated other methodologies permissible in accordance with regulatory pronouncements.  As of December 31, 2011 and March 31, 2012, Capitol applied a new technique to calculate the historical net charge-off rates using migration analysis to determine the allowance for loan losses at two of its three largest banks.  In calculating the annualized net charge-off rates, the banks generally applied a twenty-four month look back period of the loan portfolio, and accumulated losses over the most recent eighteen-month period.  The time periods for the loan portfolio look back period were selected in a manner as to reach a confidence interval such that 85-90% of the incurred historical losses captured under the migration approach had been accounted for in the analysis.  This migration analysis approach to calculating annualized net charge-off rates was validated by an independent professional accounting and consulting firm, and was also reviewed on a preliminary basis by the banks' regulators without notable issue.  Based on management's analysis and judgment, and supported by an external firm's validation results, the Corporation believes that the methodology used to determine the allowance for loan losses meets both regulatory guidance and requirements under generally accepted accounting principles, and represents management's best estimate of probable incurred losses in the consolidated loan portfolio as of March 31, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

At March 31, 2012, the Corporation's largest banking affiliate modeled its allowance for loan losses using three techniques to calculate historical loan loss experience, two using migration analysis and loss accumulation periods of eighteen and thirty-three months, and the other using the previously discussed method as per the regulatory guidance received last year.  The three calculations produced an allowance for loan losses level that resulted in excess reserves ranging from $11.6 million to $23 million at March 31, 2012, with the $11.6 million in excess reserves resulting from the amount calculated based on regulatory guidance received last year.  As it is currently operating under a Consent Order, written approval is required for the bank to release any portion of its $11.6 million in excess reserves and record a negative provision for loan losses.  As of April 2012, written approval had not been received.  The bank has identified the $11.6 million portion of its allowance for loan losses at March 31, 2012 as unallocated.

The methodology used in the determination of the allowance for loan losses at March 31, 2012 for the remaining banking affiliates has remained consistent with no changes to the techniques used to calculate historical loan loss experience, and has been incorporated in the consolidated provision for loan losses recorded for the quarter ended March 31, 2012.

Loan charge-offs for the interim 2012 period, which decreased significantly compared to the same period in 2011, are not necessarily indicative of future charge-off levels because of the variability in asset quality and resolution of nonperforming loans.  The significant level of the provision for loan losses in the comparable 2011 interim period related primarily to Michigan, Arizona and Nevada banks, and were the result of higher levels of nonperforming loans and a challenging and uncertain economic climate.

Total nonperforming loans approximated $198.4 million at March 31, 2012 (excluding discontinued operations).  Of that total, $88.6 million or 44.7% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan.  Nonperforming loans decreased significantly during the three-month period, including decreases of $19.7 million within the Great Lakes Region and $6.7 million within the Nevada Region.

In response to the elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for the Great Lakes Region, the Southeast Region and the Nevada Region, approximating 5.76%, 7.44% and 5.63% of portfolio loans, respectively, for each of the regions on a combined basis as of March 31, 2012.  The allowance for loan losses levels reach as high as 10.92% at Pisgah Community Bank, 8.55% at 1st Commerce Bank, 7.27% at First Carolina State Bank and 7.18% at Michigan Commerce Bank.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.

Nonperforming loans decreased $25.4 million or 11.4% during the three months ended March 31, 2012, compared to a decrease of $20.4 million or 6.9% in the corresponding period of 2011.  Nonperforming loans have decreased for seven consecutive quarters.  Nonperforming assets decreased $20.1 million for the three months ended March 31, 2012, compared to a decrease of $16.9 million in the corresponding period of 2011.  Management believes the overall decreases primarily demonstrate signs of stability in several of Capitol's key markets; however, there can be no assurance that future operating results will continue to reflect these recent trends.

The allowance for loan losses as a percentage of nonperforming loans approximated 43.7% at March 31, 2012, compared to 41.3% at the beginning of the year (excluding operations discontinued in 2011).  As previously discussed, the allowance for loan losses is an estimate based on management's judgment at the balance-sheet date.  Levels of nonperforming loans may fluctuate at balance-sheet dates by amounts which are not commensurate with the ratio of the allowance for loan losses or the allowance coverage ratio of nonperforming loans (i.e., the allowance for loan losses as a percentage of nonperforming loans).  Several factors may contribute to this occurrence.  For example, estimated losses relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans as charge-offs and, accordingly, there is no related allowance for loan losses allocation necessary.  Further, some collateral-dependent loans may have minimal, or no, loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

While recent reductions in nonperforming loans and other nonperforming assets are encouraging, future changes in asset quality remain uncertain.  Because bank subsidiaries which were sold during 2011 and the interim 2012 period had relatively more favorable asset quality than the remaining banks, nonperforming assets increased slightly as a percentage of consolidated portfolio loans and total assets, despite the most recent decreases in the amount of nonperforming assets.

Nonperforming loans at March 31, 2012 approximated 12.6% of total portfolio loans, a decrease from the December 31, 2011 ratio of 13.5% (excluding discontinued operations).  Of the nonperforming loans at March 31, 2012, about 91% were secured by real estate.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies as markets deteriorate.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at March 31, 2012 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan being recognized as impaired and receipt of an updated appraisal, the loan will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, the loan will be further evaluated for appropriate write-down.  Negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loans are charged to the allowance for loan losses, as a partial write-down/charge-off, on a timely basis after the appraisal has been received and reviewed.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Internally developed evaluations may be used when the amount of a loan is less than $250,000.  Internally prepared evaluations may also be used when the most recent appraisal date is within a year to estimate the current effect of economic conditions or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other intervention.  This loan review process is a continuous activity and internal loan ratings are periodically updated.  At inception, all loans are individually assigned a rating which grades the credits on a risk basis, based on the financial strength of the borrower and guarantors and other factors such as the nature of the borrower's business climate, local economic conditions and other subjective factors.  The loan rating process is fluid and subjective.

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

At March 31, 2012, problem and potential problem loans (including the previously-discussed nonperforming loans) approximated $494.6 million or about 31% of total consolidated portfolio loans, compared to approximately $530.4 million or about 32% at December 31, 2011.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they necessarily deemed "impaired"), but rather are identified by management as potential problem loans to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously discussed, are primarily secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic conditions in some markets may result in continued future loan losses, as experienced in the first three months of 2012.

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

The Corporation's other real estate owned increased $5.5 million during the quarter ended March 31, 2012, which was mostly related to a net $10.3 million addition related to properties acquired in foreclosure.

The following table presents the activity within other real estate owned for the three months ended March 31, 2012 (in $1,000s):

Other real estate owned at January 1	$100,463
Properties acquired in restructure of loans or in lieu of foreclosure	18,601
Properties sold	(8,294)
Payments received from tenants, credited to carrying amount	(15)
Write-down of other real estate owned	(4,789)

Other real estate owned at March 31	$105,966

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2012	Dec 31, 2011	March 31, 2012	Dec 31, 2011	March 31, 2012	Dec 31, 2011	March 31, 2012	Dec 31, 2011
Arizona Region:
Central Arizona Bank	$31,630	$33,108	$1,755	$1,801	$3,465	$4,069	5.55%	5.44%
Sunrise Bank of Albuquerque	44,494	45,924	2,160	2,013	5,127	4,077	4.85%	4.38%
Sunrise Bank of Arizona	218,694	237,914	7,959	11,126	23,269	24,038	3.64%	4.68%
Arizona Region Total	294,818	316,946	11,874	14,940	31,861	32,184	4.03%	4.71%

Colorado Region:
Mountain View Bank of Commerce		40,060		751		22		1.87%

Great Lakes Region:
Bank of Maumee	24,206	26,334	1,049	1,084	198	988	4.33%	4.12%
Bank of Michigan	68,074	64,970	1,900	1,505	1,386	715	2.79%	2.32%
Capitol National Bank	117,679	119,929	2,874	3,681	9,870	12,423	2.44%	3.07%
Indiana Community Bank	88,055	92,257	3,109	3,346	6,205	7,803	3.53%	3.63%
Michigan Commerce Bank	579,976	618,852	41,660	41,653	70,709	86,179	7.18%	6.73%
Great Lakes Region Total	877,990	922,342	50,592	51,269	88,368	108,108	5.76%	5.56%

Nevada Region:
1st Commerce Bank	18,122	18,542	1,549	1,634	3,527	3,998	8.55%	8.81%
Bank of Las Vegas	226,198	240,110	12,197	13,440	55,643	61,908	5.39%	5.60%
Nevada Region Total	244,320	258,652	13,746	15,074	59,170	65,906	5.63%	5.83%

Northwest Region:
High Desert Bank	25,268	259,13	957	957			3.79%	3.69%

Southeast Region:
First Carolina State Bank	54,272	58,126	3,945	4,279	5,070	5,280	7.27%	7.36%
Pisgah Community Bank	17,704	19,753	1,933	1,925	4,550	3,717	10.92%	9.75%
Sunrise Bank	57,482	62,207	3,751	4,084	9,157	8,395	6.53%	6.57%
Southeast Region Total	129,458	140,086	9,629	10,288	18,777	17,392	7.44%	7.34%

Parent company and other, net	265	270	1	1	259	265	0.38%	0.37%

Consolidated totals	1,572,119	1,704,269	86,799	93,280	198,435	223,877	5.52%	5.47%
Less discontinued operations		(40,060)		(751)		(22)		1.87%

Consolidated totals relating to continuing operations	$1,572,119	$1,664,209	$86,799	$92,529	$198,435	$223,855	5.52%	5.56%

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Net loss attributable to Capitol for the three months ended March 31, 2012 was approximately $7.9 million compared to net income of $289,000 in the corresponding period of 2011.  The net loss per share attributable to Capitol was $0.19 for the three months ended March 31, 2012 compared to net income per share of $0.01 in the corresponding period of 2011.  Net income relating to discontinued operations was not material to the periods presented except for the gain on sale of bank subsidiaries which approximated $4.4 million for the three months ended March 31, 2011.

The primary reason for the net income in the 2011 interim period was a $16.9 million gain related to an exchange of trust-preferred securities.  The interim 2012 net loss showed significant improvement compared to the corresponding 2011 interim period exclusive of such gain.  There was a significant reduction in the provision for loan losses of $12.1 million to $1.3 million for the three months ended March 31, 2012 compared to a provision of $13.4 million for the corresponding period of 2011 (excluding discontinued operations), as well as a reduction in operating expenses of $8.5 million, or 23.9%, in the 2012 period as compared to the corresponding 2011 period.

Analytical Review

Operating results in all of the Corporation's banking regions improved dramatically for the quarter ended March 31, 2012 compared to the same period in 2011.  While total revenues from continuing operations declined by $22.8 million (46.1%) for the quarter ended March 31, 2012 compared to the same period in 2011 due mainly to the aforementioned gain on exchange of trust-preferred securities in the 2011 period, net operating losses from continuing operations declined to $9.1 million from $24.4 million exclusive of that one-time gain, or by almost 63%, for the same comparable period.  In the Great Lakes Region, one of the Michigan-based banks, Capitol National Bank, posted a $57,000 profit, while the largest banking affiliate, Michigan Commerce Bank, recorded only an $18,000 net loss compared to a $7.1 million loss for the same period in 2011.  Most of the improvement in operating results is directly related to significantly lower provisions for loan losses and lower costs associated with foreclosed properties and other real estate owned.

The consolidated provision for loan losses decreased significantly for the three months ended March 31, 2012 due to lower levels of loan charge-offs, declining levels of nonperforming loans and stable valuations of collateral-dependent loans, primarily secured by real estate.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

Net interest income for the three months ended March 31, 2012 totaled $15.6 million, a 14.5% decrease compared to $18.2 million in 2011.  Due to an increase of 0.83% in the percentage of performing loans to total loans, as well as an increase of 1.62% of noninterest-bearing demand deposits to total funding, the net interest margin improved to 3.12% for the three months ended March 31, 2012, a 22 basis-point increase compared to 2.90% for the three months ended December 31, 2011.  Net interest margin decreased 3 basis-points compared to 3.15% for the three months ended March 31, 2011.  It is not feasible to speculate on future potential changes in net interest margin.

Noninterest income for the three months ended March 31, 2012 approximated $3.7 million, a significant decrease compared to $21.1 million for the same period in 2011.  However, the interim 2011 period included a $16.9 million gain on exchange of trust-preferred securities (see Note I to the accompanying condensed consolidated financial statements).  When excluding this gain, noninterest income reflected a slight decrease in 2012 as compared to 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $27.1 million for the three-month 2012 period compared to $35.6 million for the comparable period of 2011.  The decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $2.3 million (31%) to $5.1 million in the three-month 2012 period ($7.5 million in the corresponding 2011 period), due to stabilizing valuations and holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased to $1.8 million in the three-month 2012 period, compared to $2.9 million in the same period of 2011.

The largest element of noninterest expense is salaries and employee benefits, which approximated $11.3 million for the three months ended March 31, 2012, a decrease of $1.7 million (13%) from $13.0 million in the corresponding period of 2011, as a result of Capitol's ongoing efforts to 'right size' the Corporation and streamline staffing at its banks and corporate offices following bank divestitures.

The more significant elements of other noninterest expense consisted of the following for the period ended March 31 (in $1,000s):

	Three Months Ended March 31
	2012	2011(1)

Legal fees	$787	$808
Professional fees	693	429
Insurance	581	674
Loan and collection expense	328	456
Bank services (ATMs, telephone banking and Internet banking)	292	321
Travel, lodging and meals	242	206
Communications	211	243
Other	1,514	4,159

Total	$4,648	$7,296

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the three months ended March 31 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2012	2011	2012	2011	2012	2011	2012	2011
Arizona Region:
Central Arizona Bank	$439	$729	$(251)	$(663)
Sunrise Bank of Albuquerque	657	805	(288)	(734)
Sunrise Bank of Arizona	3,487	5,397	(988)	(2,506)
Arizona Region Total	4,583	6,931	(1,527)	(3,903)

California Region:
Bank of Feather River(3)		636		14		0.90%		0.14%
Sunrise Bank(3)		2,889		542		10.99%		0.96%
California Region Total		3,535		556

Colorado Region:
Mountain View Bank of Commerce(3)	221	690	16	33		1.82%		0.22%

Great Lakes Region:
Bank of Maumee	411	535	(95)	(26)
Bank of Michigan	1,233	1,223	(145)	37		2.15%		0.19%
Capitol National Bank	1,922	2,192	57	27	2.09%	1.02%	0.14%	0.07%
Evansville Commerce Bank(3)		613		(45)
Indiana Community Bank	1,391	1,690	(150)	(268)
Michigan Commerce Bank	11,705	14,311	(18)	(7,123)
Great Lakes Region Total	16,662	20,564	(351)	(7,398)

Nevada Region:
1st Commerce Bank	264	335	(215)	(1,778)
Bank of Las Vegas	3,103	3,743	(1,307)	(695)
Nevada Region Total	3,367	4,078	(1,522)	(2,473)

Northwest Region:
Bank of the Northwest(3)		1,853		81		2.17%		0.23%
High Desert Bank	415	492	(309)	(320)
Northwest Region Total	415	2,345	(309)	(239)

Southeast Region:
Community Bank of Rowan(3)		1,550		(71)
First Carolina State Bank	849	1,018	(320)	(2,120)
Pisgah Community Bank	316	353	(427)	(2,385)
Sunrise Bank	992	1,261	(1,409)	(1,002)
Southeast Region Total	2,157	4,182	(2,156)	(5,578)

Texas Region:
Bank of Fort Bend(3)		720		128		14.82%		2.27%
Bank of Las Colinas(3)		613		38		2.78%		0.34%
Texas Region Total		1,333		166

Parent company and other, net	(409)	15,335	(3,082)	16,062
Consolidated totals	26,996	58,993	(8,931)	(2,774)
Less discontinued operations	(347)	(9,574)	149	4,748

Consolidated totals for continuing operations	$26,649	$49,419	$(9,080)	$(7,522)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Capitol sold its ownership in Mountain View Bank of Commerce effective January 30, 2012; Bank of Las Colinas effective October 27, 2011; Evansville Commerce Bank effective October 10, 2011; Bank of Feather River effective October 4, 2011; Bank of the Northwest and Sunrise Bank effective July 28, 2011; Community Bank of Rowan effective April 19, 2011 and Bank of Fort Bend effective March 30, 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $78.5 million during the three months ended March 31, 2012 compared to a $69.6 million decrease in the corresponding period of 2011.  Brokered deposits approximated $20.3 million as of March 31, 2012, or about 1% of total deposits, a decrease of $16.6 million during the three-month 2012 period, as the banks have sought to reduce use of that funding source based on maturity and interest rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  Brokered deposits at March 31, 2012 include about $10.6 million of relationship-based structured time accounts.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 19.1% of total deposits at March 31, 2012, an increase from 17.4% at December 31, 2011.  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  During the 2012 period, however, interest-bearing deposits decreased about $99.0 million, mostly related to the previously-mentioned reduction in brokered deposits.

Cash and cash equivalents amounted to $380.0 million, or 18.5%, of total assets at March 31, 2012, compared to $387.2 million, or 17.6%, of total assets at December 31, 2011, as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were used to reduce debt obligations or deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into investment securities during a low interest rate environment and a cautious approach to, and capital restrictions associated with, making new loans in an uncertain economy.  Management believes Capitol's liquidity position at March 31, 2012 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At March 31, 2012, Capitol's banks had approximately $23.1 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $37.0 million at March 31, 2012 and additional borrowing capacity approximated $120.9 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and related matters.  Total notes payable and other borrowings were $13.1 million at March 31, 2012.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash and capital resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $30.3 million and $27.6 million at March 31, 2012 and December 31, 2011, respectively.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

On January 31, 2011, Capitol accepted for exchange 1,180,602 of the 2,530,000 outstanding shares of trust-preferred securities of Capitol Trust I and 773,934 of the 1,454,100 outstanding shares of trust-preferred securities of Capitol Trust XII and, pursuant to the related exchange offer, issued approximately 19.5 million previously-unissued shares of Capitol's common stock.  This exchange resulted in the retirement of approximately $19.5 million aggregate liquidation amount of the trust-preferred securities on a combined basis and eliminated approximately $3.4 million of accrued interest payable associated with the retired securities, which collectively increased Capitol's equity and regulatory capital by $21.9 million, including a gain on the transaction of approximately $16.9 million.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (5.63)% at March 31, 2012 and (4.90)% at December 31, 2011.  As of March 31, 2012, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $27.9 million or 1.36% of total assets.  Capitol's equity deficit increased in the interim 2012 period due to losses incurred from operations, although the losses were less significant than in 2011 due primarily to lower provisions for loan losses recorded at its banks.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the banks included in Capitol's consolidation as of March 31, 2012:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(2)		Capital Ratio(2)		Capital Ratio(2)		Regulatory Classification(1)
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Arizona Region:
Central Arizona Bank	2.07%	2.01%	2.63%	2.65%	3.93%	3.95%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Albuquerque	2.11%	2.43%	2.79%	3.22%	4.09%	4.50%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Arizona	2.00%	2.03%	2.56%	2.56%	3.84%	3.85%	significantly-undercapitalized	significantly-undercapitalized

Great Lakes Region:
Bank of Maumee	5.02%	5.41%	7.71%	7.56%	9.00%	8.85%	adequately-capitalized	adequately-capitalized
Bank of Michigan	8.25%	8.80%	10.59%	11.31%	11.86%	12.58%	well-capitalized	well-capitalized
Capitol National Bank	6.90%	6.90%	9.48%	9.15%	10.75%	10.42%	adequately-capitalized(3)	adequately-capitalized(3)
Indiana Community Bank	6.91%	6.66%	9.55%	9.35%	10.83%	10.63%	adequately-capitalized(3)	adequately-capitalized(3)
Michigan Commerce Bank	2.34%	2.17%	3.00%	2.84%	4.32%	4.16%	significantly-undercapitalized	significantly-undercapitalized

Nevada Region:
1st Commerce Bank	2.61%	2.30%	3.73%	3.88%	5.07%	5.22%	significantly-undercapitalized	significantly-undercapitalized
Bank of Las Vegas	2.03%	2.16%	2.65%	2.90%	3.95%	4.20%	significantly-undercapitalized	significantly-undercapitalized

Northwest Region:
High Desert Bank	5.63%	6.47%	7.72%	8.72%	9.01%	10.00%	adequately-capitalized	adequately-capitalized(3)

Southeast Region:
First Carolina State Bank	2.06%	2.08%	3.14%	3.09%	4.47%	4.41%	significantly-undercapitalized	significantly-undercapitalized
Pisgah Community Bank	2.20%	2.09%	3.20%	2.93%	4.56%	4.28%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank	2.10%	2.16%	2.92%	2.97%	4.24%	4.29%	significantly-undercapitalized	significantly-undercapitalized

Consolidated totals	(5.74)%	(4.73)%	(7.62)%	(6.36)%	(7.62)%	(6.36)%	less than adequately-capitalized	less than adequately-capitalized

(1)
Regulatory capital classifications are defined as follows:
Well-Capitalized – Total risk-based capital ratio must be 10% or more, and Tier 1 risk-based capital ratio must be 6% or more, and Tier 1 leverage ratio must be 5% or more, and the bank must not be subject to formal regulatory enforcement action requiring non-standard capital ratios.
Adequately-Capitalized – Does not meet the criteria for "well-capitalized," but has total risk-based capital ratio of 8% or more, and Tier 1 risk-based capital ratio of 4% or more, and Tier 1 leverage ratio of 4% or more.
Undercapitalized – Does not meet the criteria for "adequately-capitalized," but has total risk-based capital ratio of 6% or more, and Tier 1 risk-based capital ratio of 3% or more, and Tier 1 leverage ratio of 3% or more.
Significantly-Undercapitalized – Does not meet the criteria for "undercapitalized," but has Tier 1 leverage ratio of 2% or more.  Institutions with a Tier 1 leverage ratio below 2% are classified as "critically-undercapitalized."

(2)	Ratios are based on the banks' regulatory reports filed on or before April 30, 2012.
(3)
Institution is subject to a regulatory agreement and, accordingly, cannot be classified better than "adequately-capitalized" even though the risk-based capital ratios would otherwise suggest "well-capitalized" classification.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at March 31, 2012.

Capitol's total risk-based capital ratio at March 31, 2012 was adversely impacted by the exclusion of approximately $169.9 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at March 31, 2012 resulted primarily from operating losses.

In addition to Capitol's consolidated regulatory capital classification at March 31, 2012, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Proceeds from the sale of banks through March 31, 2012 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than "adequately-capitalized" bank subsidiaries further, through the allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, gains on divestiture of some bank subsidiaries and other initiatives.

Going-Concern Considerations

As of March 31, 2012, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

•	An equity deficit approximating $121.3 million;
•	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
•	Numerous banking subsidiaries with regulatory capital classification as "undercapitalized" or "significantly-undercapitalized";
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

•
Capitol has sold several of its banking subsidiaries during the past few years and has other divestiture transactions pending (see Note J to the accompanying condensed consolidated financial statements).  The proceeds from those divestitures have been redeployed at certain remaining banking subsidiaries which have experienced a significant erosion of capital due to operating losses.  While such proceeds have been a significant source of funds for redeployment, the Corporation will need to raise significant other sources of new capital in the future;

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

•	Elevated levels of nonperforming loans and other nonperforming assets as a percentage of consolidated loans and total assets, respectively; and
•	Significant losses from continuing operations, resulting primarily from elevated provisions for loan losses and costs associated with foreclosed properties and other real estate owned.

The foregoing considerations raise some level of doubt (potentially substantial doubt) as to the Corporation's ability to continue as a going concern.

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
•
Upon the Tier 1 capital level becoming positive either through future earnings or additional new equity capital, or both, Capitol's trust-preferred securities may be included as a qualifying element of regulatory capital and/or equity; and

•	Further reductions in operating expenses as a result of potential mergers of bank subsidiaries.

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

In late 2008, the Federal Reserve took unprecedented action to reduce market interest rates to near zero.  Further, in December 2011, the Federal Reserve indicated plans to hold short-term market interest rates at near zero for the next two years.  Because of Capitol's consolidated asset-sensitive gap position, such rates generally have an adverse impact on net interest margin (and results of operations) as interest rates on loans reprice quickly, while rates paid on deposits reprice over an extended period of time.  It is also more difficult to attract deposits and deploy liquidity in a very low rate environment.  It is impossible to speculate on the timing, size and direction of future interest rate changes.

General economic conditions also have a significant impact on both the results of operations and the financial condition of financial institutions.  As mentioned previously, general economic conditions and economic conditions within Capitol's primary banking regions in particular, including Michigan, Arizona, Nevada and the Southeast, are uncertain and could continue to have an adverse effect on Capitol's banks and their customers.  It is likely that, absent significant catalysts, these states' economic recoveries in particular may take an extended period of time.

Concerns about the future health of the domestic economy and a sustained recession continue to be reported in many of Capitol's markets.  During 2010 and 2009, nonperforming assets increased significantly before showing a decline in 2011 and early 2012; it is likely that levels of nonperforming assets and related loan losses and adverse valuation adjustments may continue as economic conditions, locally and nationally, evolve.

Capitol and its banking subsidiaries, along with the entire banking industry, are subject to significant regulatory requirements which impact current and future operations.  In addition to the extent of regulatory interaction with financial institutions, extensive rules and regulations governing lending activities, deposit gathering and capital adequacy, among others, translate into a significant cost burden of financial institution regulation.  Such costs include the amount of management time and expense incurred in developing systems and maintaining compliance with those rules and regulations, as well as the cost of examinations, audits and other compliance activities.  The future of financial institution regulation, and its costs, is uncertain and difficult to predict.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Divestiture of Banks

During the period ended March 31, 2012, Capitol completed the following sale of a bank subsidiary (in $1,000s):

		Sale
	Date Sold	Proceeds	Gain

Mountain View Bank of Commerce(1)	January 30, 2012	$4,060	$126

(1)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.

In addition to completed sales transactions, Capitol has entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institutions which are pending:  Bank of Maumee, Bank of Michigan and First Carolina State Bank.  The projected financial impact of the potential divestiture of these institutions is set forth in the accompanying pro forma condensed consolidated financial statements on pages 50 and 51 of this document.  Total proceeds from those pending sales are expected to approximate $5.3 million, resulting in a projected loss of $870,000 ($0.02 per common share) and are expected to be consummated throughout the remainder of 2012, subject to regulatory approval and other significant contingencies.

Regulatory Matters

In September 2009, Capitol and its second-tier bank holding companies entered into an agreement with the Federal Reserve Bank of Chicago (the "Reserve Bank") under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank:  (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank, or from any of its subsidiary institutions that are subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums on subordinated debentures or trust-preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of the stock of Capitol, the second-tier bank holding companies, nonbank subsidiaries or any of the subsidiary banks that are held by shareholders other than Capitol.

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

Many of Capitol's bank subsidiaries have entered into formal agreements (as well as informal agreements) with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on page 44 of this document.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters – Continued

Regulatory capital matters are set forth in Note L of the accompanying condensed consolidated financial statements.

On July 21, 2010, the Dodd-Frank Act was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, currently remains uncertain.

Tax Matters

Accounting for income taxes requires significant estimates and management judgments.  At March 31, 2012, Capitol had a gross deferred tax asset approximating $205.6 million, subject to a related valuation allowance of $204.9 million.

An Internal Revenue Service examination which commenced in 2011 is expected to conclude in 2012.  The findings of this examination are not expected to have material impact on Capitol's consolidated financial statements as of March 31, 2012.

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset taxable income and reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements.  As part of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued after that date, which would only be activated if triggered under the Plan.

The Plan is designed to reduce the likelihood that Capitol will experience an ownership change by discouraging any person from becoming a 5-percent shareholder.  There is no guarantee, however, that the Plan will prevent Capitol from experiencing an ownership change.

The issuance of the preferred share purchase rights will not affect Capitol's reported per-share results and is not taxable to Capitol or its shareholders.

Unaudited Pro Forma Condensed Consolidated Balance Sheet
Capitol Bancorp Limited and Subsidiaries
March 31, 2012
(in $1,000s)

	Historical Amounts As Reported	Pending Future Sale of Bank Subsidiaries (Note A)		Pro Forma Consolidated
ASSETS				
Cash and cash equivalents	$ 380,046	$ (36,551)		$ 343,495
Loans held for sale	814	(192)		622
Investment securities	25,811	(9,000)		16,811
Portfolio loans	1,572,119	(146,552)		1,425,567
Less allowance for loan losses	(86,799)	6,894		(79,905)
Net portfolio loans	1,485,320	(139,658)		1,345,662
Premises and equipment, net	27,364	(4,256)		23,108
Other real estate owned	105,966	(4,684)		101,282
Other assets	33,418	(3,067)		30,351
TOTAL ASSETS	$ 2,058,739	$ (197,408)		$ 1,861,331
LIABILITIES AND EQUITY				
Liabilities:				
Deposits	$ 1,931,362	$ (181,766)		$ 1,749,596
Debt obligations	199,248	(9,787)		189,461
Other liabilities	49,379	(536)		48,843
Total liabilities	2,179,989	(192,089)		1,987,900
Equity:				
Capitol Bancorp Limited stockholders' equity:				
Preferred stock	5,098			5,098
Common stock	292,163			292,163
Retained-earnings deficit	(412,758)	(870)	B	(413,628)
Other, net	(479)			(479)
Total Capitol Bancorp Limited stockholders' equity deficit	(115,976)	(870)		(116,846)
Noncontrolling interests in consolidated subsidiaries	(5,274)	(4,449)		(9,723)
Total equity deficit	(121,250)	(5,319)		(126,569)
TOTAL LIABILITIES AND EQUITY	$ 2,058,739	$ (197,408)		$ 1,861,331
Nonperforming loans	$ 198,435	$ (6,654)		$ 191,781
Real estate owned and other repossessed assets	106,031	(4,684)		101,347
Total nonperforming assets	$ 304,466	$ (11,338)		$ 293,128
Selected capital ratios:				
Total equity as a percentage of total assets	(5.89)%			(6.80)%
Total capital as a percentage of total assets--Note C	1.36%			1.21%

Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet:

A--Pending future sale of Bank of Maumee, Bank of Michigan and First Carolina State Bank as of March 31, 2012.

B--Estimated loss on pending sale of banks (see Note A), including transaction expenses. Sale proceeds are estimated to approximate $5.3 million.

C--Total capital includes trust-preferred securities (subordinated debentures) and total equity.

Unaudited Pro Forma Condensed Consolidated Statements of Operations
Capitol Bancorp Limited and Subsidiaries
(in $1,000s, except per-share data)

	Three Months Ended March 31, 2012				
		Pro Forma Adjustments			
	Historical Amounts	Completed Sale of Bank Subsidiary (Note A)	Subtotal Pro Forma Consolidated	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 22,994		$ 22,994	$ (2,131)	$ 20,863
Interest expense	7,423		7,423	(484)	6,939
Net interest income	15,571		15,571	(1,647)	13,924
Provision for loan losses	1,326		1,326	(464)	862
Net interest income after provision for loan losses	14,245		14,245	(1,183)	13,062
Noninterest income	3,655		3,655	(362)	3,293
Noninterest expense	27,097		27,097	(2,178)	24,919
Loss before income taxes	(9,197)		(9,197)	633	(8,564)
Income tax expense (benefit)	(117)		(117)	72	(45)
Income (loss) from continuing operations	(9,080)		(9,080)	561	(8,519)
Discontinued operations:					
Income (loss) from operations of bank subsidiaries sold	77	$ (77)			
Gain on sales of bank subsidiaries	126	(126)			
Less income tax expense	54	(54)			
Income from discontinued operations	149	(149)			
NET LOSS	(8,931)	(149)	(9,080)	561	(8,519)
Net losses (income) attributable to noncontrolling interests	1,019	12	1,031	(171)	860
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (7,912)	$ (137)	$ (8,049)	$ 390	$ (7,659)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (0.19)		$ (0.20)		$ (0.19)

	Year Ended December 31, 2011				
		Pro Forma Adjustments			
	Historical Amounts (Note D)	Sale of Bank Subsidiaries Completed in 2011 (Note C)	Sale of Bank Subsidiary Completed in 2012 (Note A)	Pending Future Sale of Bank Subsidiaries (Note B)	Pro Forma Consolidated
Interest income	$ 103,793			$ (9,034)	$ 94,759
Interest expense	36,568			(2,407)	34,161
Net interest income	67,225			(6,627)	60,598
Provision for loan losses	41,362			(6,453)	34,909
Net interest income after provision for loan losses	25,863			(174)	25,689
Noninterest income	41,743			(1,813)	39,930
Noninterest expense	128,618			(9,165)	119,453
Loss before income taxes	(61,012)			7,178	(53,834)
Income tax expense (benefit)	(3,138)			(195)	(3,333)
Income (loss) from continuing operations	(57,874)			7,373	(50,501)
Discontinued operations:					
Income (loss) from operations of bank subsidiaries sold	2,582	$ (2,388)	$ (194)		
Gain on sales of bank subsidiaries	5,495	(5,495)			
Less income tax expense	2,129	(2,129)	-		
Income from discontinued operations	5,948	(5,754)	(194)		
NET LOSS	(51,926)	(5,754)	(194)	7,373	(50,501)
Net losses (income) attributable to noncontrolling interests	6,499	(120)	143	(1,708)	4,813
NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (45,427)	$ (5,874)	$ (51)	$ 5,665	$ (45,688)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$ (1.17)				$ (1.18)

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations:

A--In 2012, Mountain View Bank of Commerce was sold for approximately $4.1 million in sale proceeds and related net gain of $126,000. The pro forma adjustment for the three months ended March 31, 2012 removes the operating results for Mountain View Bank of Commerce as if the sale had occurred at the beginning of the period presented. The pro forma adjustment for the year ended December 31, 2011 removes the operating results of Mountain View Bank of Commerce as if the sale occurred at the beginning of the year.

B--Pending future sale of Bank of Maumee, Bank of Michigan and First Carolina State Bank. The pro forma adjustment removes the operating results of these banks as if the sales occurred at the beginning of the period presented. Sale proceeds on pending future sale of banks are estimated to approximate $5.3 million and the loss is estimated to approximate $870,000 including the effect of estimated transaction expenses.

C--In 2011, Bank of Fort Bend, Bank of Tucson-main office, Community Bank of Rowan, Bank of the Northwest, Sunrise Bank, Bank of Feather River, Evansville Commerce Bank and Bank of Las Colinas were sold for approximately $47.3 million in sale proceeds and related net gain of $5.5 million. The pro forma adjustment removes the operating results of these banks and the related net gain on sale as if the sales had occurred at the beginning of the period presented.

D--The historical results of operations of Mountain View Bank of Commerce were previously included in discontinued operations for the year ended December 31, 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Impact of Accounting Standards Updates

There are certain accounting standards updates issued or becoming effective in 2012.  They are discussed in Note B of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-47 – F-50 of the financial section of its 2011 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for income taxes and its consolidation policy.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Capitol evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Disclosure Controls").  The Disclosure Controls are designed to allow Capitol to reach a reasonable level of assurance that information required to be disclosed by Capitol in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of Capitol's management, including the Chief Executive Officer ("CEO") and the Principal Financial Officer ("PFO"). Based upon the Controls Evaluation and subsequent discussions and actions by Capitol as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Form 10-K") and above, the CEO and PFO have concluded that as of March 31, 2012, Capitol's Disclosure Controls were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended March 31, 2012, no changes in Capitol's "internal control over financial reporting," as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect Capitol's Internal Control.

PART I, ITEM 4

CONTROLS AND PROCEDURES – Continued

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Capitol have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.
Legal Proceedings.

Capitol and its subsidiaries are parties to certain ordinary, routine litigation incidental to their business.  In the opinion of management, liabilities arising from such litigation would not have a material effect on Capitol's consolidated financial position or results of operations.

Item 1A.
Risk Factors.

During the three months ended March 31, 2012, there were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2011.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Mine Safety Disclosures. Not applicable.
Item 5.	Other Information. None.

PART II.  OTHER INFORMATION – Continued

Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CAPITOL BANCORP LTD. (Registrant)
Date: May 3, 2012	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: May 3, 2012	/s/ Nicholas G. Hahn Nicholas G. Hahn Interim Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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