Form 10-Q
period 2012-06-30
CAPITOL BANCORP LTD
filed 2012-08-09
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, No par value	41,038,408 shares

INDEX

PART I.             FINANCIAL INFORMATION

Forward-Looking Statements
Some statements contained in this document, including consolidated financial statements of Capitol Bancorp Limited ("Capitol" or the "Corporation"), Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to:

•      Capitol may not be able to successfully restructure its existing unsecured debt obligations;

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

INDEX - Continued

PART I.             FINANCIAL INFORMATION - Continued

Forward-Looking Statements - Continued

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

INDEX - Continued

PART I.             FINANCIAL INFORMATION - Continued

Forward-Looking Statements - Continued

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

INDEX - Continued

PART I.             FINANCIAL INFORMATION - Continued

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
Condensed Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(in $1,000s, except per share and per-share data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$47,466	$38,540
Money market and interest-bearing deposits	298,395	318,006
Cash and cash equivalents	345,861	356,546
Loans held for sale	1,099	2,129
Investment securities -- Note C:
Available for sale, carried at fair value	17,099	14,883
Held for long-term investment, carried at amortized cost which approximates fair value	2,769	2,737
Total investment securities	19,868	17,620
Federal Home Loan Bank and Federal Reserve Bank stock (carried on the basis of cost) -- Note C	12,105	12,851
Portfolio loans, less allowance for loan losses of $73,438 in 2012 and $86,745 in 2011 -- Note D	1,305,829	1,454,368
Premises and equipment	22,769	24,348
Accrued interest income	4,438	5,037
Other real estate owned	94,834	95,523
Other assets	12,947	14,345
Assets of discontinued operations -- Note E	166,157	222,498

TOTAL ASSETS	$1,985,907	$2,205,265

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$361,003	$328,896
Interest-bearing	1,368,029	1,529,502
Total deposits	1,729,032	1,858,398
Debt obligations:
Notes payable and other borrowings	30,694	50,445
Subordinated debentures -- Note H	149,207	149,156
Total debt obligations	179,901	199,601
Accrued interest on deposits and other liabilities	51,242	50,157
Liabilities of discontinued operations -- Note E	157,645	205,756
Total liabilities	2,117,820	2,313,912

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Note K:
Preferred stock (Series A), 700,000 shares authorized ($100 per-share liquidation preference); 50,980 shares issued and outstanding	5,098	5,098
Preferred stock (for potential future issuance), 19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 1,500,000,000 shares authorized; issued and outstanding: 2012 - 41,038,408 shares; 2011 - 41,039,767 shares	292,179	292,135
Retained-earnings deficit	(423,175)	(404,846)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Accumulated other comprehensive income	61	70
Total Capitol Bancorp Limited stockholders' equity deficit	(126,378)	(108,084)
Noncontrolling interests in consolidated subsidiaries	(5,535)	(563)
Total equity deficit	(131,913)	(108,647)

TOTAL LIABILITIES AND EQUITY	$1,985,907	$2,205,265

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
(in $1,000s, except per-share data)

	Three Month Period		Six Month Period
	2012	2011	2012	2011
Interest income:
Portfolio loans (including fees)	$19,590	$24,273	$40,475	$50,365
Loans held for sale	8	9	20	27
Taxable investment securities	44	28	95	58
Other	299	299	589	650
Total interest income	19,941	24,609	41,179	51,100
Interest expense:
Deposits	3,390	5,898	7,334	12,553
Debt obligations and other	2,602	2,945	5,667	5,885
Total interest expense	5,992	8,843	13,001	18,438
Net interest income	13,949	15,766	28,178	32,662
Provision for loan losses -- Note D	294	5,736	1,160	17,216
Net interest income after provision for loan losses	13,655	10,030	27,018	15,446
Noninterest income:
Service charges on deposit accounts	656	681	1,326	1,356
Trust and wealth-management revenue	701	817	1,424	1,761
Fees from origination of non-portfolio residential mortgage loans	143	75	304	215
Gain on sale of government-guaranteed loans	167	384	362	726
Gain on debt extinguishment -- Note H	--	--	--	16,861
Other	2,010	2,936	3,590	4,662
Total noninterest income	3,677	4,893	7,006	25,581
Noninterest expense:
Salaries and employee benefits	10,940	12,446	21,740	24,842
Occupancy	2,413	2,727	4,993	5,558
Equipment rent, depreciation and maintenance	1,446	1,950	2,886	3,866
Costs associated with foreclosed properties and other real estate owned	6,055	9,021	11,055	16,333
FDIC insurance premiums and other regulatory fees	1,650	2,377	3,329	5,079
Other	5,520	3,669	9,771	10,713
Total noninterest expense	28,024	32,190	53,774	66,391
Loss before income tax expense (benefit)	(10,692)	(17,267)	(19,750)	(25,364)
Income tax expense (benefit)	1	(409)	(44)	(2,655)
Loss from continuing operations	(10,693)	(16,858)	(19,706)	(22,709)
Discontinued operations -- Note E:
Income (loss) from operations of bank subsidiaries sold	95	(624)	33	(316)
Gain on sale of bank subsidiaries	--	184	126	4,552
Less income tax expense	80	208	62	1,807
Income (loss) from discontinued operations	15	(648)	97	2,429
NET LOSS	(10,678)	(17,506)	(19,609)	(20,280)
Net losses attributable to noncontrolling interests in consolidated subsidiaries	339	1,068	1,358	4,131

NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(10,339)	$(16,438)	$(18,251)	$(16,149)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED -- Note G	$(0.25)	$(0.40)	$(0.44)	$(0.44)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
(in $1,000s)

	Three Month Period		Six Month Period
	2012	2011	2012	2011

NET LOSS	$(10,678)	$(17,506)	$(19,609)	$(20,280)

Other comprehensive loss, net of tax:
Unrealized losses arising during the period	(1)	(1)	(9)	(25)
Less reclassification adjustment for losses included in net loss	--	--	--	--

COMPREHENSIVE LOSS	(1)	(1)	(9)	(25)

Comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	--	--	--	--

COMPREHENSIVE LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(10,679)	$(17,507)	$(19,618)	$(20,305)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Six Months Ended June 30, 2012 and 2011
(in $1,000s, except share and per-share data)

	Capitol Bancorp Limited Stockholders' Equity
				Undistributed
				Common		Total Capitol
				Stock	Accumulated	Bancorp	Noncontrolling
			Retained-	Held by	Other	Limited	Interests in	Total
	Preferred	Common	Earnings	Employee-	Comprehensive	Stockholders'	Consolidated	Equity
	Stock	Stock	(Deficit)	Benefit Trust	Income (Loss)	Equity	Subsidiaries	(Deficit)

Six Months Ended June 30, 2011

Balances at January 1, 2011	$5,098	$287,190	$(353,757)	$(541)	$156	$(61,854)	$23,173	$(38,681)

Reduction in noncontrolling interest of sold subsidiaries						-	(6,433)	(6,433)

Increase in investment of subsidiaries due to change in ownership			633			633	863	1,496

Issuance of 19,545,360 shares of common stock for redemption of trust-preferred securities		5,082				5,082		5,082

Surrender of 70,773 shares of common stock to facilitate vesting of restricted stock		(12)				(12)		(12)

Reversal of compensation expense relating to 42,600 forfeited restricted common stock shares and stock options		(115)				(115)		(115)

Recognition of compensation expense relating to restricted common stock and stock options		256				256		256

Tax effect of share-based payments		(237)				(237)		(237)

Net loss			(16,149)			(16,149)	(4,131)	(20,280)

Other comprehensive loss					(25)	(25)		(25)

BALANCES AT JUNE 30, 2011	$5,098	$292,164	$(369,273)	$(541)	$131	$(72,421)	$13,472	$(58,949)

Six Months Ended June 30, 2012

Balances at January 1, 2012	$5,098	$292,135	$(404,846)	$(541)	$70	$(108,084)	$(563)	$(108,647)

Reduction in noncontrolling interest of sold subsidiary						-	(3,692)	(3,692)

Reduction in investment of subsidiaries due to change in ownership			(78)			(78)	78	-

Surrender of 859 shares of common stock to facilitate vesting of restricted stock		-				-		-

Reversal of compensation expense relating to 500 forfeited restricted common stock shares and stock options		(4)				(4)		(4)

Recognition of compensation expense relating to restricted common stock and stock options		65				65		65

Tax effect of share-based payments		(17)				(17)		(17)

Net loss			(18,251)			(18,251)	(1,358)	(19,609)

Other comprehensive loss					(9)	(9)		(9)

BALANCES AT JUNE 30, 2012	$5,098	$292,179	$(423,175)	$(541)	$61	$(126,378)	$(5,535)	$(131,913)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2012 and 2011
(in $1,000s)

	2012	2011

OPERATING ACTIVITIES
Net loss	$(19,609)	$(20,280)
Adjustments to reconcile net loss to net cash provided (used) by operating activities (including discontinued operations):
Provision for loan losses	1,721	22,071
Depreciation of premises and equipment	2,081	3,073
Net amortization of investment security premiums	79	97
Loss on sale of premises and equipment	21	13
Gain on sale of government-guaranteed loans	(475)	(1,686)
Gain on sale of bank subsidiaries	(126)	(4,552)
Gain on extinguishment of debt	--	(16,861)
Loss on sale of other real estate owned	535	112
Write-down of other real estate owned	7,936	11,571
Amortization of issuance costs of subordinated debentures	51	51
Share-based compensation expense	61	141
Deferred income tax credit	(201)	(19,458)
Valuation allowance for deferred income tax assets	--	20,012
Originations and purchases of loans held for sale	(14,300)	(17,215)
Proceeds from sales of loans held for sale	15,909	22,720
Decrease in accrued interest income and other assets	3,634	15,098
Increase in accrued interest expense on deposits and other liabilities	1,013	4,902

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,670)	19,809

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	--	488
Proceeds from calls, prepayments and maturities of investment securities	10,345	9,664
Purchases of investment securities	(6,622)	(17,798)
Redemption of Federal Home Loan Bank stock by issuer	849	1,782
Purchase of Federal Home Loan Bank stock	(31)	(861)
Net decrease in portfolio loans	112,208	129,707
Proceeds from sales of government-guaranteed loans	4,241	21,942
Proceeds from sales of premises and equipment	45	62
Purchases of premises and equipment	(1,402)	(720)
Proceeds from sale of bank subsidiaries	4,060	13,704
Payments received on other real estate owned	34	81
Proceeds from sales of other real estate owned	24,505	16,533

NET CASH PROVIDED BY INVESTING ACTIVITIES	148,232	174,584

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and saving accounts	56,769	80,459
Net decrease in certificates of deposit	(189,666)	(241,728)
Net borrowing from (payments on) debt obligations	(423)	1,193
Proceeds from Federal Home Loan Bank borrowings	43,501	104,350
Payments on Federal Home Loan Bank borrowings	(62,918)	(130,516)
Net proceeds from issuance of common stock	--	9,000
Tax effect of share-based payments	(17)	(237)

NET CASH USED IN FINANCING ACTIVITIES	(152,754)	(177,479)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,192)	16,914

Change in cash and cash equivalents of discontinued operations	(4,493)	(28,123)

Cash and cash equivalents at beginning of period	356,546	392,023

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345,861	$380,814

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	14,240	$22,522
Transfers of loans to other real estate owned	30,794	29,877
Surrender of common stock to facilitate vesting of restricted stock	--	12
Exchange of common stock for redemption of debt	--	5,082

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

For comparative purposes, original balances as previously reported in periods prior to June 30, 2012 have been adjusted to exclude amounts related to discontinued operations.

The results of operations for the periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements as of that date.  Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed on pages 35 and 48 of this document, as well as a variety of risk factors discussed elsewhere in this document and in Capitol's other filings with the SEC.  Capitol's auditors included a going concern qualification in the most recent report on the Corporation's audited consolidated financial statements as of and for the year ended December 31, 2011.

Note B - Accounting Standards Updates

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note B - Accounting Standards Updates - Continued
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

Note C - Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities consisted of the following (in $1,000s):

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$3,499	$3,502	$4,004	$4,013
United States government agency	4,000	3,998
Mortgage-backed	9,424	9,493	10,537	10,592
Municipalities	103	106	275	278
	17,026	17,099	14,816	14,883
Held for long-term investment:
Capitol Development Bancorp Limited III	963	963	973	973
Other equity investments	1,806	1,806	1,764	1,764
	2,769	2,769	2,737	2,737

	$19,795	$19,868	$17,553	$17,620

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note C - Investment Securities - Continued
Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	June 30, 2012		December 31, 2011
	Gains	Losses	Gains	Losses

United States treasury	$4	$1	$9
United States government agency		2
Mortgage-backed	72	3	70	$16
Municipalities	3		4

	$79	$6	$83	$16

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	June 30, 2012		December 31, 2011
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value
One year or less:
United States treasury	$1	$1,499
United States government agency	2	3,998
Mortgage-backed			$16	$6,674
	$3	$5,497	$16	$6,674
In excess of one year:
Mortgage-backed	$3	$2,877	$--	$--

Gross realized gains and losses from sales and maturities of investment securities were insignificant for each of the periods presented.

Scheduled maturities of investment securities held as of June 30, 2012 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,507	$3,510
After one year, through five years	4,103	4,105
After ten years	9,416	9,484
Securities held for long-term investment without stated maturities	2,769	2,769

	$19,795	$19,868

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED
Note D - Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall assessment of probable incurred losses (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	June 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$9,526	$3,359	$1,905	$1,937	$22			$16,749
Collectively evaluated for probable incurred losses	20,204	10,779	3,588	8,254	380	$370	$13,114	56,689

Total allowance for loan losses	$29,730	$14,138	$5,493	$10,191	$402	$370	$13,114	$73,438

Portfolio loans:
Individually evaluated for impairment	$132,276	$48,522	$22,982	$17,061	$95			$220,936
Collectively evaluated for probable incurred losses	709,486	242,653	55,007	139,190	10,505	$1,490		1,158,331

Total portfolio loans	$841,762	$291,175	$77,989	$156,251	$10,600	$1,490		$1,379,267

	December 31, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$10,636	$3,920	$3,134	$3,732	$29			$21,451
Collectively evaluated for probable incurred losses	26,685	15,866	7,355	10,262	662	$17	$4,447	65,294

Total allowance for loan losses	$37,321	$19,786	$10,489	$13,994	$691	$17	$4,447	$86,745

Portfolio loans:
Individually evaluated for impairment	$167,792	$56,210	$36,638	$23,583	$63			$284,286
Collectively evaluated for probable incurred losses	739,585	275,900	68,630	157,766	12,165	$2,781		1,256,827

Total portfolio loans	$907,377	$332,110	$105,268	$181,349	$12,228	$2,781		$1,541,113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
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

The tables below summarize activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 (in $1,000s) by loan type:

	Three Months Ended June 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$30,562	$16,978	$9,327	$11,990	$498	$13	$11,586	$80,954

Charge-offs	(3,714)	(2,691)	(1,414)	(4,782)	(38)	(679)		(13,318)
Recoveries	1,574	568	376	2,908	82			5,508
Net charge-offs	(2,140)	(2,123)	(1,038)	(1,874)	44	(679)		(7,810)

Provision for loan losses	2,248	(402)	(2,710)	247	(128)	1,039		294

Additional unallocated allowance	(940)	(315)	(86)	(172)	(12)	(3)	1,528

Ending balance	$29,730	$14,138	$5,493	$10,191	$402	$370	$13,114	$73,438

	Six Months Ended June 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$37,321	$19,786	$10,489	$13,994	$691	$17	$4,447	$86,745

Charge-offs	(9,566)	(7,067)	(3,564)	(6,560)	(333)	(679)		(27,769)
Recoveries	3,967	3,769	1,149	4,265	145	7		13,302
Net charge-offs	(5,599)	(3,298)	(2,415)	(2,295)	(188)	(672)		(14,467)

Provision for loan losses	3,342	(565)	(2,092)	(530)	(34)	1,039		1,160

Additional unallocated allowance	(5,334)	(1,785)	(489)	(978)	(67)	(14)	8,667

Ending balance	$29,730	$14,138	$5,493	$10,191	$402	$370	$13,114	$73,438

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
	Three Months Ended June 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$49,154	$26,056	$17,449	$23,719	$824	$44	$117,246

Charge-offs	(6,463)	(3,261)	(4,239)	(5,576)	(369)		(19,908)
Recoveries	1,112	960	145	1,184	55	1	3,457
Net charge-offs	(5,351)	(2,301)	(4,094)	(4,392)	(314)	1	(16,451)

Provision for loan losses	5,077	(1,334)	1,513	55	406	19	5,736

Ending balance	$48,880	$22,421	$14,868	$19,382	$916	$64	$106,531

	Six Months Ended June 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$47,823	$36,139	$17,505	$24,098	$681	$59	$126,305

Acquired loan loss reserve	1,043	117	651	500	68	1	2,380

Charge-offs	(14,874)	(10,441)	(11,833)	(10,822)	(592)		(48,562)
Recoveries	2,044	1,941	3,153	1,959	93	2	9,192
Net charge-offs	(12,830)	(8,500)	(8,680)	(8,863)	(499)	2	(39,370)

Provision for loan losses	12,844	(5,335)	5,392	3,647	666	2	17,216

Ending balance	$48,880	$22,421	$14,868	$19,382	$916	$64	$106,531

The average total portfolio loans for the six months ended June 30, 2012 and 2011 were $1.5 billion and $1.9 billion, respectively.  The ratio of net charge-offs (annualized) to average portfolio loans outstanding was 1.98% and 4.21% for the six months ended June 30, 2012 and 2011, respectively.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	June 30, 2012	March 31, 2012	December 31, 2011
Nonaccrual loans:
Loans secured by real estate:
Commercial	$93,792	$114,225	$121,250
Residential (including multi-family)	36,525	39,094	45,357
Construction, land development and other land	17,409	21,411	29,088
Total loans secured by real estate	147,726	174,730	195,695
Commercial and other business-purpose loans	13,238	14,901	17,818
Consumer	174	182	124
Total nonaccrual loans	161,138	189,813	213,637

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	1,029	515	3,778
Residential (including multi-family)	231	1,089	259
Construction, land development and other land	--	312	--
Total loans secured by real estate	1,260	1,916	4,037
Commercial and other business-purpose loans	93	233	148
Consumer	14	17	38
Total past due loans	1,367	2,166	4,223

Total nonperforming loans	$162,505	$191,979	$217,860

Real estate owned and other repossessed assets	95,331	101,651	95,587

Total nonperforming assets	$257,836	$293,630	$313,447

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of June 30, 2012:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$91,090	$103,121	$11,633
Residential (including multi-family)	30,953	45,210	4,292
Construction, land development and other land	13,017	19,311	2,278
Total loans secured by real estate	135,060	167,642	18,203
Commercial and other business-purpose loans	13,989	25,377	3,042
Consumer	306	1,789	31
	149,355	194,808	21,276
With no related allowance recorded:
Loans secured by real estate:
Commercial	66,967	101,509
Residential (including multi-family)	29,571	43,160
Construction, land development and other land	14,712	26,343
Total loans secured by real estate	111,250	171,012
Commercial and other business-purpose loans	7,466	11,895
Consumer	15	15
	118,731	182,922

Total	$268,086	$377,730	$21,276

Included in total impaired loans as of June 30, 2012 is $197.4 million of loans modified as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note).

Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three and six months ended June 30, 2012 and 2011, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recorded	Investment	Recorded

Commercial	$164,182	$664	$167,544	$2,325
Residential (including multi-family)	60,434	587	62,526	1,231
Construction, land development and other land	30,302	299	33,462	596
Total loans secured by real estate	254,918	1,550	263,532	4,152
Commercial and other business-purpose loans	23,310	338	24,686	640
Consumer	311	7	266	10

Total	$278,539	$1,895	$288,484	$4,802

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recorded	Investment	Recorded

Commercial	$177,976	$429	$177,749	$978
Residential (including multi-family)	59,928	121	61,904	250
Construction, land development and other land	48,161	75	49,232	111
Total loans secured by real estate	286,065	625	288,885	1,339
Commercial and other business-purpose loans	29,046	1	30,631	74
Consumer	307		278

Total	$315,418	$626	$319,794	$1,413

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of December 31, 2011:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$68,486	$79,753	$11,053
Residential (including multi-family)	32,054	36,628	5,288
Construction, land development and other land	15,443	21,391	3,464
Total loans secured by real estate	115,983	137,772	19,805
Commercial and other business-purpose loans	16,037	17,294	4,696
Consumer	166	173	95
	132,186	155,239	24,596
With no related allowance recorded:
Loans secured by real estate:
Commercial	105,548	145,956
Residential (including multi-family)	33,928	45,902
Construction, land development and other land	24,278	39,537
Total loans secured by real estate	163,754	231,395
Commercial and other business-purpose loans	11,658	16,976
Consumer	12	48
	175,424	248,419

Total	$307,610	$403,658	$24,596

Included in impaired loans as of December 31, 2011 is $207.0 million of loans modified as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
The following tables summarize the aging and amounts of past due loans (in $1,000s):

	June 30, 2012
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$13,373	$1,029	$93,792	$108,194	$733,568	$841,762
Residential (including multi- family	3,913	231	36,525	40,669	250,506	291,175
Construction, land development and other land	1,575		17,409	18,984	59,005	77,989
Total loans secured by real estate	18,861	1,260	147,726	167,847	1,043,079	1,210,926
Commercial and other business- purpose loans	2,224	93	13,238	15,555	140,696	156,251
Consumer	139	14	174	327	10,273	10,600
Other					1,490	1,490

Total	$21,224	$1,367	$161,138	$183,729	$1,195,538	$1,379,267

	December 31, 2011
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$16,770	$3,778	$121,250	$141,798	$765,579	$907,377
Residential (including multi- family	4,913	259	45,357	50,529	281,581	332,110
Construction, land development and other land	3,691		29,088	32,779	72,489	105,268
Total loans secured by real estate	25,374	4,037	195,695	225,106	1,119,649	1,344,755
Commercial and other business- purpose loans	3,930	148	17,818	21,896	159,453	181,349
Consumer	476	38	124	638	11,590	12,228
Other					2,781	2,781

Total	$29,780	$4,223	$213,637	$247,640	$1,293,473	$1,541,113

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
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

Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	June 30, 2012
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$571,210	$99,766	$170,786	$841,762
Residential (including multi-family)	199,684	25,662	65,829	291,175
Construction, land development and other land	40,399	12,470	25,120	77,989
Total loans secured by real estate	811,293	137,898	261,735	1,210,926
Commercial and other business-purpose loans	118,629	12,310	25,312	156,251
Consumer	9,557	622	421	10,600
Other	1,490			1,490

Total	$940,969	$150,830	$287,468	$1,379,267

	December 31, 2011
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$606,691	$90,673	$210,013	$907,377
Residential (including multi-family)	224,285	31,319	76,506	332,110
Construction, land development and other land	52,315	12,134	40,819	105,268
Total loans secured by real estate	883,291	134,126	327,338	1,344,755
Commercial and other business-purpose loans	135,017	14,412	31,920	181,349
Consumer	11,134	574	520	12,228
Other	2,487	294		2,781

Total	$1,031,929	$149,406	$359,778	$1,541,113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
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

Loans for which there has been no rate or term modification:  If there has been no change in the rate and term, a discounted cash flow analysis using the same terms would not, in most cases, yield a specific reserve allocation commensurate with loans in the general allowance account that have similar risk characteristics with respect to payment default but that have not been modified and are a troubled debt restructuring.  In the determination of the specific reserve for this category of loans, the appropriate general pool loss reserve factor is used as a baseline with adjustments made based on known circumstances that may affect the collectability of the loan.  Any increase or decrease to the baseline general allowance reserve factor is determined based on the loss experience for loans with similar risk characteristics.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
Loans that have interest only terms:  Unless there is a specific event that can be documented which will result in the loan being paid, returned to the original contract terms or refinanced, these loans are treated as collateral-dependent and the specific reserve is based on the net value of the collateral held.

The following table summarizes loans modified as troubled debt restructurings during the three and six months ended June 30, 2012 (in $1,000s):

	Three Months Ended June 30, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	39	$17,851	$14,345	$736
Residential	31	4,237	3,823	454
Construction, land development and other land	6	596	563	15
Total loans secured by real estate	76	22,684	18,731	1,205
Commercial and other business- purpose loans	5	350	327	7

Total	81	$23,034	$19,058	$1,212

	Six Months Ended June 30, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	83	$31,081	$26,184	$1,296
Residential	60	8,309	6,914	685
Construction, land development and other land	12	1,652	1,400	41
Total loans secured by real estate	155	41,042	34,498	2,022
Commercial and other business- purpose loans	18	1,304	1,194	42
Consumer	2	40	39	3

Total	175	$42,386	$35,731	$2,067

Of the amounts in the table above for the six months ended June 30, 2012, approximately $10.6 million, or 30%, and 54 contracts, or 30%, are substandard rated loans that were extended or renewed with no change in rate or terms, and the terms provided were not representative of current market rates for loans with similar risk characteristics.  The remainder of the troubled debt restructuring pool constitutes loans where repayment terms and/or interest rates were modified, or the loan was modified to an "interest only" structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
The following table summarizes loans modified as troubled debt restructurings in the last twelve months for which there was a payment default (i.e., when a loan becomes 90 days or more past due) during the three and six months ended June 30, 2012 (in $1,000s):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Loans secured by real estate:
Commercial	10	$1,151	16	$2,056
Residential	7	1,177	13	1,651
Construction, land development and other land	3	473	8	1,194
Total loans secured by real estate	20	2,801	37	4,901
Commercial and other business- purpose loans	4	282	6	384
Consumer			1	90

Total	24	$3,083	44	$5,375

The total amount of troubled debt restructurings as of June 30, 2012 and December 31, 2011 is detailed in the following tables by loan type and accrual status (in $1,000s):

	Troubled Debt Restructurings at June 30, 2012
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$48,637	$64,264	$112,901
Residential (including multi-family)	21,912	24,016	45,928
Construction, land development and other land	9,928	10,320	20,248
Total loans secured by real estate	80,477	98,600	179,077
Commercial and other business-purpose loans	9,823	8,201	18,024
Consumer	134	147	281

Total	$90,434	$106,948	$197,382

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note D - Loans - Continued
	Troubled Debt Restructurings at December 31, 2011
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$65,589	$52,784	$118,373
Residential (including multi-family)	25,358	20,625	45,983
Construction, land development and other land	13,714	10,635	24,349
Total loans secured by real estate	104,661	84,044	188,705
Commercial and other business-purpose loans	8,336	9,876	18,212
Consumer		54	54

Total	$112,997	$93,974	$206,971

Note E - Discontinued Operations

During the six months ended June 30, 2012, Capitol completed the following sale of a bank subsidiary (in $1,000s):

		Sale
	Date Sold	Proceeds	Gain

Mountain View Bank of Commerce(1)	January 30, 2012	$4,060	$126

(1)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.

On July 27, 2012, Capitol completed the sale of Bank of Michigan with aggregate proceeds of $3.6 million and a net estimated loss of $270,000.

On July 30, 2012, Capitol completed the sale of First Carolina State Bank with aggregate proceeds of $1.3 million and a net estimated gain of $290,000.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note E - Discontinued Operations - Continued
The assets, liabilities and results of operations for Mountain View Bank of Commerce, First Carolina State Bank and Bank of Michigan, together with the results of operations of banks sold in 2011, including Bank of Feather River, Bank of Fort Bend, Bank of Las Colinas, Bank of the Northwest, Bank of Tucson - main office, Community Bank of Rowan, Evansville Commerce Bank and Sunrise Bank, are classified as discontinued operations for the periods presented and include the following components (in $1,000s):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Interest income	$1,725	$9,191	$3,696	$19,861
Interest expense	398	1,548	856	3,520
Net interest income	1,327	7,643	2,840	16,341
Provision for loan losses	101	2,374	561	4,855
Net interest income after provision for loan losses	1,226	5,269	2,279	11,486
Noninterest income	376	1,134	708	2,279
Gain on sale of bank subsidiaries		184	126	4,552
Noninterest expense	1,507	7,027	2,954	14,081
Income (loss) before income taxes	95	(440)	159	4,236
Less income tax expense	80	208	62	1,807
Net income (loss) from discontinued operations	15	(648)	97	2,429
Net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(22)	478	66	651
Net income (loss) from discontinued operations attributable to Capitol Bancorp Limited	$(7)	$(170)	$163	$3,080
Net income from discontinued operations per common share attributable to Capitol Bancorp Limited	$--	$--	$--	$0.08

Assets and liabilities of discontinued operations are summarized below (in $1,000s):

	June 30, 2012	Dec 31, 2011		June 30, 2012	Dec 31, 2011
Assets:			Liabilities:
Cash and cash equivalents	$34,554	$40,575	Noninterest-bearing deposits
Investment securities	4,179	10,199		$24,335	$27,292
Federal Home Loan Bank stock			Interest-bearing deposits	123,319	165,864
	593	957	Total deposits	147,654	193,156
Portfolio loans	122,953	163,156	Other liabilities	9,991	12,600
Less allowance for loan losses
	(5,579)	(6,535)		$157,645	$205,756
Net portfolio loans	117,374	156,621
Premises and equipment	3,911	3,452
Other real estate owned	3,379	5,949
Other assets	2,167	4,745

	$166,157	$222,498

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED
Note F - Fair Value

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  There were no mortgage loans held for sale written down to fair value at June 30, 2012.  Fair value is based on independent quoted market prices, where applicable (Level 1 inputs), or the prices for other whole mortgage loans with similar characteristics, as Level 2 inputs.

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2012 and December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note F - Fair Value - Continued
Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	June 30, 2012		December 31, 2011
	Total	Significant Other Observable Inputs (Level 2)	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:(1)
United States treasury	$3,502	$3,502	$4,013	$4,013
United States government agency	3,998	3,998
Mortgage-backed	9,493	9,493	10,592	10,592
Municipalities	106	106	278	278

	$17,099	$17,099	$14,883	$14,883

(1)	Level 2 inputs for investment securities available for sale include pricing models from independent pricing sources with reasonable levels of price transparency.

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	June 30, 2012		December 31, 2011
	Total	Significant Unobservable Inputs (Level 3)	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$118,731	$118,731	$175,424	$175,424

Other real estate owned(2)	$94,834	$94,834	$95,523	$95,523

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

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan downgrade and receipt of an updated appraisal, the loan will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, an impaired loan will be further evaluated for appropriate write-down.  Negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loans are charged to the allowance for loan losses, as a partial write-down/charge-off, on a timely basis after the appraisal has been received and reviewed.  Occasionally, additional potential loss amounts may be included if circumstances exist

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note F - Fair Value - Continued
which may further adversely impact fair value estimates.  Internally-developed evaluations may be used when the amount of a loan is less than $250,000.  Internally-prepared evaluations may also be used when the most recent appraisal date is within a year to estimate the current effect of economic conditions or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

		June 30, 2012		December 31, 2011
	Level Used to Measure Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash	1	$47,466	$47,466	$38,540	$38,540
Cash equivalents	2	298,395	298,395	318,006	318,006
Loans held for sale	2	1,099	1,099	2,129	2,129
Investment securities:
Available for sale	2	17,099	17,099	14,883	14,883
Held for long-term investment	3	2,769	2,769	2,737	1,981
		19,868	19,868	17,620	16,864
Federal Home Loan Bank and Federal Reserve Bank stock	2	12,105	12,105	12,851	12,851
Portfolio loans:
Loans secured by real estate:
Commercial	3	841,762	839,488	907,377	903,687
Residential (including multi-family)	3	291,175	290,789	332,110	331,434
Construction, land development and other land	3	77,989	78,037	105,268	105,262
Total loans secured by real estate		1,210,926	1,208,314	1,344,755	1,340,383
Commercial and other business-purpose loans	3	156,251	156,183	181,349	181,350
Consumer	3	10,600	10,815	12,228	12,406
Other	3	1,490	1,458	2,781	2,546
Total portfolio loans		1,379,267	1,376,770	1,541,113	1,536,685
Less allowance for loan losses	3	(73,438)	(73,438)	(86,745)	(86,745)
Net portfolio loans		1,305,829	1,303,332	1,454,368	1,449,940

Financial liabilities:
Deposits:
Noninterest-bearing	1	361,003	361,003	328,896	328,896
Interest-bearing:
Demand accounts	2	507,722	507,722	502,866	502,866
Time certificates of less than $100,000	3	373,757	376,161	454,833	460,012
Time certificates of $100,000 or more	3	486,550	489,034	571,803	575,942
Total interest-bearing		1,368,029	1,372,917	1,529,502	1,538,820
Total deposits		1,729,032	1,733,920	1,858,398	1,867,716
Notes payable and other borrowings	3	30,694	20,908	50,445	50,824
Subordinated debentures	3	149,207	29,080	149,156	123,452

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note F - Fair Value - Continued
Estimated fair values of financial assets and liabilities in the preceding table are based upon a comparison of current interest rates on financial instruments and the timing of related scheduled cash flows to the estimated present value of such cash flows using current estimated market rates of interest (unless quoted market values or other fair value information is more readily available, except subordinated debentures, for which the fair value is based on the liquidation or principal amount outstanding).  For example, the estimated fair value of portfolio loans is determined based on discounted cash flow computations.  Similarly, the estimated fair values of time deposits, notes payable and other borrowings were determined through discounted cash flow computations.  Except for subordinated debentures, such estimates of fair value are not intended to represent portfolio liquidation value and, accordingly, only represent an estimate of fair value based on current financial reporting requirements.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED
Note G - Net Loss Per Common Share Attributable to Capitol Bancorp Limited

Computations of net loss per common share were based on the following (in 1,000s) for the periods ended June 30:

	Three Month Period		Six Month Period
	2012	2011	2012	2011

Numerator-net loss attributable to Capitol Bancorp Limited for the period	$(10,339)	$(16,438)	$(18,251)	$(16,149)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic and diluted net loss)	41,021	40,946	41,020	36,579

Number of antidilutive stock options excluded from diluted net loss per share computation	1,722	1,541	1,722	1,541

Number of antidilutive unvested restricted shares excluded from basic and diluted net loss per share computation	18	30	18	30

Number of antidilutive warrants excluded from diluted net loss per share computation	1,250	1,326	1,250	1,326

Net income (loss) per common share attributable to Capitol Bancorp Limited:
From continuing operations	$(0.25)	$(0.40)	$(0.44)	$(0.52)
From discontinued operations	--	--	--	0.08

Total net loss per common share attributable to Capitol Bancorp Limited	$(0.25)	$(0.40)	$(0.44)	$(0.44)

Note H - Trust-Preferred Securities and Debt Extinguishment

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash and liquid resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $32.5 million and $27.6 million at June 30, 2012 and December 31, 2011, respectively.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED
Note I - Pending Sale of Subsidiary Banks

In addition to completed sales of certain bank subsidiaries (see Note E), Capitol has entered into a definitive agreement to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institution which is pending:  High Desert Bank.  Total proceeds from this pending sale are expected to approximate $760,000, resulting in a projected loss of $210,000 ($0.01 per common share) based on Capitol's investment in the bank as of June 30, 2012, and the sale is expected to be consummated in 2012, subject to regulatory approval and other significant contingencies.

Note J - Regulatory and Operating Matters

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED

Note J - Regulatory and Operating Matters - Continued
Capitol's banking subsidiaries which have received a PCAD are as follows as of June 2012 (listed in descending order based on total assets):

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

Regulatory capital matters are set forth in Note K.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED
Note K - Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

		June 30,		December 31,
		2012		2011
Tier 1 capital to average adjusted total assets:
Minimum required amount	≥	$80,701	≥	$92,356
Actual amount		$(132,168)		$(109,146)
Ratio		(6.55)%		(4.73)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(1)	≥	$61,153	≥	$68,615
Actual amount		$(132,168)		$(109,146)
Ratio		(8.65)%		(6.36)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(2)	≥	$122,307	≥	$137,231
Actual amount		$(132,168)		$(109,146)
Ratio		(8.65)%		(6.36)%

(1)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(2)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.

Capitol's total risk-based capital ratio at June 30, 2012 and December 31, 2011 was materially and adversely impacted by the exclusion of approximately $169.1 million and $171.5 million, respectively, of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted primarily from operating losses.  Capitol's Tier 1 capital will need to increase to a positive level in order to allow for the inclusion of trust-preferred securities in Tier 2 capital for regulatory capital computation purposes.

The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at June 30, 2012 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Regulatory capital ratios of the banks are set forth on page 47 on this document.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED
Note L - Financial Restructuring Plan

On June 22, 2012, Capitol announced the commencement of a voluntary restructuring plan designed to facilitate Capitol's objective of converting existing debt, including senior notes and trust-preferred securities, to equity and with the primary objectives of enhancing capital levels, improving liquidity and accelerating Capitol's return to profitability.  The initiative includes the opportunity to preserve Capitol's substantial deferred tax assets.

Under the restructuring plan, which was approved by Capitol's Board of Directors and reviewed with Capitol's primary regulators, existing debt holders were asked to exchange their debt securities for both preferred and common stock of the Corporation (the "Exchange Offer").  Simultaneously, Capitol solicited votes from all debt and equity holders for a prepackaged plan of reorganization (the "Standby Plan") for Capitol and its affiliate Financial Commerce Corporation ("FCC"), formerly known as Michigan Commerce Bancorp Limited, to be commenced in the event that the Exchange Offer was not successful.   The Standby Plan contemplates the conversion of all current trust-preferred security holders, unsecured senior note holders, current preferred equity shareholders and current common equity shareholders into new classes of common stock, which will retain approximately 53% of the voting control and value of the restructured company.  Capitol is also actively seeking external capital sources sufficient to restore all affiliate institutions to "well-capitalized" status in exchange for approximately 47% of the restructured Corporation.

The restructuring initiatives will facilitate the conversion of Capitol's trust-preferred securities to equity and strengthen the composition of Capitol's capital base by increasing its Tier 1 common and tangible common equity ratios.  Through this restructuring plan, and current capital raise, Capitol expects to have increased capital flexibility to continue to support its community banking platform.

The Exchange Offer and voting on the Standby Plan expired on July 27, 2012.  The results were overwhelmingly in support of the Standby Plan, and the conditions were not satisfied for the exchange offers to the existing debt holders.  All classes voted to accept the Standby Plan with all votes substantially exceeding the required thresholds for a successful solicitation.

Accordingly, on August 9, 2012, Capitol proceeded with a voluntary prepackaged bankruptcy filing in order to restructure its debt and streamline its capital structure.  Capitol and FCC filed a voluntary joint prepackaged bankruptcy petition.  Capitol's banking subsidiaries are not part of the filing and continue to conduct business on an uninterrupted basis.

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

Financial Condition

Total assets approximated $2.0 billion at June 30, 2012 and $2.2 billion at December 31, 2011.  The balance sheets include total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	June 30, 2012	December 31, 2011
Arizona Region:
Central Arizona Bank	$39,297	$41,976
Sunrise Bank of Albuquerque	56,098	60,063
Sunrise Bank of Arizona	258,108	303,513
Arizona Region Total	353,503	405,552

Colorado Region:
Mountain View Bank of Commerce(1)		51,665

Great Lakes Region:
Bank of Maumee	35,072	33,495
Bank of Michigan(1)	89,898	85,664
Capitol National Bank	168,657	153,938
Indiana Community Bank	106,905	119,372
Michigan Commerce Bank	706,600	776,289
Great Lakes Region Total	1,107,132	1,168,758

Nevada Region:
1st Commerce Bank	23,225	26,375
Bank of Las Vegas	288,491	318,174
Nevada Region Total	311,716	344,549

Northwest Region:
High Desert Bank	30,713	31,020

Southeast Region:
First Carolina State Bank(1)	76,259	85,169
Pisgah Community Bank	27,272	28,120
Sunrise Bank	74,753	81,119
Southeast Region Total	178,284	194,408

Parent company and other, net	4,559	9,313

Consolidated totals	1,985,907	2,205,265
Less discontinued operations	(166,157)	(222,498)

Consolidated totals-continuing operations	$1,819,750	$1,982,767

(1)
Capitol sold its ownership in First Carolina State Bank effective July 30, 2012, Bank of Michigan effective July 27, 2012 and Mountain View Bank of Commerce effective January 30, 2012.  These banks' operations are included in Capitol's consolidated totals up to the date of sale as part of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

Total assets decreased $219.4 million during the six months ended June 30, 2012, of which $51.7 million related to the bank subsidiary sold during the period.

Portfolio loans, the single largest asset category (69% of total assets at June 30, 2012), decreased during the six months ended June 30, 2012 by approximately $161.8 million, compared to a decrease of about $191.5 million during the corresponding period of 2011.  Although Capitol's banks operate in regions where the economies are beginning to show some signs of recovery, they are still challenged with continued relative weakness in real estate values in their banking regions and markets.  The portfolio decrease is attributed largely to shrinkage due in part to disciplined pricing and portfolio management, as the banks continue to deploy available options to preserve liquidity and bolster regulatory capital levels.  Because portfolio loans comprise the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

Geographic diversification of Capitol's balance sheet continues to play an important role in risk management and the road to improved profitability.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  At June 30, 2012, Capitol's primary geographic banking regions include Phoenix, Arizona, Las Vegas, Nevada and the Great Lakes Region, dominated by the largest banking affiliate, located in Ann Arbor, Michigan.  As of June 30, 2012, 62% of the consolidated loan portfolio relates to the Great Lakes Region (60% at December 31, 2011) and 38% relates to banks located in other regions of the country (40% at December 31, 2011).  While concentration levels remain somewhat static compared to the end of 2011, the geographic mix of portfolio loans has changed slightly over the past few years as Capitol has divested of banks.  Management believes that these banking regions offer the Corporation the best opportunity to increase market presence as well as improved performance and resource allocation.

The consolidated allowance for loan losses at June 30, 2012 approximated $73.4 million or 5.32% of total portfolio loans, a decrease from the 5.63% ratio at the beginning of the year (excluding discontinued operations), resulting from some improvement in economic conditions and positive changes in asset quality.  The consolidated allowance for loan losses at June 30, 2012 decreased $13.3 million from the beginning of the year, excluding discontinued operations, as the Corporation continued to reduce its loan portfolio in conjunction with its balance sheet deleveraging strategy and as a result of general loan curtailments.  The decrease in the allowance for loan losses is also somewhat reflective of the effects of stabilizing asset quality, as levels of nonperforming loans have declined.

Last year, the Corporation received regulatory guidance regarding the methodology used to determine the allowance for loan losses at its three largest banks.  The guidance recommended that the banks' methodology be modified such that higher loss rates, in part derived from loan charge-off history on the substandard risk-rated loan pools, be applied to the "watch" rated loans as well as the "pass" (or acceptable credit quality) rated loan pool, the largest category of loans in the banks' portfolios.  Corporate management, in frequent dialogue with the regulators concerning their guidance for determining the allowance for loan losses, evaluated other methodologies permissible in accordance with regulatory pronouncements and industry practices.  As a result of the evaluation, Capitol began to phase in migration analysis beginning in December 31, 2011.  Since that time, migration analysis has been used, at least in part, to determine the allowance for loan losses at its three largest banks.  In calculating the annualized net charge-off rates, the banks generally applied at least a twenty-four month look back period of the loan portfolio as of December 31, 2011 and a twenty-four to thirty-three month look back and loss accumulation period as of June 30, 2012.  The calculations were tailored to the individual bank to account for loss histories and market conditions within the markets served by the bank.  The time periods for the loan portfolio look back period were chosen based on dialogue with regulatory authorities, and were selected in a manner so as to reach a confidence interval such that most of the incurred historical losses captured under the migration approach had been accounted for in the analysis.  As of December 31, 2011, this migration analysis approach to calculating annualized net charge-off rates was validated by an independent professional accounting and consulting firm, without issue.  Based on management's analysis and judgment, and supported by an external firm's validation of the migration technique, the Corporation believes that the methodology used to determine the allowance for loan losses meets both regulatory guidance and requirements under generally accepted accounting principles, and represents management's best estimate of probable incurred losses in the consolidated loan portfolio as of June 30, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

At June 30, 2012, the Corporation's largest banking affiliate calculated its allowance for loan losses using three different techniques and eight iterations of migration analysis.  The techniques included the methodology developed by the FDIC, the approach used by the bank during most of 2011 and eight iterations of migration analysis.  The eight iterations of migration analysis used look back and loss accumulation periods of twelve, fifteen, eighteen, twenty-one, twenty-four, twenty-seven, thirty and thirty-three months.  The ten calculations produced an allowance for loan losses level that resulted in excess reserves ranging from $11.4 million to $31.5 million at June 30, 2012; the methodology recommended by the regulators resulted in a $13.1 million excess reserve.  Since it is currently operating under a Consent Order, written regulatory approval is required for the bank to release any portion of its $13.1 million in excess reserves and record a negative provision for loan losses.  As of July 2012, written regulatory approval had not been received.  The bank has identified the $13.1 million portion of its allowance for loan losses at June 30, 2012 as unallocated.

The methodology used in the determination of the allowance for loan losses at June 30, 2012 for the remaining banking affiliates has remained consistent with no changes to the techniques used to calculate historical loan loss experience, and has been incorporated in the consolidated provision for loan losses recorded for the six months ended June 30, 2012.

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

Total nonperforming loans approximated $162.5 million at June 30, 2012 (excluding discontinued operations).  Of that total, $79.9 million or 49% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan.  Nonperforming loans decreased significantly during the six-month period, including decreases of $28.5 million within the Great Lakes Region and $22.6 million within the Nevada Region.

In response to the elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for the Great Lakes Region, the Southeast Region and the Nevada Region, approximating 5.66%, 6.98% and 5.07% of portfolio loans, respectively, for each of the regions on a combined basis as of June 30, 2012.  The allowance for loan losses levels reach as high as 9.73% at 1st Commerce Bank, 8.77% at Pisgah Community Bank and 7.04% at Michigan Commerce Bank.  While these levels of allowance to loans remain high in these regions, Michigan Commerce Bank has identified that $13.1 million of its allowance is unallocated and has requested a negative provision for loan losses to bring the allowance to loans to a commensurate level based on the acceptable loan loss reserve determination methodologies discussed previously.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.

Nonperforming loans decreased $55.4 million or 25.4% during the six months ended June 30, 2012, compared to a decrease of $25.9 million or 9.0% in the corresponding period of 2011.  Nonperforming loans have decreased for eight consecutive quarters.  Nonperforming assets decreased $55.6 million for the six months ended June 30, 2012, compared to a decrease of $27.0 million in the corresponding period of 2011.  Management believes the overall decreases primarily demonstrate signs of stability in several of Capitol's key markets; however, there can be no assurance that future operating results will continue to reflect these recent trends.

The allowance for loan losses as a percentage of nonperforming loans approximated 45.19% at June 30, 2012, compared to 39.8% at the beginning of the year (excluding operations discontinued in 2012).  As previously discussed, the allowance for loan losses is an estimate based on management's judgment at the balance-sheet date.  Levels of nonperforming loans may fluctuate at balance-sheet dates by amounts which are not commensurate with the ratio of the allowance for loan losses or the allowance coverage ratio of nonperforming loans (i.e., the allowance for loan losses as a percentage of nonperforming loans).  Several factors may contribute to this occurrence.  For example, estimated losses

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans as charge-offs and, accordingly, there is no related allowance for loan losses allocation necessary.  Further, some collateral-dependent loans may have minimal, or no, loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

Nonperforming loans at June 30, 2012 approximated 11.78% of total portfolio loans, a decrease from the December 31, 2011 ratio of 14.14% (excluding discontinued operations).  While total nonperforming loans have declined for eight consecutive quarters, the ongoing divestiture activity and general deleveraging of the balance sheet have previously reduced the impact the declining nonperforming loans had on the ratio of nonperforming loans to total loans.  This is the first quarter of the past eight quarters that also reflects a decline in this key asset quality metric, further underscoring the Corporation's commitment to restoring balance sheet strength by resolving historical loan portfolio deterioration.

Of the nonperforming loans at June 30, 2012, about 92% were secured by real estate.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies as markets deteriorate.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at June 30, 2012 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

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

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan downgrade and receipt of an updated appraisal, the loan will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, an impaired loan will be further evaluated for appropriate write-down.  Negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loans are charged to the allowance for loan losses, as a partial write-down/charge-off, on a timely basis after the appraisal has been received and reviewed.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Internally developed evaluations may be used when the amount of a loan is less than $250,000.  Internally prepared evaluations may also be used when the most recent appraisal date is within a year to estimate the current effect of economic conditions or deterioration.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

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

At June 30, 2012, problem and potential problem loans (including the previously-discussed nonperforming loans) approximated $438.3 million or about 32% of total consolidated portfolio loans, compared to approximately $509.2 million or about 33% at December 31, 2011.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they necessarily deemed "impaired"), but rather are identified by management as potential problem loans to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously discussed, are primarily secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic conditions in some markets may result in continued future loan losses, as experienced in the first six months of 2012.

Included in problem and potential problem loans are loans modified as troubled debt restructurings.  These loans decreased $9.6 million during the six months ended June 30, 2012, which was mostly related to charge-offs and payments received, including loans paid in full.  The following table presents the activity within troubled debt restructurings for the six months ended June 30, 2012 (in $1,000s):

	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Total

Beginning balance	$118,374	$45,982	$24,349	$18,212	$54	$206,971

New additions	21,626	6,423	2,084	1,284	39	31,456

Payments received, including loans paid-in-full	(13,117)	(3,151)	(3,607)	(1,953)	6	(21,822)

Charge-offs and other	(13,982)	(3,326)	(2,578)	481	182	(19,223)

Ending balance	$112,901	$45,928	$20,248	$18,024	$281	$197,382

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

The Corporation's other real estate owned decreased $689,000 during the six months ended June 30, 2012, which was mostly related to sales and write-downs of properties acquired in foreclosure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Financial Condition - Continued

The following table presents the activity within other real estate owned for the six months ended June 30, 2012 (in $1,000s):

Other real estate owned at January 1	$95,523
Properties acquired in restructure of loans or in lieu of foreclosure	30,795
Properties sold	(23,822)
Payments received from tenants, credited to carrying amount	(34)
Write-down of other real estate owned	(7,628)

Other real estate owned at June 30	$94,834

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2012	Dec 31, 2011	June 30, 2012	Dec 31, 2011	June 30, 2012	Dec 31, 2011	June 30, 2012	Dec 31, 2011
Arizona Region:
Central Arizona Bank	$30,454	$33,108	$1,586	$1,801	$3,281	$4,069	5.21%	5.44%
Sunrise Bank of Albuquerque	41,866	45,924	2,135	2,013	4,585	4,077	5.10%	4.38%
Sunrise Bank of Arizona	203,886	237,914	6,147	11,126	18,199	24,038	3.01%	4.68%
Arizona Region Total	276,206	316,946	9,868	14,940	26,065	32,184	3.57%	4.71%

Colorado Region:
Mountain View Bank of Commerce(1)		40,060		751		22		1.87%

Great Lakes Region:
Bank of Maumee	24,915	26,334	1,003	1,084	604	988	4.03%	4.12%
Bank of Michigan(1)	71,638	64,970	1,936	1,505	1,125	715	2.70%	2.32%
Capitol National Bank	113,339	119,929	2,901	3,681	9,018	12,423	2.56%	3.07%
Indiana Community Bank	83,406	92,257	3,028	3,346	5,788	7,803	3.63%	3.63%
Michigan Commerce Bank	558,723	618,852	39,329	41,653	63,074	86,179	7.04%	6.73%
Great Lakes Region Total	852,021	922,342	48,197	51,269	79,609	108,108	5.66%	5.56%

Nevada Region:
1st Commerce Bank	16,183	18,542	1,575	1,634	1,981	3,998	9.73%	8.81%
Bank of Las Vegas	210,439	240,110	9,921	13,440	41,344	61,908	4.71%	5.60%
Nevada Region Total	226,622	258,652	11,496	15,074	43,325	65,906	5.07%	5.83%

Northwest Region:
High Desert Bank	25,431	25,913	962	957	713		3.78%	3.69%

Southeast Region:
First Carolina State Bank(1)	51,315	58,126	3,643	4,279	5,688	5,280	7.10%	7.36%
Pisgah Community Bank	16,821	19,753	1,475	1,925	4,268	3,717	8.77%	9.75%
Sunrise Bank	53,544	62,207	3,375	4,084	9,395	8,395	6.30%	6.57%
Southeast Region Total	121,680	140,086	8,493	10,288	19,351	17,392	6.98%	7.34%

Parent company and other, net	260	270	1	1	255	265	0.38%	0.37%

Consolidated totals	1,502,220	1,704,269	79,017	93,280	169,318	223,877	5.26%	5.47%
Less discontinued operations	(122,953)	(163,156)	(5,579)	(6,535)	(6,813)	(6,017)	4.54%	4.01%

Consolidated totals relating to continuing operations	$1,379,267	$1,541,113	$73,438	$86,745	$162,505	$217,860	5.32%	5.63%

(1)
Capitol sold its ownership in First Carolina State Bank effective July 30, 2012, Bank of Michigan effective July 27, 2012 and Mountain View Bank of Commerce effective January 30, 2012.  These banks' operations are included in Capitol's consolidated totals up to the date of sale as part of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations

Summary

Net loss attributable to Capitol for the three months ended June 30, 2012 was approximately $10.3 million compared to a net loss of $16.4 million in the corresponding period of 2011.  The net loss per share attributable to Capitol was $0.25 for the three months ended June 30, 2012 compared to net loss per share of $0.40 in the corresponding period of 2011.  Net loss attributable to Capitol for the six months ended June 30, 2012 approximated $18.3 million compared to a net loss of $16.1 million in the corresponding period of 2011.  Net loss per common share attributable to Capitol was $0.44 for the six months ended June 30, 2012 and 2011.  Net income relating to discontinued operations was not material to the periods presented, except for the gain on sale of bank subsidiaries which approximated $126,000 and $4.6 million for the six months ended June 30, 2012 and 2011, respectively.

The 2011 interim period included a $16.9 million gain related to an exchange of trust-preferred securities.  The interim 2012 net loss showed significant improvement compared to the corresponding 2011 interim period, exclusive of such gain.  There was a significant reduction in the provision for loan losses of $16.0 million to $1.2 million for the six months ended June 30, 2012, compared to a provision of $17.2 million for the corresponding period of 2011 (excluding discontinued operations), as well as a reduction in operating expenses of $12.6 million, or 19.0%, in the 2012 period as compared to the corresponding 2011 period.

Analytical Review

Operating results in all of the Corporation's banking regions improved dramatically for the six months ended June 30, 2012 compared to the same period in 2011.  While total revenues from continuing operations declined by $28.5 million (37.2%) for the six months ended June 30, 2012 compared to the same period in 2011, due mainly to the aforementioned gain on exchange of trust-preferred securities in the 2011 period, net operating losses from continuing operations declined to $19.7 million from $39.6 million exclusive of that one-time gain, or by 50%, for the same comparable period.  In the Great Lakes Region, one of the Michigan-based banks, Capitol National Bank, posted a $69,000 profit, while the largest banking affiliate, Michigan Commerce Bank, recorded only a $363,000 net loss compared to an $11.6 million loss for the same period in 2011.  Most of the improvement in operating results is directly related to significantly lower provisions for loan losses and lower costs associated with foreclosed properties and other real estate owned.

The consolidated provision for loan losses decreased significantly for the six months ended June 30, 2012 due to lower levels of loan charge-offs, declining levels of nonperforming loans and stabilizing valuations of collateral-dependent loans, primarily secured by real estate.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

Net interest income for the six months ended June 30, 2012 totaled $28.2 million, a 13.7% decrease compared to $32.7 million in 2011.  Due in part to an increase of 2.30% in the percentage of performing loans to total loans, as well as an increase of 2.90% of noninterest-bearing demand deposits to total funding, the net interest margin improved to 3.20% for the three months ended June 30, 2012, an 8 basis-point increase compared to 3.12% for the three months ended March 31, 2012 and a 25 basis-point increase compared to 2.90% for the three months ended December 31, 2011.  Net interest margin increased 23 basis-points to 3.15% for the six months ended June 30, 2012 as compared to 2.92% for the six months ended June 30, 2011.  It is not feasible to speculate on future potential changes in net interest margin.

Noninterest income for the six months ended June 30, 2012 approximated $7.0 million, a significant decrease compared to $25.6 million for the same period in 2011.  However, the interim 2011 period included a $16.9 million gain on exchange of trust-preferred securities (see Note H to the accompanying condensed consolidated financial statements).  When excluding this gain, noninterest income reflected only a slight decrease in 2012 as compared to 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

Noninterest expense totaled $53.8 million for the six-month 2012 period compared to $66.4 million for the comparable period of 2011.  The decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $5.3 million (32%) to $11.1 million in the six-month 2012 period ($16.3 million in the corresponding 2011 period), due to stabilizing valuations and holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased to $3.3 million in the six-month 2012 period compared to $5.1 million in the same period of 2011.

The largest element of noninterest expense is salaries and employee benefits, which approximated $21.7 million for the six months ended June 30, 2012, a decrease of $3.1 million (12%) from $24.8 million in the corresponding period of 2011, as a result of Capitol's ongoing efforts to 'right size' the Corporation and streamline staffing at its banks and corporate offices following bank divestitures.

The more significant elements of other noninterest expense consisted of the following for the periods ended June 30 (in $1,000s):

	Three Month Period		Six Month Period
	2012	2011(1)	2012	2011(1)

Legal fees	$1,628	$626	$2,453	$1,386
Professional fees	723	789	1,400	1,212
Insurance	486	564	1,012	1,205
Loan and collection expense	327	303	634	748
Bank services (ATMs, telephone banking and Internet banking)	258	281	523	575
Communications	202	229	400	456
Other	1,896	877	3,349	5,131

Total	$5,520	$3,669	$9,771	$10,713

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

Legal fees, as noted in the table above, increased approximately $1.0 million for the three and six months ended June 30, 2012, as compared to the same time periods of 2011, due largely to costs directly associated with the Corporation's research, planning, implementation and on-going execution of its Exchange Offer and Standby Plan for financial restructuring.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

Operating results for the six months ended June 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2012	2011	2012	2011	2012	2011	2012	2011
Arizona Region:
Central Arizona Bank	$846	$1,442	$(581)	$(1,031)
Sunrise Bank of Albuquerque	1,318	1,536	(581)	(1,480)
Sunrise Bank of Arizona	6,760	10,303	(2,464)	(7,368)
Arizona Region Total	8,924	13,281	(3,626)	(9,879)

California Region:
Bank of Feather River(3)		1,536		143		4.44%		0.69%
Sunrise Bank(3)		5,691		(729)
California Region Total		7,227		(586)

Colorado Region:
Mountain View Bank of Commerce(3)	221	1,381	16	51		1.40%		0.18%

Great Lakes Region:
Bank of Maumee	801	1,020	(271)	(82)
Bank of Michigan(3)	2,630	2,561	6	220	0.17%	6.30%	0.01%	0.55%
Capitol National Bank	3,772	4,356	69	(121)	1.26%		0.09%
Evansville Commerce Bank(3)		1,186		(96)
Indiana Community Bank	2,702	3,310	130	(158)	3.22%		0.23%
Michigan Commerce Bank	22,701	28,390	(363)	(11,613)
Great Lakes Region Total	32,606	40,823	(429)	(11,850)

Nevada Region:
1st Commerce Bank	498	660	(335)	(2,933)
Bank of Las Vegas	6,099	7,168	(2,221)	(2,811)
Nevada Region Total	6,597	7,828	(2,556)	(5,744)

Northwest Region:
Bank of the Northwest(3)		3,700		(472)
High Desert Bank	880	959	(336)	(487)
Northwest Region Total	880	4,659	(336)	(959)

Southeast Region:
Community Bank of Rowan(3)		2,123		46		1.88%		0.14%
First Carolina State Bank(3)	1,553	2,029	(898)	(2,961)
Pisgah Community Bank	448	629	(1,253)	(3,000)
Sunrise Bank	1,793	2,390	(2,582)	(3,233)
Southeast Region Total	3,794	7,171	(4,733)	(9,148)

Texas Region:
Bank of Fort Bend(3)		720		128		14.82%		2.27%
Bank of Las Colinas(3)		1,215		117		4.17%		0.50%
Texas Region Total		1,935		245

Parent company and other, net	(433)	14,515	(7,945)	17,590
Consolidated totals	52,589	98,820	(19,609)	(20,280)
Less discontinued operations	(4,404)	(22,139)	97	2,429

Consolidated totals for continuing operations	$48,185	$76,681	$(19,706)	$(22,709)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Capitol sold its ownership in First Carolina State Bank effective July 30, 2012; Bank of Michigan effective July 27, 2012; Mountain View Bank of Commerce effective January 30, 2012; Bank of Las Colinas effective October 27, 2011; Evansville Commerce Bank effective October 10, 2011; Bank of Feather River effective October 4, 2011; Bank of the Northwest and Sunrise Bank effective July 28, 2011; Community Bank of Rowan effective April 19, 2011 and Bank of Fort Bend effective March 30, 2011.  The banks' operations have been included in Capitol's consolidated totals up to the date of sale as part of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $129.4 million during the six months ended June 30, 2012 compared to a $152.3 million decrease in the corresponding period of 2011.  Brokered deposits approximated $4.3 million as of June 30, 2012, or about 2.5% of total deposits, a decrease of $23.5 million during the six-month 2012 period, as the banks have sought to reduce use of that funding source based on maturity and interest rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  All of the brokered deposits at June 30, 2012 were in relationship-based structured time accounts.  In addition, deposits have decreased as part of the banks' deleveraging strategy and as customers bring deposits within the FDIC insured limit.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 20.9% of total deposits at June 30, 2012, an increase from 17.7% at December 31, 2011.  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  During the 2012 period, however, interest-bearing deposits decreased about $161.5 million, mostly related to the previously-mentioned reduction in brokered deposits.

Cash and cash equivalents amounted to $345.9 million, or 17.4%, of total assets at June 30, 2012, compared to $356.5 million, or 16.2%, of total assets at December 31, 2011, as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were used to reduce debt obligations or were deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into investment securities during a low interest rate environment and a cautious approach to, and capital restrictions associated with, making new loans in an uncertain economy.  Management believes Capitol's liquidity position at June 30, 2012 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At June 30, 2012, Capitol's banks had approximately $17.1 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $18.5 million at June 30, 2012 and additional borrowing capacity approximated $120.8 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and related matters.  Total notes payable and other borrowings, exclusive of Federal Home Loan Bank borrowings, were $13.9 million at June 30, 2012.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash and liquid resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends to shareholders without prior written approval by that agency.  Accrued interest payable on such securities approximated $32.5 million and $27.6 million at June 30, 2012 and December 31, 2011, respectively.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

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

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (6.36)% at June 30, 2012 and (4.90)% at December 31, 2011.  As of June 30, 2012, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $17.3 million or 0.87% of total assets.  Capitol's equity deficit increased in the interim 2012 period due to losses incurred from operations, although the losses were less significant than in 2011 due primarily to lower provisions for loan losses recorded at its banks.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the banks included in Capitol's consolidation as of June 30, 2012:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(2)		Capital Ratio(2)		Capital Ratio(2)		Regulatory Classification(1)
	June 30, 2012	Dec 31, 2011	June 30, 2012	Dec 31, 2011	June 30, 2012	Dec 31, 2011	June 30, 2012	Dec 31, 2011
Arizona Region:
Central Arizona Bank	2.03%	2.01%	2.71%	2.65%	4.00%	3.95%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Albuquerque	2.10%	2.43%	2.81%	3.22%	4.10%	4.50%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank of Arizona	2.04%	2.03%	2.57%	2.56%	3.84%	3.85%	significantly-undercapitalized	significantly-undercapitalized

Great Lakes Region:
Bank of Maumee	4.55%	5.41%	6.79%	7.56%	8.08%	8.85%	adequately-capitalized	adequately-capitalized
Capitol National Bank	6.60%	6.90%	9.84%	9.15%	11.11%	10.42%	adequately-capitalized(3)	adequately-capitalized(3)
Indiana Community Bank	7.54%	6.66%	10.36%	9.35%	11.64%	10.63%	adequately-capitalized(3)	adequately-capitalized(3)
Michigan Commerce Bank	2.44%	2.17%	3.04%	2.84%	4.36%	4.16%	significantly-undercapitalized	significantly-undercapitalized

Nevada Region:
1st Commerce Bank	2.27%	2.30%	3.24%	3.88%	4.59%	5.22%	significantly-undercapitalized	significantly-undercapitalized
Bank of Las Vegas	2.01%	2.16%	2.68%	2.90%	3.97%	4.20%	significantly-undercapitalized	significantly-undercapitalized

Northwest Region:
High Desert Bank	5.66%	6.47%	7.65%	8.72%	8.93%	10.00%	adequately-capitalized	adequately-capitalized(3)

Southeast Region:
Pisgah Community Bank	2.03%	2.09%	2.93%	2.93%	4.25%	4.28%	significantly-undercapitalized	significantly-undercapitalized
Sunrise Bank	2.05%	2.16%	2.89%	2.97%	4.20%	4.29%	significantly-undercapitalized	significantly-undercapitalized

Consolidated totals	(6.55)%	(4.73)%	(8.65)%	(6.36)%	(8.65)%	(6.36)%	less than adequately-capitalized(4)	less than adequately-capitalized

(1)
Bank regulatory capital classifications are defined as follows:
Well-Capitalized - Total risk-based capital ratio must be 10% or more, and Tier 1 risk-based capital ratio must be 6% or more, and Tier 1 leverage ratio must be 5% or more, and the bank must not be subject to formal regulatory enforcement action requiring non-standard capital ratios.
Adequately-Capitalized - Does not meet the criteria for "well-capitalized," but has total risk-based capital ratio of 8% or more, and Tier 1 risk-based capital ratio of 4% or more, and Tier 1 leverage ratio of 4% or more.
Undercapitalized - Does not meet the criteria for "adequately-capitalized," but has total risk-based capital ratio of 6% or more, and Tier 1 risk-based capital ratio of 3% or more, and Tier 1 leverage ratio of 3% or more.
Significantly-Undercapitalized - Does not meet the criteria for "undercapitalized," but has Tier 1 leverage ratio of 2% or more.  Institutions with a Tier 1 leverage ratio below 2% are classified as "critically-undercapitalized."

(2)	Ratios are based on the banks' regulatory reports filed on or before July 30, 2012.
(3)
Institution is subject to a regulatory agreement and, accordingly, cannot be classified better than "adequately-capitalized" even though the risk-based capital ratios would otherwise suggest "well-capitalized" classification.

(4)
Bank holding companies are required to maintain a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage ratio of 4% or more.  The Bank Holding Company Act does not provide uniform terminology to describe bank holding companies exceeding or falling below required capital levels.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources - Continued

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at June 30, 2012.

Capitol's total risk-based capital ratio at June 30, 2012 was adversely impacted by the exclusion of approximately $169.1 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at June 30, 2012 resulted primarily from operating losses.

In addition to Capitol's consolidated regulatory capital classification at June 30, 2012, several of its bank subsidiaries had capital levels resulting in classification as "significantly-undercapitalized" at that date.  Regarding banks classified as "significantly-undercapitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Proceeds from the sale of banks through June 30, 2012 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than "adequately-capitalized" bank subsidiaries further, through the allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, the financial restructuring plan discussed later in this narrative, gains on divestiture of some bank subsidiaries and other initiatives.

Going-Concern Considerations

As of June 30, 2012, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

•	An equity deficit approximating $131.9 million;
•	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
•	Numerous banking subsidiaries with regulatory capital classification as "significantly-undercapitalized";
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

•
Capitol has sold several of its banking subsidiaries during the past few years and has other divestiture transactions pending (see Note I to the accompanying condensed consolidated financial statements).  The proceeds from those divestitures have been redeployed at certain remaining banking subsidiaries which have experienced a significant erosion of capital due to operating losses.  While such proceeds have been a significant source of funds for redeployment, the Corporation will need to raise significant other sources of new capital in the future;

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

Liquidity and Capital Resources - Continued

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

Improvement in Capitol's and its banking subsidiaries' capitalization, financial position, asset quality and results of operations requires multi-faceted efforts, which are currently being considered in the following areas, among others:

•	Raising significant amounts of new equity capital;
•	Completion of a financial restructuring plan;
•	Completion of divestitures which are currently pending;
•	Further reductions in nonperforming assets;
•	Stabilization of provisions for loan losses and impairment losses;
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

Trends Affecting Operations

As noted elsewhere in this narrative, Capitol has experienced adverse trends in its results of operations, asset quality, valuation of collateral-dependent loans and other real estate owned and capital adequacy.  Capitol continues to focus its efforts on mitigating those adverse trends through a multifaceted approach, including raising and redeploying capital funds, merging bank subsidiaries on a regional basis to achieve operational efficiencies, reducing operating expenses and staffing levels, implementing hiring and compensation freezes and selling banks, among other things.  Capitol also continues to explore other solutions to improve operating results and capital adequacy, including the previously mentioned financial restructuring plan.

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

In late 2008, the Federal Reserve took unprecedented action to reduce market interest rates to near zero.  Further, in December 2011, the Federal Reserve indicated plans to hold short-term market interest rates at near zero through 2013.  Because of Capitol's consolidated asset-sensitive gap position, such rates generally have an adverse impact on net interest margin (and results of operations) as interest rates on loans reprice quickly, while rates paid on deposits reprice over an extended period of time.  It is also more difficult to attract deposits and deploy liquidity in a very low rate environment.  It is impossible to speculate on the timing, size and direction of future interest rate changes.

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

Divestiture of Banks

During the six months ended June 30, 2012, Capitol completed the following sale of a bank subsidiary (in $1,000s):

		Sale
	Date Sold	Proceeds	Gain

Mountain View Bank of Commerce(1)	January 30, 2012	$4,060	$126

(1)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.

On July 27, 2012, Capitol completed the sale of Bank of Michigan with aggregate proceeds of $3.6 million and a net estimated loss of $270,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Divestiture of Banks - Continued

On July 30, 2012, Capitol completed the sale of First Carolina State Bank with aggregate proceeds of $1.3 million and a net estimated gain of $290,000.

In addition to completed sales transactions, Capitol has entered into a definitive agreement to sell its interests (or controlling interests held by bank-development subsidiaries) in the following institution which is pending:  High Desert Bank.  Total proceeds from this pending sale are expected to approximate $760,000, resulting in a projected loss of $210,000 ($0.01 per common share) based on Capitol's investment in the bank as of June 30, 2012, and the sale is expected to be consummated in 2012, subject to regulatory approval and other significant contingencies.

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

Many of Capitol's bank subsidiaries have entered into formal agreements (as well as informal agreements) with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on page 47 of this document.

Regulatory capital matters are set forth in Note K of the accompanying condensed consolidated financial statements.

On July 21, 2010, the Dodd-Frank Act was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies including removing trust- preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Regulatory Matters - Continued

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

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks is currently being reviewed.  At this point, Capitol cannot determine the ultimate effect that any final regulations, if enacted, would have upon its earnings or financial position.

Tax Matters

Accounting for income taxes requires significant estimates and management judgments.  At June 30, 2012, Capitol had a gross deferred tax asset approximating $196.8 million, subject to a related valuation allowance of $196.8 million.

An Internal Revenue Service examination which commenced in 2011 is expected to conclude in 2012.  The findings of this examination are not expected to have a material impact on Capitol's consolidated financial statements as of June 30, 2012.

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset future taxable income and reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements.  As part of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued after that date, which would only be activated if triggered under the Plan.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Other Corporate Matters

Effective June 1, 2012, Capitol effected a reorganization of several of its affiliate banks through a contribution agreement (the "Contribution Agreement") by and among Capitol, Financial Commerce Corporation ("FCC"), formerly known as Michigan Commerce Bancorp Limited, a Michigan corporation and wholly owned subsidiary of the Corporation and other subsidiaries of the Corporation (the "Subsidiaries").  Pursuant to the Contribution Agreement, the Corporation and the Subsidiaries contributed (i) all of the equity interests in each of Bank of Las Vegas ("BOLV"), Sunrise Bank of Albuquerque ("SBAQ") and Indiana Community Bank ("ICB") and (ii) over 99% of the equity interests in Sunrise Bank of Arizona (together with BOLV, SBAQ, and ICB, the "Subsidiary Banks") to FCC in exchange for additional shares of FCC.  Capitol retained its other banking subsidiaries.  Prior to the transactions effected by the Contribution Agreement (the "Contribution"), the sole asset of FCC was the common stock of Michigan Commerce Bank.

Financial Restructuring Plan

On June 22, 2012, Capitol announced the commencement of a voluntary restructuring plan designed to facilitate Capitol's objective of converting existing debt to equity and with the primary objectives of enhancing capital levels, improving liquidity and accelerating Capitol's return to profitability.  The initiative includes the opportunity to preserve Capitol's substantial deferred tax assets.

Under the restructuring plan, which was approved by Capitol's Board of Directors and reviewed with Capitol's primary regulators, existing debt holders were asked to exchange their debt securities for both preferred and common stock of the Corporation (the "Exchange Offer").  Simultaneously, Capitol solicited votes from all debt and equity holders for a prepackaged plan of reorganization (the "Standby Plan") for Capitol and its affiliate FCC to be commenced in the event that the Exchange Offer was not successful or Capitol believed the transactions contemplated by the Standby Plan are in the best interests of all stakeholders.  The Standby Plan contemplates the conversion of all current trust-preferred security holders, unsecured senior note holders, current preferred equity shareholders and current common equity shareholders into new classes of common stock, which will retain approximately 53% of the voting control and value of the restructured company.  Capitol has also been actively seeking to identify external capital sources sufficient to restore all affiliate institutions to "well-capitalized" status in exchange for approximately 47% of the restructured Corporation, which is a critical component of the likelihood of success of the Standby Plan.

When the trust-preferred securities were originally issued, and until recently, substantially all of those securities comprised a crucial element of Capitol's compliance with regulatory capital requirements because they were a material component of regulatory capital.  Because of Capitol's weakened financial condition and changes to banking regulations affecting its ability (as well as that of other bank holding companies in the United States) to include any portion of these securities in regulatory capital computations, today only a small portion of these securities are included in the Corporation's current regulatory capital measurements and in the future will cease to be includable in the composition of regulatory capital components.  The restructuring initiatives will facilitate the conversion of Capitol's trust-preferred securities to equity and represent an efficient opportunity to strengthen the composition of Capitol's capital base by increasing its Tier 1 common and tangible common equity ratios, while also reducing the dividend and interest expense associated with these securities.  By increasing its common equity component, and successfully completing the capital raise component of the plan, Capitol expects to have increased capital flexibility to continue to support its community banking platform, and strategically take advantage of select market opportunities and implement its long-term strategies.

The Exchange Offer and voting on the Standby Plan expired on July 27, 2012.  The results were overwhelmingly in support of the Standby Plan, and the conditions were not satisfied for the exchange offers to the existing debt holders.  All classes voted to accept the Standby Plan with all votes substantially exceeding the required thresholds for a successful solicitation.

Accordingly, on August 9, 2012, Capitol proceeded with a voluntary prepackaged bankruptcy filing in order to restructure its debt and streamline its capital structure.  Capitol and FCC filed a voluntary joint prepackaged bankruptcy petition (the "Joint Plan of Reorganization").  Capitol's banking subsidiaries are not part of the filing and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Other Corporate Matters - Continued

continue to conduct business on an uninterrupted basis.  Capitol has filed a motion with the Court requesting that trading in Capitol's senior notes, trust preferred securities, preferred stock and common stock be restricted to preserve certain of Capitol's deferred tax assets.

The Joint Plan of Reorganization provides for the restructuring of Capitol's and FCC's liabilities in a manner designed to maximize recoveries to all creditors and to enhance the financial stability of the reorganized debtors while simultaneously raising new capital from outside investors, which can be immediately deployed into the reorganized debtor's subsidiary banks, thus avoiding the disastrous consequences that would result from the seizure of any subsidiary bank.  Specifically, the Joint Plan of Reorganization restructures Capitol's senior notes, trust-preferred securities, Series A preferred stock and common stock and leaves unimpaired the rights of all other claim holders.  The Joint Plan of Reorganization also contemplates an equity infusion of at least $70 million and up to $115 million pursuant to a separate equity commitment agreement to be entered into by Capitol and certain third-party investors prior to the date on which the Joint Plan of Reorganization becomes effective.

It is important at the outset to emphasize the limited dimensions of this process:

•
No banking subsidiary of Capitol or their respective depositors will be affected in any way.  Each subsidiary bank continues to operate and its customers' deposits remain insured up to the applicable limits by the FDIC.  Banks themselves cannot file for reorganization, but bank holding companies can use the reorganization process under federal law.  Capitol and FCC are bank holding companies, not banks.

•
Since the Standby Plan was approved, the court-supervised reorganization should move forward very quickly.  A prepackaged plan shortens and simplifies the bankruptcy process to make it very efficient and effective.

•
Subject to the approval of the Bankruptcy Court, all of Capitol's general unsecured creditors will be paid in full in order to maintain the regular course of business at the Corporation's subsidiary banks, as uninterrupted service at the subsidiary bank level is critical to the success of the recapitalization efforts.  A loss of customer confidence in the safety of their deposits would have disastrous consequences for the Corporation.

Financial Statement Impact of Emergence from Bankruptcy

Upon approval and exit from bankruptcy, Capitol's financial statements will be impacted significantly in accordance with "Fresh-start Accounting" rules.  Under these rules:

•
Assets are marked to estimated fair value.  The difference between the carrying value of loans, investments and other financial assets before fresh-start accounting (including allowance for loan losses) and the estimated fair value as recorded in fresh-start accounting will be accreted/amortized into interest income over the estimated life of the assets.  This prospective accounting will result in a reduced level of loan charge-offs compared to historic results due to the adjustment of loan balances and concurrent elimination of the allowance for loan losses in the fresh-start accounting.

•
Liabilities, including debt, will also be marked to estimated fair value.  The difference between the carrying value of deposits, debt and other financial liabilities before the emergence date and the estimated fair value at the emergence date as recorded in fresh-start accounting  will be accreted/amortized in interest expense over the estimated life of the liabilities or debt.

•	All equity held by stockholders prior to emergence from bankruptcy will be cancelled. Upon exiting, new common equity will be issued to certain debt holders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - Continued

Other Corporate Matters - Continued

Assuming completion of the Joint Plan of Reorganization, at September 30, 2012 and December 31, 2012, Capitol's consolidated financial statements will reflect the assets and liabilities of Capitol, inclusive of adjustments for fresh-start accounting. The consolidated financials statements will also include a Statement of Comprehensive Income for (1) the period from January 1, 2012 until the date of emergence from bankruptcy, which is expected to be in September 2012 and (2) the period from the date of emergence until September 30, 2012 and December 31, 2012, respectively.

Impact of Accounting Standards Updates

There are certain accounting standards updates issued or becoming effective in 2012.  They are discussed in Note B of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-47 - F-50 of the financial section of its 2011 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for income taxes and its consolidation policy.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Capitol evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Disclosure Controls").  The Disclosure Controls are designed to allow Capitol to reach a reasonable level of assurance that information required to be disclosed by Capitol in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of Capitol's management, including the Chief Executive Officer ("CEO") and the Principal Financial Officer ("PFO"). Based upon the Controls Evaluation and subsequent discussions and actions by Capitol as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Form 10-K") and above, the CEO and PFO have concluded that as of June 30, 2012, Capitol's Disclosure Controls were effective at a reasonable assurance level.

PART I, ITEM 4

CONTROLS AND PROCEDURES - Continued

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended June 30, 2012, no changes in Capitol's "internal control over financial reporting," as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect Capitol's Internal Control.

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

Item 1A.
Risk Factors.

The restructuring transactions that will be effectuated under the Joint Plan of Reorganization (the "Joint Plan of Reorganization") involve a high degree of risk and uncertainty.  You should carefully consider the risks and uncertainties described below, as well as the other information appearing elsewhere in this Quarterly Report on Form 10-Q before making a decision whether to invest in Capitol.  References in these Risk Factors to the "Plan of Reorganization" are references to Capitol Bancorp Ltd. and Financial Commerce Corporation's Plan of Reorganization under Chapter 11 of the Bankruptcy Code as such plan is described in the Confidential Out-of-Court Exchange Offering Memorandum and Solicitation of Consents and Disclosure Statement and Solicitation of Votes Related to an In-Court Standby Prepackaged Joint Plan of Reorganization of Capitol and Financial Commerce Corporation relating to offers to exchange certain outstanding senior notes and trust-preferred securities and solicitation to the holders of Capitol's senior notes, trust-preferred securities, Series A preferred stock and common stock to accept a prepackaged joint plan of reorganization, June 22, 2012 (the "Offering Memorandum and Disclosure Statement") as supplement pursuant to the Supplement No. 1 to the Offering Memorandum and Disclosure Statement dated July 6, 2012 (the "Supplement").  The terms used in these Risk Factors without definition shall have the meanings ascribed to them in the Offering Memorandum and Disclosure Statement and the Supplement.

PART II.  OTHER INFORMATION - Continued

Item 1A.
Risk Factors. - Continued

The recently announced Basel III capital rules may have a material impact on Capitol's operations.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks is currently being reviewed.  At this point, Capitol cannot determine the ultimate effect that any final regulations, if enacted, would have upon its earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Wall Street Reform and Consumer Protection Act will be integrated with the requirements of Basel III.

Risks Related to Implementing the Joint Plan of Reorganization

The commencement of the Chapter 11 Cases with the U.S. Bankruptcy Court for the Eastern District of Michigan (the "Court") for the purpose of implementing the Joint Plan of Reorganization may result in a number of adverse consequences.

If the Debtors file the Joint Plan of Reorganization, the Debtors may seek to amend, waive, modify or withdraw the Joint Plan of Reorganization at any time prior to the Confirmation Date.

Upon filing of the Joint Plan of Reorganization, Capitol and Financial Commerce Corporation (collectively, the "Debtors") reserve the right, prior to its confirmation or substantial consummation thereof, subject to the provisions of section 1127 of the Bankruptcy Code and rule 3019 of Federal Rules of Bankruptcy Procedure (such rules, the "Bankruptcy Rules"), and, after confirmation, subject to the terms of the Joint Plan of Reorganization, to amend the terms of the Joint Plan of Reorganization or waive any conditions thereto, if and to the extent such amendments or waivers are necessary or desirable to consummate the Joint Plan of Reorganization.  The potential impact of any such amendment or waiver on the holders of claims and equity security interests cannot presently be foreseen, but may include a change in the economic impact of the Joint Plan of Reorganization on some or all of the classes or a change in the relative rights of such classes.  All holders of claims and equity security interests will receive notice of such amendments or waivers as required by applicable law and the Court.  If, after receiving sufficient acceptances, but prior to confirmation of the Joint Plan of Reorganization, the Debtors seek to modify the Joint Plan of Reorganization, the previously solicited acceptances will be valid only if (i) all classes of adversely affected creditors and equity security holders accept the modification in writing, or (ii) the Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders of accepting claims and equity security interests.

In certain instances, a Chapter 11 bankruptcy case may be converted to a case under chapter 7 of the Bankruptcy Code.

If no plan of reorganization is confirmed, or if the Court otherwise finds that it would be in the best interest of creditors, the Chapter 11 Cases may be converted to a liquidation case under Chapter 7 of the Bankruptcy Code (a "Liquidation Case"), pursuant to which a trustee would be appointed to liquidate the Debtors' assets for distribution in accordance with the priorities established by the Bankruptcy Code.  The Debtors believe that a Liquidation Case could result in no distributions being made to Capitol's shareholders or possibly smaller distributions being made to Capitol's creditors than those provided for in the Joint Plan of Reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing the

PART II.  OTHER INFORMATION - Continued

Item 1A.
Risk Factors. - Continued

Debtors' businesses as a going concern; (ii) additional administrative expenses involved in the appointment of a trustee; and (iii) additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of the operations.

The Court may not confirm the Joint Plan of Reorganization.

Although the Debtors believe that the Joint Plan of Reorganization will satisfy all requirements necessary for confirmation under the Bankruptcy Code, there can be no assurance that the Court will reach the same conclusion.  Moreover, there can be no assurance that modifications of the Joint Plan of Reorganization will not be required for confirmation or that such modifications would not necessitate the re-solicitation of votes.  In the event that the Court does not confirm the Joint Plan of Reorganization, Capitol may be required to seek an alternative restructuring of its obligations to its creditors and equity security holders.  There can be no assurance that the terms of any such alternative restructuring would be similar to or as favorable to Capitol's creditors and shareholders as those proposed in the Joint Plan of Reorganization.

For example, the Court might determine that the Joint Plan of Reorganization is not "feasible" pursuant to section 1129(a)(11) of the Bankruptcy Code.  For the Joint Plan of Reorganization to be feasible, the Debtors must establish that the confirmation of the Joint Plan of Reorganization is not likely to be followed by the liquidation, or the need for further financial reorganization, of the Debtors or any successor of the Debtors under the Joint Plan of Reorganization, unless such liquidation or reorganization is proposed in the Joint Plan of Reorganization.  The feasibility requirement requires the Debtors to put forth concrete evidence indicating that they have a reasonable likelihood of meeting their obligations under the Joint Plan of Reorganization and remaining commercially viable entities.  The Debtors believe that their Projections demonstrate that the Joint Plan of Reorganization is feasible in that they will be able to satisfy all of their obligations under the Joint Plan of Reorganization and confirmation of the Joint Plan of Reorganization is not likely to be followed by a liquidation or the need for a further financial reorganization.

Section 1122 of the Bankruptcy Code provides that a plan of reorganization may place a claim or an equity security interest in a particular class only if such claim or equity security interest is substantially similar to the other claims or equity security interests of such class.  The Debtors believe that the classification of claims and equity security interests under the Joint Plan of Reorganization complies with the requirements set forth in the Bankruptcy Code.  However, once the Chapter 11 Cases have been commenced, a claim or equity security holder could challenge the classification.  In such an event, the cost of the Joint Plan of Reorganization and the time needed to confirm the Joint Plan of Reorganization could increase and the Court may not agree with the Debtors' classification of claims and equity security interests.  If the Court concludes that the classification of claims and equity interests under the Joint Plan of Reorganization does not comply with the requirements of the Bankruptcy Code, the Debtors may need to modify the Joint Plan of Reorganization.  Such modification could require a re-solicitation of votes on the Joint Plan of Reorganization.  If the Court determined that the Debtors' classification of claims and equity security interests was not appropriate or if the Court determined that the different treatment provided to claims or equity security holders was unfair or inappropriate, the Joint Plan of Reorganization might not be confirmed.  If this occurs, the amended plan of reorganization that would ultimately be confirmed may be less attractive to certain classes of the Debtors' claims and equity security holders than the Joint Plan of Reorganization.

In most instances, a plan of reorganization is filed and votes to accept or reject the plan are solicited after the filing of a petition commencing a chapter 11 case. The Debtors, however, solicited votes prior to the commencement of the Chapter 11 Cases in accordance with section 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b), which require that the Debtors' solicitation be in compliance with any applicable nonbankruptcy law, rule, or regulation governing the adequacy of disclosure in connection with such solicitation.  The Court could conclude that the Offering Memorandum and Disclosure Statement and/or the Supplement did not meet these solicitation requirements.

PART II.  OTHER INFORMATION - Continued

Item 1A.
Risk Factors. - Continued

With regard to solicitation of votes prior to the commencement of the Chapter 11 Cases, if the Court concludes that the requirements of section 1126(b) of the Bankruptcy Code and/or Bankruptcy Rule 3018(b) have not been met, then the Court could deem such votes invalid, and the Joint Plan of Reorganization would not be confirmed without a re-solicitation of votes to accept or reject the Joint Plan of Reorganization.  While the Debtors believe that the requirements of section 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018 will be met, the Court may not reach the same conclusion.

If the Court were to find any material deficiencies, the Debtors could be required to restart the process of filing another plan of reorganization and disclosure statement, seeking Court approval of a disclosure statement, soliciting votes from classes of debt and equity security holders, and seeking Court confirmation of the plan of reorganization.  If this occurs, confirmation of the Joint Plan of Reorganization would be delayed and possibly jeopardized.  Additionally, should the Joint Plan of Reorganization fail to be approved, confirmed, or consummated, the Debtors' creditors and others with an equity security interest may be in a position to propose alternative plans of reorganization.  Any such failure to confirm the Joint Plan of Reorganization would likely entail significantly greater risk of delay, expense and uncertainty, which would likely have a material adverse effect upon Debtors' businesses and financial condition.

The Debtors may fail to meet all conditions precedent to effectiveness of the Joint Plan of Reorganization.

Although the Debtors believe that the date on which the Joint Plan of Reorganization becomes effective (the "Effective Date") may occur as soon as the date on which the Court's order confirming the Joint Plan of Reorganization (the "Confirmation Order") is entered by the Court (the "Confirmation Date"), there can be no assurance as to such timing.  Moreover, if the conditions precedent to the Effective Date, including the entry of a Confirmation Order, execution and delivery of certain documents and the receipt of all necessary authorizations and regulatory approvals, have not occurred, the Joint Plan of Reorganization may not become effective and ultimately may be vacated by the Court.

The announcement of the filing of the Chapter 11 Cases could adversely affect the value of Capitol's businesses.

It is possible that announcing the filing of the Chapter 11 Cases could adversely affect Capitol's operations and relationships with employees and portfolio companies.  Due to uncertainties, many risks exist, including the following:

•     employees may be distracted from performance of their duties or more easily attracted to other employment opportunities, including with Capitol's competitors; and

•     the ability to pursue additional financing may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on the financial condition, operations and prospects of Capitol and the value of its stock, senior notes and/or trust-preferred securities.

The Debtors cannot predict the amount of time needed following filing of the Chapter 11 Cases to implement the Joint Plan of Reorganization, and lengthy Chapter 11 Cases could disrupt their businesses, as well as impair the prospect for reorganization on the terms contained in the Joint Plan of Reorganization and possibly provide an opportunity for other plans to be proposed.

The Debtors cannot be certain that the Chapter 11 Cases solely for the purpose of implementing the Joint Plan of Reorganization would be of relatively short duration (e.g., 30 to 45 days) and would not unduly disrupt their businesses. It is impossible to predict with certainty the amount of time necessary for the Joint Plan of Reorganization to be confirmed by the Court, and the Debtors cannot be certain that the Joint Plan of Reorganization would be confirmed.  Moreover, time limitations exist for which the Debtors have an exclusive right to file a plan before other proponents can propose and file their own plan.

PART II.  OTHER INFORMATION - Continued

Item 1A.
Risk Factors. - Continued

Lengthy Chapter 11 Cases would also involve additional expenses and divert the attention of management from operation of the Debtors' businesses, as well as create concerns for employees.  The disruption that the Chapter 11 Cases could inflict upon the Debtors' businesses would increase with the length of time it takes to complete the proceedings and the severity of that disruption would depend upon the attractiveness and feasibility of the Joint Plan of Reorganization from the perspective of the constituent parties, including employees.

If the Debtors are unable to obtain confirmation of the Joint Plan of Reorganization on a timely basis because of a challenge to the Joint Plan of Reorganization or a failure to satisfy the conditions to the effectiveness of the Joint Plan of Reorganization, the Debtors may be forced to operate in the Chapter 11 Cases for an extended period while trying to develop a different reorganization plan that can be confirmed.  Protracted Chapter 11 Cases would increase both the probability and the magnitude of the adverse effects described above.

If the Debtors are unable to raise sufficient capital through the anticipated Equity Infusion, the Debtors may still seek Bankruptcy Protection.

The anticipated equity infusion from outside investors is a critical component of the likelihood of success of the Joint Plan of Reorganization.  However, Capitol has not secured written commitments for the equity infusion as of the date of this quarterly report.  If Capitol is unable to raise capital from new investors, or raise less than the amount currently anticipated, it may be forced to operate in the Chapter 11 Cases for an extended period while trying to develop a different reorganization plan that can be confirmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Mine Safety Disclosures. Not applicable.
Item 5.	Other Information. None.

PART II.  OTHER INFORMATION - Continued

Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer, Joseph D. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files formatted in XBRL (eXtensible Business
Reporting Language) pursuant to Rule 405 of Regulation S-T,
including: (i) Condensed Consolidated Balance Sheets, (ii)
Condensed Consolidated Statements of Operations, (iii)
Condensed Consolidated Statements of Changes in Equity, (iv)
Condensed Consolidated Statements of Cash Flows and (v) Notes
to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)
Date: August 9, 2012	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: August 9, 2012	/s/ Nicholas G. Hahn Nicholas G. Hahn Interim Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language)
pursuant to Rule 405 of Regulation S-T, including: (i) Condensed Consolidated Balance
Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed
Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated
Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial
Statements.