Form 10-Q
period 2012-09-30
CAPITOL BANCORP LTD
filed 2012-11-14
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, No par value	41,177,979 shares

INDEX

PART I.                          FINANCIAL INFORMATION

Forward-Looking Statements
Some statements contained in this document, including consolidated financial statements of Capitol Bancorp Limited ("Capitol" or the "Corporation"), Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to:

•            Capitol may not be able to successfully emerge from Chapter 11 bankruptcy and  restructure its existing unsecured debt obligations;

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

•            The failure of assumptions underlying estimates for the allowance for loan losses and estimation of values of collateral or cash flow projections related to impaired loans;

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

•            Capitol's ability to adapt successfully to technological changes in order to compete effectively in the marketplace;

•            Operational risks, including data processing system failures or fraud;

•            The ability to retain senior management experienced in banking and financial services;

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

•            Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on Capitol's business and on the businesses of its customers as well as on other banks and lending institutions with which Capitol has commercial relationships;

•            Continued unemployment, the overall continued national economic weakness, rising commodity prices and the impact on Capitol's customers' savings rates and their ability to service debt obligations;

•            Changes in the general economic environment, industry conditions, competition or other factors, either nationally or regionally, that may influence loan demand and repayment, deposit inflows and outflows, the quality of the loan portfolio and loan and deposit pricing;

INDEX – Continued

PART I.                          FINANCIAL INFORMATION – Continued

Forward-Looking Statements – Continued

•            The effects of competition from other commercial banks, savings associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and mutual funds, and other financial institutions operating in Capitol's markets or elsewhere which provides similar services;

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

•            The ability of the U.S. government to develop a fiscal operating budget that controls spending and serves to reduce the national deficit in a meaningful way, and the potential impact on the current weak national economy and future inflation;

•            Acts of war or terrorism; and

•            Other factors and other information contained in this document and in other reports and filings that Capitol makes with the SEC under the Securities Exchange Act of 1934, as amended, including, without limitation, under the caption "Risk Factors."

For a discussion of these and other risks that may cause actual results to differ from expectations, the reader should refer to the risk factors and other information in this Form 10-Q and Capitol's other periodic filings, including its 2011 Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, that Capitol files from time to time with the SEC.  All written or oral forward-looking statements that are made by or are attributable to Capitol are expressly qualified by this cautionary notice.

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

INDEX – Continued

PART I.                          FINANCIAL INFORMATION – Continued

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(in $1,000s, except share and per-share data)

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$51,388	$38,540
Money market and interest-bearing deposits	319,295	318,006
Cash and cash equivalents	370,683	356,546
Loans held for sale	1,074	2,129
Investment securities -- Note D:
Available for sale, carried at fair value	14,731	14,883
Held for long-term investment, carried at amortized cost which approximates fair value	2,639	2,737
Total investment securities	17,370	17,620
Federal Home Loan Bank and Federal Reserve Bank stock (carried on the basis of cost) -- Note D	11,106	12,851
Portfolio loans, less allowance for loan losses of $66,185 in 2012 and $86,745 in 2011 -- Note E	1,218,004	1,454,368
Premises and equipment	21,900	24,348
Accrued interest income	4,387	5,037
Other real estate owned	89,754	95,523
Other assets	15,179	14,345
Assets of discontinued operations -- Note F	--	222,498

TOTAL ASSETS	$1,749,457	$2,205,265

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$360,252	$328,896
Interest-bearing	1,300,434	1,529,502
Total deposits	1,660,686	1,858,398
Debt obligations:
Notes payable and other borrowings	19,487	50,445
Subordinated debentures -- Notes B & I	--	149,156
Total debt obligations	19,487	199,601
Accrued interest on deposits and other liabilities -- Note B	10,098	50,157
Liabilities of discontinued operations -- Note F	--	205,756
Liabilities subject to compromise -- Note B	200,970	--
Total liabilities	1,891,241	2,313,912

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Note L:
Preferred stock (Series A), 700,000 shares authorized ($100 per-share liquidation preference); 50,980 shares issued and outstanding	5,098	5,098
Preferred stock (for potential future issuance), 19,300,000 shares authorized (none issued and outstanding)	--	--
Common stock, no par value, 1,500,000,000 shares authorized; issued and outstanding: 2012 - 41,177,979 shares; 2011 - 41,039,767 shares	292,093	292,135
Retained-earnings deficit	(428,914)	(404,846)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Accumulated other comprehensive income	88	70
Total Capitol Bancorp Limited stockholders' equity deficit	(132,176)	(108,084)
Noncontrolling interests in consolidated subsidiaries	(9,608)	(563)
Total equity deficit	(141,784)	(108,647)

TOTAL LIABILITIES AND EQUITY	$1,749,457	$2,205,265

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in $1,000s, except per-share data)

	Three Month Period		Nine Month Period
	2012	2011	2012	2011
Interest income:
Portfolio loans (including fees)	$19,058	$23,190	$59,533	$73,555
Loans held for sale	19	9	39	36
Taxable investment securities	42	62	137	120
Other	266	321	855	971
Total interest income	19,385	23,582	60,564	74,682
Interest expense:
Deposits	3,056	5,372	10,390	17,925
Debt obligations and other	993	2,942	6,660	8,827
Total interest expense	4,049	8,314	17,050	26,752
Net interest income	15,336	15,268	43,514	47,930
Provision for loan losses -- Note E	462	15,530	1,622	32,746
Net interest income after provision for loan losses	14,874	(262)	41,892	15,184
Noninterest income:
Service charges on deposit accounts	642	693	1,968	2,049
Trust and wealth-management revenue	735	784	2,159	2,545
Fees from origination of non-portfolio residential mortgage loans	199	149	503	364
Gain on sale of government-guaranteed loans	--	307	362	1,033
Gain on debt extinguishment -- Note I	--	--	--	16,861
Other	3,876	2,588	7,466	7,250
Total noninterest income	5,452	4,521	12,458	30,102
Noninterest expense:
Salaries and employee benefits	10,300	11,611	32,040	36,453
Occupancy	2,441	1,593	7,434	7,151
Equipment rent, depreciation and maintenance	1,321	1,819	4,207	5,685
Costs associated with foreclosed properties and other real estate owned	3,172	6,785	14,227	23,118
FDIC insurance premiums and other regulatory fees	1,509	1,984	4,838	7,063
Other	4,992	4,954	14,763	15,667
Total noninterest expense	23,735	28,746	77,509	95,137
Loss before reorganization items and income tax expense (benefit)	(3,409)	(24,487)	(23,159)	(49,851)
Reorganization items -- Note B	2,746	--	2,746	--
Loss before income tax expense (benefit)	(6,155)	(24,487)	(25,905)	(49,851)
Income tax expense (benefit)	48	(748)	4	(3,404)
Loss from continuing operations	(6,203)	(23,739)	(25,909)	(46,447)
Discontinued operations -- Note F:
Income (loss) from operations of bank subsidiaries sold	69	(910)	102	(1,226)
Gain (loss) on sale of bank subsidiaries	29	(56)	155	4,496
Less income tax expense	39	63	101	1,871
Income (loss) from discontinued operations	59	(1,029)	156	1,399
NET LOSS	(6,144)	(24,768)	(25,753)	(45,048)
Net losses attributable to noncontrolling interests in consolidated subsidiaries	471	2,006	1,829	6,137

NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(5,673)	$(22,762)	$(23,924)	$(38,911)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED -- Note H	$(0.14)	$(0.55)	$(0.58)	$(1.02)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in $1,000s)

	Three Month Period		Nine Month Period
	2012	2011	2012	2011

NET LOSS	$(6,144)	$(24,768)	$(25,753)	$(45,048)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period	27	(50)	18	(75)
Less reclassification adjustment for losses included in net loss	--	--	--	--

COMPREHENSIVE INCOME (LOSS)	27	(50)	18	(75)

Comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	--	--	--	--

COMPREHENSIVE LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(6,117)	$(24,818)	$(25,735)	$(45,123)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
(in $1,000s, except share and per-share data)
	Capitol Bancorp Limited Stockholders' Equity

				Undistributed		Total Capitol
				Common Stock	Accumulated	Bancorp	Noncontrolling
			Retained-	Held by	Other	Limited	Interests in	Total
	Preferred	Common	Earnings	Employee-	Comprehensive	Stockholders'	Consolidated	Equity
	Stock	Stock	(Deficit)	Benefit Trust	Income (Loss)	Equity	Subsidiaries	(Deficit)

Nine Months Ended September 30, 2011

Balances at January 1, 2011	$5,098	$287,190	$(353,757)	$(541)	$156	$(61,854)	$23,173	$(38,681)

Reduction in noncontrolling interest of sold subsidiaries						-	(16,189)	(16,189)

Increase in investment in subsidiaries due to change in ownership			24			24	1,475	1,499

Issuance of 19,545,360 shares of common stock for redemption of trust-preferred securities		5,082				5,082		5,082

Surrender of 71,849 shares of common stock to facilitate vesting of restricted stock		(12)				(12)		(12)

Recognition of compensation expense relating to restricted common stock and stock options		295				295		295

Reversal of compensation expense relating to 43,100 forfeited restricted common stock shares and stock options		(124)				(124)		(124)

Tax effect of share-based payments		(256)				(256)		(256)

Net loss			(38,911)			(38,911)	(6,137)	(45,048)

Other comprehensive loss					(75)	(75)		(75)

BALANCES AT SEPTEMBER 30, 2011	$5,098	$292,175	$(392,644)	$(541)	$81	$(95,831)	$2,322	$(93,509)

Nine Months Ended September 30, 2012

Balances at January 1, 2012	$5,098	$292,135	$(404,846)	$(541)	$70	$(108,084)	$(563)	$(108,647)

Reduction in noncontrolling interest of sold subsidiary						-	(7,360)	(7,360)

Reduction in investment in subsidiaries due to change in ownership			(144)			(144)	144	-

Issuance of 145,609 shares of common stock upon exercise of stock options		1				1		1

Surrender of 1,897 shares of common stock to facilitate vesting of restricted stock		-				-		-

Recognition of compensation expense relating to restricted common stock and stock options		72				72		72

Reversal of compensation expense relating to 5,500 forfeited restricted common stock shares and stock options		(86)				(86)		(86)

Tax effect of share-based payments		(29)				(29)		(29)

Net loss			(23,924)			(23,924)	(1,829)	(25,753)

Other comprehensive income					18	18		18

BALANCES AT SEPTEMBER 30, 2012	$5,098	$292,093	$(428,914)	$(541)	$88	$(132,176)	$(9,608)	$(141,784)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
(in $1,000s)

	2012	2011

OPERATING ACTIVITIES
Net loss	$(25,753)	$(45,048)
Adjustments to reconcile net loss to net cash provided (used) by operating activities (including discontinued operations):
Provision for loan losses	2,247	39,616
Depreciation of premises and equipment	3,044	4,347
Reorganization items	2,746	--
Net amortization of investment security premiums	89	14
Loss on sale of premises and equipment	50	25
Gain on sale of government-guaranteed loans	(555)	(2,264)
Gain on sale of bank subsidiaries	(155)	(4,496)
Gain on extinguishment of debt	--	(16,861)
Gain on sale of other real estate owned	(135)	(76)
Write-down of other real estate owned	10,188	15,694
Amortization of issuance costs of subordinated debentures	59	76
Share-based compensation expense	(14)	171
Deferred income tax credit	(993)	(816)
Originations and purchases of loans held for sale	(22,077)	(28,035)
Proceeds from sales of loans held for sale	23,604	33,331
Decrease in accrued interest income and other assets	2,110	15,018
Increase in accrued interest expense on deposits and other liabilities	2,086	6,432

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(3,459)	17,128

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	--	488
Proceeds from calls, prepayments and maturities of investment securities	14,525	10,104
Purchases of investment securities	(7,620)	(19,386)
Redemption of Federal Home Loan Bank stock by issuer	1,848	2,167
Purchases of Federal Home Loan Bank stock	(31)	(861)
Net decrease in portfolio loans	190,816	209,625
Proceeds from sales of government-guaranteed loans	4,984	26,959
Proceeds from sales of premises and equipment	28	405
Purchases of premises and equipment	(1,499)	(941)
Proceeds from sale of bank subsidiaries	8,940	37,818
Payments received on other real estate owned	54	238
Proceeds from sales of other real estate owned	35,987	22,737

NET CASH PROVIDED BY INVESTING ACTIVITIES	248,032	289,353

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	124,114	156,492
Net decrease in certificates of deposit	(329,190)	(404,212)
Net payments on debt obligations	(2,317)	(134)
Proceeds from Federal Home Loan Bank borrowings	59,511	174,850
Payments on Federal Home Loan Bank borrowings	(81,528)	(217,206)
Net proceeds from issuance of common stock	1	9,000
Tax effect of share-based payments	(29)	(256)

NET CASH USED IN FINANCING ACTIVITIES	(229,438)	(281,466)

INCREASE IN CASH AND CASH EQUIVALENTS	15,135	25,015

Change in cash and cash equivalents of discontinued operations	(998)	(37,088)

Cash and cash equivalents at beginning of period	356,546	392,023

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$370,683	$379,950

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$18,529	$32,362
Transfers of loans to other real estate owned	38,222	39,067
Surrender of common stock to facilitate vesting of restricted stock	--	12
Exchange of common stock for redemption of debt	--	5,082

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note A – Background and Basis of Presentation

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

For comparative purposes, original balances as previously reported in periods prior to September 30, 2012 have been adjusted to exclude amounts related to discontinued operations.

The results of operations for the periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements as of that date.  Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed below and on page 51 of this document, as well as upon a variety of risk factors discussed elsewhere in this document and in Capitol's other filings with the SEC.  Capitol's auditors included a going concern qualification in the most recent report on the Corporation's audited consolidated financial statements as of and for the year ended December 31, 2011.

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

Under the restructuring plan, which was approved by Capitol's board of directors and reviewed with Capitol's primary regulators, existing debt holders were asked to exchange their debt securities for both preferred and common stock of the Corporation (the "Exchange Offer").  Simultaneously, Capitol solicited votes from all debt and equity holders for a prepackaged plan of reorganization (the "Standby Plan") for Capitol and its affiliate, Financial Commerce Corporation ("FCC", formerly known as Michigan Commerce Bancorp Limited), to be commenced in the event that the Exchange Offer was not successful.   The Standby Plan contemplates the conversion of all current trust-preferred security holders, unsecured senior note holders, current preferred equity shareholders and current common equity shareholders into new classes of common stock, which will retain approximately 53% of the voting control and value of the restructured company.  Capitol is also actively seeking external capital sources sufficient to restore all affiliate institutions to "well-capitalized" status in exchange for approximately 47% of the restructured Corporation.

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

The Exchange Offer and voting on the Standby Plan expired on July 27, 2012.  The results were overwhelmingly in support of the Standby Plan.  All classes voted to accept the Standby Plan with all votes substantially exceeding the required thresholds for a successful solicitation.  The conditions were not satisfied for the exchange offers to the existing debt holders.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note A – Background and Basis of Presentation – Continued
Accordingly, Capitol proceeded with a voluntary prepackaged bankruptcy filing in order to restructure its debt and streamline its capital structure.

A confirmation hearing for the bankruptcy filing is scheduled for December 4, 2012.

Bankruptcy Filings

On August 9, 2012, Capitol and its affiliate FCC (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Michigan (the "Court").  The Debtors' Chapter 11 Cases (the "Chapter 11 Cases") are being jointly administered under Case Number 12-58409.  Capitol and FCC continue to operate their businesses and manage their properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.  Capitol's banking subsidiaries are not part of the filing and continue to conduct business on an uninterrupted basis.

Accounting Standards Codification ("ASC") Topic 852, Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the condensed consolidated statements of operations beginning in the quarter ending September 30, 2012.  The condensed consolidated balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise (none as of September 30, 2012) and from post-petition liabilities.  Liabilities that may be affected by a Chapter 11 plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  Capitol applied ASC Topic 852 effective August 9, 2012 and will segregate those items as outlined above for all reporting periods subsequent to such date until emergence from Chapter 11.

Note B – Debtor-in-Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of liabilities subject to compromise represents management's estimate of known or potential prepetition and post-petition claims to be addressed in connection with the bankruptcy filing.  Such claims are subject to future adjustments.  The liabilities subject to compromise consist of the following at September 30, 2012 (in $1,000s):

Trust-preferred securities	$151,296
Senior notes	6,820
Accrued interest payable	33,318
Accrued estimated taxes payable	7,419
Accounts payable and other accrued liabilities	2,117

Total liabilities subject to compromise	$200,970

In accordance with ASC Topic 852, interest was no longer accrued on the trust-preferred securities and senior notes included in liabilities subject to compromise after Capitol filed for bankruptcy protection.  If Capitol had continued to accrue interest on these debt obligations, additional contractual interest expense of $1.7 million for the three and nine months ended September 30, 2012 would have been reported.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note B – Debtor-in-Possession Financial Information – Continued
Reorganization Items

Professional advisory fees and other costs directly associated with the reorganization are reported separately as reorganization items pursuant to ASC Topic 852.  From the August 9, 2012 bankruptcy filing date forward, the reorganization items for the three and nine months ended September 30, 2012 consisted of the following (in $1,000s):

Deferred issuance costs	$2,081
Professional fees	665

Total reorganization items	$2,746

Deferred issuance costs originated from the issuance of the trust-preferred securities which have been included in liabilities subject to compromise.  In accordance with ASC Topic 852, the trust-preferred securities were required to be adjusted to the allowed amount of the claim and as such the remaining accumulated deferred issuance costs as of the bankruptcy filing date were written off and reported as a reorganization item.

Note C – Accounting Standards Updates

In April 2011, an accounting standards update was issued to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets on substantially the agreed upon terms.  This standard eliminates consideration of the transferor's ability to fulfill its contractual rights and obligations from the criteria, as well as related implementation guidance (i.e., that it possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets), in determining effective control, even in the event of default by the transferee.  Other criteria applicable to the assessment of effective control are not changed by this new guidance.  This new guidance became effective January 1, 2012 and did not have any effect on the Corporation's consolidated financial statements upon implementation.

In May 2011, an accounting standards update was issued which amended the fair value measurement and disclosure requirements to explain how to measure fair value in certain instances; however, this update does not require additional fair value measurements.  Some of the amendments include clarification regarding the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, measuring the fair value of financial instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, expanded disclosure requirements to include quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy and expanded disclosure of the categorization by level of the fair value hierarchy for the items that are not measured at fair value in the balance sheet, but for where the estimated fair value is required to be disclosed (e.g. portfolio loans and deposits).  This new guidance was effective prospectively beginning January 1, 2012 and did not have a material effect on the Corporation's consolidated financial statements upon implementation.  The new disclosures of the fair value levels of the Corporation's assets and liabilities are set forth in Note G.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note C – Accounting Standards Updates – Continued
In June 2011, an accounting standards update was issued to amend the options available for the presentation of other comprehensive income.  An entity has the option of presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, but may no longer present the components of comprehensive income as part of the statement of stockholders' equity.  Regardless of which presentation method an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s), where the components of net income and the components of other comprehensive income are presented.  This new guidance was effective retrospectively for all annual and interim periods presented beginning January 1, 2012 and the Corporation now presents a separate condensed consolidated statement of comprehensive income.  In October 2011, the FASB decided to defer the presentation of reclassification adjustments pending further consideration.

Note D – Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities consisted of the following (in $1,000s):

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
United States treasury	$3,498	$3,500	$4,004	$4,013
United States government agency	2,000	2,000
Mortgage-backed	8,996	9,126	10,537	10,592
Municipalities	103	105	275	278
	14,597	14,731	14,816	14,883
Held for long-term investment:
Capitol Development Bancorp Limited III	780	780	973	973
Other equity investments	1,859	1,859	1,764	1,764
	2,639	2,639	2,737	2,737

	$17,236	$17,370	$17,553	$17,620

Securities held for long-term investment are not subject to the classification and accounting rules relating to most typical investments.  In addition, Capitol's other equity investments consist mostly of equity-method investments in non-public enterprises which, accordingly, are outside of the scope of accounting rules for most typical investments which often require use of estimated fair value.  Those entities, which are primarily involved in making equity investments in or financing small businesses, use the fair value method of accounting in valuing their investment portfolios.  Notwithstanding that those investments are outside the scope of such accounting rules, they are included in Capitol's investment securities for financial reporting purposes in order to summarize all such investment securities together for reporting purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note D – Investment Securities – Continued
Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	September 30, 2012		December 31, 2011
	Gains	Losses	Gains	Losses

United States treasury	$2	$--	$9
United States government agency
Mortgage-backed	130		70	$16
Municipalities	2		4

	$134	$--	$83	$16

The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale as of December 31, 2011 (none as of September 30, 2012) are summarized below (in $1,000s):

	Unrealized Loss	Carrying Value
One year or less:
Mortgage-backed	$16	$6,674

Gross realized gains and losses from sales and maturities of investment securities were insignificant for each of the periods presented.

Scheduled maturities of investment securities held as of September 30, 2012 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,503	$3,505
After one year, through five years	2,103	2,106
After ten years	8,991	9,120
Securities held for long-term investment without stated maturities	2,639	2,639

	$17,236	$17,370

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall assessment of probable incurred losses (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	September 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$8,468	$3,148	$805	$1,606	$32			$14,059
Collectively evaluated for probable incurred losses	16,195	8,797	2,628	5,676	374	$15	$18,441	52,126

Total allowance for loan losses	$24,663	$11,945	$3,433	$7,282	$406	$15	$18,441	$66,185

Portfolio loans:
Individually evaluated for impairment	$123,598	$46,249	$19,071	$16,278	$99			$205,295
Collectively evaluated for probable incurred losses	673,747	228,140	46,700	117,805	10,052	$2,450		1,078,894

Total portfolio loans	$797,345	$274,389	$65,771	$134,083	$10,151	$2,450		$1,284,189

	December 31, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$10,636	$3,920	$3,134	$3,732	$29			$21,451
Collectively evaluated for probable incurred losses	26,685	15,866	7,355	10,262	662	$17	$4,447	65,294

Total allowance for loan losses	$37,321	$19,786	$10,489	$13,994	$691	$17	$4,447	$86,745

Portfolio loans:
Individually evaluated for impairment	$167,792	$56,210	$36,638	$23,583	$63			$284,286
Collectively evaluated for probable incurred losses	739,585	275,900	68,630	157,766	12,165	$2,781		1,256,827

Total portfolio loans	$907,377	$332,110	$105,268	$181,349	$12,228	$2,781		$1,541,113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
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

The tables below summarize activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 (in $1,000s) by loan type:

	Three Months Ended September 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$29,730	$14,138	$5,493	$10,191	$402	$370	$13,114	$73,438

Charge-offs	(6,577)	(3,380)	(1,188)	(658)	(189)	23		(11,969)
Recoveries	1,819	647	490	957	278	63		4,254
Net charge-offs	(4,758)	(2,733)	(698)	299	89	86		(7,715)

Provision for loan losses	3,029	1,647	(1,089)	(2,654)	(42)	(429)		462

Additional unallocated allowance	(3,338)	(1,107)	(273)	(554)	(43)	(12)	5,327

Ending balance	$24,663	$11,945	$3,433	$7,282	$406	$15	$18,441	$66,185

	Nine Months Ended September 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$37,321	$19,786	$10,489	$13,994	$691	$17	$4,447	$86,745

Charge-offs	(16,143)	(10,446)	(4,752)	(7,218)	(522)	(656)		(39,737)
Recoveries	5,784	4,416	1,639	5,222	424	70		17,555
Net charge-offs	(10,359)	(6,030)	(3,113)	(1,996)	(98)	(586)		(22,182)

Provision for loan losses	6,470	1,097	(3,226)	(3,260)	(76)	617		1,622

Additional unallocated allowance	(8,769)	(2,908)	(717)	(1,456)	(111)	(33)	13,994

Ending balance	$24,663	$11,945	$3,433	$7,282	$406	$15	$18,441	$66,185

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
	Three Months Ended September 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$48,880	$22,421	$14,868	$19,382	$916	$64	$106,531

Charge-offs	(11,259)	(5,822)	(5,647)	(4,842)	(137)		(27,707)
Recoveries	906	536	322	1,000	62	2	2,828
Net charge-offs	(10,353)	(5,286)	(5,325)	(3,842)	(75)	2	(24,879)

Provision for loan losses	7,376	3,728	3,298	572	573	(17)	15,530

Ending balance	$45,903	$20,863	$12,841	$16,112	$1,414	$49	$97,182

	Nine Months Ended September 30, 2011
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Total

Beginning balance	$47,823	$36,139	$17,505	$24,098	$681	$59	$126,305

Allowance for loan losses of previously- discontinued bank subsidiary	1,043	117	651	500	68	1	2,380

Charge-offs	(26,133)	(16,263)	(17,480)	(15,664)	(729)		(76,269)
Recoveries	2,950	2,477	3,475	2,959	155	4	12,020
Net charge-offs	(23,183)	(13,786)	(14,005)	(12,705)	(574)	4	(64,249)

Provision for loan losses	20,220	(1,607)	8,690	4,219	1,239	(15)	32,746

Ending balance	$45,903	$20,863	$12,841	$16,112	$1,414	$49	$97,182

The average total portfolio loans for the nine months ended September 30, 2012 and 2011 were $1.4 billion and $1.8 billion, respectively.  The ratio of net charge-offs (annualized) to average portfolio loans outstanding was 3.13% and 7.08% for the nine months ended September 30, 2012 and 2011, respectively.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Nonaccrual loans:
Loans secured by real estate:
Commercial	$81,274	$93,792	$114,225	$121,250
Residential (including multi-family)	34,142	36,525	39,094	45,357
Construction, land development and other land	13,087	17,409	21,411	29,088
Total loans secured by real estate	128,503	147,726	174,730	195,695
Commercial and other business-purpose loans	12,432	13,238	14,901	17,818
Consumer	216	174	182	124
Total nonaccrual loans	141,151	161,138	189,813	213,637

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	702	1,029	515	3,778
Residential (including multi-family)		231	1,089	259
Construction, land development and other land			312
Total loans secured by real estate	702	1,260	1,916	4,037
Commercial and other business-purpose loans	190	93	233	148
Consumer		14	17	38
Total past due loans	892	1,367	2,166	4,223

Total nonperforming loans	$142,043	$162,505	$191,979	$217,860

Real estate owned and other repossessed assets	89,835	95,331	101,651	95,587

Total nonperforming assets	$231,878	$257,836	$293,630	$313,447

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of September 30, 2012:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$71,160	$84,140	$8,923
Residential (including multi-family)	23,777	40,582	3,668
Construction, land development and other land	12,337	16,434	1,026
Total loans secured by real estate	107,274	141,156	13,617
Commercial and other business-purpose loans	10,171	21,418	2,401
Consumer	309	1,444	50
	117,754	164,018	16,068
With no related allowance recorded:
Loans secured by real estate:
Commercial	77,884	106,702
Residential (including multi-family)	33,722	40,313
Construction, land development and other land	10,443	17,798
Total loans secured by real estate	122,049	164,813
Commercial and other business-purpose loans	9,321	12,595
Consumer	46	106
	131,416	177,514

Total	$249,170	$341,532	$16,068

Included in total impaired loans as of September 30, 2012 is $191.4 million of loans modified as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note).

Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three and nine months ended September 30, 2012 and 2011, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recorded	Investment	Recorded

Commercial	$165,291	$5,116	$162,299	$2,791
Residential (including multi-family)	61,769	2,060	60,123	829
Construction, land development and other land	32,224	723	29,706	127
Total loans secured by real estate	259,284	7,899	252,128	3,747
Commercial and other business-purpose loans	24,195	856	23,114	216
Consumer	275	10	307

Total	$283,754	$8,765	$275,549	$3,963

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recorded	Investment	Recorded

Commercial	$179,631	$1,346	$178,599	$2,324
Residential (including multi-family)	62,878	350	62,633	600
Construction, land development and other land	46,902	199	47,933	310
Total loans secured by real estate	289,411	1,895	289,165	3,234
Commercial and other business-purpose loans	27,519	264	30,107	338
Consumer	218	2	290	2

Total	$317,148	$2,161	$319,562	$3,574

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
The following tables summarize the aging and amounts of past due loans (in $1,000s):

	September 30, 2012
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$18,574	$702	$81,274	$100,550	$696,795	$797,345
Residential (including multi- family)	5,469		34,142	39,611	234,778	274,389
Construction, land development and other land	673		13,087	13,760	52,011	65,771
Total loans secured by real estate	24,716	702	128,503	153,921	983,584	1,137,505
Commercial and other business- purpose loans	3,015	190	12,432	15,637	118,446	134,083
Consumer	341		216	557	9,594	10,151
Other					2,450	2,450

Total	$28,072	$892	$141,151	$170,115	$1,114,074	$1,284,189

	December 31, 2011
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$16,770	$3,778	$121,250	$141,798	$765,579	$907,377
Residential (including multi- family)	4,913	259	45,357	50,529	281,581	332,110
Construction, land development and other land	3,691		29,088	32,779	72,489	105,268
Total loans secured by real estate	25,374	4,037	195,695	225,106	1,119,649	1,344,755
Commercial and other business- purpose loans	3,930	148	17,818	21,896	159,453	181,349
Consumer	476	38	124	638	11,590	12,228
Other					2,781	2,781

Total	$29,780	$4,223	$213,637	$247,640	$1,293,473	$1,541,113

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
Watch.  Loans classified as watch have potential weaknesses that deserve management's close attention.  If not improved, those potential weaknesses may result in deterioration of the repayment prospects for the loan in the future.

Substandard.  Loans classified as substandard are inadequately protected by the fair value of collateral or by the borrower's current net worth or paying capacity.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt obligation by the borrower.  These loans are characterized by the reasonable possibility that some loss will be sustained if the deficiencies are not favorably resolved.

Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	September 30, 2012
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$547,913	$94,135	$155,297	$797,345
Residential (including multi-family)	189,579	26,876	57,934	274,389
Construction, land development and other land	35,119	10,395	20,257	65,771
Total loans secured by real estate	772,611	131,406	233,488	1,137,505
Commercial and other business-purpose loans	101,103	9,374	23,606	134,083
Consumer	9,168	495	488	10,151
Other	2,450			2,450

Total	$885,332	$141,275	$257,582	$1,284,189

	December 31, 2011
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$606,691	$90,673	$210,013	$907,377
Residential (including multi-family)	224,285	31,319	76,506	332,110
Construction, land development and other land	52,315	12,134	40,819	105,268
Total loans secured by real estate	883,291	134,126	327,338	1,344,755
Commercial and other business-purpose loans	135,017	14,412	31,920	181,349
Consumer	11,134	574	520	12,228
Other	2,487	294		2,781

Total	$1,031,929	$149,406	$359,778	$1,541,113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
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

Loans for which the rate or terms have been modified:  The specific reserve for loans in this category, for which the repayment ability is based on the cash flows of the borrower, is generally determined using a discounted cash flow analysis, adjusted for a probability-of-default factor.  The discount period used is based on when the bank believes, depending on cash flows from the borrower or project, that the loan will be paid in full or refinanced.  If an event for paydown or an expected refinance cannot be documented, a discount period that will result in the cash flows being adjusted for a probability of default from the borrower, reducing the loan balance down to the collateral value, will be used.  The specific reserve for loans in this category that have been deemed collateral dependent is determined using the collateral dependency method.

Loans for which there has been no rate or term modification:  If there has been no change in the rate and term, a discounted cash flow analysis, adjusted for a probability of default, is calculated to determine the specific reserve.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
Loans that have interest only terms:  Unless there is a specific event that can be documented which will result in the loan being paid, returned to the original contract terms or refinanced, these loans are treated as collateral-dependent and the specific reserve is based on the net value of the collateral held.

The following table summarizes loans modified as troubled debt restructurings during the three and nine months ended September 30, 2012 and 2011 (in $1,000s):

	Three Months Ended September 30, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	24	$15,067	$12,400	$505
Residential	17	2,704	2,433	154
Construction, land development and other land	8	982	958	55
Total loans secured by real estate	49	18,753	15,791	714
Commercial and other business- purpose loans	10	760	764	65

Total	59	$19,513	$16,555	$779

	Nine Months Ended September 30, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	107	$40,655	$35,339	$1,981
Residential	77	10,391	9,265	581
Construction, land development and other land	20	2,453	2,294	126
Total loans secured by real estate	204	53,499	46,898	2,688
Commercial and other business- purpose loans	28	1,868	1,700	90
Consumer	2	39	38	9

Total	234	$55,406	$48,636	$2,787

Of the amounts in the table above for the nine months ended September 30, 2012, approximately $17.7 million, or 36%, and 83 contracts, or 35%, are substandard rated loans that were extended or renewed with no change in rate or terms, and the terms provided were not representative of current market rates for loans with similar risk characteristics.  The remainder of the troubled debt restructuring pool constitutes loans where repayment terms and/or interest rates were modified, or the loan was modified to an "interest only" structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
	Three Months Ended September 30, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	30	$10,180	$8,828	$672
Residential	28	4,971	4,403	465
Construction, land development and other land	15	3,273	3,221	353
Total loans secured by real estate	73	18,424	16,452	1,490
Commercial and other business- purpose loans	19	2,628	1,929	384

Total	92	$21,052	$18,381	$1,874

	Nine Months Ended September 30, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	138	$73,191	$64,782	$6,578
Residential	135	27,722	24,555	2,276
Construction, land development and other land	52	16,197	13,377	2,004
Total loans secured by real estate	325	117,110	102,714	10,858
Commercial and other business- purpose loans	86	15,785	13,315	3,330
Consumer	2	269	239	232

Total	413	$133,164	$116,268	$14,420

Of the amounts in the table above for the nine months ended September 30, 2011, approximately $61 million, or 53%, and 247 contracts, or 60%, are substandard rated loans that were extended or renewed with no change in rate or terms, and the terms provided were not representative of current market rates for loans with similar risk characteristics.  The remainder of the troubled debt restructuring pool constitutes loans where repayment terms and/or interest rates were modified, or the loan was modified to an "interest only" structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
The following table summarizes loans modified as troubled debt restructurings in the last twelve months for which there was a payment default (i.e., when a loan becomes 90 days or more past due) during the three and nine months ended September 30, 2012 and 2011 (in $1,000s):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Loans secured by real estate:
Commercial	13	$4,574	29	$6,489
Residential	8	549	21	1,761
Construction, land development and other land	6	1,081	14	1,784
Total loans secured by real estate	27	6,204	64	10,034
Commercial and other business- purpose loans	4	215	10	441
Consumer	1	47	2	48

Total	32	$6,466	76	$10,523

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Loans secured by real estate:
Commercial	3	$1,527	47	$27,142
Residential	12	1,686	37	8,660
Construction, land development and other land			18	7,407
Total loans secured by real estate	15	3,213	102	43,209
Commercial and other business- purpose loans	4	663	18	3,371

Total	19	$3,876	120	$46,580

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note E – Loans – Continued
The total amount of troubled debt restructurings as of September 30, 2012 and December 31, 2011 is detailed in the following tables by loan type and accrual status (in $1,000s):

	Troubled Debt Restructurings at September 30, 2012
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$47,809	$67,770	$115,579
Residential (including multi-family)	18,703	23,357	42,060
Construction, land development and other land	7,729	9,693	17,422
Total loans secured by real estate	74,241	100,820	175,061
Commercial and other business-purpose loans	9,111	7,060	16,171
Consumer	48	139	187

Total	$83,400	$108,019	$191,419

	Troubled Debt Restructurings at December 31, 2011
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$65,589	$52,784	$118,373
Residential (including multi-family)	25,358	20,625	45,983
Construction, land development and other land	13,714	10,635	24,349
Total loans secured by real estate	104,661	84,044	188,705
Commercial and other business-purpose loans	8,336	9,876	18,212
Consumer		54	54

Total	$112,997	$93,974	$206,971

Note F – Discontinued Operations

During the nine months ended September 30, 2012, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale	Gain
	Date Sold	Proceeds	(Loss)

Mountain View Bank of Commerce(1)	January 30, 2012	$4,060	$126
Bank of Michigan(2)	July 27, 2012	3,611	(260)
First Carolina State Bank(2)	July 30, 2012	1,269	289

		$8,940	$155

(1)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.
(2)	Previously a majority-owned subsidiary of Capitol.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note F – Discontinued Operations – Continued
The assets, liabilities and results of operations of Mountain View Bank of Commerce, Bank of Michigan and First Carolina State Bank, together with the results of operations of banks sold in 2011, including Bank of Feather River, Bank of Fort Bend, Bank of Las Colinas, Bank of the Northwest, Bank of Tucson – main office, Community Bank of Rowan, Evansville Commerce Bank and Sunrise Bank, are classified as discontinued operations for the periods presented and include the following components (in $1,000s):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Interest income	$582	$5,800	$4,278	$25,661
Interest expense	129	1,111	985	4,631
Net interest income	453	4,689	3,293	21,030
Provision for loan losses	63	2,015	624	6,870
Net interest income after provision for loan losses	390	2,674	2,669	14,160
Noninterest income	175	782	883	3,061
Gain (loss) on sale of bank subsidiaries	29	(56)	155	4,496
Noninterest expense	496	4,366	3,450	18,447
Income (loss) before income taxes	98	(966)	257	3,270
Less income tax expense	39	63	101	1,871
Net income (loss) from discontinued operations	59	(1,029)	156	1,399
Net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(15)	328	51	880
Net income (loss) from discontinued operations attributable to Capitol Bancorp Limited	$44	$(701)	$207	$2,279
Net income from discontinued operations per common share attributable to Capitol Bancorp Limited	$--	$(0.02)	$0.01	$0.06

Assets and liabilities of discontinued operations are summarized below (in $1,000s):

	Dec 31, 2011		Dec 31, 2011
Assets:		Liabilities:
Cash and cash equivalents	$40,575	Noninterest-bearing deposits	$27,292
Investment securities	10,199	Interest-bearing deposits	165,864
Federal Home Loan Bank stock	957	Total deposits	193,156
Portfolio loans	163,156	Other liabilities	12,600
Less allowance for loan losses	(6,535)
Net portfolio loans	156,621		$205,756
Premises and equipment	3,452
Other real estate owned	5,949
Other assets	4,745

	$222,498

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note G – Fair Value

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  Fair value is based on independent quoted market prices, where applicable (Level 1 inputs), or the prices for other whole mortgage loans with similar characteristics, as Level 2 inputs.  There were no mortgage loans held for sale written down to fair value at September 30, 2012.

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2012 and December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note G – Fair Value – Continued
Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	September 30, 2012		December 31, 2011
	Total	Significant Other Observable Inputs (Level 2)	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:(1)
United States treasury	$3,500	$3,500	$4,013	$4,013
United States government agency	2,000	2,000
Mortgage-backed	9,126	9,126	10,592	10,592
Municipalities	105	105	278	278

	$14,731	$14,731	$14,883	$14,883

(1)	Level 2 inputs for investment securities available for sale include pricing models from independent pricing sources with reasonable levels of price transparency.

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	September 30, 2012		December 31, 2011
	Total	Significant Unobservable Inputs (Level 3)	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$131,416	$131,416	$175,424	$175,424

Other real estate owned(2)	$89,754	$89,754	$95,523	$95,523

(1)       Level 3 inputs for impaired loans include appraised value of the applicable collateral or other unobservable estimates of fair value.
(2)       Level 3 inputs for other real estate owned include appraised value of the foreclosed property or other unobservable estimates of fair value.  Fair value is reduced by estimated costs to sell the properties.

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a loan secured by real estate will be foreclosed.  Adjustments to the loan's carrying value (or requirements for an allocation of the allowance for loan losses) are made, when appropriate, after review of appraisal data or, in the absence of a recent appraisal, if market conditions significantly decline further.  The timing of when a collateral-dependent loan should be classified as a nonperforming loan is contingent upon several factors, including the performance of the loan, the borrower's payment history and/or results of the bank's review of updated borrower financial information.

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan downgrade and receipt of an updated appraisal, the loan will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, an impaired loan will be further evaluated for appropriate write-down.  Negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loans are charged to the allowance for loan losses, as partial write-downs/charge-offs, on a timely basis after the appraisal has been received and reviewed.  Occasionally, additional potential loss amounts may be included if circumstances exist

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note G – Fair Value – Continued
which may further adversely impact fair value estimates.  Such internally-developed evaluations may be used when the amount of a loan is less than $250,000.  Internally-prepared evaluations may also be used to estimate the current effect of economic conditions or deterioration when the most recent appraisal was obtained within a year.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

		September 30, 2012		December 31, 2011
	Level Used to Measure Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash	1	$51,388	$51,388	$38,540	$38,540
Cash equivalents	2	319,295	319,295	318,006	318,006
Loans held for sale	2	1,074	1,074	2,129	2,129
Investment securities:
Available for sale	2	14,731	14,731	14,883	14,883
Held for long-term investment	3	2,639	2,639	2,737	1,981
		17,370	17,370	17,620	16,864
Federal Home Loan Bank and Federal Reserve Bank stock	2	11,106	11,106	12,851	12,851
Portfolio loans:
Loans secured by real estate:
Commercial	3	797,345	794,664	907,377	903,687
Residential (including multi-family)	3	274,389	274,315	332,110	331,434
Construction, land development and other land	3	65,771	65,893	105,268	105,262
Total loans secured by real estate		1,137,505	1,134,872	1,344,755	1,340,383
Commercial and other business-purpose loans	3	134,083	133,977	181,349	181,350
Consumer	3	10,151	10,417	12,228	12,406
Other	3	2,450	2,321	2,781	2,546
Total portfolio loans		1,284,189	1,281,587	1,541,113	1,536,685
Less allowance for loan losses	3	(66,185)	(66,185)	(86,745)	(86,745)
Net portfolio loans		1,218,004	1,215,402	1,454,368	1,449,940

Financial liabilities:
Deposits:
Noninterest-bearing	1	360,252	360,252	328,896	328,896
Interest-bearing:
Demand accounts	2	488,121	488,121	502,866	502,866
Time certificates of less than $100,000	3	344,718	347,736	454,833	460,012
Time certificates of $100,000 or more	3	467,595	470,731	571,803	575,942
Total interest-bearing		1,300,434	1,306,588	1,529,502	1,538,820
Total deposits		1,660,686	1,666,840	1,858,398	1,867,716
Notes payable and other borrowings	3	19,487	18,082	50,445	50,824
Subordinated debentures	3			149,156	123,452

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note G – Fair Value – Continued
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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note H – Net Loss Per Common Share Attributable to Capitol Bancorp Limited

Computations of net loss per common share were based on the following (in 1,000s) for the periods ended September 30:

	Three Month Period		Nine Month Period
	2012	2011	2012	2011

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(5,673)	$(22,762)	$(23,924)	$(38,911)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic and diluted net loss)	41,070	41,018	41,037	38,075

Number of antidilutive stock options excluded from diluted net loss per share computation	1,445	1,573	1,445	1,573

Number of antidilutive unvested restricted shares excluded from basic and diluted net loss per share computation	9	26	9	26

Number of antidilutive warrants excluded from diluted net loss per share computation	1,250	1,326	1,250	1,326

Net income (loss) per common share attributable to Capitol Bancorp Limited:
From continuing operations	$(0.14)	$(0.53)	$(0.59)	$(1.08)
From discontinued operations		(0.02)	0.01	0.06

Total net loss per common share attributable to Capitol Bancorp Limited	$(0.14)	$(0.55)	$(0.58)	$(1.02)

Note I – Trust-Preferred Securities and Debt Extinguishment

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval by that agency.  Accrued interest payable on such securities approximated $33.3 million and $27.6 million at September 30, 2012 and December 31, 2011, respectively.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.  The accrual of interest was discontinued as of the bankruptcy filing date (see Note B).

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
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note J – Pending Sale of Subsidiary Banks

In addition to completed sales of certain bank subsidiaries (see Note F), Capitol has entered into a definitive agreement to sell its controlling interest held by a bank-development subsidiary in High Desert Bank.  Total proceeds from this pending sale are expected to approximate $760,000, resulting in a projected loss of $92,000 (less than $0.01 per common share) based on Capitol's investment in the bank as of September 30, 2012.  The sale is expected to be consummated in November 2012, subject to regulatory approval and other contingencies.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note K – Regulatory and Operating Matters – Continued
Capitol's banking subsidiaries which have received a PCAD are as follows as of September 2012 (listed in descending order based on total assets):

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

On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division issued a written notice to Sunrise Bank of Albuquerque (the "Bank") of its intention to take possession and control of the Bank and its assets for the purpose of reorganization or liquidation through receivership.  Pursuant to this notice, the board of directors of the Bank (the "Board") was informed of the following findings: (1) the Bank's capital is impaired and (2) the Bank is operating in an unsound condition.  The notice further states that the Bank is operating with an unacceptable level of capital protection for its risk profile and that it does not currently maintain a quorum of outside directors.  The notice directed the Board that if these findings are not corrected by December 20, 2012, the Director of the Regulation and Licensing Department has the authority to take possession and control of the Bank and its assets for the purpose of reorganization or liquidation through receivership.  The Bank is actively addressing this notice and working toward correcting its capital position as part of Capitol's restructuring and recapitalization efforts.  At September 30, 2012, the Bank's regulatory capital classification is above "critically-undercapitalized" as defined by the regulatory agencies.  This notice does not have a material impact on Capitol's condensed consolidated financial statements as of September 30, 2012.

Regulatory capital matters are set forth in Note L.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies, including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital, following a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, currently remains uncertain.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note K – Regulatory and Operating Matters – Continued
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

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset taxable income and to reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements.  In accordance with the provisions of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued subsequent to that date, which would only be activated if triggered under the Plan.

Note L – Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

		September 30,	December 31,
		2012	2011
Tier 1 capital to average adjusted total assets:
Minimum required amount	≥	$73,382	≥	$92,356
Actual amount		$(142,034)		$(109,146)
Ratio		(7.74)%		(4.73)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(1)	≥	$52,659	≥	$68,615
Actual amount		$(142,034)		$(109,146)
Ratio		(10.79)%		(6.36)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(2)	≥	$105,318	≥	$137,231
Actual amount		$(142,034)		$(109,146)
Ratio		(10.79)%		(6.36)%

(1)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(2)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.

Capitol's total risk-based capital ratios at September 30, 2012 and December 31, 2011 were materially and adversely impacted by the exclusion of approximately $151.3 million and $171.5 million, respectively, of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted mostly from operating losses.  Capitol's Tier 1 capital will need to increase to a positive level in order to allow for the inclusion of trust-preferred securities in Tier 2 capital for regulatory capital computation purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note L – Regulatory Capital Matters – Continued
The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at September 30, 2012 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Further, three bank subsidiaries had capital levels resulting in regulatory capital classification as "critically-undercapitalized" at that date; however, each of these subsidiaries will receive additional capital from the Corporation in November 2012 from the proceeds of the pending High Desert Bank sale (see Note J) to improve their classifications to "significantly-undercapitalized."  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as "undercapitalized" or "significantly-undercapitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Regulatory capital ratios of the banks are set forth on page 50 on this document.

Note M – Subsequent Events

On October 2, 2012, Capitol entered into a securities purchase agreement (the "Securities Purchase Agreement") with VS CB Stock Acquisition, LLC ("VS CB").  Pursuant to the Securities Purchase Agreement, VS CB has agreed to purchase $35 million of the Corporation's Class B common stock and $15 million of the Corporation's Series A preferred stock, in each case contingent on the Corporation's emergence from bankruptcy and subject to the terms and conditions contained in the Securities Purchase Agreement.

Additionally, on October 2, 2012, the Corporation entered into an asset purchase agreement (the "Asset Purchase Agreement") with VS CB Asset Acquisition, LLC ("VS AA").  Pursuant to the Asset Purchase Agreement, which is also contingent on emergence from bankruptcy and subject to the terms and conditions contained in the Asset Purchase Agreement, the Corporation has agreed to sell to VS AA certain nonperforming commercial and residential mortgage loans with an aggregate unpaid principal balance of approximately $207 million, subject to regulatory approval.  The assets to be sold represent substantially all of the nonperforming loans of the Corporation's affiliate banks.

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

Financial Condition

Total assets approximated $1.7 billion at September 30, 2012 and $2.2 billion at December 31, 2011.  The balance sheets include total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	September 30, 2012	December 31, 2011
Arizona Region:
Central Arizona Bank	$37,028	$41,976
Sunrise Bank of Albuquerque	51,445	60,063
Sunrise Bank of Arizona	237,253	303,513
Arizona Region Total	325,726	405,552

Colorado Region:
Mountain View Bank of Commerce(1)		51,665

Great Lakes Region:
Bank of Maumee	35,358	33,495
Bank of Michigan(1)		85,664
Capitol National Bank	160,936	153,938
Indiana Community Bank	103,325	119,372
Michigan Commerce Bank	692,848	776,289
Great Lakes Region Total	992,467	1,168,758

Nevada Region:
1st Commerce Bank	23,297	26,375
Bank of Las Vegas	273,640	318,174
Nevada Region Total	296,937	344,549

Northwest Region:
High Desert Bank	30,195	31,020

Southeast Region:
First Carolina State Bank(1)		85,169
Pisgah Community Bank	27,142	28,120
Sunrise Bank	70,964	81,119
Southeast Region Total	98,106	194,408

Parent company and other, net	6,026	9,313

Consolidated totals	1,749,457	2,205,265
Less discontinued operations		(222,498)

Consolidated totals—continuing operations	$1,749,457	$1,982,767

(1)
Capitol sold its ownership in First Carolina State Bank effective July 30, 2012, Bank of Michigan effective July 27, 2012 and Mountain View Bank of Commerce effective January 30, 2012.  These banks' operations are included in Capitol's consolidated totals up to the date of sale as part of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Total assets decreased $455.8 million during the nine months ended September 30, 2012, of which $222.5 million related to the bank subsidiaries sold during the period.

Portfolio loans, the single largest asset category (73% of total assets at September 30, 2012), decreased during the nine months ended September 30, 2012 by approximately $257 million, compared to a decrease of about $309 million during the corresponding period of 2011.  Although Capitol's banks operate in regions where the economies are beginning to show some signs of recovery, they are still challenged with continued relative weakness in real estate values in their banking regions and markets.  The portfolio decrease is attributed largely to shrinkage due in part to disciplined pricing and portfolio management, as the banks continue to deploy available options to preserve liquidity and bolster regulatory capital levels.  Because portfolio loans comprise the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

Geographic diversification of Capitol's balance sheet continues to play an important role in risk management and the road to improved profitability.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  At September 30, 2012, Capitol's primary geographic banking regions include Phoenix, Arizona, Las Vegas, Nevada and the Great Lakes Region.  As of September 30, 2012, 57% of the consolidated loan portfolio relates to the Great Lakes Region (56% at December 31, 2011) and 43% relates to banks located in other regions of the country (44% at December 31, 2011).  While concentration levels remain somewhat static compared to the end of 2011, the geographic mix of portfolio loans has changed slightly over the past few years as Capitol has divested of banks.  Management believes that these banking regions offer the Corporation the best opportunity to increase market presence as well as improved performance and resource allocation.

The consolidated allowance for loan losses at September 30, 2012 approximated $66.2 million or 5.15% of total portfolio loans, a decrease from the 5.63% ratio at the beginning of the year (excluding discontinued operations), resulting from some improvement in economic conditions and positive changes in asset quality.  The consolidated allowance for loan losses at September 30, 2012 decreased $20.6 million from the beginning of the year, excluding discontinued operations, as the Corporation continued to reduce its loan portfolio in conjunction with its balance sheet deleveraging strategy and as a result of general loan curtailments.  The decrease in the allowance for loan losses is also somewhat reflective of the effects of stabilizing asset quality, as levels of nonperforming loans have declined.

Last year, the Corporation received regulatory guidance regarding the methodology used to determine the allowance for loan losses at its three largest banks.  The guidance recommended that the banks' methodology be modified such that higher loss rates, in part derived from loan charge-off history on the substandard risk-rated loan pools, be applied to the "watch" rated loans as well as the "pass" (or acceptable credit quality) rated loan pool, the largest category of loans in the banks' portfolios.  Corporate management, in frequent dialogue with the regulators concerning their guidance for determining the allowance for loan losses, evaluated other methodologies permissible in accordance with regulatory pronouncements and industry practices.  As a result of the evaluation, Capitol began to phase in migration analysis effective December 31, 2011.  Since that time, migration analysis has been used, at least in part, to determine the allowance for loan losses at its three largest banks.  In calculating the annualized net charge-off rates, the banks generally applied at least a twenty-four month look-back period of the loan portfolio as of December 31, 2011 and a twenty-four to thirty-six month look-back and loss accumulation period as of September 30, 2012.  The calculations were tailored to each individual bank in order to account for loss histories and market conditions within the markets served by the bank.  The time periods for the loan portfolio look-back period were chosen based on dialogue with regulatory authorities, and were selected in a manner so as to reach a confidence interval such that most of the incurred historical losses captured under the migration approach were accounted for in the analysis.  As of December 31, 2011, this migration analysis approach to calculating annualized net charge-off rates was validated by an independent professional accounting and consulting firm, without issue.  Based on management's analysis and judgment, and supported by the external firm's validation of the migration technique, the Corporation believes that the methodology used in determining the allowance for loan losses meets both regulatory guidance and requirements under generally accepted accounting principles, and represents management's best estimate of probable incurred losses in the consolidated loan portfolio as of September 30, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

At September 30, 2012, the Corporation's largest banking affiliate calculated its allowance for loan losses using three different techniques which included nine iterations of migration analysis.  The techniques included the methodology developed by the FDIC, the approach used by the bank during most of 2011 and nine iterations of migration analysis.  The nine iterations of migration analysis used look-back and loss accumulation periods of twelve, fifteen, eighteen, twenty-one, twenty-four, twenty-seven, thirty, thirty-three and thirty-six months.  The eleven separate calculations produced an allowance for loan losses level that resulted in excess reserves ranging from $18.3 million to $29.0 million at September 30, 2012; the methodology recommended by the regulators resulted in an $18.4 million excess reserve.  Since it is currently operating under a Consent Order, written regulatory approval is required for the bank to release any portion of its $18.4 million in excess reserves and record a negative provision for loan losses; as such the bank has identified the $18.4 million portion of its allowance for loan losses at September 30, 2012 as unallocated.

The methodology used in the determination of the allowance for loan losses at September 30, 2012 for the remaining banking affiliates has remained consistent with no changes to the techniques used to calculate historical loan loss experience, and has been incorporated in the consolidated provision for loan losses recorded for the nine months ended September 30, 2012.

Loan charge-offs for the interim 2012 period, which decreased significantly compared to the same period in 2011, are not necessarily indicative of future charge-off levels due to the variability in asset quality and resolution of nonperforming loans.  The significant level of the provision for loan losses in the comparable 2011 interim period related primarily to Capitol's Michigan, Arizona and Nevada banks, and was the result of higher levels of nonperforming loans and a challenging and uncertain economic climate.

Total nonperforming loans approximated $142.0 million at September 30, 2012 (excluding discontinued operations).  Of that total, $70.9 million or 49.9% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan.  Nonperforming loans decreased significantly during the nine-month period, including decreases of $36.8 million within the Great Lakes Region and $35.3 million within the Nevada Region.

In part due to a continued elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for banks located in the Southeast Region, the Great Lakes Region and the Nevada Region, approximating 6.76%, 5.97% and 3.90% of portfolio loans, respectively, for each of the regions on a combined basis as of September 30, 2012.  The allowance for loan losses levels were as high as 8.89% at Pisgah Community Bank, 7.84% at 1st Commerce Bank and 7.18% at Michigan Commerce Bank.  Those ratios can be contrasted with some other banks and geographic regions within the Corporation with lower levels of nonperforming loans.

Nonperforming loans decreased $75.8 million or 34.8% during the nine months ended September 30, 2012, compared to a decrease of $46.8 million or 16.3% in the corresponding period of 2011.  Nonperforming loans have decreased for nine consecutive quarters.  Total nonperforming assets decreased $81.6 million for the nine months ended September 30, 2012, compared to a decrease of $46.5 million in the corresponding period of 2011.  Management believes the overall decreases primarily demonstrate signs of stability in several of Capitol's key markets; however, there can be no assurance that future operating results will continue to reflect these recent trends.

The allowance for loan losses as a percentage of nonperforming loans approximated 46.6% at September 30, 2012, compared to 39.8% at the beginning of the year (excluding operations discontinued in 2012).  As previously discussed, the allowance for loan losses is an estimate based on management's judgment at the balance sheet date.  Levels of nonperforming loans may fluctuate at balance sheet dates by amounts which are not commensurate with the ratio of the allowance for loan losses or the allowance coverage ratio of nonperforming loans (i.e., the allowance for loan losses as a percentage of nonperforming loans).  Several factors may contribute to this occurrence.  For example, estimated losses

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

relating to impaired collateral-dependent loans are generally reflected as direct write-downs to those loans as charge-offs and, accordingly, there is no related allowance for loan losses allocation necessary.  Further, some collateral-dependent loans may have minimal, or no, loss potential which would negate a computational comparison between the allowance for loan losses and such nonperforming loans.

Nonperforming loans at September 30, 2012 approximated 11.06% of total portfolio loans, a decrease from the December 31, 2011 ratio of 14.14% (excluding discontinued operations).  While total nonperforming loans have declined for nine consecutive quarters, the ongoing divestiture activity and general deleveraging of the balance sheet have previously reduced the impact the declining nonperforming loans had on the ratio of nonperforming loans to total loans.  This is the first of the past eight quarters that also reflects a decline in this key asset quality metric, further underscoring the Corporation's commitment to restoring balance sheet strength by resolving historical loan portfolio deterioration.

Of the nonperforming loans at September 30, 2012, about 91% were secured by real estate.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies as markets deteriorate.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at September 30, 2012 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Due to local, regional and national economic conditions, there is uncertainty in future real estate values, appraisal data and the resulting potential impact on valuation of collateral-dependent loans and other real estate owned.  The fair value measurement of collateral-dependent loans and other real estate owned is dependent upon appraisals of the underlying property value.  Management carefully monitors real estate values when evaluating appraisals or its internal evaluations of property values.

Updated appraisals are generally obtained when it has been determined that a collateral-dependent loan has become impaired or when it is likely a loan secured by real estate will be foreclosed.  Adjustments to the loan's carrying value (or requirements for an allocation of the allowance for loan losses) are made, when appropriate, after review of appraisal data or, in the absence of a recent appraisal, if market conditions significantly decline further.  The timing of when a collateral-dependent loan should be classified as a nonperforming loan is contingent upon several factors, including the performance of the loan, the borrower's payment history and/or results of the bank's review of updated borrower financial information.

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered.  In the period between a loan downgrade and receipt of an updated appraisal, the loan will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data and after any further fair value analysis is completed, an impaired loan will be further evaluated for appropriate write-down.  Negative differences between appraised value, less the estimated cost to sell, and the related carrying value of the loans are charged to the allowance for loan losses, as partial write-downs/charge-offs, on a timely basis after the appraisal has been received and reviewed.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Such internally developed evaluations may be used when the amount of a loan is less than $250,000.  Internally prepared evaluations may also be used to estimate the current effect of economic conditions or deterioration when the most recent appraisal was obtained within a year.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

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

At September 30, 2012, problem and potential problem loans (including the previously-discussed nonperforming loans) approximated $398.9 million or about 31% of total consolidated portfolio loans, compared to approximately $509.2 million or about 33% at December 31, 2011.  These potential problem loans (exclusive of nonperforming loans) do not necessarily have significant loss exposure (nor are they all deemed "impaired"), but rather are identified by management as potential problem loans to aid in loan administration and risk management.  Management has considered these loans in its evaluation of the adequacy of the allowance for loan losses.  Nonperforming loans, as previously discussed, are primarily secured by real estate which is subject to fair value estimates and related loss recognition.  Management believes, however, that current general economic conditions in some markets may result in continued future loan losses, as experienced in the first nine months of 2012.

Included in problem and potential problem loans are loans modified as troubled debt restructurings.  These loans decreased $15.6 million during the nine months ended September 30, 2012, which was mostly related to charge-offs and payments received, including loans paid in full.  The following table presents the activity within troubled debt restructurings for the nine months ended September 30, 2012 (in $1,000s):

	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Total

Beginning balance	$118,374	$45,982	$24,349	$18,212	$54	$206,971

New additions	33,452	8,683	3,015	2,047	347	47,544

Payments received, including loans paid in full	(17,502)	(7,305)	(5,436)	(4,001)	3	(34,241)

Charge-offs and other	(18,745)	(5,300)	(4,506)	(87)	(217)	(28,855)

Ending balance	$115,579	$42,060	$17,422	$16,171	$187	$191,419

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

The Corporation's other real estate owned decreased $5.8 million during the nine months ended September 30, 2012, primarily as a result of sales and write-downs of properties acquired in foreclosure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following table presents the activity within other real estate owned for the nine months ended September 30, 2012 (in $1,000s):

Other real estate owned at January 1	$95,523
Properties acquired in restructure of loans or in lieu of foreclosure	38,222
Properties sold	(34,089)
Payments received from tenants, credited to carrying amount	(54)
Write-down of other real estate owned	(9,848)

Other real estate owned at September 30	$89,754

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2012	Dec 31, 2011	Sept 30, 2012	Dec 31, 2011	Sept 30, 2012	Dec 31, 2011	Sept 30, 2012	Dec 31, 2011
Arizona Region:
Central Arizona Bank	$27,827	$33,108	$1,547	$1,801	$2,836	$4,069	5.56%	5.44%
Sunrise Bank of Albuquerque	40,757	45,924	1,947	2,013	4,722	4,077	4.78%	4.38%
Sunrise Bank of Arizona	189,524	237,914	5,772	11,126	18,171	24,038	3.05%	4.68%
Arizona Region Total	258,108	316,946	9,266	14,940	25,729	32,184	3.59%	4.71%

Colorado Region:
Mountain View Bank of Commerce(1)		40,060		751		22		1.87%

Great Lakes Region:
Bank of Maumee	23,458	26,334	1,014	1,084	569	988	4.32%	4.12%
Bank of Michigan(1)		64,970		1,505		715		2.32%
Capitol National Bank	104,641	119,929	2,275	3,681	6,831	12,423	2.17%	3.07%
Indiana Community Bank	82,198	92,257	3,012	3,346	6,041	7,803	3.66%	3.63%
Michigan Commerce Bank	516,052	618,852	37,047	41,653	57,157	86,179	7.18%	6.73%
Great Lakes Region Total	726,349	922,342	43,348	51,269	70,598	108,108	5.97%	5.56%

Nevada Region:
1st Commerce Bank	15,882	18,542	1,245	1,634	1,240	3,998	7.84%	8.81%
Bank of Las Vegas	195,729	240,110	7,004	13,440	29,412	61,908	3.58%	5.60%
Nevada Region Total	211,611	258,652	8,249	15,074	30,652	65,906	3.90%	5.83%

Northwest Region:
High Desert Bank	22,448	25,913	896	957	580		3.99%	3.69%

Southeast Region:
First Carolina State Bank(1)		58,126		4,279		5,280		7.36%
Pisgah Community Bank	16,254	19,753	1,445	1,925	4,931	3,717	8.89%	9.75%
Sunrise Bank	49,162	62,207	2,980	4,084	9,296	8,395	6.06%	6.57%
Southeast Region Total	65,416	140,086	4,425	10,288	14,227	17,392	6.76%	7.34%

Parent company and other, net	257	270	1	1	257	265	0.39%	0.37%

Consolidated totals	1,284,189	1,704,269	66,185	93,280	142,043	223,877	5.15%	5.47%
Less discontinued operations		(163,156)		(6,535)		(6,017)		4.01%

Consolidated totals relating to continuing operations	$1,284,189	$1,541,113	$66,185	$86,745	$142,043	$217,860	5.15%	5.63%

(1)
Capitol sold its ownership in First Carolina State Bank effective July 30, 2012, Bank of Michigan effective July 27, 2012 and Mountain View Bank of Commerce effective January 30, 2012.  These banks' operations are included in Capitol's consolidated totals up to the date of sale as part of discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Net loss attributable to Capitol for the three months ended September 30, 2012 was approximately $5.7 million compared to a net loss of $22.8 million in the corresponding period of 2011.  The net loss per share attributable to Capitol was $0.14 for the three months ended September 30, 2012 compared to a net loss per share of $0.55 in the corresponding period of 2011.  Net loss attributable to Capitol for the nine months ended September 30, 2012 approximated $23.9 million compared to a net loss of $38.9 million for the corresponding period of 2011.  Net loss per common share attributable to Capitol was $0.58 for the nine months ended September 30, 2012 compared to a net loss per share of $1.02 in the corresponding 2011 period.  Net income relating to discontinued operations was not material to the periods presented, except for the gain on sale of bank subsidiaries which approximated $155,000 and $4.5 million for the nine months ended September 30, 2012 and 2011, respectively.

During the quarter ended September 30, 2012, Capitol received a one-time $2.5 million insurance settlement related to loan charge-offs, which is included in other noninterest income.  Also during this quarter, Capitol wrote off the balance of unamortized deferred costs relating to the original issuance of trust-preferred securities in the amount of $2.1 million, which is included in reorganization items expense.  Combined, these items had minimal affect on the net loss recorded for the three and nine months ended September 30, 2012.  In addition, interest expense was no longer accrued on the trust-preferred securities and senior notes after Capitol filed for Chapter 11 protection, which reduced interest expense by approximately $1.7 million in comparison to the same periods in 2011.

The 2011 interim period included a $16.9 million gain related to an exchange of trust-preferred securities.  The interim 2012 net loss showed significant improvement compared to the corresponding 2011 interim period, exclusive of such gain.  There was a significant reduction in the provision for loan losses from $31.1 million to $1.6 million for the nine months ended September 30, 2012, compared to a provision of $32.7 million for the corresponding period of 2011 (excluding discontinued operations), as well as a reduction in operating expenses of $17.6 million, or 18.5%, in the 2012 period as compared to the corresponding 2011 period.

Analytical Review

Operating results in all of the Corporation's banking regions improved dramatically for the nine months ended September 30, 2012 compared to the same period in 2011.  While total revenues from continuing operations declined by $40.4 million (35.6%) for the nine months ended September 30, 2012 compared to the same period in 2011, due mainly to the aforementioned gain on exchange of trust-preferred securities in the 2011 period, net operating losses from continuing operations declined to $25.9 million from $63.3 million exclusive of that one-time gain, or by 59%, for the same comparable period.  In the Great Lakes Region, all but one of the region's five banks posted a profit for the nine months ended September 30, 2012.  The largest banking affiliate, Michigan Commerce Bank, recorded a $202,000 profit compared to a $19.2 million loss for the same period in 2011.  Most of the improvement in operating results is directly related to significantly lower provisions for loan losses and lower costs associated with foreclosed properties and other real estate owned.

The consolidated provision for loan losses decreased significantly for the nine months ended September 30, 2012 due to lower levels of loan charge-offs, declining levels of nonperforming loans and stabilizing valuations of collateral-dependent loans, primarily secured by real estate.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

Net interest income for the nine months ended September 30, 2012 totaled $43.5 million, a 9.2% decrease compared to $47.9 million in 2011.  Due in part to an increase of 3.1% in the percentage of performing loans to total loans, as well as an increase of 3.6% of noninterest-bearing demand deposits to total funding, the net interest margin improved to 3.64% for the three months ended September 30, 2012, a 44 basis-point increase compared to 3.20% for the three months ended June 30, 2012, a 52 basis-point increase compared to 3.12% for the three months ended March 31, 2012 and a 74 basis-point increase compared to 2.90% for the three months ended December 31, 2011.  Net

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

interest margin increased 66 basis-points to 3.30% for the nine months ended September 30, 2012 as compared to 2.96% for the nine months ended September 30, 2011.  It is not feasible to speculate on future potential changes in net interest margin.

Noninterest income for the nine months ended September 30, 2012 approximated $12.5 million, a significant decrease from the $30.1 million for the same period in 2011.  However, the interim 2011 period included a $16.9 million gain on exchange of trust-preferred securities (see Note I to the accompanying condensed consolidated financial statements).  When excluding this gain, noninterest income reflected only a slight decrease in 2012 as compared to 2011.

Noninterest expense totaled $77.5 million for the nine-month 2012 period compared to $95.1 million for the comparable period of 2011.  The decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $8.9 million (38%) to $14.2 million in the nine-month 2012 period ($23.1 million in the corresponding 2011 period), due to stabilizing valuations and reduced holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased to $4.8 million in the nine-month 2012 period compared to $7.1 million in the same period of 2011.

The largest element of noninterest expense is salaries and employee benefits, which approximated $32.0 million for the nine months ended September 30, 2012, a decrease of $4.4 million (12%) from $36.5 million in the corresponding period of 2011.  The decrease is largely a result of Capitol's ongoing efforts to streamline operations at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following for the periods ended September 30 (in $1,000s):

	Three Month Period		Nine Month Period
	2012	2011(1)	2012	2011(1)

Legal fees	$792	$1,003	$3,245	$2,389
Professional fees	849	268	2,249	1,480
Insurance	643	575	1,655	1,780
Loan and collection expense	338	510	972	1,258
Bank services (ATMs, telephone banking and Internet banking)	227	275	750	850
Communications	176	211	576	667
Travel, lodging and meals	164	184	553	643
Contracted labor	169	146	525	386
Other	1,634	1,782	4,238	6,214

Total	$4,992	$4,954	$14,763	$15,667

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

Legal fees, as noted in the table above, increased approximately $1.0 million for the nine months ended September 30, 2012, as compared to the same time period of 2011, due largely to costs directly associated with the Corporation's research, planning, implementation and on-going execution of its Exchange Offer and Standby Plan for financial restructuring.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the nine months ended September 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2012	2011	2012	2011	2012	2011	2012	2011
Arizona Region:
Central Arizona Bank	$1,224	$2,455	$(885)	$(963)
Sunrise Bank of Albuquerque	1,942	2,261	(620)	(1,829)
Sunrise Bank of Arizona	9,671	14,264	(3,297)	(12,970)
Arizona Region Total	12,837	18,980	(4,802)	(15,762)

California Region:
Bank of Feather River(3)		2,440		336		6.85%		1.03%
Sunrise Bank(3)		6,663		(791)
California Region Total		9,103		(455)

Colorado Region:
Mountain View Bank of Commerce(3)	221	2,045	16	103		1.87%		0.24%

Great Lakes Region:
Bank of Maumee	1,221	1,494	(366)	(871)
Bank of Michigan(3)	3,158	3,799	62	261	1.45%	4.91%	0.12%	0.43%
Capitol National Bank	5,590	6,548	189	181	2.30%	2.29%	0.15%	0.15%
Evansville Commerce Bank(3)		1,808		(84)
Indiana Community Bank	4,008	4,837	214	(289)	3.51%		0.26%
Michigan Commerce Bank	33,420	41,439	202	(19,238)	1.51%		0.04%
Great Lakes Region Total	47,397	59,925	301	(20,040)

Nevada Region:
1st Commerce Bank	825	939	(429)	(3,375)
Bank of Las Vegas	9,146	10,477	(3,078)	(6,680)
Nevada Region Total	9,971	11,416	(3,507)	(10,055)

Northwest Region:
Bank of the Northwest(3)		4,310		(664)
High Desert Bank	1,289	1,439	(553)	(674)
Northwest Region Total	1,289	5,749	(553)	(1,338)

Southeast Region:
Community Bank of Rowan(3)		2,123		46		1.88%		0.14%
First Carolina State Bank(3)	1,782	2,967	(1,035)	(5,191)
Pisgah Community Bank	661	926	(1,561)	(3,357)
Sunrise Bank	2,608	3,567	(3,356)	(4,607)
Southeast Region Total	5,051	9,583	(5,952)	(13,109)

Texas Region:
Bank of Fort Bend(3)		720		128		14.82%		2.27%
Bank of Las Colinas(3)		1,848		184		4.35%		0.51%
Texas Region Total		2,568		312

Parent company and other, net	1,417	14,137	(11,256)	15,296
Consolidated totals	78,183	133,506	(25,753)	(45,048)
Less discontinued operations	(5,161)	(28,722)	156	1,399

Consolidated totals for continuing operations	$73,022	$104,784	$(25,909)	$(46,447)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $197.7 million during the nine months ended September 30, 2012 compared to a $247.7 million decrease in the corresponding period of 2011.  Brokered deposits approximated $4.3 million as of September 30, 2012, or about 0.3% of total deposits, a decrease of $23.5 million during the nine-month 2012 period, as the banks have sought to reduce use of that funding source based on maturity and interest rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  All of the brokered deposits at September 30, 2012 were in relationship-based structured time accounts.  In addition, deposits have decreased as part of the banks' deleveraging strategy and as customers bring deposits within the FDIC insured limit.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 21.7% of total deposits at September 30, 2012, an increase from 17.7% at December 31, 2011.  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  Further, some of this increase can be attributed to the FDIC's transaction account guarantee ("TAG") program, which provides for unlimited insurance on noninterest bearing demand deposit accounts.  During the 2012 period, however, interest-bearing deposits decreased about $229.1 million, mostly related to the previously-mentioned reduction in brokered deposits.

Cash and cash equivalents amounted to $370.7 million, or 21.2%, of total assets at September 30, 2012, compared to $356.5 million, or 16.2%, of total assets at December 31, 2011, as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities, government-guaranteed loans and other real estate owned were used to reduce debt obligations or were deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into investment securities during a low interest rate environment and a cautious approach to, and capital restrictions associated with, making new loans in an uncertain economy.  Management believes Capitol's liquidity position at September 30, 2012 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At September 30, 2012, Capitol's banks had approximately $14.7 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $15.9 million at September 30, 2012 and additional borrowing capacity approximated $116.1 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and related matters.  Total notes payable and other borrowings, exclusive of Federal Home Loan Bank borrowings, were $10.4 million at September 30, 2012.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends to shareholders without prior written approval by that agency.  Accrued interest payable on such securities approximated $33.3 million and $27.6 million at September 30, 2012 and December 31, 2011, respectively.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.  The accrual of interest was discontinued as of the bankruptcy filing date.

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

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (7.56)% at September 30, 2012 and (4.90)% at December 31, 2011.  As of September 30, 2012, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $9.5 million or 0.54% of total assets.  Capitol's equity deficit increased in the interim 2012 period due to losses incurred from operations, although the losses were less significant than in 2011 due primarily to lower provisions for loan losses recorded at its banks.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the banks included in Capitol's consolidation as of September 30, 2012:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(2)		Capital Ratio(2)		Capital Ratio(2)		Regulatory Classification(1)
	Sept 30, 2012	Dec 31, 2011	Sept 30, 2012	Dec 31, 2011	Sept 30, 2012	Dec 31, 2011	Sept 30, 2012	Dec 31, 2011
Arizona Region:
Central Arizona Bank	2.00%	2.01%	2.72%	2.65%	4.02%	3.95%	critically- undercapitalized(5)	significantly- undercapitalized
Sunrise Bank of Albuquerque	2.13%	2.43%	2.85%	3.22%	4.15%	4.50%	significantly- undercapitalized	significantly- undercapitalized
Sunrise Bank of Arizona	2.00%	2.03%	2.54%	2.56%	3.82%	3.85%	critically- undercapitalized(5)	significantly- undercapitalized

Great Lakes Region:
Bank of Maumee	4.25%	5.41%	6.84%	7.56%	8.13%	8.85%	adequately-capitalized	adequately-capitalized
Capitol National Bank	6.53%	6.90%	10.63%	9.15%	11.89%	10.42%	adequately-capitalized(3)	adequately-capitalized(3)
Indiana Community Bank	7.96%	6.66%	10.70%	9.35%	11.98%	10.63%	adequately-capitalized(3)	adequately-capitalized(3)
Michigan Commerce Bank	2.49%	2.17%	3.38%	2.84%	4.71%	4.16%	significantly- undercapitalized	significantly- undercapitalized

Nevada Region:
1st Commerce Bank	2.03%	2.30%	2.68%	3.88%	4.01%	5.22%	significantly- undercapitalized	significantly- undercapitalized
Bank of Las Vegas	2.01%	2.16%	2.55%	2.90%	3.82%	4.20%	significantly- undercapitalized	significantly- undercapitalized

Northwest Region:
High Desert Bank	5.04%	6.47%	7.37%	8.72%	8.66%	10.00%	adequately-capitalized	adequately-capitalized(3)

Southeast Region:
Pisgah Community Bank	2.00%	2.09%	2.89%	2.93%	4.22%	4.28%	critically- undercapitalized(5)	significantly- undercapitalized
Sunrise Bank	2.00%	2.16%	2.88%	2.97%	4.19%	4.29%	significantly-undercapitalized	significantly- undercapitalized

Consolidated totals	(7.74)%	(4.73)%	(10.79)%	(6.36)%	(10.79)%	(6.36)%	less than adequately-capitalized(4)	less than adequately-capitalized(4)

(1)
Bank regulatory capital classifications are defined as follows:
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
Significantly-Undercapitalized – Does not meet the criteria for "undercapitalized," but has Tier 1 leverage ratio of 2% or more.
Critically-Undercapitalized – Institutions with a Tier 1 leverage ratio below 2% before rounding to the nearest one-hundredth.

(2)	Ratios are based on the banks' regulatory reports filed on or before October 30, 2012.
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

(5)
Tier 1 leverage ratio was below 2.00% before rounding to the nearest one-hundredth.  Subsequent capital contributions will be made in November 2012 to eliminate the banks' classification as "critically-undercapitalized."

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at September 30, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Capitol's total risk-based capital ratio at September 30, 2012 was adversely impacted by the exclusion of approximately $151.3 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at September 30, 2012 resulted primarily from operating losses.

In addition to Capitol's consolidated regulatory capital classification at September 30, 2012, several of its bank subsidiaries had capital levels resulting in classification as "significantly-undercapitalized" at that date.  Further, three bank subsidiaries had capital levels resulting in regulatory capital classification as "critically-undercapitalized" at that date; however, each of these subsidiaries will receive additional capital from the Corporation in November 2012 from the proceeds of the pending High Desert Bank sale (see Note J) to improve their classifications to "significantly-undercapitalized."  Regarding banks classified as "significantly-undercapitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Proceeds from the sale of banks through September 30, 2012 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than "adequately-capitalized" bank subsidiaries further, through the allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, the financial restructuring plan discussed later in this narrative, gains on divestiture of bank subsidiaries and other initiatives.

Going-Concern Considerations

As of September 30, 2012, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

•	The Corporation has filed for protection under Chapter 11;
•	An equity deficit approximating $141.8 million;
•	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
•
Numerous banking subsidiaries with regulatory capital classification as "significantly-undercapitalized" or "critically-undercapitalized" (three banks were classified as "critically-undercapitalized" at September 30, 2012 and will obtain sufficient additional capital from the Corporation in November 2012 to improve their classification to "significantly-undercapitalized");

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

•	Elevated levels of nonperforming loans and other nonperforming assets as a percentage of consolidated loans and total assets, respectively; and
•	Losses from continuing operations, resulting primarily from elevated provisions for loan losses and costs associated with foreclosed properties and other real estate owned.

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

Divestiture of Banks

During the nine months ended September 30, 2012, Capitol completed the following sales of bank subsidiaries (in $1,000s):

		Sale	Gain
	Date Sold	Proceeds	(Loss)

Mountain View Bank of Commerce(1)	January 30, 2012	$4,060	$126
Bank of Michigan(2)	July 27, 2012	3,611	(260)
First Carolina State Bank(2)	July 30, 2012	1,269	289

		$8,940	$155

(1)	Previously a majority-owned subsidiary of a bank-development subsidiary controlled by Capitol.
(2)	Previously a majority-owned subsidiary of Capitol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Divestiture of Banks – Continued

In addition to completed sales transactions, Capitol has entered into a definitive agreement to sell its controlling interest held by a bank-development subsidiary in High Desert Bank.  Total proceeds from this pending sale are expected to approximate $760,000, resulting in a projected loss of $210,000 ($0.01 per common share) based on Capitol's investment in the bank as of September 30, 2012.  The sale is expected to be consummated in November 2012, subject to regulatory approval and other contingencies.

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

Many of Capitol's bank subsidiaries have entered into formal agreements (as well as informal agreements) with their applicable regulatory agencies.  Those agreements provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such agreements are noted as such in the regulatory capital detail appearing on page 50 of this document.

On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division issued a written notice to Sunrise Bank of Albuquerque (the "Bank") of its intention to take possession and control of the Bank and its assets for the purpose of reorganization or liquidation through receivership.  Pursuant to this notice, the board of directors of the Bank (the "Board") was informed of the following findings: (1) the Bank's capital is impaired and (2) the Bank is operating in an unsound condition.  The notice further states that the Bank is operating with an unacceptable level of capital protection for its risk profile and that it does not currently maintain a quorum of outside directors.  The notice directed the Board that if these findings are not corrected by December 20, 2012, the Director of the Regulation and Licensing Department has the authority to take possession and control of the Bank and its assets for the purpose of reorganization or liquidation through receivership.  The Bank is actively addressing this notice and working toward correcting its capital position as part of Capitol's restructuring and recapitalization efforts.  At September 31, 2012, the Bank's regulatory capital classification is above "critically-undercapitalized" as defined by the regulatory agencies.  This notice does not have a material impact on Capitol's condensed consolidated financial statements as of September 30, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters – Continued

Regulatory capital matters are set forth in Note L of the accompanying condensed consolidated financial statements.

On July 21, 2010, the Dodd-Frank Act was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies including removing trust- preferred securities as a permitted component of a holding company's Tier 1 capital, following a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, currently remains uncertain.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  Comments were accepted through October 22, 2012, but to date final rules have not been issued.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust-preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks will depend upon the final rules.  If Capitol's planned recapitalization, restructure and bulk disposition of nonperforming loans proceed as planned, management expects that the consolidated entity and individual affiliate banks will immediately have significantly lower credit risk and sufficient Tier 1 equity to exceed minimum regulatory standards including new deductions, limitations and capital conservation buffers proposed to be phased in between 2013 and 2019.  At this point, however, Capitol is unable to determine the ultimate effect that any final regulations, if enacted, would have upon its earnings or financial position.

Tax Matters

Accounting for income taxes requires significant estimates and management judgments.  At September 30, 2012, Capitol had a gross deferred tax asset approximating $189.0 million, subject to a related valuation allowance of $189.0 million.

An Internal Revenue Service ("IRS") examination which commenced in 2011 has concluded.  On October 11, 2012, the IRS issued a written letter to Capitol stating that the congressional Joint Committee on Taxation took no exception with the findings of the IRS pursuant to an examination report which denied the deductibility of certain expenses on the Corporation's 2009 income tax return.

In December 2011, Capitol recorded a liability approximating $6.5 million as a result of the preliminary findings of this examination, which pertained primarily to expense deductions claimed in 2009 relating to problem loans and other real estate owned.  Pursuant to the examination, these expenses will be deductible by Capitol over a period of three years, beginning with the 2010 income tax return.  As the formal process of finalizing the total liability

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Tax Matters – Continued

has not yet concluded, potential interest charges related to the final assessed liability cannot be determined.  Since Capitol had already recorded a liability upon the preliminary findings, the conclusions of this IRS examination did not have a material impact on Capitol's consolidated financial statements as of September 30, 2012.

Capitol was notified that the IRS had filed multiple proofs of claim with the Court in September and October 2012 alleging non-payment by the Corporation and some of its former subsidiaries of certain income and payroll withholding taxes, interest and penalties for multiple years.  The Corporation has submitted support to the IRS documenting the proper filing of the tax returns and payment of all income and payroll taxes due.   The Corporation acknowledged the income tax liability related to 2009 which remained unpaid pending the final decision of the congressional Joint Committee on Taxation, as previously indicated.

Capitol received a final notice of taxes due from the State of Michigan related to the Michigan Business Tax.  The notice, dated September 25, 2012, pertained to the year ended December 31, 2009 and indicated an amount due of $771,000, including penalties and interest.  Included in this notice, and in response to the Corporation's filing for reorganization, the State alleged that Capitol had not properly computed and filed its 2009 Michigan Business Tax return.  Capitol received an earlier notice from the State of Michigan, dated September 21, 2012, claiming additional tax was due for the year ended December 31, 2010 in the amount of $202,000, including penalties and interest.  In response to these notices, Capitol filed a Petition with the Michigan Tax Tribunal on October 30, 2012, formally appealing the 2009 findings and stating that all required returns were properly filed and all associated Michigan Business Tax due was paid.  In addition, Capitol also requested an informal hearing with the State in regard to the 2009 and 2010 returns, which has been granted.

Further, the State of Michigan filed an objection to the confirmation of Capitol's Joint Plan of Reorganization with the Court on September 5, 2012, in which it alleged the Corporation has outstanding, unfiled Michigan Business Tax returns for 2009, 2010 and 2011, and owes $1.0 million in unpaid taxes, interest and penalties; Capitol believes this alleged amount due is inclusive of the amounts reflected in the two notices subsequently received by Capitol.  Capitol has responded to the State's objection by filing a reply with the Court on October 8, 2012, in which the Corporation submits that all required returns for 2009 and 2010 were properly filed and all tax due was paid.  An extension was previously filed for the 2011 Michigan Business Tax return, extending the due date of the return to December 31, 2012.  The Corporation believes that resolution of these notices and proofs of claim will not have a material impact on its condensed consolidated financial statements as of September 30, 2012.

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset future taxable income and to reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code and related IRS pronouncements.  In accordance with the provisions of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued subsequent to that date, which would only be activated if triggered under the Plan.

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

Other Corporate Matters

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

When the trust-preferred securities were originally issued, and until recently, substantially all of those securities comprised a crucial element of Capitol's compliance with regulatory capital requirements because they were a material component of regulatory capital.  Because of Capitol's weakened financial condition and changes to banking regulations affecting its ability (as well as that of other bank holding companies in the United States) to include any portion of these securities in regulatory capital computations, today none of these securities are included in the Corporation's current regulatory capital measurements.  The restructuring initiatives will facilitate the conversion of Capitol's trust-preferred securities to equity and represent an efficient opportunity to strengthen the composition of Capitol's capital base by increasing its Tier 1 common and tangible common equity ratios, while also reducing the dividend and interest expense associated with these securities.  By increasing its common equity component, and successfully completing the capital raise component of the plan, Capitol expects to have increased capital flexibility to continue to support its community banking platform, strategically take advantage of select market opportunities and implement its long-term strategies.

The Exchange Offer and voting on the Standby Plan expired on July 27, 2012.  The results were overwhelmingly in support of the Standby Plan.  All classes voted to accept the Standby Plan with all votes substantially exceeding the required thresholds for a successful solicitation.  The conditions were not satisfied for the exchange offers to the existing debt holders.

Accordingly, on August 9, 2012, Capitol and FCC proceeded with filing a voluntary joint prepackaged bankruptcy petition (the "Joint Plan of Reorganization") in order to restructure its debt and streamline its capital structure.  Capitol's banking subsidiaries are not part of the filing and continue to conduct business on an uninterrupted basis.  Capitol was also granted a motion by the Court requiring that trading in Capitol's senior notes, trust-preferred securities, preferred stock and common stock be restricted to preserve certain of Capitol's deferred tax assets.

The Joint Plan of Reorganization provides for the restructuring of Capitol's and FCC's liabilities in a manner designed to maximize recoveries to all creditors and to enhance the financial stability of the reorganized debtors while simultaneously raising new capital from outside investors which can be immediately deployed into the reorganized debtor's subsidiary banks, thus avoiding the disastrous consequences that would result from the seizure of any subsidiary bank.  Specifically, the Joint Plan of Reorganization restructures Capitol's senior notes, trust-preferred securities, Series A preferred stock and common stock and leaves unimpaired the rights of all other claim holders.  The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Other Corporate Matters – Continued

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

•
Subject to the approval of the Court, all of Capitol's general unsecured creditors will be paid in full in order to maintain the regular course of business at the Corporation's subsidiary banks, as uninterrupted service at the subsidiary bank level is critical to the success of the recapitalization efforts.  A loss of customer confidence in the safety of their deposits would have disastrous consequences for the Corporation.

Financial Statement Impact of Emergence from Bankruptcy

Upon approval and exit from bankruptcy, Capitol's financial statements will be impacted significantly in accordance with "Fresh-Start Accounting" rules.  Under these accounting and reporting rules:

•
Assets are marked to estimated fair value.  The difference between the carrying value of loans, investments and other financial assets before fresh-start accounting (including allowance for loan losses) and the estimated fair value as recorded in fresh-start accounting will be accreted/amortized to interest income over the estimated life of the assets.  This prospective accounting will result in a reduced level of loan charge-offs compared to historic results due to the adjustment of loan balances and concurrent elimination of the allowance for loan losses under fresh-start accounting.

•
Liabilities, including debt, will also be marked to estimated fair value.  The difference between the carrying value of deposits, debt and other financial liabilities before the emergence date and the estimated fair value at the emergence date as recorded in fresh-start accounting will be accreted/amortized to interest expense over the estimated life of the liabilities or debt.

•
All equity held by stockholders prior to emergence from bankruptcy will be cancelled and retained-earnings deficits eliminated.  Upon emergence, new common equity will be issued to certain debt holders.

A confirmation hearing for the bankruptcy filing is scheduled for December 4, 2012.  Assuming completion of the Joint Plan of Reorganization by December 31, 2012, Capitol's consolidated financial statements will reflect the assets and liabilities of Capitol, inclusive of adjustments for fresh-start accounting. The consolidated financial statements will also include a Statement of Operations and a Statement of Comprehensive Income for (1) the period from January 1, 2012 until the date of emergence from bankruptcy, which is expected to be in December 2012 and (2) the period from the date of emergence until December 31, 2012.

Impact of Accounting Standards Updates

Certain accounting standards updates were issued or became effective in 2012.  They are discussed in Note C of the accompanying condensed consolidated financial statements.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Capitol evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Disclosure Controls").  The Disclosure Controls are designed to allow Capitol to reach a reasonable level of assurance that information required to be disclosed by Capitol in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of Capitol's management, including the Chief Executive Officer ("CEO") and the Principal Financial Officer ("PFO"). Based upon the Controls Evaluation and subsequent discussions and actions by Capitol as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Form 10-K") and above, the CEO and PFO have concluded that as of September 30, 2012, Capitol's Disclosure Controls were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended September 30, 2012, no changes in Capitol's "internal control over financial reporting," as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect Capitol's Internal Control.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES – Continued

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

G3 Properties LLC, et al. v Capitol Bancorp Ltd. et al., Ingham Circuit Case No. 11-39-CZ

Plaintiffs, investors in Capitol Development Bancorp Limited VIII ("CDBL VIII", a subsidiary of Capitol), sued Capitol, CDBL VIII, and the directors of CDBL VIII (Cristin Reid, Joseph Reid, and L. Douglas Johns), collectively the "Defendants".  Plaintiffs allege that certain transactions between CDBL VIII and Capitol were improper, that funds raised by CDBL VIII were used for improper purposes, and that the various defendants breached duties owed to Plaintiffs.  Plaintiffs recently sought, and were awarded, summary disposition as to Capitol only on certain counts of the complaint.  Defendants have sought reconsideration of that summary disposition order, and no ruling has yet been made on the motion for reconsideration.  Discovery is ongoing, and is scheduled to be completed in May 2013.  No trial date has been set.

Item 1A.
Risk Factors.

The restructuring transactions that will be effectuated under the Joint Plan of Reorganization (the "Joint Plan of Reorganization") involve a high degree of risk and uncertainty.  The reader should carefully consider the risks and uncertainties described below, as well as the other information appearing elsewhere in this Quarterly Report on Form 10-Q before making a decision whether to invest in Capitol.  References in these Risk Factors to the "Plan of Reorganization" are references to Capitol Bancorp Ltd. and Financial Commerce Corporation's Plan of Reorganization under Chapter 11 of the Bankruptcy Code as such plan is described in the Confidential Out-of-Court Exchange Offering Memorandum and Solicitation of Consents and Disclosure Statement and Solicitation of Votes Related to an In-Court Standby Prepackaged Joint Plan of Reorganization of Capitol and Financial Commerce Corporation relating to offers to exchange certain outstanding senior notes and trust-preferred securities and solicitation to the holders of Capitol's senior notes, trust-preferred securities, Series A preferred stock and common stock to accept a prepackaged Joint Plan of Reorganization, June 22, 2012 (the "Offering Memorandum and Disclosure Statement") as supplement pursuant to the Supplement No. 1 to the Offering Memorandum and Disclosure Statement dated July 6, 2012 (the "Supplement").  The terms used in these Risk Factors without definition shall have the meanings ascribed to them in the Offering Memorandum and Disclosure Statement and the Supplement.

PART II.  OTHER INFORMATION – Continued

Item 1A.
Risk Factors. – Continued

The recently announced Basel III capital rules may have a material impact on Capitol's operations.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  Comments were accepted through October 22, 2012, but to date final rules have not been issued.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust-preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks will depend upon the final rules.  If Capitol's planned recapitalization, restructure and bulk disposition of nonperforming loans proceed as planned, management expects that the consolidated entity and individual affiliate banks will immediately have significantly lower credit risk and sufficient Tier 1 equity to exceed minimum regulatory standards including new deductions, limitations and capital conservation buffers proposed to be phased in between 2013 and 2019.  At this point, however, Capitol is unable to determine the ultimate effect that any final regulations, if enacted, would have upon its earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd–Frank Wall Street Reform and Consumer Protection Act will be integrated with the requirements of Basel III.

The expiration of the Dodd-Frank Deposit Insurance Provision at the end of 2012 may have a material impact on deposits and the Corporation's funding capabilities.

The FDIC's transaction account guarantee program providing for unlimited insurance on noninterest-bearing demand deposit accounts, which was extended as part of the Dodd-Frank Deposit Insurance Provision, has been in place since 2008 and is set to expire on December 31, 2012.  If this program is not extended, Capitol's banks could experience an outflow of deposits which may impact their funding capabilities and potentially result in an increase in the cost of funds further impairing Capitol's results of operations.

Risks Relating to Cross-Guaranty Liability.

The Corporation's insured depository institution subsidiaries are subject to cross-guaranty liability under federal law.  This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess "commonly controlled" depository institutions for the estimated losses suffered by the FDIC.  On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division (the "New Mexico FID") issued a written notice of its intention to take possession and control of Sunrise Bank of Albuquerque and its assets for the purpose of the reorganization or liquidation through receivership if certain findings of the New Mexico FID are not corrected by December 20, 2012.  In the event that such a reorganization or liquidation of Sunrise Bank of Albuquerque takes place, the FDIC will likely experience losses in connection with such failure and such losses could be assessed against the Corporation's other depository institution subsidiaries.  Such liability would likely have a material adverse effect on the financial condition of any assessed subsidiary institution and on the Corporation as the common parent.

Risks Related to Implementing the Joint Plan of Reorganization

The commencement of the Chapter 11 Cases with the Court for the purpose of implementing the Joint Plan of Reorganization may result in a number of adverse consequences.

PART II.  OTHER INFORMATION – Continued

Item 1A.
Risk Factors. – Continued

If the Debtors file the Joint Plan of Reorganization, the Debtors may seek to amend, waive, modify or withdraw the Joint Plan of Reorganization at any time prior to the Confirmation Date.

Upon filing of the Joint Plan of Reorganization, the Debtors reserve the right, prior to its confirmation or substantial consummation thereof, subject to the provisions of section 1127 of the Bankruptcy Code and rule 3019 of Federal Rules of Bankruptcy Procedure (the "Bankruptcy Rules"), and, after confirmation, subject to the terms of the Joint Plan of Reorganization, to amend the terms of the Joint Plan of Reorganization or waive any conditions thereto, if and to the extent such amendments or waivers are necessary or desirable to consummate the Joint Plan of Reorganization.  The potential impact of any such amendment or waiver on the holders of claims and equity security interests cannot presently be foreseen, but may include a change in the economic impact of the Joint Plan of Reorganization on some or all of the classes or a change in the relative rights of such classes.  All holders of claims and equity security interests will receive notice of such amendments or waivers as required by applicable law and the Court.  If, after receiving sufficient acceptances, but prior to confirmation of the Joint Plan of Reorganization, the Debtors seek to modify the Joint Plan of Reorganization, the previously solicited acceptances will be valid only if (i) all classes of adversely affected creditors and equity security holders accept the modification in writing, or (ii) the Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders of accepting claims and equity security interests.

In certain instances, a Chapter 11 bankruptcy case may be converted to a case under chapter 7 of the Bankruptcy Code.

If no plan of reorganization is confirmed, or if the Court otherwise finds that it would be in the best interest of creditors, the Chapter 11 Cases may be converted to a liquidation case under Chapter 7 of the Bankruptcy Code (a "Liquidation Case"), pursuant to which a trustee would be appointed to liquidate the Debtors' assets for distribution in accordance with the priorities established by the Bankruptcy Code.  The Debtors believe that a Liquidation Case could result in no distributions being made to Capitol's shareholders or possibly smaller distributions being made to Capitol's creditors than those provided for in the Joint Plan of Reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing the Debtors' businesses as a going concern; (ii) additional administrative expenses involved in the appointment of a trustee; and (iii) additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of the operations.

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

PART II.  OTHER INFORMATION – Continued

Item 1A.
Risk Factors. – Continued

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

With regard to solicitation of votes prior to the commencement of the Chapter 11 Cases, if the Court concludes that the requirements of section 1126(b) of the Bankruptcy Code and/or Bankruptcy Rule 3018(b) were not met, then the Court could deem such votes invalid, and the Joint Plan of Reorganization would not be confirmed without a re-solicitation of votes to accept or reject the Joint Plan of Reorganization.  While the Debtors believe that the requirements of section 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018 were met, the Court may not reach the same conclusion.

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

PART II.  OTHER INFORMATION – Continued

Item 1A.
Risk Factors. – Continued

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

It is possible that the filing of the Chapter 11 Cases could adversely affect Capitol's operations and relationships with employees and portfolio companies.  Due to uncertainties, many risks exist, including the following:

•     employees may be distracted from performance of their duties or more easily attracted to other employment opportunities, including with Capitol's competitors;
•     the ability to pursue additional financing may be negatively impacted; and
•     depositors may become concerned and Capitol's banks may experience an erosion of core deposits.

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

The Debtors cannot be certain that the Chapter 11 Cases would not unduly disrupt their businesses. It is impossible to predict with certainty the amount of time necessary for the Joint Plan of Reorganization to be confirmed by the Court, and the Debtors cannot be certain that the Joint Plan of Reorganization will be confirmed.  Moreover, time limitations exist for which the Debtors have an exclusive right to file a plan before other proponents can propose and file their own plan.

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

If the Debtors are unable to raise sufficient capital through the anticipated Equity Infusion, the Debtors may still seek additional Bankruptcy Protection.

The anticipated equity infusion from outside investors is a critical component of the likelihood of success of the Joint Plan of Reorganization.  However, Capitol has only secured one written commitment for a portion of the anticipated equity infusion as of the date of this quarterly report.  If Capitol is unable to raise capital from new investors, or raise less than the amount currently anticipated, it may be forced to operate in the Chapter 11 Cases for an extended period while trying to develop a different reorganization plan that can be confirmed.

PART II.  OTHER INFORMATION – Continued

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Mine Safety Disclosures. Not applicable.
Item 5.
Other Information.

On November 9, 2012, Capitol announced that Michael M. Moran would no longer serve as an employee of Capitol Bancorp Ltd. ("Capitol").  Mr. Moran joined Capitol in 2000 and, most recently, held the position of Chief of Capital Markets.

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

CAPITOL BANCORP LTD. (Registrant)
Date: November 14, 2012	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: November 14, 2012	/s/ Nicholas G. Hahn Nicholas G. Hahn Interim Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, Nicholas G. Hahn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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