Form 10-K
period 2012-12-31
CAPITOL BANCORP LTD
filed 2013-03-29
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

While there is currently no active trading market for the registrant's common stock, as of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was:  $4,779,783.  (Such amount was computed based on shares held by non-affiliates as of March 14, 2012 and the common stock closing price reported by the OTC Markets Group on June 29, 2012.  For purposes of this computation, all executive officers, directors and 5% shareholders have been assumed to be affiliates.  Certain of such persons may disclaim that they are affiliates of registrant.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐	No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2013
Common Stock, no par value per share	41,177,479 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2012 (Annual Report)	Parts I, II and IV

CAPITOL BANCORP LTD.
Form 10-K
Fiscal Year Ended: December 31, 2012
Cross Reference Sheet

Item of Form 10-K Part I	Incorporation by Reference From:
Item 1. Business	Pages F-10 – F-15, F-30 – F-47, F-61 – F-64, F-92 – F-93 and F-108– F-110, Financial Information Section of Annual Report
Item 1A. Risk Factors	Pages F-50 – F-51, Financial Information Section of Annual Report
Item 2. Properties	Pages F-61 and F-89, Financial Information Section of Annual Report
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Pages F-2 – F-6, F-93 – F-95 and F-108 – F-110, Financial Information Section of Annual Report
Item 6. Selected Financial Data	Page F-2, Financial Information Section of Annual Report
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages F-10 – F-51, Financial Information Section of Annual Report
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Pages F-6 – F-9 and F-43 – F-47, Financial Information Section of Annual Report
Item 8. Financial Statements and Supplementary Data	Pages F-2 and F-55 – F-115, Financial Information Section of Annual Report
Item 9A. Controls and Procedures	Page F-52, Financial Information Section of Annual Report
Part IV
Item 15. Exhibits and Financial Statement Schedules	Pages F-54– F-115, Financial Information Section of Annual Report

Key:
"Annual Report"	means the 2012 Annual Report of Capitol Bancorp Limited ("Capitol") provided to the Commission pursuant to Rule 14a-3(b). Capitol's 2012 Annual Report has a Financial Information Section and is filed as Exhibit 13 with this Form 10-K report.

Note:	The page number references herein are based on the paper version of the referenced documents. Accordingly, those page number references may differ from the electronically filed versions of those documents.

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
•            The risk that Capitol will not be able to complete its various proposed divestitures, mergers and consolidations of certain of its banking subsidiaries or, if completed, realize the anticipated benefits of the proposed transactions;
•            The risk of additional future losses if the proceeds Capitol receives upon the liquidation of assets are less than the carrying value of such assets;
•            Restrictions or limitations on access to funds from subsidiaries and potential obligations to contribute additional capital to Capitol's subsidiaries, which may restrict its ability to make payments on its obligations;
•            Administrative or enforcement actions of banking regulators in connection with any material failure of Capitol or its subsidiary banks to comply with banking laws, rules or regulations or formal enforcement actions with regulatory agencies;
•            The costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;
•            The possibility of the Federal Deposit Insurance Corporation ("FDIC") or an applicable state banking regulator seizing one or more of Capitol's subsidiary banks;
•            The possibility of the FDIC assessing Capitol's banking subsidiaries for any cross-guaranty liability;
•            Capitol's compliance with the terms of its written agreement with the Federal Reserve Bank, amendments thereto, or subsequent regulatory enforcement actions;
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
•            The uncertainties in estimating the fair value of developed real estate and undeveloped land relating to collateral-dependent loans and other real estate owned in light of decreased demand for such assets, falling prices and continuing illiquidity in the real estate market;
•            The impact of negative developments and disruptions in the credit and lending markets on Capitol's business and the businesses of its customers, as well as on other banks and lending institutions with which Capitol has commercial relationships;
•            Continued unemployment, the overall continued national economic weakness, rising commodity prices and the impact on Capitol's customers' savings rates and their ability to service debt obligations;
•            Changes in the general economic environment, industry conditions, competition or other factors, either nationally or regionally, that could influence loan demand and repayment, deposit inflows and outflows, and the quality of the loan portfolio and loan and deposit pricing;
•            The effects of competition from other commercial banks, savings associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in Capitol's market or elsewhere which provide similar services;

FORWARD-LOOKING STATEMENTS - Continued

•            Changes in legislation or regulatory and accounting principles, policies, or guidelines affecting the business conducted by Capitol and/or its operating strategy;
•            The impact on Capitol's financial results, reputation and business if it is unable to comply with all applicable federal and state regulations and applicable formal enforcement actions, consent orders, other regulatory actions and any related capital requirements;
•            The effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Emergency Economic Stabilization Act of 2008, the implementation by the Department of the U.S. Treasury and federal banking regulators of a number of programs to address capital and liquidity issues within the banking system and additional programs that may apply to Capitol in the future, all of which may have significant effects on Capitol and the financial services industry;
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

[The remainder of this page intentionally left blank]

PART I

Item 1. Business.

a.            General development of business:

Incorporated by reference from Pages F-10 – F-15 Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking," Pages F-37 – F-40, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters," Pages F-42 – F-43, Financial Information Section of Annual Report, under the caption "Going Concern Considerations," Page F-47, Financial Information Section of Annual Report, under the caption "Divestitures of Banks" and Pages F-61 – F-64, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

Capitol was incorporated as a Michigan corporation in 1988.

On August 9, 2012, Capitol and its subsidiary, Financial Commerce Corporation ("FCC") filed voluntary petitions for relief under Chapter 11 of the United States Code (the "Bankruptcy Code").  Additional information regarding the bankruptcy filing is incorporated by reference from Pages F-10 – F-12, Financial Information Section of Annual Report, under the caption "Summary and Overview" and Pages F-61 – F-64, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."  The bankruptcy filing itself has no direct impact on the operations of Capitol's subsidiary banks.

Capitol Trust I and Capitol Trust XII were formed in 1997 and 2008, respectively; each is a Delaware statutory business trust.  The business and affairs of Capitol Trust I and Capitol Trust XII are conducted by their respective property trustee, a Delaware trustee, and administrative trustees who are employees and officers of Capitol.  Capitol Trust I and Capitol Trust XII exist for the sole purpose of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by Capitol and certain related services.  During 2001, Capitol formed Capitol Trust II and Capitol Statutory Trust III, in conjunction with private placements of trust preferred securities.  Capitol Bancorp Capital Trust IV was similarly formed in 2002, Capitol Trust VI, Capitol Trust VII and Capitol Statutory Trust VIII were formed in 2003, Capitol Trust IX was formed in 2004 and Capitol Bancorp Trust X and Capitol Trust XI were formed in 2007.  Each of these securities has similar terms.  Additional information regarding trust preferred securities is incorporated by reference from Pages F-92 – F-93, Financial Information Section of Annual Report, under the caption "Note K—Subordinated Debentures."

b.            Financial information about segments:

Incorporated by reference from Pages F-15 – F-16, Financial Information Section of Annual Report (excerpt from Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations) and Pages F-61 – F-64, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

c.            Narrative description of business:

Incorporated by reference from Pages F-10 – F-15, Financial Information Section of Annual Report, under the captions "Summary and Overview" and "Capitol's Approach to Community Banking," Pages F-30 – F-37, Financial Information Section of Annual Report, under the caption "Liquidity, Capital Resources and Capital Adequacy," Page F-36, Financial Information Section of Annual Report, comparative analysis of each banking subsidiaries' regulatory capital position, Pages F-37 – F-40, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters," Pages F-43 – F-47, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations," Page F-47, Financial Information Section of Annual Report, under the caption "Divestitures of Banks" and Pages F-61 – F-64, Financial Information Section of Annual Report, under the caption "Note A—Nature of Operations, Basis of Presentation and Principles of Consolidation."

Item 1. Business – continued.

At December 31, 2012, Capitol and its subsidiaries employed approximately 580 full time equivalent employees.

Supervision and Regulation:

Incorporated herein by reference from Pages F-37 – F-40 and F-108 – F-110, Financial Information Section of Annual Report, under the caption "Certain Regulatory Matters" and "Capital Requirements and Related Regulatory Matters."

General:
The banking industry is subject to extensive state and federal regulation and continues to undergo significant change, particularly during the recent severe economic recession.  Proposals to change the laws and regulations governing the banking industry are currently being discussed in Congress, in state legislatures and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on Capitol are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on Capitol's business, financial position and results of operations.  Capitol expects that the financial services industry will remain heavily regulated and that additional laws or regulations may be adopted.  The following discussion summarizes certain aspects of the banking laws and regulations that affect Capitol.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

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

Consistent with the requirements of the Bank Holding Company Act, Capitol's community banking subsidiaries provide their customers with banking, trust and other financial services and products.  These services include commercial banking, as well as trust services, mortgage origination and servicing, equipment leasing, brokerage and investment advisory services, property and casualty insurance, life insurance and annuity products, and portfolio management services through eleven banking subsidiaries and other subsidiaries.

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

Capitol's banking subsidiaries are subject to the provisions of the banking laws of their respective states of organization, the National Bank Act or national thrift regulations.  They are under the supervision of, and are subject to periodic examination by, their respective state banking departments (in the case of state-chartered banks), and the Office of the Comptroller of the Currency (the "OCC") (in the case of national banks or federal savings banks), and are subject to the rules and regulations of the OCC, the Federal Reserve Board and the FDIC.  As of December 31, 2012, nine of Capitol's banking subsidiaries were state-chartered banks and, therefore, subject to supervision, regulation and examination by state banking regulators and the FDIC.  One of Capitol's depository institution subsidiaries, as of December 31, 2012, was chartered as a federal savings bank, and one banking subsidiary was a national bank, both of which are subject to regulation by the OCC and FDIC.  Additionally, nonbank subsidiaries of Capitol are supervised and

Item 1. Business – continued.

examined by the Federal Reserve Board and various other federal and state agencies.  As part of the financial and regulatory overhaul for U.S. financial institutions, via certain provisions of the Dodd-Frank Act, the OCC acquired the operations and some employees from the Office of Thrift Supervision in July 2011.

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

Payment of Dividends:
There are various statutory restrictions on the ability of Capitol's banking subsidiaries to pay dividends or make other payments to Capitol.  Each of the state-chartered banking subsidiaries is subject to dividend limits under the laws of the state in which it is chartered.  Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition.  Due to operating losses and a written agreement between the Federal Reserve and Capitol, Capitol is currently prohibited from payment of dividends.  As of December 31, 2012, Capitol's banking subsidiaries were prohibited from making dividend payments to Capitol without prior regulatory approval.

Capitol has several series of trust preferred securities outstanding which are interest-bearing.  Under certain conditions, Capitol may defer payment of interest on the related subordinated debentures for periods of up to five years.  In April 2009, Capitol commenced the deferral of interest payments on such subordinated debentures and, pursuant to the written agreement between the Federal Reserve and Capitol, may not make interest payments thereon without prior written approval from the Federal Reserve.  The accrual of interest was discontinued as of the August 9, 2012 bankruptcy filing date.  The documents governing the trusts restrict Capitol's right to pay a dividend on its common stock under certain circumstances and give holders of the securities preference on liquidation over the holders of Capitol's common stock.

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

Item 1. Business – continued.

Most of Capitol's banking subsidiaries are subject to formal enforcement actions which, among other things, preclude classification of the bank at a level higher than "adequately-capitalized."

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

Several of Capitol's banking subsidiaries have received Prompt Corrective Action Directives ("PCAD") from the FDIC.  These banks are striving to develop and implement capital restoration plans which may be acceptable to the FDIC. Typically, a capital plan is not deemed acceptable by the FDIC until receipt of the planned capital funds is imminent.

The FDICIA also contains a variety of other provisions that may affect Capitol's operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Information concerning capital adequacy guidelines for Capitol and its banking subsidiaries, including their regulatory capital position at December 31, 2012, is incorporated by reference from Pages F-30 – F-40, Financial Information Section of Annual Report, under the captions "Liquidity, Capital Resources and Capital Adequacy" and "Certain Regulatory Matters" and Pages F-108– F-110 Financial Information Section of Annual Report, under the caption "Note S—Capital Requirements and Related Regulatory Matters."

FDIC Insurance Assessments:
FDIC deposit insurance premium levels remained a significant expense in 2012 ($5.8 million) compared to 2011 ($8.3 million) and 2010 ($12.4 million).  Effective April 1, 2011, the FDIC began charging banks insurance premiums based on net assets (defined by the FDIC for assessment purposes as quarter-to-date average daily total assets less the corresponding amount of Tier 1 capital) rather than based on average deposits as they were previously.  Initial base assessment rates range from .05% to .35% of "net assets" and may be adjusted for certain factors.  Assuming that Capitol's banking subsidiaries remain in their current risk category, this new FDIC assessment methodology may result in a decrease in this expense item in the future.

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
In conjunction with the October 2008 enactment of the Emergency Economic Stabilization Act of 2008 ("EESA"), the limit on FDIC insurance coverage was increased to $250,000 for all accounts.  From 2008 through 2012, all noninterest-bearing transaction deposit accounts were fully insured regardless of the amount and account ownership, separate from and in addition to the FDIC insurance coverage provided from the depositors' other accounts.

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

In 2006, the FDIC merged the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund did not affect the authority of the Financing Corporation (the "FICO") to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.660 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program:
In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program").  The TLG Program was an initiative to counter the system-wide crisis in the nation's financial sector in 2008.  Under the TLG Program, the FDIC (i) guaranteed, through the earlier of maturity or June 30, 2012, certain newly-issued senior unsecured debt issued by participating institutions and (ii) provided full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTAs) held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.

The FDIC's TLG Program provided an unlimited guarantee of certain demand deposits and ended effective June 30, 2010.  The Dodd-Frank Act was subsequently enacted, which provided a substantially similar unlimited guarantee of all noninterest-bearing deposits through December 31, 2012.  The TLG Program expired after December 31, 2012.  The full effect of depositor activity upon termination of such unlimited deposit insurance is not determinable.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law, which is significantly impacting the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed

Item 1. Business – continued.

new capital requirements on bank holding companies, including the removal of trust preferred securities as a permitted component of a holding company's Tier 1 capital after a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act included a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management continues to evaluate provisions of the Dodd-Frank Act and assess its probable impact on its business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on Capitol in particular, currently remains uncertain.

One particularly important aspect of the Dodd-Frank Act (as amended) is that certain trust preferred securities issued by bank holding companies with total assets less than $10 billion, such as Capitol, are permitted to be included as an element of qualifying capital for regulatory capital-adequacy purposes.  Accordingly, Capitol's trust preferred securities may be included in regulatory capital measurements in the future, subject to certain limitations, although none of those securities are currently included due to Capitol's Tier 1 capital deficit.

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset taxable income and reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Services pronouncements.  As part of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued after that date, but this dividend would only be activated if triggered under the Plan.

Future Legislation:
Various legislation affecting financial institutions and the financial industry is, from time to time, introduced in Congress.  Such legislation may change banking statutes and the operating environment of Capitol and its subsidiaries in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Capitol or any of its subsidiaries.  With the enactments of EESA and the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable.

Interstate Banking:
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), as amended, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time (not to exceed five years) and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.  The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches.  Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Item 1. Business – continued.

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

Loans to Insiders:
The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks.  Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, to an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank's loan-to-one-borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed the bank's unimpaired capital and unimpaired surplus.  Section 22(h) and its implementing regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting.  Section 22(h) generally requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

Item 1. Business – continued.

the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral nondiscriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to other numerous consumer-oriented laws and regulations.  These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Electronic Funds Transfer Act require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of certain loans to customers.

Gramm-Leach Bliley Act of 1999:
The Gramm-Leach-Bliley Act of 1999 (the "GLBA") covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies.  The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms.  It also permits bank holding companies to elect to become financial holding companies.  A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities.  In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory CRA rating.  Capitol has decided not to become certified as a financial holding company at this time, but may reconsider this determination in the future.

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

The GLBA also contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information.  The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to "opt out" of such disclosure.  An institution may not disclose to an unaffiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes.  The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the GLBA.

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

Evolving Legislation and Regulatory Action:
Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated.  Some of these major changes took effect in 2011, and future regulations, particularly as necessary to fully implement the Dodd-Frank Act provisions, could materially impact the profitability of Capitol's banking business, the value of assets Capitol holds or the collateral available for Capitol's banking subsidiaries' loans, require changes to business practices or force Capitol to discontinue businesses and expose the Corporation to additional costs, taxes, liabilities, enforcement actions and reputational risk.

d.            Financial information about geographic areas:

Incorporated by reference from Pages F-15 – F-29, Financial Information Section of Annual Report, under the captions "Capitol's Community Banking Regions and Summary Financial Information," "Capitol's Results of Operations" and "Capitol's Financial Position."

e.            Available Information:

Capitol maintains an Internet website at http://www.capitolbancorp.com that includes links to Capitol's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports.  Capitol files these periodic reports with the SEC, which are available without charge as soon as reasonably practicable following the time they are filed with or furnished to the SEC.  Information on Capitol's website is not incorporated into this Form 10-K or Capitol's other securities filings and is not a part of those filings.  The public may read and copy any materials Capitol files with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330.  The SEC also maintains an Internet website that contains information regarding issuers that file electronically with the SEC.  That address is http://www.sec.gov.  In addition, Capitol makes available on its website at http://www.capitolbancorp.com, under the heading "Governance," its:  (i) Code of Ethics; (ii) Governance Guidelines; and (iii) the charters of Capitol's board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer and other senior financial officers.  These corporate governance materials are also available free of charge in print to shareholders who request them in writing to:  Capitol Bancorp Ltd., Attention: Secretary, Capitol Bancorp Center, 200 N. Washington Square, Lansing, Michigan 48933.

The following tables (Tables A to G, inclusive), present certain statistical information regarding Capitol's business and exclude discontinued operations.

INVESTMENT PORTFOLIO (TABLE C)
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

The table below shows amortized cost and estimated fair value of investment securities as of December 31 (in $1,000s):

	2012		2011 (1)		2010 (1)	
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale securities:						
United States treasury	$ 3,499	$ 3,500	$ 4,004	$ 4,013	$ 503	$ 506
United States government agencies	4,000	3,987	--	--	4,995	4,995
Mortgage-backed	8,098	8,219	10,537	10,592	1,262	1,355
Municipalities	--	--	273	278	370	378
	15,597	15,706	14,814	14,883	7,130	7,234
Held for long-term investment:						
CDBL III	765	765	973	973	463	463
Corporate	1,971	1,971	1,764	1,764	2,430	2,430
	2,736	2,736	2,737	2,737	2,893	2,893
Total investment securities	$ 18,333	$ 18,442	$ 17,551	$ 17,620	$ 10,023	$ 10,127

(1) For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

The table below shows the amortized cost, estimated fair value, relative maturities and weighted average yields of investment securities at December 31, 2012 (in $1,000s):

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Maturity:			
Due in one year or less	$ 3,501	$ 3,502	0.63%
After five years, through ten years	4,656	4,680	1.43%
After ten years	7,440	7,524	2.41%
Securities held for long-term investment, without stated maturities	2,736	2,736	
Total	$ 18,333	$ 18,442	

Investment securities which do not have stated maturities (corporate, Federal Reserve Bank stock and Federal Home Loan Bank stock) do not have stated yields or rates of return and such rates of return vary from time to time.

Following is a summary of the weighted average maturities of investment securities (exclusive of securities without stated maturities) at December 31, 2012:

United States treasury	0 years	and	8 months
United States government agency	12 years	and	4 months
Mortgage-backed	22 years	and	3 months

[The remainder of this page intentionally left blank]

LOAN PORTFOLIO AND SUMMARY OF OTHER REAL ESTATE OWNED (TABLE D - CONTINUED)
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

The aggregate amount of nonperforming portfolio loans is summarized below as of December 31 (in $1,000s). Nonperforming loans are comprised of (a) loans accounted for on a nonaccrual basis and (b) loans contractually past due 90 days or more as to principal and interest payments (but not included in nonaccrual loans in (a) above) and consist primarily of commercial real estate loans. See Note E of the Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
Nonperforming loans:					
Nonaccrual loans:					
Loans secured by real estate:					
Commercial	$ 80,449	$ 121,250	$ 144,585	$ 118,758	$ 37,664
Residential (including multi-family)	29,719	45,357	56,352	51,988	32,488
Construction, land development and other land	8,440	29,088	46,888	65,322	60,931
Total loans secured by real estate	118,608	195,695	247,825	236,068	131,083
Commercial and other business-purpose loans	11,678	17,818	28,714	21,455	14,408
Consumer	292	124	132	322	170
Total nonaccrual loans	130,578	213,637	276,671	257,845	145,661
Past due (≥ 90 days) loans and accruing interest:					
Loans secured by real estate:					
Commercial	660	3,778	2,875	5,208	1,623
Residential (including multi-family)	85	259	1,319	205	365
Construction, land development and other land	--	--	2,380	1,896	1,305
Total loans secured by real estate	745	4,037	6,574	7,309	3,293
Commercial and other business-purpose loans	70	148	2,073	1,453	476
Consumer	--	38	38	449	146
Total past due loans	815	4,223	8,685	9,211	3,915
Total nonperforming loans	$ 131,393	$ 217,860	$ 285,356	$ 267,056	$ 149,576
Nonperforming loans as a percentage of total portfolio loans	10.89%	14.38%	14.92%	11.03%	5.19%
Nonperforming loans as a percentage of total assets	8.12%	9.88%	8.06%	5.20%	2.65%
Allowance for loan losses as a percentage of nonperforming loans	48.29%	39.38%	43.79%	41.57%	44.21%

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

At December 31, 2012, potential problem loans (which includes nonperforming loans) approximated $355.4 million or 29.5% of total consolidated portfolio loans. Such totals have historically approximated 4% to 5% of loans outstanding and are an important part of management's ongoing and proactive loan review activities which are designed to early-identify loans which warrant close monitoring at the bank and corporate credit-administration levels. During 2012, the amount of potential problem loans began declining significantly as a result of declines in nonperforming loans. It is important to note that these potential problem loans do not necessarily have significant loss exposure (nor are they necessarily deemed 'impaired'), but rather are identified by management in this manner to aid in loan administration and risk management. These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

The table below summarizes activity in other real estate owned (in $1,000s) for the year ended December 31:

	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
Other real estate owned at January 1	$ 94,300	$ 99,019	$ 102,890	$ 64,765	$ 16,258
Properties acquired in restructure of loans or in lieu of foreclosure	44,383	44,371	62,388	86,557	69,279
Properties sold	(47,217)	(29,431)	(37,035)	(18,927)	(10,074)
Payments received from tenants, credited to carrying amount	(72)	(268)	(1,403)	(6)	(166)
Write-down of other real estate owned	(10,431)	(19,391)	(27,821)	(29,499)	(10,532)
Other real estate owned at December 31	$ 80,963	$ 94,300	$ 99,019	$ 102,890	$ 64,765

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

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E)
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

The table below summarizes changes in the allowance for loan losses and related portfolio data and ratios for the year ended December 31 (in $1,000s):

	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
Allowance for loan losses at January 1	$ 85,788	$ 124,955	$ 111,026	$ 66,133	$ 40,246
Allowance for loan losses of acquired bank affiliate	--	2,380	--	--	--
Loans charged off:					
Loans secured by real estate:					
Commercial	(19,298)	(33,609)	(47,984)	(27,977)	(9,078)
Residential (including multi-family)	(11,536)	(19,709)	(35,963)	(31,842)	(8,021)
Construction, land development and other land	(5,705)	(20,753)	(32,516)	(26,035)	(19,316)
Total loans secured by real estate	(36,539)	(74,071)	(116,463)	(85,854)	(36,415)
Commercial and other business-purpose loans	(7,911)	(17,339)	(24,661)	(25,171)	(9,271)
Consumer	(989)	(1,033)	(1,761)	(1,196)	(400)
Other	(656)	(2)	--	(34)	(43)
Total charge-offs	(46,095)	(92,445)	(142,885)	(112,255)	(46,129)
Recoveries:					
Loans secured by real estate:					
Commercial	6,947	4,709	3,123	230	986
Residential (including multi-family)	5,334	2,881	3,531	334	566
Construction, land development and other land	3,166	3,768	4,966	768	342
Total loans secured by real estate	15,447	11,358	11,620	1,332	1,894
Commercial and other business-purpose loans	6,316	3,667	2,713	1,137	476
Consumer	448	237	244	123	93
Other	99	6	--	--	--
Total recoveries	22,310	15,268	14,577	2,592	2,463
Net charge-offs	(23,785)	(77,177)	(128,308)	(109,663)	(43,666)
Additions to allowance charged to expense	1,452	35,630	142,237	154,556	69,553
Allowance for loan losses at December 31	$ 63,455	$ 85,788	$ 124,955	$ 111,026	$ 66,133
Total portfolio loans outstanding at December 31	$ 1,206,667	$ 1,515,200	$ 1,912,229	$ 2,421,254	$ 2,882,358
Ratio of allowance for loan losses to portfolio loans outstanding	5.26%	5.66%	6.53%	4.59%	2.29%
Average total portfolio loans for the year	$ 1,333,237	$ 1,731,864	$ 2,143,794	$ 2,697,825	$ 3,025,239
Ratio of net charge-offs to average portfolio loans outstanding	1.78%	4.46%	5.99%	4.06%	1.44%

(1) For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes B and E of the Notes to the Consolidated Financial Statements, for additional information regarding the allowance for loan losses and description of factors which influence management's judgment in determining the amount of the allowance for loan losses at the balance-sheet date.

SUMMARY OF LOAN LOSS EXPERIENCE (TABLE E - CONTINUED)
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

The amounts of the allowance for loan losses allocated in the following table, as of December 31 (in $1,000s), are based on management's estimate of losses inherent in the portfolio at the balance sheet date, and should not be interpreted as an indication of future charge-offs:

	2012		2011 (1)		2010 (1)		2009 (1)		2008 (1)	
	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans	Amount	Percentage of Loans
Loans secured by real estate:										
Commercial	$ 21,626	1.79%	$ 37,007	2.44%	$ 48,272	2.52%	$ 45,369	1.87%	$ 20,232	0.70%
Residential (including multi-family)	11,399	0.94%	19,328	1.28%	34,602	1.81%	20,906	0.86%	17,086	0.59%
Construction, land development and other land	2,868	0.24%	10,372	0.68%	17,352	0.91%	17,073	0.71%	12,274	0.43%
Total loans secured by real estate	35,893	2.97%	66,707	4.40%	100,226	5.24%	83,348	3.44%	49,592	1.72%
Commercial and other business-purpose loans	5,507	0.46%	13,928	0.92%	23,965	1.25%	26,517	1.10%	15,870	0.55%
Consumer	1,155	0.10%	689	0.05%	679	0.04%	1,102	0.05%	511	0.02%
Other	5	0.00%	17	0.00%	85	0.00%	59	0.00%	160	0.00%
Unallocated	20,895	1.73%	4,447	0.29%	--	0.00%	--	0.00%	--	0.00%
Total allowance for loan losses	$ 63,455	5.26%	$ 85,788	5.66%	$ 124,955	6.53%	$ 111,026	4.59%	$ 66,133	2.29%
Total portfolio loans outstanding	$ 1,206,667		$ 1,515,200		$ 1,912,229		$ 2,421,254		$ 2,882,358	

(1) For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

[The remainder of this page intentionally left blank]

FINANCIAL RATIOS (TABLE G)

CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

	Year Ended December 31		
	2012	2011 (1)	2010 (1)
Net loss attributable to Capitol Bancorp Ltd. as a percentage of:			
Average stockholders' equity	19.37%	34.67%	248.14%
Average total assets	(1.35)%	(1.61)%	(4.92)%
Capital ratios:			
Average stockholders' equity as a percentage of average total assets	(6.98)%	(4.64)%	(1.98)%
Average total equity (stockholders' equity and noncontrolling interests in consolidated subsidiaries) as a percentage of average total assets	(7.37)%	(4.25)%	(1.01)%
Average total capital funds (stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) as a percentage of average total assets	0.58%	1.13%	2.65%
Dividend payout ratio (cash dividends per share as a percentage of net loss attributable to Capitol Bancorp Ltd. per share):			
Basic	N/A	N/A	N/A
Diluted	N/A	N/A	N/A

(1) For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

N/A - Not applicable

[The remainder of this page intentionally left blank]

Item 1A. Risk Factors.

An investment in Capitol's common stock, Series A preferred stock and/or its trust preferred securities is subject to the risks inherent to Capitol's business.  The material risks and uncertainties that Capitol believes affect it are described below.  The risks and uncertainties described below may not be the only ones it faces.  Additional risks and uncertainties that Capitol is not aware of or focused on, or risks currently deemed immaterial, may also impair business operations.  This Annual Report on Form 10-K is qualified in its entirety by these risk factors.  If any of the following risks actually occur, Capitol's financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of Capitol's common stock could decline significantly, and shareholders could lose all or a portion of their investment.
Capitol's ability to continue as a going concern is uncertain.
Capitol has experienced a significant deterioration in asset quality and incurred significant operating losses, resulting in an equity deficit and a regulatory capital classification as less than "adequately-capitalized."  As a result, Capitol and most of its banking subsidiaries have become subject to increased regulatory oversight and compliance requirements.  Those factors, among others, raise some level of doubt (potentially substantial doubt) as to Capitol's ability to continue as a going concern.  If Capitol becomes unable to operate as a going concern, it is likely that its common shareholders could lose all or substantially all of their investment in Capitol.  Such substantial doubt is discussed in the Report of Independent Registered Public Accounting Firm set forth on Page F-54 of the Financial Information Section of the Annual Report.
Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which include, but are not limited to, the following:

•	Raising significant amounts of new equity capital plan pursuant to the Chapter 11 Plan of Reorganization;
•	Completion of the proposed financial restructuring plan;
•	Ability to raise additional capital to bring its affiliate banks to an "adequately-capitalized" level;
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

Capitol has incurred net losses of $25.5 million, $45.4 million and $225.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.  The losses have largely resulted from provisions for loan losses, higher operating costs related to elevated levels of nonperforming loans and other real estate owned, and a large impairment loss related to goodwill in 2010.  Since January 1, 2008, Capitol has recorded total provisions for loan losses of $403.4 million (excluding discontinued operations).  While such losses exclude charges to establish and maintain a valuation allowance against the realization of Capitol's deferred tax assets of $190.5 million, which are not deemed more-likely-than-not realizable, these deferred tax related charges would not have been required had Capitol not incurred the losses on loans.
However, substantial risks remain in Capitol's and its banking subsidiaries' loan portfolios.  As of December 31, 2012, approximately 99% of Capitol's bank loan portfolio consisted of loans secured by real estate and commercial loans secured by business assets other than real estate.  Those types of loans are typically larger than other loans which made up the remaining portion of Capitol's and its banking subsidiaries' portfolio loans.  Further, deterioration of any or a few of those loans may lead to a significant increase in nonperforming loans and potential loan losses.  Any additional increases in nonperforming loans could result in a decrease in interest income from those loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on Capitol's financial condition and results of operations.

Item 1A. Risk Factors – continued.
Capitol has commenced several initiatives and other actions to mitigate these going concern considerations and to improve the Corporation's financial condition, equity, regulatory capital and regulatory compliance.  Capitol's ability to continue as a going concern is contingent on the successful achievement of those initiatives.  There can be no assurance that the exploration of those capital strategies will result in any transaction, or that any transaction will allow any of Capitol's shareholders to avert a loss of all or substantially all of their investment in Capitol.  The pursuit of strategic alternatives may also involve significant expenses and management's time and attention.
Capitol needs to raise additional capital that may not be available.
Regulatory authorities require Capitol and its banking subsidiaries to maintain adequate levels of capital to support their operations.  As reported by Capitol, many of its banking subsidiaries were "significantly-undercapitalized" or otherwise classified as less than "adequately-capitalized" as of December 31, 2012 and have an immediate need to raise capital.  In addition, even if Capitol succeeds in raising capital, it may need to raise additional capital in the future due to additional losses from operations or regulatory requirements.  The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside Capitol's control, and will depend on its financial performance.  Accordingly, any such additional capital may not be raised, if and when needed, on terms acceptable to Capitol, or at all.  If Capitol cannot raise additional capital when needed, its ability to increase its capital ratios could be materially impaired and Capitol could face additional adverse regulatory challenges.  In addition, if Capitol issues additional equity capital, it may be at a lower price and the interest of its existing shareholders may be diluted.
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

In response to the adverse economic conditions affecting the banking system and financial markets, and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law in October 2008.  Among other things, the EESA authorized the U.S. Treasury (the "Treasury") to spend up to $700 billion to inject capital into financial institutions by purchasing non-voting preferred shares directly from such institutions and to purchase mortgage-backed and other nonperforming assets from financial institutions for the purpose of stabilizing the financial markets.  Capitol has not received any so-called "bailout" funds from any governmental sources.

Item 1A. Risk Factors – continued.
Capitol's financial performance generally, and in particular the ability of its banks' borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the business environment in the markets where Capitol operates and in the United States as a whole.  The recent severe recession was characterized by declines in economic growth, business activity or investor or business confidence; limitations on the availability of, or increases in the cost of, credit and capital; falling commercial and residential real estate values; inactive or nonexistent markets for the sale of real estate; or a combination of these or other factors.
There can be no assurance that weak economic conditions could arise in the near term.  Such conditions have and could continue to adversely affect the credit quality of Capitol's loans, results of operations and financial condition.
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
Failure by Capitol or its banking subsidiaries to meet any applicable guideline or capital requirement otherwise imposed upon them, or to satisfy certain other regulatory requirements could subject them to further activity restrictions or to a variety of enforcement remedies available to the regulatory authorities that include prohibitions on their ability to pay future dividends, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC resulting in closure.
Noncompliance with capital requirements could have a material adverse effect on Capitol's operations and financial position.
Capitol and many of its banking subsidiaries are less than "adequately-capitalized" and regulatory agencies have in some cases required Capitol and/or its individual banking subsidiaries to maintain a higher level of capital than anticipated, which could adversely affect Capitol's liquidity at the parent company level and require it to raise additional capital.
While Capitol must meet certain regulatory requirements on a consolidated basis, regulatory agencies having authority over each of its banking subsidiaries may require that those subsidiaries maintain a higher level of capital than Capitol currently anticipates, which would require that Capitol maintain a consolidated capital position that is well beyond what is presently anticipated and could be in excess of the levels of capital used in the assumptions underlying Capitol's management and estimation of its capital needs.  Most of Capitol's banking subsidiaries are currently required to maintain regulatory capital levels in excess of minimum requirements.  Further, as a holding company with obligations and expenses separate from its banking subsidiaries, and because many of its banking subsidiaries are currently prohibited from making dividend payments to Capitol, Capitol must maintain a level of liquidity that is sufficient to address those obligations and expenses.  The maintenance of adequate liquidity at Capitol may limit its ability to make further capital investments in banking subsidiaries, which could adversely impact Capitol and require it to raise additional capital.  Even if Capitol is successful in implementing its current divestiture and charter consolidation initiatives, Capitol and its banking subsidiaries may be required by the regulatory agencies to have a higher level of capital than currently anticipated.

Item 1A. Risk Factors – continued.
At December 31, 2012, Capitol and certain banking subsidiaries were classified as less than "adequately-capitalized" based on their respective regulatory capital ratios.  Banks less than "adequately-capitalized" have become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  Capitol intends to augment the capital levels of those institutions through allocation of proceeds from the further divestiture of some of its banking subsidiaries and by pursuing additional sources of external capital, although there is no assurance that amounts contributed to banking subsidiaries' capital will be sufficient to achieve regulatory compliance.
Capitol's and its banking subsidiaries' allowances for loan losses may prove inadequate to absorb actual loan losses, which may adversely impact results of operations.
Capitol believes that its consolidated allowance for loan losses is maintained at a level adequate to absorb inherent losses in the loan portfolio at the balance-sheet date.  Management's determination of the allowance is based on evaluation of the portfolio (including potential impairment of individual loans and concentrations of credit), past loss experience, current economic conditions, the volume, amount and composition of the portfolio and other factors.  These estimates are subjective and their accuracy depends on the outcome of future events.  Actual future losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in fair value of collateral that are generally beyond Capitol's control, actual loan losses could increase significantly.  As a result, such losses could exceed current allowance estimates.  No assurance can be provided that the allowance will be sufficient to cover actual future loan losses should such losses be realized.  However, Capitol currently has unallocated reserves at several of its banking subsidiaries, including a $20.9 million unallocated reserve at Michigan Commerce Bank, for which Capitol is awaiting regulatory approval to release.
Loan loss experience is helpful in estimating the requirements for the allowance for loan losses at any given balance sheet date.  Some of Capitol's banking subsidiaries, particularly those located in the Southeast, Arizona and Nevada, have experienced significantly elevated levels of loan losses due to adverse economic conditions.  If it becomes necessary to increase the ratio of the allowance for loan losses to total loans, such increases would be accomplished through higher provisions for loan losses, which may adversely impact results of operations and could result in larger net losses on a consolidated basis.

The domestic economies in the multiple markets in which Capitol's banking subsidiaries operate are coming out of a severe recession and Capitol's levels of nonperforming loans and related loan losses and levels of foreclosed assets and other real estate owned ("OREO") had increased significantly prior to 2011.  In 2011 and 2012, the levels of nonperforming loans and related loan losses began to decline.  Capitol's level of OREO increased dramatically in 2009 and, although it has begun to decline, it still remains elevated, leading to an increased level of carrying costs and other operating expenses.  Continued elevation of OREO could have a material negative impact on Capitol.

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
As a bank holding company, Capitol is regulated primarily by the Federal Reserve Board.  Many of Capitol's current bank affiliates are regulated primarily by state banking agencies, the FDIC and the OCC (in the case of one national bank and one federal savings bank subsidiary).

Item 1A. Risk Factors – continued.
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

Most of Capitol's banking affiliates have entered into formal enforcement actions with their respective regulatory agencies, which impose various additional requirements on those institutions which may further restrict their operations.

The Basel III capital rules may have a material impact on Capitol's operations.
In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  Comments were accepted through October 22, 2012, but to date final rules have not been issued.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks will depend upon the final rules.  If Capitol's planned recapitalization, restructure and bulk disposition of nonperforming loans proceed as planned, management expects that the consolidated entity and individual affiliate banks will immediately have significantly lower credit risk and sufficient Tier 1 equity to exceed minimum regulatory standards including new deductions, limitations and capital conservation buffers proposed to be phased in between 2013 and 2019.  At this point, however, Capitol is unable to determine the ultimate effect that any final regulations, if enacted, would have upon its earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd–Frank Act will be integrated with the requirements of Basel III.

Item 1A. Risk Factors – continued.
Capitol has relied on dividends from its wholly-owned banking subsidiaries in the past and future receipt of dividends is severely restricted.

Capitol is a separate and distinct legal entity from its wholly-owned banking subsidiaries.  In the past, it has received dividends from its wholly-owned banking subsidiaries to help pay interest and principal on its debt obligations.  Due to adverse operating results and constrained capital levels, Capitol's banking subsidiaries are currently precluded from paying dividends to Capitol.  Capitol does not own, directly or indirectly, all of the equity of all of its banking subsidiaries.  Capitol currently does not rely on dividends from such banking subsidiaries.  To the extent any of those banking subsidiaries would pay dividends or make distributions, the other holders of equity interests of those banking subsidiaries, if any, will participate pro rata with Capitol.  Various federal and state laws and regulations and various formal enforcement actions with regulatory agencies currently prohibit or otherwise limit the amount of dividends that the banks and certain nonbank subsidiaries may pay to Capitol.  A long-term prohibition or inability of Capitol's banking subsidiaries to pay dividends to Capitol may have a material adverse effect on Capitol, including the inability of Capitol to service its debt or pay its obligations.

Capitol has trust preferred securities outstanding which may prohibit future cash dividends on Capitol's common and preferred stock or otherwise adversely affect regulatory capital compliance.

Capitol has several series of trust preferred securities outstanding, with a liquidation amount outstanding totaling about $151.3 million, plus $33.3 million in accrued and unpaid interest as of December 31, 2012, which are partially treated as various elements of capital for capital ratio purposes.  Although a portion of these securities could be viewed as capital for regulatory purposes, they are debt securities which have numerous covenants and other provisions which, in the event of noncompliance, could have a material adverse effect on Capitol.  For example, these securities permit Capitol to defer the periodic payment of interest for various periods; however, if such payments are deferred (as they are currently), Capitol is prohibited from paying cash dividends on its preferred or common stock during the deferral periods and until accumulated deferred interest is paid.  Future payment of interest is dependent upon Capitol's banking subsidiaries' earnings and dividends, which may be inadequate to service the obligations.
In April 2009, Capitol announced that it had elected to defer interest payments on its subordinated debentures.  Such debentures are owned by Capitol Trust I through XII (the "Capitol Trusts") and were funded by the Capitol Trusts' issuance of trust preferred securities.  Pursuant to the terms of a written agreement with the Federal Reserve Bank of Chicago, Capitol is currently prohibited from making any cash payments on the debentures and preferred securities without prior regulatory approval.
The terms of such debentures and trust indentures allow for Capitol to defer payment of interest on the debt securities at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the indentures) has occurred and is continuing.  Such payments have been deferred for fifteen quarterly periods, as of December 31, 2012.  While Capitol defers the payment of interest, it generally accrues the future interest obligation at the applicable interest rate.  Upon the termination of the deferral period, all accrued and unpaid interest is due and payable, subject to the approval of the Federal Reserve.  The accrual of interest was discontinued as of the August 9, 2012 bankruptcy filing date.  During the deferral period, Capitol, subject to certain exceptions, may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its common stock.

Item 1A. Risk Factors – continued.
Capitol is deferring payments on all of its outstanding trust preferred securities and the accrued but unpaid amounts are accumulated as a liability on Capitol's consolidated balance sheet.  Capitol has no current plans to resume any such interest payments at any time in the near future and is currently prohibited from doing so without prior regulatory approval.
As previously mentioned, Capitol has exercised its right to defer interest payments on the subordinated debentures relating to Capitol's trust preferred securities.  Capitol does not have current plans to resume interest payments on the subordinated debentures in the near future and is currently prohibited from any such payments without prior regulatory approval.  Before resuming these payments, however, Capitol would have to pay the accrued amounts in full, if approved, prior to commencing any future payments of interest on those securities.  Capitol continued to accrue interest payable on such securities until the bankruptcy filing date.  As of December 31, 2012, those accrued but unpaid amounts approximated $33.3 million.

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
As FDIC-insured depository institutions, Capitol's banking subsidiaries may be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with the institution in "default" or "in danger of default."  This liability is commonly referred to as "cross-guaranty" liability.  A "default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance.  An FDIC cross-guaranty claim against a depository institution is generally senior in right of payment to claims of the holding company and its affiliates.
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

On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division (the "New Mexico FID") issued a written notice of its intention to take possession and control of Sunrise Bank of Albuquerque and its assets for the purpose of the reorganization or liquidation through receivership if certain findings of the New Mexico FID were not corrected by December 20, 2012.  In the event that such a reorganization or liquidation of Sunrise Bank of Albuquerque had taken place, the FDIC would have experienced losses in connection with such failure and such losses could have been assessed against the Corporation's other depository institution subsidiaries.  Such liability would likely have had a material adverse effect on the financial condition of any assessed subsidiary institution and on the Corporation as the common parent.  In February 2013, Capitol provided Sunrise Bank of Albuquerque with a $1 million capital injection to raise the Bank's capital level to 4.00% and thus satisfied the New Mexico FID mandate.  The Bank continues to provide banking services in a normal manner, including maintaining FDIC insurance for its depositors.  However, if the Bank's capital level falls below 4.00% in future quarters, the New Mexico FID may reissue a notice of intent to take possession.

Item 1A. Risk Factors – continued.
Additionally, Capitol's banking subsidiaries have received notice from the FDIC that the FDIC may assess a cross-guaranty liability relating to a failed community bank in Florida which ceased operations in November 2009.  The FDIC alleges that the Florida bank was an affiliated institution of Capitol, although Capitol owned no securities of that bank or otherwise controlled the failed institution.  At the time the Florida bank ceased operations, the FDIC estimated the aggregate loss to the FDIC Bank Insurance Fund to be $23.6 million.  Previously, the FDIC had until November 2011, two years from the date of such notice, to determine whether to assess that potential cross-guaranty liability, if any.  In November 2011, the FDIC and Capitol's affiliate banks entered into a mutual tolling agreement which extends the ability of the FDIC to impose the cross-guaranty liability, as well as extends the statute of limitations for the banks to take action against the FDIC for two additional years, ending in November 2013.

Capitol is subject to a written agreement with the Federal Reserve Bank of Chicago which restricts Capitol's ability to take certain actions.  Noncompliance with the written agreement could have a material impact on Capitol.

In September 2009, Capitol and its second-tier bank holding companies entered into a written agreement with the Federal Reserve Bank of Chicago (the "Reserve Bank") under which Capitol agreed to refrain from the following actions without the prior written consent of the Reserve Bank: (i) declare or pay dividends; (ii) receive dividends or any other form of payment representing a reduction in capital from Michigan Commerce Bank or from any of Capitol's subsidiary institutions that is subject to any restriction by the institution's federal or state regulator that limits the payment of dividends or other intercorporate payments; (iii) make any distributions of interest, principal, or other sums of subordinated debentures or trust preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its own stock, the second-tier bank holding companies, nonbank subsidiaries or any of the banking subsidiaries that are held by shareholders other than Capitol.

Capitol has also agreed to: (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its allowance for loan losses ("ALLL") methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.  While Capitol is working to achieve compliance with that regulatory enforcement action, there is no assurance that it will achieve such compliance.

Most of Capitol's banking affiliates have entered into formal enforcement actions with their primary regulatory agencies. Noncompliance with the enforcement actions could have a material impact on Capitol.

Most of Capitol's banking affiliates have entered into formal enforcement actions with their applicable federal and state bank regulatory agencies in response to elevated levels of nonperforming assets, loan losses and adverse operating results.  Those enforcement actions provide for certain restrictions and other guidelines and/or limitations to be followed by those banking subsidiaries.  Generally, formal enforcement actions require the banks to maintain an adequate ALLL, reduce levels of nonperforming and other classified assets and implement revised budgets and liquidity and capital adequacy projections to improve financial performance.  When a bank enters into a formal regulatory enforcement action, it is generally precluded from meeting the criteria as a "well-capitalized" institution although it may meet or exceed such threshold on a computational basis.  In addition, the banks' capital classification places limitations on some

Item 1A. Risk Factors – continued.
of their activities, such as the permissibility of accepting or renewing brokered deposits, among other things.  Additionally, such banks are subject to higher levels of FDIC insurance assessments.
In addition to the above, the FDIC or the OCC gave notice to all of Capitol's banking subsidiaries in December 2009 that, to mitigate the effects of any possible assessment arising from potential cross-guaranty liability, they should be encouraged to arrange a sale, merger or recapitalization such that Capitol no longer controls the banking subsidiary.  The FDIC's encouragement is consistent with Capitol's previously-announced plans to selectively divest of some of its banking subsidiaries in conjunction with reallocating capital resources to the remaining banking subsidiaries.
Capitol may not be able to raise additional capital without its existing shareholders suffering substantial dilution.  Issuance of additional shares of Capitol's common stock, issuance of other equity securities and other capital management or business strategies that it may pursue could depress the market price of Capitol's common stock.

Capitol believes that it needs to raise additional capital in order to achieve sufficient regulatory capital levels.  Capitol's ability to raise additional capital depends on conditions in its private and public capital markets, as well as economic conditions and a number of other factors, most of which are outside Capitol's control, and on Capitol's financial performance.  Accordingly, there can be no assurance that Capitol or its banking subsidiaries can raise additional capital or do so on acceptable terms.  If Capitol cannot raise additional capital when and/or as needed, there may be a material adverse effect on its financial condition, results of operations and prospects.
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
Capitol will continue to identify, consider and pursue additional capital management strategies in the future to improve its capital position.  Future issuances of Capitol's equity securities as part of its plan of reorganization, including common stock, in any transaction that it may pursue may dilute or completely dissolve the interests of Capitol's existing shareholders.  Capitol may issue equity securities (including convertible securities, preferred securities, and stock options and warrants on its common or preferred stock) in the future for a number of reasons, including to finance Capitol's operations and business strategy, to adjust its ratios of debt to equity, to address regulatory capital concerns, to restructure currently outstanding debt or equity securities or to satisfy its obligations upon the exercise of outstanding stock options or warrants.  Capitol may issue equity securities in transactions that generate cash proceeds, transactions that help improve regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or equity capital only and do not generate or preserve cash.  Capitol cannot predict the effect that these transactions would have on the market price of its common stock.  In addition, if Capitol issues additional equity securities, including stock options, warrants, preferred stock or convertible securities, such newly-issued securities could cause significant dilution to the holders of its common stock.
Capitol's common stock is subordinate to its existing and future indebtedness and its outstanding Series A preferred stock, and effectively subordinated to all the indebtedness and other claims against its banking subsidiaries.
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

Item 1A. Risk Factors – continued.

In addition, Capitol's right to participate in any distribution of assets of any of its banking subsidiaries upon any such bank's liquidation or otherwise, and the ability of holders of Capitol's common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of such bank, as well as any prior claims of holders of its preferred securities.  As a result, holders of Capitol's common stock are structurally subordinated to all existing and future liabilities and obligations of each of its banking subsidiaries, as well as any prior claims of holders of its preferred securities.

Capitol may not successfully accomplish its efforts to return to profitability.
Capitol is executing a plan to return to profitability by restructuring its operations and balance sheet.  In addition, Capitol has sold several banking subsidiaries and related bank locations and has definitive agreements for additional sales of such banking subsidiaries and/or locations to help achieve its priorities.  However, it is unlikely that these transactions may result in a return to profitability or permit Capitol to reach its regulatory capital targets.
Compliance with the Dodd-Frank Act may adversely impact Capitol's operating results.
In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Act.  Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several future years, making it difficult to anticipate the overall financial impact to Capitol, its banking subsidiaries or the banking industry.  This law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

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

•
Requires bank holding companies to be "well-capitalized" and well-managed in order to engage in expanded financial activities permissible for financial holding companies and to acquire banks located outside their home state;

•
Broadens the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, which generally is expected to result in an increase in the level of assessments;

•	Increased FDIC deposit insurance to $250,000 and provided unlimited FDIC deposit insurance through December 31, 2012 for noninterest-bearing deposits at all insured depository institutions;
•
Permits national banks and insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if the national bank or insured state bank were chartered by such state;

•	Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and
•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Item 1A. Risk Factors – continued.

Capitol's management is continuing to review the provisions of the Dodd-Frank Act and assess its probable impact on the business, financial condition and results of operations of Capitol and its banking subsidiaries.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require Capitol to seek other sources of capital in the future.

The expiration of the Dodd-Frank Deposit Insurance Provision may have a material impact on deposits and the Corporation's funding capabilities.

The FDIC's transaction account guarantee program providing for unlimited insurance on noninterest-bearing demand deposit accounts, which was extended as part of the Dodd-Frank Deposit Insurance Provision, had been in place since 2008 and expired on December 31, 2012.  As a result of the expiration of this program, Capitol's banks could experience an outflow of deposits which may impact their funding capabilities and potentially result in an increase in the cost of funds further impairing Capitol's results of operations.

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

In addition, Capitol's common stock is subordinate to the claims of its creditors, trust preferred securities and its preferred stock currently outstanding, as well as any of which may be issued by Capitol in the future.

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

Capitol has issued debentures to certain of its subsidiaries that are Delaware business trusts which, in turn, issued publicly-placed preferred securities to purchase those debentures in conjunction with offerings of trust preferred securities.  Capitol also has additional trust preferred securities which were privately placed.  Capitol has guaranteed the preferred securities.  The documents governing these securities, including the indenture under which the debentures were issued, restrict Capitol's ability and/or right to pay a dividend on its common stock under certain circumstances and give the holders of the preferred securities preference on liquidation over the holders of Capitol's common stock.

In the event of any liquidation, dissolution or winding-up of Capitol, its common stock would rank after all debt and creditor claims against Capitol, the claims with respect to the debentures and the guarantee of the preferred securities of certain related subsidiaries, and other senior equity securities, if any.  As a result, holders of Capitol's common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding-up of Capitol until all of its obligations to its debt holders have been satisfied and holders of senior equity securities have received any payment or distribution due to them.

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
Capitol's ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if it experiences an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").  An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by "five percent shareholders" increases by more than fifty percentage points over a rolling three-year period ending on the transaction date.  A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain recognized built-in losses equal to the value of the stock of the corporation immediately before the "ownership change," multiplied by the long-term tax-exempt rate (subject to certain adjustments).  The annual limitation is increased each year to the extent that there is an unused limitation in a prior year.  Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-ownership-change losses and certain post-change recognized built-in losses that may be utilized.  Pre-ownership-change losses and certain recognized built-in losses in excess of the cap are effectively unable to be used to reduce future taxable income.  In certain circumstances, issuances or sales of common stock (including any common stock issuances or debt-for-equity exchanges and certain transactions involving common stock that are outside of Capitol's control) could result in an "ownership change" under Section 382.

While Capitol may, under certain circumstances, be able to utilize certain tax strategies (including a "tax preservation" rights plan) to protect against an "ownership change", if an "ownership change" under Section 382 were to occur, the value of its net operating losses and a portion of the net unrealized built-in losses will be impaired.  Because a valuation allowance currently exists for substantially the full amount of Capitol's deferred tax assets, no additional charge to earnings would result.  However, an "ownership change", as defined above, could adversely impact Capitol's ability to recognize Tier 1 capital from the potential future release of its valuation allowance.  Currently, there are no material amounts of deferred tax assets includable in Capitol's regulatory capital measurements.

The transferability of Capitol's common shares is limited as a result of the Tax Benefits Preservation Plan.

In order to reduce the likelihood that future transactions in its common shares will result in an ownership change, on July 11, 2011, Capitol adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 5.0% or more of its common shares.

The Tax Benefits Preservation Plan has the effect of limiting transferability of Capitol's common shares because it may make it more difficult and more expensive to acquire Capitol's common shares under the circumstances described above.  A shareholder's ability to dispose of Capitol's common shares is therefore limited by reducing the class of potential acquirers for such common shares.

Problems encountered by financial institutions larger than or similar in size to Capitol could adversely affect financial markets generally and have indirect adverse effects on Capitol.
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

Item 1A. Risk Factors – continued.

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

Capitol's banking subsidiaries make various types of loans, including commercial, consumer, residential mortgage and construction loans.  Capitol's strategy emphasizes lending to small businesses and other commercial enterprises. Capitol typically relies upon commercial real estate as a source of collateral for many of its banking subsidiaries' loans.  Recently, regulatory agencies have expressed concern over banks with large concentrations in commercial real estate due to the recent downturn in the real estate markets in certain areas of the country, leading to increased risk of credit loss, incurred losses and extended sale periods.  Typically, the success of a small or medium-sized business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business.  In addition, small and medium-sized businesses frequently have smaller market-share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower's ability to repay a loan.  In recent years, due to borrower performance difficulties and adverse real estate market conditions, levels of nonperforming loans, foreclosures and loan losses increased significantly at Capitol, resulting from the severe recessionary environment.  Although current trends indicate a decline in these levels, substantial further credit losses could cause shareholders to lose their investment in Capitol's securities.

Actions by the Open Market Committee of the Federal Reserve Board ("FRBOMC") may adversely affect Capitol's net interest income.

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

In 2008, the FRBOMC decreased interest rates to near zero and such interest rates have continued throughout 2009, 2010, 2011 and 2012.  The FRB also indicated the intent to hold interest rates at or near zero for at least another year, through 2013.  Future stability of interest rates and FRBOMC policy, which impact such rates, are uncertain.

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

Capitol's banking subsidiaries use an enterprise-wide loan policy which provides for loan-to-value guidelines when loans are originated.  In today's difficult real estate economy in many parts of the country, falling property values and significant foreclosure activity of both residential and commercial real estate property caused significant loan losses at many financial institutions.  Further, although most residential mortgage loans have been originated and sold to third parties, if it is subsequently determined that such loans were originated with any element of alleged fraud, such as exaggerated borrower income or assets, for example, the originating institution may be liable for any losses relating to such loans and may have to repurchase those loans.  The potential for additional loan losses from valuation issues or fraud is unknown.  Fraud risks are particularly difficult to identify and quantify, especially when the duration of the risk is the same as the term of the loan, often as long as 30 years or more.  Occurrences of fraud are often more prevalent during an economic downturn or recession.  Potential losses from valuation issues or occurrences of fraud could significantly exceed allowances for loan losses, adversely affecting Capitol's results of operations.

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

Capitol's banking subsidiaries have independent boards of directors and management teams.  This decentralized structure gives the banks control over the day-to-day management of their institution, including credit decisions, the selection of personnel, the pricing of loans and deposits, marketing decisions and the strategy in handling problem loans.  This decentralized structure may impact Capitol's ability to uniformly implement corporate or enterprise-wide strategy at the bank level.  It may slow Capitol's ability to react to changes in strategic direction due to outside factors such as rate changes and changing economic conditions.  This structure may also cause additional management time to be spent on internal issues and could negatively impact the growth and profitability of the banks individually as well as the holding company.

New accounting or tax pronouncements may be issued by the accounting standard-setters, regulatory agencies or other government bodies which could change existing accounting methods.  Changes in accounting methods could negatively impact Capitol's results of operations and financial condition.

Current accounting and tax rules, standards and policies influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards and policies are constantly evolving and may change significantly over time.  Events that may not have a direct impact on Capitol, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board (the "FASB"), the SEC, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards and policies.  New accounting pronouncements under the FASB Accounting Standards Codification have occurred and may occur in the future.  A change in accounting standards may adversely affect Capitol's reported financial condition and results of operations.

Item 1A. Risk Factors – continued.

The financial services market is undergoing rapid technological changes, and Capitol may be unable to effectively compete or may experience heightened cyber security risks as a result of these changes.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and may enable Capitol to reduce costs.  Capitol's future success may depend, in part, on its ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in its operations.  Some of Capitol's competitors have substantially greater resources to invest in technological improvements.  Capitol may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.  As a result, the ability to effectively compete to retain or acquire new business may be impaired, and Capitol's business, financial condition or results of operations, may be adversely affected.

Capitol's bank affiliates are under continuous threat of loss due to cyber attacks, especially as they continue to expand customer capabilities to utilize internet and other remote channels to transact business.  Two of the most significant cyber attack risks are e-fraud and loss of sensitive customer data.  Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or the banks' accounts.  The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but could present significant reputational, legal and/or regulatory costs if successful.  The risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, plans to continue to provide internet banking and mobile banking channels, and plans to develop additional remote connectivity solutions to serve customers.

Capitol is subject to a variety of operational risks, including reputational risk, legal risk and regulatory and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect its business and results of operations.

Capitol is exposed to many types of operational risks, including reputational risk, legal risk and regulatory and compliance risk, the risk of fraud or theft by employees or outsiders, including unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.  Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect Capitol's ability to attract and keep customers and can expose it to litigation and regulatory action.  Actual or alleged conduct by Capitol or any of its bank affiliates can result in negative public opinion about its business.

Capitol's business involves storing and processing sensitive consumer and business customer data.  If personal, non-public, confidential or proprietary information of customers in its possession were to be mishandled or misused, Capitol and its affiliates could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.  Furthermore, a cybersecurity breach could result in theft of such data.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified.  The necessary dependence upon automated systems to record and process transactions and the large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  Capitol may also be subject to disruptions of its operating systems arising from events that are wholly or partially

Item 1A. Risk Factors – continued.

beyond its control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability.  Capitol is further exposed to the risk that external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as Capitol is) and to the risk that Capitol's (or its vendors') business continuity and data security systems prove to be inadequate.  The occurrence of any of these risks could result in a diminished ability of Capitol to operate its business (for example, by requiring Capitol to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect its business, financial condition or results of operations, perhaps materially.

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

A significant portion of the loan portfolios of Capitol's banking subsidiaries are secured by real property.  During the ordinary course of business, Capitol's banking subsidiaries may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on those properties.  If hazardous or toxic substances are found, Capitol's banking subsidiaries may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require Capitol's banking subsidiaries to incur substantial expenses and may materially reduce the affected property's value or limit its banking subsidiaries' ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Capitol's banking subsidiaries' exposure to environmental liability.  Although Capitol's banking subsidiaries have policies and procedures to require an environmental review before initiating any foreclosure action on real property, those reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.

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

As of December 31, 2012, Capitol's banking subsidiaries had investments in several Federal Home Loan Banks approximating $10.5 million.  Such investments are restricted securities which may be redeemed only by the issuer.  Future redemption of the securities is subject to the issuers' liquidity and capital adequacy which are, in part, dependent upon valuation of the issuers' significant mortgage-backed securities portfolios.

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

Capitol has currently entered into agreements to sell banking subsidiaries, and is pursuing additional divestiture opportunities in an effort to improve the capital position of its remaining banks, which if not completed may have an adverse impact on capital levels.

During 2009, Capitol announced plans to pursue divestiture of some of its banking subsidiaries (or those which are banking subsidiaries of Capitol's bank-development subsidiaries) on a selective basis for the purpose of reallocating capital to enhance the capital position of its retained banking subsidiaries.  Capitol and/or its bank-development subsidiaries have entered into definitive agreements to sell its interests (or controlling interests held by bank-development subsidiaries) in the following banking subsidiaries in 2013: Bank of Maumee and Capitol National Bank.

In 2012, Capitol sold its ownership in Bank of Michigan, First Carolina State Bank, High Desert Bank and Mountain View Bank of Commerce.  Additionally, in 2011, Capitol sold its ownership in Bank of Feather River, Bank of Fort Bend, Bank of Las Colinas, Bank of the Northwest, Bank of Tucson – main office, Community Bank of Rowan, Evansville Commerce Bank and Sunrise Bank, and in 2010, Capitol sold its ownership in Adams Dairy Bank, Bank of Belleville, Bank of San Francisco, Community Bank of Lincoln, Fort Collins Commerce Bank, Larimer Bank of Commerce, Loveland Bank of Commerce, Napa Community Bank, Ohio Commerce Bank, Southern Arizona Community Bank and USNY Bank.  The remaining pending bank sales are subject to regulatory approval and other contingencies for which there is the risk that the timing of the sales is extended beyond what is currently anticipated or that they could fail to obtain regulatory approval.

[The remainder of this page intentionally left blank]

Item 1A. Risk Factors – continued.

Risks Related to Implementing the Joint Plan of Reorganization

The restructuring transactions that will be effectuated under the Joint Plan of Reorganization (the "Joint Plan of Reorganization") involve a high degree of risk and uncertainty.  The reader should carefully consider the risks and uncertainties described below, as well as the other information appearing elsewhere in this Annual Report on Form 10-K before making a decision whether to invest in Capitol.  References in these Risk Factors to the "Plan of Reorganization" are references to Capitol Bancorp Ltd. and Financial Commerce Corporation's Plan of Reorganization under Chapter 11 of the Bankruptcy Code as such plan is described in the Confidential Out-of-Court Exchange Offering Memorandum and Solicitation of Consents and Disclosure Statement and Solicitation of Votes Related to an In-Court Standby Prepackaged Joint Plan of Reorganization of Capitol and Financial Commerce Corporation relating to offers to exchange certain outstanding senior notes and trust preferred securities and solicitation to the holders of Capitol's senior notes, trust preferred securities, Series A preferred stock and common stock to accept a prepackaged Joint Plan of Reorganization, June 22, 2012 (the "Offering Memorandum and Disclosure Statement") and supplement pursuant to the Supplement No. 1 to the Offering Memorandum and Disclosure Statement dated July 6, 2012 (the "Supplement").  The terms used in these Risk Factors without definition shall have the meanings ascribed to them in the Offering Memorandum and Disclosure Statement and the Supplement.

The commencement of the Chapter 11 Cases with the Court for the purpose of implementing the Joint Plan of Reorganization may result in a number of adverse consequences.

The Debtors (Capitol and Financial Commerce Corporation) may seek to amend, waive, modify or withdraw the Joint Plan of Reorganization at any time prior to the Confirmation Date.
Upon filing of the Joint Plan of Reorganization, the Debtors reserved the right, prior to its confirmation or substantial consummation thereof, subject to the provisions of section 1127 of the Bankruptcy Code and rule 3019 of Federal Rules of Bankruptcy Procedure (the "Bankruptcy Rules"), and, after confirmation, subject to the terms of the Joint Plan of Reorganization, to amend the terms of the Joint Plan of Reorganization or waive any conditions thereto, if and to the extent such amendments or waivers are necessary or desirable to consummate the Joint Plan of Reorganization. The potential impact of any such amendment or waiver on the holders of claims and equity security interests cannot presently be foreseen, but may include a change in the economic impact of the Joint Plan of Reorganization on some or all of the classes or a change in the relative rights of such classes.  All holders of claims and equity security interests will receive notice of such amendments or waivers as required by applicable law and the Court.  If, after receiving sufficient acceptances, but prior to confirmation of the Joint Plan of Reorganization, the Debtors seek to modify the Joint Plan of Reorganization, the previously solicited acceptances will be valid only if (i) all classes of adversely affected creditors and equity security holders accept the modification in writing, or (ii) the Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders of accepting claims and equity security interests.

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

Item 1A. Risk Factors – continued.

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

Section 1122 of the Bankruptcy Code provides that a plan of reorganization may place a claim or an equity security interest in a particular class only if such claim or equity security interest is substantially similar to the other claims or equity security interests of such class.  The Debtors believe that the classification of claims and equity security interests under the Joint Plan of Reorganization complies with the requirements set forth in the Bankruptcy Code.  However, a claim or equity security holder could challenge the classification.  In such an event, the cost of the Joint Plan of Reorganization and the time needed to confirm the Joint Plan of Reorganization could increase and the Court may not agree with the Debtors' classification of claims and equity security interests.  If the Court concludes that the classification of claims and equity interests under the Joint Plan of Reorganization does not comply with the requirements of the Bankruptcy Code, the Debtors may need to modify the Joint Plan of Reorganization.  Such modification could require a re-solicitation of votes on the Joint Plan of Reorganization.  If the Court determined that the Debtors' classification of claims and equity security interests was not appropriate or if the Court determined that the different treatment provided to claims or equity security holders was unfair or inappropriate, the Joint Plan of Reorganization might not be confirmed.  If this occurs, the amended plan of reorganization that would ultimately be confirmed may be less attractive to certain classes of the Debtors' claims and equity security holders than the Joint Plan of Reorganization.
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

Item 1A. Risk Factors – continued.

If the Court were to find any material deficiencies, the Debtors could be required to restart the process of filing another plan of reorganization and disclosure statement, seeking Court approval of a disclosure statement, soliciting votes from classes of debt and equity security holders, and seeking Court confirmation of the plan of reorganization.  If this occurs, confirmation of the Joint Plan of Reorganization would be delayed and possibly jeopardized.  Additionally, should the Joint Plan of Reorganization fail to be approved, confirmed, or consummated, the Debtors' creditors and others with an equity security interest may be in a position to propose alternative plans of reorganization.  Any such failure to confirm the Joint Plan of Reorganization would likely entail significantly greater risk of delay, expense and uncertainty, which would likely have a material adverse effect upon the Debtors' businesses and financial condition.

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
The occurrence of one or more of these events could have a material and adverse effect on the financial condition, operations and prospects of Capitol and the value of its stock, senior notes and/or trust preferred securities.
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

Item 1A. Risk Factors – continued.

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

Certain office locations are leased from related parties.  Rent expense, including rent expense under leases with related parties, is incorporated by reference from Page F-89, Financial Information Section of Annual Report, under the caption "Note G—Premises and Equipment" and under the caption "Certain Relationships and Related Transactions, and Director Independence" of Item 13 of this Form 10-K.

Management believes Capitol's and its banking subsidiaries' offices to be in good and adequate condition and adequately covered by insurance.

Item 3. Legal Proceedings.

As of December 31, 2012, there were no material pending legal proceedings to which Capitol or its subsidiaries was a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of Capitol.

On August 9, 2012, Capitol and FCC (the "Debtors") filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Michigan (the "Bankruptcy Court").  The Debtors remained in possession of their assets and properties, and continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

G3 Properties, LLC, et al. v Capitol Bancorp Ltd. et al., Ingham Circuit Case No. 11-39-CZ
Plaintiffs, investors in Capitol Development Bancorp Limited VIII ("CDBL VIII", a subsidiary of Capitol), sued Capitol.  Plaintiffs allege that certain transactions between CDBL VIII and Capitol were improper.  Capitol refutes that allegation.  Discovery will commence soon on this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

[The remainder of this page intentionally left blank]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information:
Incorporated by reference from Pages F-3 – F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock," Page F-6 under the caption "Shareholder Information" and Pages F-93 – F-95 under the caption "Note L—Stockholders' Equity and Stock-Based Compensation."

Holders:
Incorporated by reference from the second paragraph on Page F-4, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

Dividends:
Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Quarterly Results of Operations (unaudited)" and subcaption "Cash dividends paid per share," the first paragraph on Page F-4, Financial Information Section of Annual Report under the caption "Information Regarding Capitol's Common Stock" and Pages F-108 – F-110, Financial Information Section of Annual Report, under the caption "Note S—Capital Requirements and Related Regulatory Matters."

Securities Authorized for Issuance Under Equity Compensation Plan:
See Page 61, "Equity Compensation Plan Information" in Part III of this Form 10-K, for a summary of information regarding Capitol's equity compensation plan in effect as of December 31, 2012.

Performance Graph:
Incorporated by reference from Page F-3, Financial Information Section of Annual Report, under the caption "Information Regarding Capitol's Common Stock."

Prior grants of 2,454 and 3,368 restricted shares of Capitol's common stock to Joseph D. Reid, Capitol's Chairman and CEO, pursuant to the terms of the Capitol Bancorp Ltd. Management Incentive Plan, became vested on February 6, 2012 and August 7, 2012, respectively.  The shares were not originally registered under the Securities Act of 1933, but a subsequent S-8 filing registered the shares at a later date.

(b)            Not applicable.

(c)            There were no purchases of equity securities by the issuer or affiliated purchasers in the fourth quarter of 2012.

Item 6. Selected Financial Data.

Incorporated by reference from Page F-2, Financial Information Section of Annual Report, under the caption "Selected Consolidated Financial Data" under the column heading "As of and for the Year Ended December 31, 2012, 2011, 2010, 2009 and 2008."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from Pages F-10 – F-51Financial Information Section of Annual Report, under the caption "Management's Discussion and Analysis of Capitol's Business, Financial Condition and Results of Operations" and Pages F-6 – F-9, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from Pages F-43 – F-47, Financial Information Section of Annual Report, under the caption "Trends Affecting Operations" and Pages F-6 – F-9, Financial Information Section of Annual Report, under the caption "Cautions Regarding Forward-Looking Statements."

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

Capitol maintains disclosure controls and procedures designed to ensure that the information Capitol must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  Capitol's Chief Executive Officer and Director of Corporate Accounting have reviewed and evaluated Capitol's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report (the "Evaluation Date").  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, Capitol's disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting:

Incorporated by reference from Page F-52, Financial Information Section of Annual Report.

Attestation Report of the Registered Public Accounting Firm:

Not applicable.

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
Capitol's amended and restated bylaws establish that the number of directors shall not be less than five nor more than twenty-five.  Currently, Capitol's board of directors has set the number of directors at twelve.  The bylaws provide that its board of directors be split into three classes: Class I, Class II and Class III.  Each of the Classes currently has four directors.
The following table sets forth the members of each class of the board of directors of Capitol and information furnished by them regarding their age and principal occupation for at least the past five years, as of March 1, 2013.  Except as otherwise disclosed in the biographical information, no director or executive officer is related to any other director or executive officer by blood, marriage or adoption.

Class III Directors with Terms Expiring in 2013

Joseph D. Reid
Mr. Reid is the chairman, chief executive officer and founder of Capitol. Mr. Reid also serves as the chairman of Michigan Commerce Bank, an affiliate of Capitol.  He has served as a director of Capitol and/or its first bank affiliate since inception in 1982.  Mr. Reid is 70 years of age.

James C. Epolito
Mr. Epolito currently serves as managing director of Health Management Associates.  He previously served as president of Delta Dental of Michigan from April 2009 until January 2010, and as president and chief executive officer of the Michigan Economic Development Corporation from 2005 to 2009.  Mr. Epolito was elected to Capitol's board in 1999 and is 58 years of age.

Kathleen A. Gaskin
Ms. Gaskin is a retired real estate associate broker.  She was with the firm of Tomie Raines, Inc. from 1992 to 2009, and was a realtor and associate broker from 1968 to 2009.  Ms. Gaskin has been a member of the board of directors of Capitol and/or its first bank affiliate since 1982 as a founding director.  Ms. Gaskin is 71 years of age.

Michael L. Kasten
Mr. Kasten is a vice chairman of Capitol's board of directors.  He is managing partner of Kasten Investments, L.L.C.  He was formerly a director, chairman and/or vice chairman of several of Capitol's affiliates.  Mr. Kasten is 67 years of age and has served as a director since 1990.

Class I Directors with Terms Expiring in 2014

Lyle W. Miller
Mr. Miller is a vice chairman of Capitol's board of directors.  He is president of L.W. Miller Holding Company. Mr. Miller is 69 years of age and has served as a founding director of Capitol and/or its first bank affiliate since 1982.  Mr. Miller formerly served as a member of the board of directors of Amera Mortgage Corporation.

Lewis D. Johns
Mr. Johns is the president of Mid-Michigan Investment Company.  He has served on the board of directors of Capitol and/or Capitol's first bank affiliate since 1982 as a founding director and is 69 years of age.

Calvin D. Meeusen, CPA
Mr. Meeusen is a certified public accountant.  He served as a member of the board of directors of Grand Haven Bank and Kent Commerce Bank, which merged with certain other affiliates of Capitol in 2009.  Mr. Meeusen currently serves as a member of the board of directors of the merged entity, which was renamed Michigan Commerce Bank following the merger.  He has served as a member of the board of directors of Capitol since January 2011 and is 69 years of age.

Cristin K. Reid
Ms. Reid is the corporate president of Capitol.  She was previously chief operating officer, chief administrative officer, executive vice president, general counsel and has served in other various executive capacities at Capitol since 1997.  Ms. Reid was appointed to Capitol's board of directors in 2001.  She formerly served on the boards of the following affiliates of Capitol: Camelback Community Bank, which was merged with and into Sunrise Bank of Arizona; and Portage Commerce Bank and Ann Arbor Commerce Bank, which were both affiliates of Capitol until they were merged with and into Michigan Commerce Bank in 2009.  She is currently chairman of Capitol's affiliate Capitol National Bank, and the chairman and chief executive officer of Capitol Development Bancorp Limited III, IV, V, VI, VII and VIII.  Ms. Reid is 44 years of age, a daughter of Joseph D. Reid and wife of Brian K. English, Capitol's general counsel.

Class II Directors with Terms Expiring in 2015

Gary A. Falkenberg, D.O.
Dr. Falkenberg is a retired doctor of osteopathic medicine.  He currently serves as director of medical education for St. Joseph Mercy Hospital Residency Programs.  Dr. Falkenberg was a founding director of Capitol and has served as a director of Capitol and/or its first bank affiliate since 1982.  Dr. Falkenberg is 74 years of age.

Joel I. Ferguson
Mr. Ferguson is chairman of Ferguson Development, L.L.C. and a director of Maxco, Inc.  Mr. Ferguson joined the board of directors of Capitol and/or its first bank affiliate in 1982 as a founding director.  Mr. Ferguson is 74 years of age.

Steven L. Maas
Mr. Maas is co-owner of River Valley Title, L.L.C. and an attorney.  He is also president and treasurer of Maas Asset Management, Inc. and a member of T & S Maas Investment Group, L.L.C.  He formerly served as a member of the board of directors of Grand Haven Bank and Portage Commerce Bank, which were affiliates of Capitol that were merged with and into Michigan Commerce Bank in 2009.  Mr. Maas also serves on the board of directors of Access BIDCO, L.L.C., of which some of Capitol's banking subsidiaries own a membership interest.  Mr. Maas was elected to the board of Capitol in 2009 and is 54 years of age.

David O'Leary
Mr. O'Leary is the secretary of Capitol.  He is chairman of O'Leary Paint Company.  Mr. O'Leary was a founding director of Capitol and has served as a director of Capitol and/or its first bank affiliate since 1982 and is 82 years of age.

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

Audit Committee

Capitol's bylaws, as amended and restated, provide that its board of directors may delegate responsibility to committees.  During 2012, Capitol's board of directors had a separately designated standing Audit Committee.  Following is a list of the membership of the Audit Committee, as well as its primary functions:

Audit Committee [1]		Primary Functions

Steven L. Maas David L. Becker[2] Gary A. Falkenberg, D.O. Calvin D. Meeusen, CPA[3]	•	Review the qualifications, independence and performance of Capitol's independent registered public accounting firm (its independent auditors) and appoint the independent auditors;
	•	Review general policies and procedures with respect to accounting and financial matters and internal controls;
	•	Review and approve the cost and types of audit and non-audit services performed by the independent auditors;
	•	Meet with independent auditors not less than once a year without Capitol's personnel to discuss internal controls, accuracy and completeness of the financial statements and other related matters;
	•	Review the scope and budget of the audits of Capitol's consolidated financial statements;
	•	Notify the board of major problems or deficiencies discovered; and
	•	Review and reassess the adequacy of its charter annually and recommend any proposed changes to the board for approval.

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

2.	Mr. Becker resigned from the board of directors in April 2012.
3.
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

When considering whether directors and nominees have the experience, qualifications and skills to enable the board to satisfy its oversight responsibilities effectively and provide the board with experience in a wide variety of areas, the Nominating and Governance Committee focused primarily on the information discussed in each director's individual biographies set forth on pages 50 through 51 of this Form 10-K.  Set forth below are the conclusions reached by the board with regard to its directors.

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

Experience in the financial industry is exhibited by Messrs. Epolito, Ferguson, Kasten, Meeusen, Miller and Reid and Ms. Reid.  Mr. Epolito has significant business experience in the insurance industry, and Mr. Ferguson formerly served on the board of directors of Freddie Mac.  Mr. Kasten has over 20 years experience on the boards of directors of various affiliate banks of Capitol, several of which he served as chairman, and Mr. Meeusen also has over 15 years experience on the boards of directors of various affiliate banks.  Mr. Miller has experience in the financial services industry, with 10 years experience in various areas of banking.  Mr. Reid served as a member of the board of directors of Fincor Holdings, Inc. and Access BIDCO, L.L.C., and Ms. Reid previously served as an officer and director of Access BIDCO, L.L.C., in which some of Capitol's banking subsidiaries have an ownership interest.

Capitol's board of directors also considered the service on various bank affiliates' boards and committees with regard to Messrs. Ferguson, Johns, Kasten, Maas, Meeusen, O'Leary and Reid and Ms. Reid, many of whom served as founding members and chairmen.  Their extensive knowledge of banking matters is integral to an understanding of the role of community banks.

The board of directors considered the strong entrepreneurial background brought by Messrs. Epolito, Kasten, Maas, Meeusen, Miller and O'Leary from the operation of their respective business enterprises as such expertise is valuable to Capitol's structure and operations.  Mr. Epolito has experience in the areas of employee compensation and management processes and evaluation.  Mr. Ferguson has experience as the founder, president and chief executive officer of two FCC licensed television stations.  The board considered the management experience that Mr. Maas has through the operation of his asset management firm and several other enterprises.  The board considered the business leadership experience of Mr. O'Leary, who has spent over 50 years as a corporate officer of a successful paint company, in addition to his years of service as corporate secretary and a director of Capitol.

With regard to Dr. Falkenberg, the board considered his experience in the establishment and operation of a medical professional corporation for 37 years, the founding and operation of a medical imaging company and establishment of a medical residency teaching program, in addition to extensive compliance and audit responsibilities in those roles.

The board considered the extensive legal background of Mr. Maas and Ms. Reid.  Additionally, Mr. Reid has significant legal expertise, with over 20 years served as an attorney prior to forming Capitol.

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

Mr. Epolito has experience in the area of information technology, and Mr. Ferguson provides experience on government relationships.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules and regulations promulgated by the SEC require periodic reporting of the beneficial ownership of and transactions involving Capitol's securities relating to directors, officers and beneficial owners of 10% or more of Capitol's securities.  Under those rules and regulations, it is required that certain acquisitions and divestitures of Capitol's securities be disclosed via reports filed within prescribed time limits.  Based on Capitol's review of filings made during the year ended December 31, 2012, there was one transaction completed which was not reported timely pursuant to the filing requirements.

The transaction, which was not timely reported, occurred in connection with the withholding of shares relating to the vesting of restricted stock for Mr. Reid in August 2012.  The withholding resulted in a disposition of 1,038 shares.

[The remainder of this page intentionally left blank]

Director Compensation

The following table sets forth compensation paid to Capitol's nonemployee directors in 2012.  Directors who are employees receive no additional compensation for serving on the board or its committees and are omitted from this table.

Nonemployee Director Compensation in 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Paul R. Ballard(1)	$1,250	—	$-0-	(3)	--		$1,250
David L. Becker	--	—	-0-		--		—
Michael J. Devine	66,667	—	-0-		--		66,667
James C. Epolito	--	—	-0-	(4)	--		—
Gary A. Falkenberg	--	—	-0-	(5)	--		—
Joel I. Ferguson	1,000	—	-0-	(6)	--		1,000
Kathleen A. Gaskin	--	—	-0-	(7)	--		—
H. Nicholas Genova	1,000	—	-0-	(8)	--		1,000
Lewis D. Johns	--	—	-0-	(9)	--		—
Michael L. Kasten(2)	7,000	—	-0-	(10)	$5,000		12,000
Steven L. Maas	--	—	-0-	(11)	--		—
Calvin D. Meeusen(1)	29,000	—	-0-		--		29,000
Lyle W. Miller	1,000	—	-0-	(12)	--		1,000
Myrl D. Nofziger(1)	4,800	—	-0-	(13)	--		4,800
David O'Leary	3,000	—	-0-	(14)	--		3,000
Ronald K. Sable	--	—	-0-		5,000	(15)	5,000

(1)	Compensation in 2012 included board fees for service on the boards of directors of affiliate(s) of Capitol in 2012.
(2)	Mr. Kasten's compensation in 2012 included fees for service on various boards of directors of affiliates of Capitol in 2012 and an allowance for travel to those board meetings.
(3)	As of December 31, 2012, Mr. Ballard had 20,003 stock options outstanding, all of which are vested.
(4)	As of December 31, 2012, Mr. Epolito had 20,003 stock options outstanding, all of which are vested.
(5)	As of December 31, 2012, Dr. Falkenberg had 20,003 stock options outstanding, all of which are vested.
(6)	As of December 31, 2012, Mr. Ferguson had 20,003 stock options outstanding, all of which are vested.
(7)	As of December 31, 2012, Ms. Gaskin had 20,003 stock options outstanding, all of which are vested.
(8)	As of December 31, 2012, Mr. Genova had 18,963 stock options outstanding, all of which are vested.
(9)	As of December 31, 2012, Mr. Johns had 20,003 stock options outstanding, all of which are vested.
(10)	As of December 31, 2012, Mr. Kasten had 20,003 stock options outstanding, all of which are vested.
(11)	As of December 31, 2012, Mr. Maas had 15,883 stock options outstanding, all of which are vested.
(12)	As of December 31, 2012, Mr. Miller had 20,003 stock options outstanding, all of which are vested.
(13)	As of December 31, 2012, Mr. Nofziger had 18,963 stock options outstanding, all of which are vested.
(14)	As of December 31, 2012, Mr. O'Leary had 20,003 stock options outstanding, all of which are vested.
(15)	Mr. Sable earned $5,000 related to the disposition of the corporation's aircraft.

Cash Compensation

Capitol provides nonemployee directors the following cash compensation:

•	$1,000 for each board or committee meeting attended in person;
•	$500 per board or committee meeting if participating by phone or electronic means;
•	Chairperson for each committee receives $2,000 for each meeting attended in person and $1,000 if participating by phone; and
•	Travel allowance of $500 for in-state board members and $1,500 for out-of-state board members, based on the director's residency.

In 2012, Capitol's directors elected to waive fees for attendance at and travel to board and committee meetings.  Out-of-state directors received reimbursement for travel expenses.

Stock Compensation

•
Stock options with a value of $15,000 are granted annually as a board fee retainer using a Black-Scholes valuation model.  Due to the adverse financial performance and the weakened capital position of Capitol during 2012, the Compensation Committee determined not to award the stock option retainer in 2012.

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

Capitol has adopted a Code of Ethics that applies to its senior financial officers, including its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions.  Capitol's other corporate governance documents, including its Code of Ethics, corporate governance guidelines, charters of committees of the board and other important policies, are available on its website at www.capitolbancorp.com.  Each of these is also available in print to any shareholder, without charge, upon request to the Secretary of Capitol at Capitol Bancorp Center, 200 N. Washington Square, Lansing, MI 48933.  As permitted by SEC rules, Capitol intends to post on its website any amendment to, or waiver from, any provision in the Code of Ethics that applies to its chief executive officer, chief financial officer, controller or persons performing similar functions, and that relates to any element of the standards enumerated in the rules of the SEC.

Executive Officers

Capitol's current executive officers are as follows:

Name	Age	Position with Capitol	Officer Since

Joseph D. Reid	70	Chairman of the Board and CEO	1988
Brian K. English	47	General Counsel	2001
David D. Fortune	53	Chief Credit Officer	2004
Cristin K. Reid	44	Corporate President	1997
Todd C. Surline	54	Chief Administrative Officer	2007
Bruce A. Thomas	55	President of Bank Operations	1998

For more information with respect to Ms. Reid and Mr. Reid, see Class I Directors with Terms Expiring in 2014 and Class III Directors with Terms Expiring in 2013, respectively.

Brian K. English – Mr. English has served in his current capacity as General Counsel since 2001.

David D. Fortune – Mr. Fortune has served as Chief Credit Officer for Capitol since 2004.  Prior to that time, he was Senior Vice President/Credit Administration for Capitol.

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

Item 11.  Executive Compensation.

In the section that follows is information about the compensation earned by or paid in 2012 to the Named Executive Officers, which includes the following individuals:

•	Joseph D. Reid, Chairman and CEO;
•	Cristin K. Reid, Corporate President; and
•	Bruce A. Thomas, President of Bank Operations and Interim President of Michigan Commerce Bank, Capitol's largest bank subsidiary.

Compensation is provided to the Named Executive Officers in the following elements:

•	Base Pay;
•	Annual Incentive Pay;
•	Long-Term Incentive Pay; and
•	Perquisites and Other Personal Benefits.

Overview

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

Annual Incentive Pay

Annual incentive pay is provided to the Named Executive Officers to recognize achievement of financial targets, both on the overall corporate level and the individual level, and is paid in accordance with the quantitative and qualitative terms of the Capitol Bancorp Ltd. Management Incentive Plan (the "MIP") which was approved by Capitol's shareholders at the 2003 Annual Meeting of Shareholders.  No awards for the Named Executive Officers were granted or approved under the MIP in 2012.

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

Due to the adverse financial performance and the weakened capital position of Capitol during 2012, the Compensation Committee determined not to pay Mr. Reid an annual bonus.

Bonus Plan for the Other Named Executive Officers

The remaining Named Executive Officers are eligible to participate in the MIP, the Capitol Bancorp Limited 2011 Equity Incentive Plan and the Capitol Bancorp Limited 2007 Equity Incentive Plan.  No bonuses under the MIP were paid to any Named Executive Officers due to the performance and capital position of Capitol in 2012.

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

As set forth in the Summary Compensation Table, long-term incentives have been awarded to the Named Executive Officers in the form of stock options and restricted stock. The provisions of such grants are determined by the Compensation Committee taking into account a variety of factors, including grants from prior years, external market data, internal equity considerations, performance, overall share usage, shareholder dilution and cost. No stock options or restricted stock grants were awarded to the Named Executive Officers in 2012.

Perquisites and Other Personal Benefits

Capitol does not provide significant perquisites or personal benefits to its executive officers.  The Named Executive Officers are provided with an automobile allowance.  Additionally, Capitol pays the dues and fees associated with country club memberships for the Named Executive Officers.

Capitol has a Retirement Plan which was formed through the merger of its 401(k) plan and Employee Stock Ownership Plan (the "ESOP") in January 2011.  The Retirement Plan includes an employer match as a percentage of employees' contributions to the plan.  In response to the financial performance of Capitol, employer matching contributions were suspended for 2009 and 2010, but were resumed in 2011.

In an effort to retain the long-term services of certain of its executives, Capitol has an executive supplemental income program for some of its executives.  Capitol has entered into an executive supplemental income agreement with one individual listed in the Summary Compensation table, Mr. Thomas.  The agreement calls for the payment to Mr. Thomas or his designated beneficiary of an annual benefit, or lump sum payment at the employee's or beneficiary's election, which is approximately equal to a percentage of his annual base salary, when entered into, for a period up to fifteen years in the event of either the employee's retirement or the death of the employee before attaining retirement age.  In the event of a change of control of Capitol (as defined in the agreements), which is not approved by Capitol's board of directors, the lump sum payment shall immediately become vested and is due and payable.  The benefit liabilities under the agreement are covered by insurance contracts funded by Capitol and/or its subsidiaries.

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

The Compensation Committee is responsible for the review and approval of corporate goals and objectives, relevant to the compensation of Capitol's chief executive officer, to evaluate the performance of the chief executive officer in light of the goals and objectives, and to determine and approve the chief executive officer's compensation levels based on this evaluation.  Additionally, the Compensation Committee reviews compensation levels for members of Capitol's executive management group.  To achieve these goals and objectives, the Compensation Committee expects to maintain compensation plans that create an executive compensation program that is set at competitive levels of comparable public financial services institutions (to the extent comparable entities may be identified) with comparable performance.  The Compensation Committee makes recommendations to the board of directors with respect to compensation plans and equity-based plans and oversees the administration of the compensation, incentive and equity-based benefit plans of Capitol.  The Compensation Committee periodically reviews director and board committee compensation levels and practices, and recommends to the board changes in such compensation levels and practices.

Economic Uncertainty

The economic downturn and its effects on Capitol and the financial system make it difficult for the Compensation Committee to set appropriate enterprise-wide and individual performance criteria for compensation purposes.  Additionally, continued economic volatility, and its effects on Capitol's common stock price, may cause the value of stock options and restricted stock shares or units that Capitol has awarded to its Named Executive Officers to fall below levels that the Compensation Committee deems necessary to provide appropriate performance and retention incentives for such officers.  Accordingly, the Compensation Committee will continue to exercise discretion in determining compensation for Capitol's Named Executive Officers to ensure that Capitol continues to meet its compensation philosophies and objectives.

In light of the volatility in the U.S. financial markets in recent years and general public concern over executive compensation among financial institutions, Capitol took the additional measure of meeting with certain senior officers of Capitol to discuss the risk profile of its total executive compensation program for the Named Executive Officers.  The Compensation Committee concluded that the total compensation program, which balances fixed compensation (base pay and retirement benefits) and various forms of shorter and longer term incentive pay (annual cash bonus and equity compensation), is appropriate and does not encourage the Named Executive Officers to take excessive or unnecessary risks.

2012 Compensation Decisions

Due to the continuing adverse economic conditions and the challenges facing the financial services industry, no base pay increases were approved for the four years ending December 31 2013, and most of Capitol's senior management group agreed to a voluntary 10% salary reduction effective January 2009.  The Compensation Committee reviewed and approved the 2009 salary reduction request.  The calendar years from 2008 through 2012 were extremely challenging for Capitol and the financial services industry, as reflected in the adverse operating performance of Capitol and many other banks across the country, and the extraordinary measures being taken by the federal government to aid companies in the banking industry.  The base pay as approved by the Compensation Committee remained effective as of January 1, 2013.

Equity Compensation Plan Information

The following table summarizes information regarding Capitol's equity compensation plans in effect as of December 31, 2012:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders*	597,286	$9.24	734,495
Equity compensation plans not approved by security holders**	470,000	0.06	4,380,000

Total	1,067,286	$5.20	5,114,495

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

The material features of the Capitol Bancorp Limited 2011 Equity Incentive Plan (the "2011 Incentive Plan") and the Capitol Bancorp Limited 2007 Equity Incentive Plan (the "2007 Incentive Plan") are discussed briefly below.

Capitol Bancorp Limited 2011 Equity Incentive Plan

The 2011 Incentive Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards that may be settled in cash, stock or other property and (vi) other stock-related awards. Each of these is referred to individually as an "Award."  Those who are eligible for Awards under the 2011 Incentive Plan include all employees, directors and consultants who provide services to Capitol and its affiliates.  The total number of shares of Capitol's common stock reserved for issuance under the 2011 Incentive Plan consists of five million (5,000,000) shares.  Additionally, the number of shares available for issuance under the 2011 Incentive Plan will be increased on January 1 of each year for a period of nine years, beginning with January 1, 2012 and ending on January 1, 2020, in an amount equal to five percent (5%) of the total number of shares of Capitol's common stock outstanding on December 31 of the immediately preceding year.  The 2011 Incentive Plan was not approved by shareholders.  Notwithstanding the foregoing, Capitol does intend to submit the 2011 Incentive Plan for shareholder approval if Capitol desires to issue awards that are intended to satisfy the requirements of (A) Section 162 (m) of the Internal Revenue Code of 1986, as amended, regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation paid to covered employees, (B) Section 422 of the Code regarding "incentive stock options," (C) Rule 16b-3 of the Securities Exchange Act of 1934, as amended or (D) the listing standards of any applicable stock exchange rules on which Capitol seeks to list its securities.

Capitol Bancorp Limited 2007 Equity Incentive Plan

The 2007 Incentive Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units and (vi) other stock awards. Each of these is referred to individually as an "Award."  Those who are eligible for Awards under the 2007 Incentive Plan include employees, directors and consultants who provide services to Capitol and its affiliates.  All employees, officers and directors are eligible to be selected by the Administrator of the 2007 Incentive Plan to receive Awards.  Capitol's shareholders have approved up to 350,000 shares of Capitol's common stock for issuance under the 2007 Incentive Plan.  The number of shares available for issuance under the 2007 Incentive Plan will be increased on January 1 of each year, beginning with January 1, 2008, in an amount up to a maximum of two percent (2%) of the outstanding shares on December 31 of the immediately preceding year.

Capitol Bancorp Ltd. Management Incentive Plan

Capitol's Management Incentive Plan (the "MIP") was approved by its shareholders in 2003.  The MIP provides the Compensation Committee the latitude to establish primarily cash-based incentive compensation programs to promote high performance and achievement of corporate goals by officers, encourage the growth of shareholder value and allow officers to participate in the long-term growth and profitability of Capitol.

Under the MIP, the Compensation Committee may elect to issue awards in the form of shares of Capitol's common stock, restricted stock units or cash.  In issuing such shares as awards under the MIP, the Compensation Committee may establish any conditions or restrictions it deems appropriate.

2012 and 2013 Grants

The Compensation Committee did not award any plan-based awards or option grants to the Named Executive Officers in 2012, and has not established guidelines for the grant of plan-based awards for 2013.

[The remainder of this page intentionally left blank]

Summary Compensation

The following table sets forth all compensation paid to the Named Executive Officers:
Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other Compensation ($)	Total ($)

Joseph D. Reid	2012	$ 369,375(3)	—	$ 714(4)	—	—	N/A	$ 36,985 (5)	$ 407,074
Chief Executive Officer and	2011	487,500	—	1,086(4)	—	—	N/A	40,179 (6)	528,765
Chairman	2010	668,125	—	9,561(4)	—	—	N/A	32,652 (7)	710,338

Cristin K. Reid	2012	369,000	—	—	—	—	N/A	18,403 (10)	387,403
Corporate President	2011	369,000	—	300	—	—	N/A	20,021 (11)	389,321
	2010	412,450(8)	—	17,824(9)	—	—	N/A	11,786 (12)	442,060

Bruce A. Thomas	2012	313,650	—	—	—	—	32,323	18,228 (13)	364,201
President of Bank Operations;	2011	313,650	—	300	—	—	29,929	17,160 (14)	361,039
Interim President of Michigan	2010	354,332(8)	—	17,824(9)	—	—	27,712	18,741 (15)	418,609
Commerce Bank, an affiliate

N/A	Not applicable.
(1)	The Named Executive Officers elected to forgo receiving a bonus in 2010, 2011 and 2012 due to the adverse financial performance of Capitol.
(2)
The amounts in these columns reflect the aggregate grant date fair value of stock and option awards during the last three fiscal years computed in accordance with Accounting Standards Codification Topic 718. For a discussion of the assumptions made in the valuation of the restricted stock and option awards reported in these columns, please see Note L of the Notes to Consolidated Financial Statements in the Financial Information section of Capitol's 2012 Annual Report, which is incorporated herein by reference.

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

(5)
Includes a $10,800 automobile allowance, $14,007 for the economic value of a term life insurance policy paid on his behalf, $2,500 contributed to Capitol's Retirement Plan, $8,771 for country club membership dues, fees and assessments and $907 for life/disability premiums paid on his behalf.

(6)
Includes $2,622 in lease payments and insurance for an automobile provided by the company that was used for personal use, $27,600 for the economic value of a split-dollar life insurance policy paid on his behalf, $2,450 contributed to Capitol's 401(k) plan, $6,600 for country club membership dues and $907 for life/disability premiums paid on his behalf.

(7)
Includes $1,166 in lease payments and insurance for an automobile provided by the company that was used for personal use, $23,250 for the economic value of a split dollar life insurance policy paid on his behalf, $7,430 for country club membership dues and $806 for life/disability premiums paid on his behalf.

(8)
The larger amount is solely attributable to 27 payroll periods in the 2010 calendar year, compared to 26 in 2011 and 2012.  Such occurrence occurs approximately every 7 years.  Additionally, $25,000 of deferred income is included in this total.

(9)
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

(10)
Includes a $10,800 automobile allowance, $2,500 contributed to Capitol's Retirement Plan, $4,394 for country club membership dues and assessments and $709 for life/disability premiums paid on her behalf.

(11)	Includes a $10,800 automobile allowance, $2,450 contributed to Capitol's 401(k) plan, $6,062 for country club membership dues and $709 for life/disability premiums paid on her behalf.
(12)	Includes an $11,216 automobile allowance and $570 for life/disability premiums paid on her behalf.
(13)
Includes a $10,800 automobile allowance, $2,500 contributed to Capitol's Retirement Plan, $4,318 for country club membership dues and assessments and $610 for life/disability premiums paid on his behalf.

(14)	Includes a $10,800 automobile allowance, $2,450 contributed to Capitol's 401(k) plan, $3,300 for country club membership dues and $610 for life/disability premiums paid on his behalf.
(15)	Includes an $11,216 automobile allowance, $7,005 for country club membership dues and $520 for life/disability premiums paid on his behalf.

Employment Agreements

Joseph D. Reid

In March 2003, Capitol entered into an employment agreement with Mr. Reid.  The agreement had an initial term of three years, which was set to expire in March 2006.  Pursuant to the terms of the agreement, its employment period is automatically extended for a three-year term on each annual anniversary of the agreement, unless Capitol provides Mr. Reid with notice sixty days prior to such anniversary.  The agreement permits Capitol to give Mr. Reid notice of its intention to stop the automatic renewal, in which case the agreement will expire two years and sixty days from the date of Capitol's notice to him.  Capitol has not provided notice of its intention to stop the automatic renewal in 2012.  Accordingly, the agreement will not expire until at least March 13, 2016.

Capitol is not permitted to reduce Mr. Reid's annual salary at any time during the term of the agreement.  However, Mr. Reid asked for a voluntary reduction in his current compensation of 10% in January 2009, 20% in October 2009, 25% in March 2011, and 33% effective on April 2, 2012.

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

Cristin K. Reid and Bruce A. Thomas

Capitol has employment agreements with each of the current Named Executive Officers.

Capitol entered into employment agreements with Ms. Reid in August 2005 and Mr. Thomas in March 2006.  Ms. Reid and Mr. Thomas asked for a voluntary salary reduction of 10% in January 2009 and the reduction continued until October 2010, at which time Mr. Thomas and Ms. Reid were awarded $25,000 each in deferred compensation to be paid in 2011.  The salary reduction remained in effect for Ms. Reid and Mr. Thomas for 2011, 2012 and to date.  The employment agreements with Ms. Reid and Mr. Thomas provide for a base salary, discretionary bonus, certain fringe benefits and the right to receive their base salary for a subsequent period of one year should Capitol choose to terminate employment without cause.  Each of the agreements were for a period of five years, with automatic renewal for periods of one year unless either Capitol or the respective executive provided notice to terminate the agreement.

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

[The remainder of this page intentionally left blank]

The following table sets forth all outstanding equity awards at year-end 2012 for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End 2012
	Option Awards(1)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Joseph D. Reid	150,000	22.46	8/1/14
	71,428	2.01	11/16/14
Cristin K. Reid	32,539	2.01	11/16/14
Bruce A. Thomas	27,658	2.01	11/16/14

(1)  All stock option awards were vested as of December 31, 2012.

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

Potential Payments Upon Termination or Change in Control

Capitol has entered into certain agreements and maintains various plans that will require Capitol to provide compensation to the Named Executive Officers in the event of a termination of employment or a termination following a change of control of Capitol.

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
(iii)       upon the consummation of a merger of Capitol or any subsidiary of Capitol other than (a) a merger which would result in the voting securities of Capitol outstanding immediately prior to the merger continuing to represent at least 50% of the voting power of the securities of Capitol outstanding immediately after such merger, or (b) a merger effected to implement a recapitalization of Capitol in which no person is or becomes the beneficial owner of securities of Capitol representing 20% or more of the combined voting power of Capitol's then outstanding securities; or
(iv)        upon the liquidation or sale of Capitol's assets, other than a sale or disposition by Capitol of its assets to an entity of which at least 50% of the voting power is owned by shareholders of Capitol.

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

Cristin K. Reid and Bruce A. Thomas

Capitol entered into employment agreements with Ms. Reid in August 2005 and Mr. Thomas in March 2006 that provided for automatic renewal absent notification to the contrary.  Capitol is permitted to terminate any of the executives' employment at any time with or without cause.  If employment is terminated as a result of the executive's death, Capitol is obligated to pay their respective estates his/her salary for the remainder of the calendar month in which his/her death shall have occurred.  If Capitol terminates employment without cause, it must pay the executive his/her base salary for a period of one (1) year.

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

[The remainder of this page intentionally left blank]

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table sets forth information as of March 15, 2013 regarding each person (including any group as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who was known to be the beneficial owner of more than 5% of Capitol's common stock as of that date, each of the directors (including each nominee for election as a director), the chief executive officer and the two other Named Executive Officers, and all directors and executive officers as a group including the Named Executive Officers:

Name of Beneficial Owner	Common Stock(1)(2)	Rights to Acquire(3)	Percent of Common Stock(4)

Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Trustee for the Capitol Bancorp Limited Retirement Plan 1013 Centre Road Ste 300 Wilmington, DE 19805-1265	2,267,268	—	5.51%

Joseph D. Reid	962,279	221,428	2.86%
Michael L. Kasten(5)	140,194	20,003	*
Lyle W. Miller(6)	97,237	20,003	*
David O'Leary	87,690	20,003	*
James C. Epolito	4,210	20,003	*
Gary A. Falkenberg	64,149	20,003	*
Joel I. Ferguson	634,152	20,003	1.59%
Kathleen A. Gaskin	39,877	20,003	*
Lewis D. Johns	227,963	20,003	*
Steven L. Maas(7)	871,960	15,883	2.16%
Calvin D. Meeusen(8)	119,700	—	*
Cristin K. Reid(9)	226,149	32,539	*
Bruce A. Thomas	37,074	27,658	*
All directors and executive officers as a group (17 Persons)(10)	3,986,544	803,833	11.41%

*    Less than 1%

(1)
Represents shares for which the named person (a) has sole voting and investment power or (b) has shared voting and investment power. Excluded are shares that may be acquired through stock option or warrant exercises.

(2)	Includes shares held in Capitol's Retirement Plan: 24,617 for Mr. Reid, 164,451 for Ms. Reid and 3,260 for Mr. Thomas.
(3)	Represents shares of common stock that can be acquired through stock options exercisable within sixty days after March 15, 2013.
(4)	Assumes shares that such person has rights to acquire are outstanding.
(5)	Mr. Kasten reported 80,000 shares pledged as security.
(6)	Mr. Miller reported 35,000 shares pledged as security.
(7)	Mr. Maas reported 67,498 shares pledged as security.
(8)	Mr. Meeusen reported 9,096 shares pledged as security.
(9)	Ms. Reid reported 1,461 shares pledged as security. Excludes 119,619 stock options held by Brian K. English, Capitol's General Counsel and Ms. Reid's husband.
(10)
Includes 578,885 shares allocated and held in Capitol's Retirement Plan (formerly Capitol's separate 401(k) plan and ESOP), and 74,147 shares allocated and held in Capitol's Directors' Deferred Compensation Plan.  As a group, all directors and executive officers have 193,930 shares pledged as security.

[The remainder of this page intentionally left blank]

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

Capitol's subsidiary bank, Michigan Commerce Bank ("MCB"), leases its Brighton banking facility from Tri‑O Development, of which three of David O'Leary's adult children are members.  Rent paid by MCB to the leasing entity amounted to $187,803 in 2012 and maintenance fees amounted to $34,129.  Additionally, MCB leased its Ann Arbor banking facility for a portion of the year from South State Commerce Center L.L.C. in which Lyle W. Miller's Trust owned a 10% membership interest, H. Nicholas Genova's IRA owned a 10% membership interest and Kathleen A. Gaskin owned a 5% membership interest.  Rent paid by MCB for the Ann Arbor facility amounted to $285,621 in 2012, and maintenance fees amounted to $28,977.  MCB leases its Lansing facility from R & A Development, a Michigan limited partnership of which Joseph D. Reid and Lewis D. Johns are partners.  MCB paid rent of $148,637 in 2012 and $102,076 for leasehold and routine maintenance.  Capitol and its subsidiary bank, Capitol National Bank, paid rent of $735,856 in 2012 for their principal offices at the Capitol Bancorp Center, 200 N. Washington Square, Lansing, Michigan to Business & Trade Center Limited, a Michigan limited partnership of which Joseph D. Reid and Lewis D. Johns are partners.  Additionally, Capitol also leases space in the adjacent Phoenix Building from R & A Development and paid rent in the amount of $154,951 in 2012.  The cost of leasehold improvements and routine maintenance paid in 2012 for both Lansing locations was $258,869.  The lease rates represent what Capitol believes to be fair market value in the respective markets.  All leasing arrangements which involve insiders have been approved by Capitol's Ethics Committee and reported to bank regulatory agencies prior to their commencement, when appropriate.

Brian K. English, Capitol's general counsel, is licensed to practice law in Arizona, Colorado, Michigan and Ohio.  Mr. English is the son-in-law of Joseph D. Reid and the husband of Cristin K. Reid.  Mr. English was paid $258,000 in 2012.

Capitol and its subsidiaries, on a consolidated basis, own approximately 16% of the outstanding membership interests of Access BIDCO, L.L.C., with an aggregate carrying value of approximately $1,030,251 at December 31, 2012. Joseph D. Reid, Capitol's chairman and chief executive officer also serves as chairman and chief executive officer of Access BIDCO, L.L.C.  Joseph D. Reid, III (son of Joseph D. Reid) serves as president and chief operating officer of Access BIDCO, L.L.C. and its subsidiary.  Certain other individuals who serve as directors of Access BIDCO, L.L.C. also serve as officers and/or directors of Capitol.

Independence of Directors
Capitol's board of directors currently consists of 12 members, over 75 percent of whom are "independent" as defined under the corporate governance standards of the NYSE, which Capitol uses to determine independence among its board members.  The board has adopted categorical standards for determining whether a director is independent and has no material relationships with Capitol.  Under these standards adopted by the board and defined by the NYSE, which Capitol uses to determine independence among the members of its board, absent other material relationships with Capitol that the board of directors believes to jeopardize a director's independence from management, a director will be independent unless the director or any of his or her immediate family members had any of the following relationships with Capitol: employment during any of the past three years (as an executive officer in the case of family members); the receipt of more than $120,000 per year in direct compensation (other than director fees and pension or other forms of deferred compensation for prior service not contingent upon continued service) during any of the past three years; is now, or within the past three years was, a current partner of the internal or external auditor or an employee of such a firm and personally worked on Capitol's audit; employment with another company where any executive officers of Capitol serve or have served on that company's compensation committee during any of the past three years; being an executive officer of a charitable organization to which Capitol contributed the greater of $1 million or 2% of such charitable organization's consolidated gross revenues in any single fiscal year during the preceding three years; or being an executive officer of a company that makes payments to, or receives payments from, Capitol for property or services in a fiscal year in an amount in excess of the greater of $1 million or 2% of such other company's consolidated gross revenues.

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

The members of the Audit, Compensation, and Nominating and Governance Committees all meet the standards of independence adopted by the board of directors and applicable SEC rules and regulations.  The Compensation Committee members were not at any time during 2012, or at any other time, employed by Capitol and are not eligible to participate in any of Capitol's benefit plans other than Capitol's stock option plans.  The Compensation Committee members receive compensation from Capitol solely for their service as directors and committee members.

Independent Directors

Following are the names of each current member of Capitol's board of directors for whom an affirmative determination of independence has been made:

James C. Epolito	Gary A. Falkenberg	Joel I. Ferguson
Kathleen A. Gaskin	Lewis D. Johns	Michael L. Kasten
Steven L. Maas	Calvin D. Meeusen	Lyle W. Miller
David O'Leary

The board of directors has determined that Lewis D. Johns is an independent director as his related-person transactions discussed elsewhere herein do not represent a material portion of his income.  Additionally, Ms. Gaskin is an independent director as her personal interest in the related-person transaction discussed elsewhere herein falls well under the $120,000 threshold.  (See "Certain Relationships and Related Transactions").   The following former members of the board of directors were also considered independent: Paul R. Ballard, David L. Becker, H. Nicholas Genova, Myrl D. Nofziger and Ronald K. Sable.

Non-Independent Directors

In addition, based on such standards, Capitol's board of directors determined that: (a) Joseph D. Reid is not independent because he is the chief executive officer and chairman of Capitol; and (b) Cristin K. Reid is not independent because she is the corporate president of Capitol.  Former board member Michael J. Devine was not independent as a significant portion of his income was generated from services he provided to Capitol and its subsidiaries as a consultant.

Item 14.  Principal Accounting Fees and Services.

Relationship with Independent Registered Public Accounting Firm

The following is a summary of BDO USA, LLP's fees for professional services rendered to Capitol during 2012 and 2011, which fees totaled $528,348 and $745,012, respectively, and are categorized in accordance with the SEC's rules on auditor independence:

Audit Fees

BDO USA, LLP's fees totaled $489,935 and $706,028 in connection with the audit of Capitol's consolidated financial statements and reviews of the financial statements included in Capitol's quarterly reports on Forms 10-K and 10-Q for the years ended December 31, 2012 and 2011, respectively.  In addition, audit fees incorporate BDO USA, LLP's audits of certain bank and bank-development subsidiaries of Capitol.  Audit fees also include fees for audit services related to registration statements.

Audit Related Fees

Capitol paid BDO USA, LLP, $21,973 and $38,984 during 2012 and 2011, respectively, for audit related services, including audits of employee benefit plans and other attest services.

Tax Fees

BDO USA, LLP, was paid $16,440 in 2012 primarily for review of tax related impacts of proposed offering documents.  No such fees were paid during 2011.

All Other Fees

BDO USA, LLP, did not perform any other services during 2012 or 2011 for Capitol.

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

Capitol's Audit Committee's current policy requires pre-approval of all audit and nonaudit services provided by the independent registered public accounting firm before such firm begins substantial performance of any engagement.  The Audit Committee may delegate authority to a member of the Audit Committee to pre-approve the engagement of independent registered public accounting firms when the entire committee is unable to do so.  All such pre-approvals must be reported to the entire committee at the next committee meeting.  The Audit Committee's pre-approval policy prohibits BDO USA, LLP from providing any nonaudit services that are prohibited by the SEC or the Public Company Accounting Oversight Board.  All fees paid to BDO USA, LLP for services performed in 2011 and 2012 were pre-approved pursuant to this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1 and 2.  Financial Statements/Schedules:

The following consolidated financial statements of Capitol Bancorp Limited and subsidiaries and reports of independent registered public accounting firm included on Pages F-55 – F-115 of the Financial Information Section of Annual Report of the Registrant for the year ended December 31, 2012 are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets--December 31, 2012 and 2011.

Consolidated statements of operations--Years ended December 31, 2012, 2011 and 2010.

Consolidated statements of comprehensive loss--Years ended December 31, 2012, 2011 and 2010.

Consolidated statements of changes in stockholders' equity--Years ended December 31, 2012, 2011 and 2010.

Consolidated statements of cash flows--Years ended December 31, 2012, 2011 and 2010.

Notes to consolidated financial statements.

All financial statements have been incorporated by reference from the Annual Report.  No schedules are included here because they are either not required, not applicable or the required information is contained elsewhere.

(b) Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index (pages 74 – 75) which immediately precedes such exhibits and is incorporated herein by reference.

[The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL BANCORP LTD. Registrant By: /s/ Joseph D. Reid Joseph D. Reid Chairman and Chief Executive Officer	By: /s/ Marie D. Walker Marie D. Walker Director of Corporate Accounting (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 2013, in the capacities indicated below.

/s/ Joseph D. Reid Joseph D. Reid, Chairman, Chief Executive Officer and Director	/s/ Lewis D. Johns Lewis D. Johns, Director
/s/ David O'Leary David O'Leary, Secretary and Director	/s/ Michael L. Kasten Michael L. Kasten, Vice Chairman and Director
/s/ James C. Epolito James C. Epolito, Director	/s/ Steven L. Maas Steven L. Maas, Director
/s/ Gary A. Falkenberg Gary A. Falkenberg, Director	/s/ Calvin D. Meeusen Calvin D. Meeusen, Director
/s/ Joel I. Ferguson Joel I. Ferguson, Director	/s/ Lyle W. Miller Lyle W. Miller, Vice Chairman and Director
______________________________________________________________________________________ Kathleen A. Gaskin, Director	/s/ Cristin K. Reid Cristin K. Reid, Corporate President and Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date	
2.1	Prepackaged Joint Plan of Reorganization of Capitol Bancorp Ltd. and Financial Commerce Corporation	8-K	001-31708	99.1	June 22, 2012	
3.1	Articles of Incorporation	10-K	001-31708	3.1	March 31, 2010	
3.2	Certificate of Amendment to the Articles of Incorporation, effective as of October 19, 1987	10-K	001-31708	3.2	March 31, 2010	
3.3	Certificate of Amendment to the Articles of Incorporation, effective as of May 19, 1988	10-K	001-31708	3.3	March 31, 2010	
3.4	Certificate of Amendment to the Articles of Incorporation, effective as of June 30, 1999	S-3	333-84009	3.(I)	July 29, 1999	
3.5	Certificate of Amendment to Articles of Incorporation, dated May 18, 2005	10-Q	001-31708	3(i)	July 29, 2005	
3.6	Certificate of Amendment to the Articles of Incorporation, effective as of December 10, 2008	8-K	001-31708	3.1	December 10, 2008	
3.7	Certificate of Amendment to Articles of Incorporation, effective as of March 10, 2011	8-K	001-31708	3.1	March 10, 2011	
3.8	Certificate of Designations for Series A Noncumulative Convertible Perpetual Preferred Stock	8-K	001-31708	3.1	August 12, 2009	
3.9	Amended and Restated Certificate of Designations for Series A Noncumulative Convertible Perpetual Preferred Stock	8-K	001-31708	3.1	July 7, 2010	
3.10	Amended and Restated Bylaws	8-K	001-31708	99	February 7, 2007	
3.11	First Amendment to Amended and Restated Bylaws	8-K	001-31708	3.1	June 7, 2012	
3.12	Common Stock Certificate	S-18			September 15, 1988	
3.13	Certificate of Designations for Series X Junior Participating Preferred Stock	8-K	001-31708	3.1	July 21, 2009	
4.1	Rights Agreement between Capitol Bancorp Ltd. and BNY Mellon Shareholder Services as Rights Agent	8-K	001-31708	4.1	July 21, 2009	
4.2	Form of Rights Certificate	8-K	001-31708	4.2	July 21, 2009	
4.3	Indenture dated December 18, 1997 related to Capitol Trust I	S-3	333-41215	4.1	February 9, 1998	
4.4	Subordinated Debenture	S-3	333-41215	4.1	February 9, 1998	
4.5	Amended and Restated Trust Agreement dated December 18, 1997	S-3	333-41215	4.5	February 9, 1998	
4.6	Preferred Security Certificate dated December 18, 1997	S-3	333-41215	4.8	February 9, 1998	
4.7	Preferred Securities Guarantee Agreement of Capitol Trust I dated December 18, 1997	S-3	333-41215	4.6	February 9, 1998	
4.8	Agreement as to Expenses and Liabilities of Capitol Trust I	S-3	333-41215	4.7	February 9, 1998	
4.9	Form of Indenture for Junior Subordinated Debt Securities relating to Capitol Trust XII	8-K	001-31708	4.1	July 9, 2008	
4.10	Form of Amended and Restated Trust Agreement for Capitol Trust XII	8-K	001-31708	4.2	July 9, 2008	
4.11	Form of Preferred Securities Guarantee Agreement for Capitol Trust XII	8-K	001-31708	4.3	July 9, 2008	
4.12	Form of Supplemental Indenture for Capitol Trust I	8-K	001-31708	10.1	February 11, 2011	
4.13	Form of Amended Guarantee Agreement for Capitol Trust I	8-K	001-31708	10.2	February 11, 2011	
4.14	Form of Supplemental Indenture for Capitol Trust XII	8-K	001-31708	10.3	February 11, 2011	
4.15	Form of Amended Guarantee Agreement for Capitol Trust XII	8-K	001-31708	10.4	February 11, 2011	
4.16	Form of Warrant to Purchase Common Stock	8-K	001-31708	4.B	February 27, 2009	
4.17	Form of Warrant to Purchase Common Stock	8-K	001-31708	4.1	April 27, 2010	
10.1	Capitol Bancorp Limited 2003 Stock Plan*	10-Q	001-31708	10.1	October 29, 2004	
10.2	Form of Stock Option Agreement for Awards made pursuant to Capitol Bancorp Limited 2003 Stock Plan*	10-Q	001-31708	10.2	October 29, 2004	
10.3	Amended and Restated Employment Agreement of Joseph D. Reid (dated March 3, 2003 and amendment dated April 22, 2003)*	10-Q	001-18461	10.A	May 14, 2003	
10.4	Lease Agreement with Business & Trade Center, Ltd.	10-KSB			February 25, 1993	
10.5	Capitol Bancorp Ltd. Management Incentive Plan*	10-Q	001-31708	10.2	July 29, 2005	
10.6	Restructured Stock Agreement between Capitol Bancorp Ltd. and Joseph D. Reid	10-K	001-31708	10.(Q)	March 16, 2006	
10.7	Second Amendment to Employment Agreement with Joseph D. Reid (dated March 14, 2007)*	10-K	001-31708	10.(S)	March 16, 2007	
10.8	Capitol Bancorp Limited 2007 Equity Incentive Plan*	8-K/A	001-31708	10.1	May 2, 2007	
10.9	Notice of Grant of Restricted Stock Award and Award Agreement under the Capitol Bancorp Limited 2007 Equity Incentive Plan*	8-K/A	001-31708	10.2	May 2, 2007