Form 10-Q
period 2013-03-31
CAPITOL BANCORP LTD
filed 2013-05-15
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, No par value	41,177,479 shares

INDEX

PART I.                          FINANCIAL INFORMATION

Forward-Looking Statements
Some statements contained in this document, including consolidated financial statements of Capitol Bancorp Limited ("Capitol" or the "Corporation"), Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to:

•            Capitol's ability to successfully emerge from Chapter 11 bankruptcy and  restructure its existing unsecured debt obligations;

•            Capitol's ability to continue as a going concern;

•            The availability and cost of capital and liquidity on favorable terms, if at all, which may depend in part on Capitol's asset quality, prospects and outlook;

•            The risk that Capitol may not be able to complete its various proposed divestitures, mergers and consolidations of certain of its subsidiary banks or, if completed, realize the anticipated benefits of the proposed transactions;

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

•            The recent seizure of three of Capitol's subsidiary banks by applicable state banking regulators;

•            The possibility of the Federal Deposit Insurance Corporation ("FDIC") or an applicable state banking regulator seizing more of Capitol's subsidiary banks;

•            The possibility of the FDIC assessing Capitol's banking subsidiaries for any cross-guaranty liability for recently seized banks or losses arising from future bank closures;

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

•            The effects of competition from other commercial banks, savings associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and mutual funds, and other financial institutions operating in Capitol's markets or elsewhere which provide similar services;

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

For a discussion of these and other risks that may cause actual results to differ from expectations, the reader should refer to the risk factors and other information in this Form 10-Q and Capitol's other periodic filings, including its 2012 Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, that Capitol files from time to time with the SEC.  All written or oral forward-looking statements that are made by or are attributable to Capitol are expressly qualified by this cautionary notice.

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

INDEX – Continued

PART I.                          FINANCIAL INFORMATION – Continued

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(in $1,000s, except share and per-share data)

	(Unaudited)
	March 31,	December 31,
	2013	2012
		As Adjusted
		(Note C)
ASSETS
Cash and due from banks	$31,825	$56,582
Money market and interest-bearing deposits	241,182	270,265
Cash and cash equivalents	273,007	326,847
Loans held for sale	250	-
Investment securities available for sale, carried at fair value -- Note E	16,175	15,706
Federal Home Loan Bank and Federal Reserve Bank stock (carried on the basis of cost) -- Note E	9,726	10,531
Portfolio loans, less allowance for loan losses of $58,682 in 2013 and $63,455 in 2012 -- Note F	995,020	1,146,262
Premises and equipment	19,394	20,829
Accrued interest income	3,634	3,964
Other real estate owned	68,795	80,963
Other assets	16,714	16,200

TOTAL ASSETS	$1,402,715	$1,621,302

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$271,499	$323,411
Interest-bearing	1,064,401	1,220,457
Total deposits	1,335,900	1,543,868
Notes payable and other borrowings	6,928	8,428
Accrued interest on deposits and other liabilities	6,688	6,261
Liabilities subject to compromise -- Note B	198,746	200,293
Total liabilities	1,548,262	1,758,850

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Note N:
Preferred stock (Series A), 700,000 shares authorized ($100 per-share liquidation preference); 50,980 shares issued and outstanding	5,098	5,098
Preferred stock (for potential future issuance), 19,300,000 shares authorized (none issued and outstanding)	-	-
Common stock, no par value, 1,500,000,000 shares authorized; issued and outstanding: 2013 - 41,177,479 shares; 2012 - 41,177,479 shares	292,094	292,092
Retained-earnings deficit	(426,489)	(424,022)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Accumulated other comprehensive income	68	72
Total Capitol Bancorp Limited stockholders' equity deficit	(129,770)	(127,301)
Noncontrolling interests in consolidated subsidiaries	(15,777)	(10,247)
Total equity deficit	(145,547)	(137,548)

TOTAL LIABILITIES AND EQUITY	$1,402,715	$1,621,302

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(in $1,000s, except per-share data)

	2013	2012
		As Adjusted
		(Note C)
Interest income:
Portfolio loans (including fees)	$15,492	$20,483
Loans held for sale	-	12
Taxable investment securities	36	51
Other	221	288
Total interest income	15,749	20,834
Interest expense:
Deposits	2,320	3,890
Debt obligations and other	107	3,065
Total interest expense	2,427	6,955
Net interest income	13,322	13,879
Provision for loan losses -- Note F	(571)	866
Net interest income after provision for loan losses	13,893	13,013
Noninterest income:
Service charges on deposit accounts	523	665
Trust and wealth-management revenue	721	723
Fees from origination of non-portfolio residential mortgage loans	59	161
Gain on sale of government-guaranteed loans	-	195
Other	2,667	1,574
Total noninterest income	3,970	3,318
Noninterest expense:
Salaries and employee benefits	9,422	10,673
Occupancy	2,316	2,515
Equipment rent, depreciation and maintenance	1,202	1,425
Costs associated with foreclosed properties and other real estate owned	1,310	4,059
FDIC insurance premiums and other regulatory fees	1,225	1,653
Other	5,362	4,153
Total noninterest expense	20,837	24,478
Loss before reorganization items and income tax benefit	(2,974)	(8,147)
Reorganization items -- Note B	1,080	-
Loss before income tax benefit	(4,054)	(8,147)
Income tax benefit	(1,547)	(45)
Loss from continuing operations	(2,507)	(8,102)
Discontinued operations -- Note G:
Loss from operations of bank subsidiaries sold	-	(273)
Gain on sale of bank subsidiaries	-	126
Less income tax benefit	-	(18)
Loss from discontinued operations	-	(129)
NET LOSS	(2,507)	(8,231)
Net losses attributable to noncontrolling interests in consolidated subsidiaries	40	1,019

NET LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(2,467)	$(7,212)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED -- Note J	$(0.06)	$(0.18)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(in $1,000s)

	2013	2012
		As Adjusted
		(Note C)

NET LOSS	$(2,507)	$(8,231)

Other comprehensive loss, net of tax:
Unrealized losses arising during the period	(4)	(8)

COMPREHENSIVE LOSS	(2,511)	(8,239)

Comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	40	1,019

COMPREHENSIVE LOSS ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(2,471)	$(7,220)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(in $1,000s, except share and per-share data)

	Capitol Bancorp Limited Stockholders' Equity
				Undistributed		Total Capitol
				Common		Bancorp
				Stock	Accumulated	Limited	Noncontrolling
			Retained-	Held by	Other	Stockholders'	Interests in	Total
	Preferred	Common	Earnings	Employee-	Comprehensive	Equity	Consolidated	Equity
	Stock	Stock	(Deficit)	Benefit Trust	Income (Loss)	(Deficit)	Subsidiaries	(Deficit)

Three Months Ended March 31, 2012

Balances at December 31, 2011, as previously reported	$5,098	$292,135	$(404,846)	$(541)	$70	$(108,084)	$(563)	$(108,647)

Cumulative effect of change in accounting principle -- Note C			4,128			4,128		4,128

Balances at January 1, 2012, as adjusted	5,098	292,135	(400,718)	(541)	70	(103,956)	(563)	(104,519)

Reduction in noncontrolling interest of sold subsidiaries						-	(3,692)	(3,692)

Surrender of 859 shares of common stock to facilitate vesting of restricted stock		-				-		-

Recognition of compensation expense relating to restricted common stock and stock options		45				45		45

Tax effect of share-based payments		(17)				(17)		(17)

Net loss			(7,212)			(7,212)	(1,019)	(8,231)

Other comprehensive loss					(8)	(8)		(8)

BALANCES AT MARCH 31, 2012	$5,098	$292,163	$(407,930)	$(541)	$62	$(111,148)	$(5,274)	$(116,422)

Three Months Ended March 31, 2013

Balances at December 31, 2012, as previously reported	$5,098	$292,092	$(430,590)	$(541)	$72	$(133,869)	$(10,247)	$(144,116)

Cumulative effect of change in accounting principle -- Note C			6,568			6,568		6,568

Balances at January 1, 2013, as adjusted	5,098	292,092	(424,022)	(541)	72	(127,301)	(10,247)	(137,548)

Reduction in investment in subsidiaries due to change in ownership						-	(5,490)	(5,490)

Recognition of compensation expense relating to restricted common stock and stock options		2				2		2

Net loss			(2,467)			(2,467)	(40)	(2,507)

Other comprehensive loss					(4)	(4)		(4)

BALANCES AT MARCH 31, 2013	$5,098	$292,094	$(426,489)	$(541)	$68	$(129,770)	$(15,777)	$(145,547)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(in $1,000s)

	2013	2012
		As Adjusted
		(Note C)

OPERATING ACTIVITIES
Net loss	$(2,507)	$(8,231)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Provision for loan losses	(571)	1,326
Depreciation of premises and equipment	839	1,050
Reorganization items	1,080	-
Net amortization of investment security premiums	23	45
Loss on sale of premises and equipment	63	21
Gain on sale of government-guaranteed loans	-	(219)
Loss (gain) on sale of bank subsidiaries	523	(126)
Gain on sale of other real estate owned	(631)	(333)
Write-down of other real estate owned	1,282	4,789
Amortization of issuance costs of subordinated debentures	-	25
Share-based compensation expense	2	45
Deferred income tax expense (credit)	2	(243)
Originations and purchases of loans held for sale	(571)	(8,461)
Proceeds from sales of loans held for sale	321	10,583
Decrease in accrued interest income and other assets	3,379	2,697
Decrease in accrued interest expense on deposits and other liabilities	(1,907)	(1,896)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,327	1,072

INVESTING ACTIVITIES
Proceeds from calls, prepayments and maturities of investment securities	3,001	4,437
Purchases of investment securities	(3,497)	(2,500)
Redemption of Federal Home Loan Bank stock by issuer	203	144
Purchases of Federal Home Loan Bank stock	-	(31)
Net decrease in portfolio loans	49,020	64,597
Proceeds from sales of government-guaranteed loans	-	2,377
Proceeds from sales of premises and equipment	32	28
Purchases of premises and equipment	(94)	(1,038)
Proceeds from sale of bank subsidiaries	1,000	4,060
Payments received on other real estate owned	16	15
Proceeds from sales of other real estate owned	14,917	8,627

NET CASH PROVIDED BY INVESTING ACTIVITIES	64,598	80,716

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	(18,826)	51,933
Net decrease in certificates of deposit	(54,686)	(130,154)
Net payments on debt obligations	-	(111)
Proceeds from Federal Home Loan Bank borrowings	10	4,500
Payments on Federal Home Loan Bank borrowings	(1,510)	(14,500)
Tax effect of share-based payments	-	(17)

NET CASH USED IN FINANCING ACTIVITIES	(75,012)	(88,349)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,087)	(6,561)

Change in cash and cash equivalents of discontinued operations	-	(2,633)

Change in cash and cash equivalents of deconsolidated subsidiary	(44,753)	-

Cash and cash equivalents at beginning of period	326,847	352,367

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$273,007	$343,173

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	$2,553	$7,721
Transfers of loans to other real estate owned	6,134	18,601

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

For comparative purposes, original balances as previously reported in periods prior to March 31, 2013 have been adjusted to exclude amounts related to discontinued operations.

The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

The consolidated balance sheet as of December 31, 2012 was derived from audited consolidated financial statements as of that date.  Certain 2012 amounts have been reclassified to conform to the 2013 presentation.  Refer to Note C for the effects of a change in accounting principle on amounts previously reported in the 2012 consolidated financial statements.

Capitol's ability to continue to operate as a going concern is contingent upon a number of factors which are discussed below, in Note O, and on page 48 of this document, as well as upon a variety of risk factors discussed elsewhere in this document and in Capitol's other filings with the SEC.  Capitol's auditors included a going concern qualification in the most recent report on the Corporation's audited consolidated financial statements as of and for the year ended December 31, 2012.

Bankruptcy Filings

On August 9, 2012, Capitol and its affiliate FCC (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Michigan (the "Court").  The Debtors' Chapter 11 Cases (the "Chapter 11 Cases") are being jointly administered under Case Number 12-58409.  Capitol and FCC continue to operate their businesses and manage their properties as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.  Capitol's banking subsidiaries are not part of the filing and continue to conduct business on an uninterrupted basis.

Accounting Standards Codification ("ASC") Topic 852, Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the condensed consolidated statements of operations beginning in the quarter ended September 30, 2012.  The condensed consolidated balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise (none as of March 31, 2013) and from post-petition liabilities.  Liabilities that may be affected by a Chapter 11 plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  Capitol applied ASC Topic 852 effective August 9, 2012 and will segregate those items as outlined above for all reporting periods subsequent to such date until emergence from Chapter 11.

Refer to Note O for recent information regarding regulatory closures of certain of Capitol's subsidiary banks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)
Note B – Debtor-in-Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of liabilities subject to compromise represents management's estimate of known or potential prepetition and post-petition claims to be addressed in connection with the bankruptcy filing.  Such claims are subject to future adjustments.  The liabilities subject to compromise consist of the following (in $1,000s):

	March 31, 2013	December 31, 2012

Trust-preferred securities	$151,296	$151,296
Senior notes	6,820	6,820
Accrued interest payable	33,318	33,318
Accrued estimated taxes payable	5,561	7,108
Accounts payable and other accrued liabilities	1,751	1,751

Total liabilities subject to compromise	$198,746	$200,293

In accordance with ASC Topic 852, interest was no longer accrued on the trust-preferred securities and senior notes included in liabilities subject to compromise after Capitol filed for bankruptcy protection.  If Capitol had continued to accrue interest on these debt obligations, additional contractual interest expense of $2.7 million for the three months ended March 31, 2013 would have been reported.

Reorganization Items

Professional advisory fees and other costs directly associated with the reorganization are reported separately as reorganization items pursuant to ASC Topic 852.  The reorganization items for the three months ended March 31, 2013 consisted only of professional fees in the amount of $1,080,000.

Note C – Change in Accounting Principle

Effective January 1, 2013, the Corporation elected to change its method of accounting related to the reserve for, and payment of, delinquent real and personal property taxes on properties serving as collateral for impaired loans.  The Corporation pays delinquent property taxes on these properties to avoid lien attachment by the taxing authorities.  Previously, the Corporation recorded an accrued liability for delinquent property taxes in accordance with ASC 450-20, "Loss Contingencies," with a corresponding charge to "Costs associated with foreclosed properties and other real estate owned."  Recent regulatory guidance suggests a more preferable method of accounting for these estimated delinquent property taxes is to consider the amount of such taxes when performing impairment analyses on collateral-dependent impaired loans.  Based on its analysis, the Corporation has determined this method of accounting is preferable.  Under the newly adopted method of accounting, when a loan is deemed to be collateral-dependent and a specific impairment analysis is performed, the delinquent property taxes will be reflected in the impairment calculation similar to estimated selling costs.  The decision on whether to reserve for, or charge-off, the amount of delinquent property taxes will depend upon whether the net value of the collateral (property appraised amount, less estimated costs to sell and the amount of the delinquent property taxes) is greater or less than the loan balance.  When the delinquent property taxes are paid, the amount will be added to the loan basis and considered in current and future impairment analyses.

In accordance with ASC 250-10-45, "Accounting Changes – Change in Accounting Principle," the Corporation is reporting the change in accounting principle through retrospective application as of the beginning of 2012, the first period presented in the accompanying condensed consolidated financial statements.  This is also the period through which the Corporation has determined it is practicable to determine the most appropriate amount of the beginning adjustment.  For periods prior to 2012, management believes determining the appropriate amount is impracticable due to the availability of records, subsequent changes in loan balances and relationships and the assumptions about

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note C – Change in Accounting Principle – Continued
management's intent at the time that is now difficult to independently substantiate.  Also, management believes retrospective application of the new accounting principle to periods prior to 2012 would not produce a materially different result.

Upon retrospective application of the new accounting method, it was determined that either (1) the adjusted impaired loan analyses resulted in no additional reserves or charge-offs, or (2) an adequate amount of unallocated allowance for loan losses existed to absorb the impact of any collateral shortfall on a by-loan basis.  As a result, the net effect of adopting the new accounting method was a decrease of the retained-earnings deficit and a reduction of accrued liabilities of $4.1 million as of January 1, 2012.  As indicated in the following table, the cumulative increase to portfolio loans, decrease to the accrued liability and decrease to the retained-earnings deficit were $3.1 million, $3.5 million and $6.6 million, respectively, as of December 31, 2012.

All 2012 periods have been retrospectively adjusted to reflect the change in accounting principle.  The following tables summarize the adjustments to the Corporation's unaudited condensed consolidated financial statements for each affected line item (in $1,000s, except per-share data):

Condensed Consolidated Balance Sheet (Unaudited)

	As of December 31, 2012
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted

Portfolio loans, less allowance for loan losses	$1,143,212	$3,050	$1,146,262
Total assets	1,618,252	3,050	1,621,302
Accrued interest on deposits and other liabilities	9,779	(3,518)	6,261
Total liabilities	1,762,368	(3,518)	1,758,850
Retained-earnings deficit	(430,590)	6,568	(424,022)
Total Capitol Bancorp Limited stockholders' equity deficit	(133,869)	6,568	(127,301)
Total equity deficit	(144,116)	6,568	(137,548)

Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended March 31, 2012
	As Previously Reported	Reclassification of Discontinued Operations(1)	Effect of Change in Accounting Principle	As Adjusted

Costs associated with foreclosed properties and other real estate owned	$5,148	$(389)	$(700)	$4,059
Total noninterest expense	27,097	(1,919)	(700)	24,478
Loss before income tax benefit	(9,197)	350	700	(8,147)
Loss from continuing operations	(9,080)	278	700	(8,102)
Net loss	(8,931)		700	(8,231)
Net loss attributable to Capitol Bancorp Limited	(7,912)		700	(7,212)
Net loss per common share attributable to Capitol Bancorp Limited	$(0.19)			$(0.18)

(1)	For comparative purposes, original balances as previously reported have also been adjusted to exclude amounts related to discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)
Note D – Accounting Standards Updates

In February 2013, an accounting standards update was issued to amend and improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  This new guidance became effective prospectively for all annual and interim periods beginning January 1, 2013 and it did not have a material effect on the Corporation's condensed consolidated financial statements upon implementation.

Note E – Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities available for sale consisted of the following (in $1,000s):

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

United States treasury	$3,497	$3,497	$3,499	$3,500
United States government agency	5,000	4,971	4,000	3,987
Mortgage-backed	7,573	7,707	8,098	8,219

	$16,070	$16,175	$15,597	$15,706

Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	March 31, 2013		December 31, 2012
	Gains	Losses	Gains	Losses

United States treasury			$1
United States government agency		$29		$13
Mortgage-backed	$134		121

	$134	$29	$122	$13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note E – Investment Securities – Continued
The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	March 31, 2013		December 31, 2012
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value
One year or less:
United States government agencies	$29	$4,971	$13	$3,987

Gross realized gains and losses from sales and maturities of investment securities were insignificant for each of the periods presented.

Scheduled maturities of investment securities held as of March 31, 2013 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,498	$3,498
After one year, through five years	1,000	999
After five years, through ten years	4,558	4,583
After ten years	7,014	7,095

	$16,070	$16,175

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)
Note F – Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall assessment of probable incurred losses (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	March 31, 2013
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$8,238	$3,365	$1,238	$1,576	$50			$14,467
Collectively evaluated for probable incurred losses	13,119	6,434	1,452	3,676	302	$141	$19,091	44,215

Total allowance for loan losses	$21,357	$9,799	$2,690	$5,252	$352	$141	$19,091	$58,682

Portfolio loans:
Individually evaluated for impairment	$115,241	$32,604	$12,239	$12,566	$99			$172,749
Collectively evaluated for probable incurred losses	561,646	185,422	36,238	86,623	8,786	$2,238		880,953

Total portfolio loans	$676,887	$218,026	$48,477	$99,189	$8,885	$2,238		$1,053,702

	December 31, 2012 (As Adjusted – Note C)
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$8,246	$2,803	$1,058	$1,405	$57			$13,569
Collectively evaluated for probable incurred losses	13,380	8,596	1,810	4,102	1,098	$5	$20,895	49,886

Total allowance for loan losses	$21,626	$11,399	$2,868	$5,507	$1,155	$5	$20,895	$63,455

Portfolio loans:
Individually evaluated for impairment	$124,795	$38,722	$14,037	$14,028	$94			$191,676
Collectively evaluated for probable incurred losses	635,225	214,971	42,388	114,068	9,230	$2,159		1,018,041

Total portfolio loans	$760,020	$253,693	$56,425	$128,096	$9,324	$2,159		$1,209,717

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
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

The tables below summarize activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 (in $1,000s) by loan type:

	Three Months Ended March 31, 2013
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$21,626	$11,399	$2,868	$5,507	$1,155	$5	$20,895	$63,455

Less allowance for deconsolidated subsidiary – Note H	(765)	(869)	(53)	(422)	(48)			(2,157)

Charge-offs	(2,393)	(1,320)	(2,393)	(854)	(142)	(7)		(7,109)
Recoveries	1,570	1,092	1,783	562	56	1		5,064
Net charge-offs	(823)	(228)	(610)	(292)	(86)	(6)		(2,045)

Provision for loan losses	159	(875)	402	289	(684)	138		(571)

Net change in unallocated allowance	1,160	372	83	170	15	4	(1,804)

Ending balance	$21,357	$9,799	$2,690	$5,252	$352	$141	$19,091	$58,682

	Three Months Ended March 31, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$37,007	$19,328	$10,372	$13,928	$689	$17	$4,447	$85,788

Charge-offs	(5,852)	(4,375)	(2,150)	(1,778)	(295)			(14,450)
Recoveries	2,393	3,202	773	1,355	63	7		7,793
Net charge-offs	(3,459)	(1,173)	(1,377)	(423)	(232)	7		(6,657)

Provision for loan losses	983	(114)	680	(784)	99	2		866

Net change in unallocated allowance	(4,254)	(1,547)	(466)	(800)	(59)	(13)	7,139

Ending balance	$30,277	$16,494	$9,209	$11,921	$497	$13	$11,586	$79,997

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
The average total portfolio loans for the three months ended March 31, 2013 and 2012 were $1.1 billion and $1.5 billion, respectively.  The ratio of net charge-offs (annualized) to average portfolio loans outstanding was 0.72% and 1.79% for the three months ended March 31, 2013 and 2012, respectively.

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	March 31, 2013	December 31, 2012
		As Adjusted (Note C)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$77,341	$83,499
Residential (including multi-family)	26,830	29,719
Construction, land development and other land	8,961	8,440
Total loans secured by real estate	113,132	121,658
Commercial and other business-purpose loans	9,609	11,678
Consumer	458	292
Total nonaccrual loans	123,199	133,628

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	1,459	660
Residential (including multi-family)	--	85
Total loans secured by real estate	1,459	745
Commercial and other business-purpose loans	--	70
Total past due loans	1,459	815

Total nonperforming loans	$124,658	$134,443

Real estate owned and other repossessed assets	68,874	81,031

Total nonperforming assets	$193,532	$215,474

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of March 31, 2013:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$73,297	$83,568	$10,028
Residential (including multi-family)	18,889	32,057	4,287
Construction, land development and other land	7,133	13,621	1,249
Total loans secured by real estate	99,319	129,246	15,564
Commercial and other business-purpose loans	9,899	17,022	2,023
Consumer	526	706	133
	109,744	146,974	17,720
With no related allowance recorded:
Loans secured by real estate:
Commercial	74,764	103,585
Residential (including multi-family)	22,625	26,636
Construction, land development and other land	7,907	9,919
Total loans secured by real estate	105,296	140,140
Commercial and other business-purpose loans	6,225	8,688
Consumer	23	31
	111,544	148,859

Total	$221,288	$295,833	$17,720

Included in total impaired loans as of March 31, 2013 is $165.0 million of loans modified and reported as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note), along with $6.9 million of loans modified as troubled debt restructurings which are no longer reported as troubled debt restructurings due to the loans being in compliance with their modified terms and having an interest rate consistent with market rates.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three months ended March 31, 2013 and 2012, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Three Months Ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recorded	Investment	Recorded

Commercial	$157,119	$1,953	$172,193	$1,661
Residential (including multi-family)	49,660	509	61,433	613
Construction, land development and other land	22,727	126	35,475	286
Total loans secured by real estate	229,506	2,588	269,101	2,560
Commercial and other business-purpose loans	20,122	223	26,274	302
Consumer	416	1	239	4

Total	$250,044	$2,812	$295,614	$2,866

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of December 31, 2012:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses
	As Adjusted (Note C)	As Adjusted (Note C)
With an allowance recorded:
Loans secured by real estate:
Commercial	$76,961	$90,983	$9,638
Residential (including multi-family)	20,672	34,886	3,564
Construction, land development and other land	7,406	13,213	1,153
Total loans secured by real estate	105,039	139,082	14,355
Commercial and other business-purpose loans	11,598	20,550	2,001
Consumer	373	1,517	139
	117,010	161,149	16,495
With no related allowance recorded:
Loans secured by real estate:
Commercial	76,706	110,852
Residential (including multi-family)	26,100	33,126
Construction, land development and other land	9,625	13,922
Total loans secured by real estate	112,431	157,900
Commercial and other business-purpose loans	7,574	11,379
Consumer	22	22
	120,027	169,301

Total	$237,037	$330,450	$16,495

Included in impaired loans as of December 31, 2012 is $185.0 million of loans modified as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
The following tables summarize the aging and amounts of past due loans (in $1,000s):

	March 31, 2013
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$17,861	$1,459	$77,341	$96,661	$580,226	$676,887
Residential (including multi- family)	4,595		26,830	31,425	186,601	218,026
Construction, land development and other land	851		8,961	9,812	38,665	48,477
Total loans secured by real estate	23,307	1,459	113,132	137,898	805,492	943,390
Commercial and other business- purpose loans	2,028		9,609	11,637	87,552	99,189
Consumer	170		458	628	8,257	8,885
Other					2,238	2,238

Total	$25,505	$1,459	$123,199	$150,163	$903,539	$1,053,702

	December 31, 2012 (As Adjusted – Note C)
	Past Due Loans			Total
	(based on payment due dates)			Amount of
			Loans on	Loans More	Loans Either
	More Than		Nonaccrual	Than 29 Days	Current or
	29 Days,	More Than	Status	Past Due or on	Less Than	Total
	and Less Than	89 Days	(Generally, 90	Nonaccrual	30 Days	Portfolio
	90 Days	(Accruing)	Days or More)	Status	Past Due	Loans

Loans secured by real estate:
Commercial	$17,580	$660	$83,499	$101,739	$658,281	$760,020
Residential (including multi- family)	6,750	85	29,719	36,554	217,139	253,693
Construction, land development and other land	4,242		8,440	12,682	43,743	56,425
Total loans secured by real estate	28,572	745	121,658	150,975	919,163	1,070,138
Commercial and other business- purpose loans	3,269	70	11,678	15,017	113,079	128,096
Consumer	362		292	654	8,670	9,324
Other					2,159	2,159

Total	$32,203	$815	$133,628	$166,646	$1,043,071	$1,209,717

Capitol categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt obligations based on current financial information, aging analysis, historical payment experience, credit documentation and public information, among other factors.  Capitol analyzes loans individually by classifying the loans as to credit risk.  This analysis generally includes all loans and is generally performed at least quarterly.  The following loan risk rating definitions are used:

Pass.  Loans classified with a pass rating have been deemed to have acceptable credit quality by bank management.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

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

Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	March 31, 2013
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$457,318	$78,092	$141,477	$676,887
Residential (including multi-family)	156,103	20,617	41,306	218,026
Construction, land development and other land	28,883	6,495	13,099	48,477
Total loans secured by real estate	642,304	105,204	195,882	943,390
Commercial and other business-purpose loans	74,058	8,358	16,773	99,189
Consumer	6,394	1,738	753	8,885
Other	2,238			2,238

Total	$724,994	$115,300	$213,408	$1,053,702

	December 31, 2012 (As adjusted – Note C)
	Pass			Total Portfolio Loans
		Watch	Substandard

Loans secured by real estate:
Commercial	$527,953	$80,673	$151,394	$760,020
Residential (including multi-family)	181,472	21,745	50,476	253,693
Construction, land development and other land	32,080	9,392	14,953	56,425
Total loans secured by real estate	741,505	111,810	216,823	1,070,138
Commercial and other business-purpose loans	100,669	7,325	20,102	128,096
Consumer	6,916	1,795	613	9,324
Other	2,159			2,159

Total	$851,249	$120,930	$237,538	$1,209,717

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
Troubled Debt Restructurings

Loan modifications or restructurings are accounted for as troubled debt restructurings if, for economic or legal reasons, it has been determined that a borrower is experiencing financial difficulties and the bank grants a "concession" to the borrower that it would not otherwise consider.  For all classes of loans, a troubled debt restructuring may involve a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of the accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof involving a concession to the borrower to facilitate repayment.

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

2.	Modification of the interest rate in order to allow the borrower to repay the debt, based on current cash flow sources;
3.	A loan modified to an "interest only" structure for a period of time that will result in the loan being paid off, returned to the contracted terms or refinanced; or
4.	A modification of a loan into an A/B note structure, where the A note is at market rate terms and conditions, and the B note has been charged off.

Loans modified and classified as troubled debt restructurings are impaired loans.  Each loan that is designated as a troubled debt restructuring is individually evaluated for impairment to determine the specific reserve, if any, to be established.  The specific reserve is determined using the discounted cash flow method, the collateral dependency method or, when available, the observable market price method, and is calculated as the difference between the carrying value of the loan and the result of the impairment measurement method.

The loan portfolios contain primarily three categories of troubled debt restructurings, (1) loans for which the rate or terms have been modified, (2) substandard loans for which the rate or terms have not been modified but the loan was extended or renewed, and (3) loans that have been modified with interest only terms.  The following are the factors that enter into the determination of the specific reserve for each of these categories:

Loans for which the rate or terms have been modified:  The specific reserve for loans in this category, for which the repayment ability is based on the cash flows of the borrower, is generally determined using a discounted cash flow analysis, adjusted for a probability-of-default factor.  The discount period used is based on when the bank believes, depending on cash flows from the borrower or project, that the loan will be paid in full or refinanced.  If an event for paydown or an expected refinance cannot be documented, a discount period that will result in the cash flows being adjusted for a probability of default from the borrower, reducing the loan balance down to the collateral value, is generally used.  If the loan is deemed collateral dependent, the reserve will be determined using the collateral dependency method.

Loans for which there has been no rate or term modification:  If there has been no change in the rate and term, a discounted cash flow analysis, adjusted for a probability of default, is calculated to determine the specific reserve.

Loans that have interest only terms:  Unless there is a specific event that can be documented which will result in the loan being paid, returned to the original contract terms or refinanced, these loans are generally treated as collateral-dependent and the specific reserve is based on the net value of the collateral held.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
The following table summarizes loans modified as troubled debt restructurings during the three months ended March 31, 2013 and 2012 (in $1,000s):

	Three Months Ended March 31, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	21	$4,928	$4,911	$458
Residential	29	2,247	2,357	277
Construction, land development and other land	2	94	94	13
Total loans secured by real estate	52	7,269	7,362	748
Commercial and other business- purpose loans	15	1,143	978	142

Total	67	$8,412	$8,340	$890

	Three Months Ended March 31, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	52	$16,174	$16,215	$1,158
Residential	41	4,160	4,384	306
Construction, land development and other land	22	3,604	2,784	272
Total loans secured by real estate	115	23,938	23,383	1,736
Commercial and other business- purpose loans	18	895	1,262	123
Consumer	2	2	39	3

Total	135	$24,835	$24,684	$1,862

Of the amounts in the table above for the three months ended March 31, 2013, approximately $2.3 million, or 28%, and 25 contracts, or 37%, and for the three months ended March 31, 2012, approximately $7.4 million, or 36%, and 43 contracts, or 41%, are substandard rated loans that were extended or renewed with no change in rate or terms, and the terms provided were not representative of current market rates for loans with similar risk characteristics.  The remainder of the troubled debt restructuring pool constitutes loans where repayment terms and/or interest rates were modified, or the loan was modified to an "interest only" structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
The following table summarizes loans modified as troubled debt restructurings in the last twelve months for which there was a payment default (i.e., when a loan becomes 90 days or more past due) during the three months ended March 31, 2013 and 2012 (in $1,000s):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Loans secured by real estate:
Commercial	6	$3,236	11	$1,799
Residential	6	1,135	6	348
Construction, land development and other land	3	1,288	1	62
Total loans secured by real estate	15	5,659	18	2,209
Commercial and other business- purpose loans	1	224	2	105

Total	16	$5,883	20	$2,314

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
The total amount of troubled debt restructurings as of March 31, 2013 and December 31, 2012 is detailed in the following tables by loan type and accrual status (in $1,000s):

	Troubled Debt Restructurings at March 31, 2013
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$47,547	$65,155	$112,702
Residential (including multi-family)	16,165	14,372	30,537
Construction, land development and other land	4,822	5,396	10,218
Total loans secured by real estate	68,534	84,923	153,457
Commercial and other business-purpose loans	5,283	6,193	11,476
Consumer		91	91

Total	$73,817	$91,207	$165,024

	Troubled Debt Restructurings at December 31, 2012
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$53,486	$70,168	$123,654
Residential (including multi-family)	18,203	17,053	35,256
Construction, land development and other land	3,995	8,591	12,586
Total loans secured by real estate	75,684	95,812	171,496
Commercial and other business-purpose loans	5,885	7,493	13,378
Consumer		104	104

Total	$81,569	$103,409	$184,978

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)
Note G – Discontinued Operations

The results of operations of Mountain View Bank of Commerce, Bank of Michigan, First Carolina State Bank and High Desert Bank, sold in 2012, are classified as discontinued operations for the three months ended March 31, 2012 (none for the three months ended March 31, 2013) and include the following components (in $1,000s):

Interest income	$2,375
Interest expense	512
Net interest income	1,863
Provision for loan losses	460
Net interest income after provision for loan losses	1,403
Noninterest income	343
Gain on sale of bank subsidiaries	126
Noninterest expense	2,019
Loss before income taxes	(147)
Less income tax benefit	(18)
Net loss from discontinued operations	(129)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	311
Net income from discontinued operations attributable to Capitol Bancorp Limited	$182
Net income from discontinued operations per common share attributable to Capitol Bancorp Limited	$--

Note H – Deconsolidation of Subsidiary

In February 2013, Capitol sold a portion of the shares it owned of Capitol National Bank ("CNB") for $1 million and reduced its ownership in CNB following the execution of separate share exchange agreements consummated in 2011 and 2012.  Capitol recorded a net loss of $2.2 million as a result of these transactions, and no longer held a controlling financial interest in CNB after February 28, 2013.  Accordingly, CNB ceased to be a consolidated subsidiary of Capitol and assets approximating $146.0 million and related equity amounts were removed from the condensed consolidated balance sheet.  Capitol's remaining interest in CNB was sold in April 2013, resulting in an additional estimated net loss of $700,000.  Proceeds from the sale are in escrow pending the issuance by the FDIC of a waiver of cross-guaranty liability.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)
Note I – Fair Value

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  Fair value is based on independent quoted market prices, where applicable (Level 1 inputs), or the prices for other whole mortgage loans with similar characteristics, as Level 2 inputs.  There were no mortgage loans held for sale written down to fair value at March 31, 2013.

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2013 and December 31, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note I – Fair Value – Continued
Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	March 31, 2013		December 31, 2012
	Total	Significant Other Observable Inputs (Level 2)	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:(1)
United States treasury	$3,497	$3,497	$3,500	$3,500
United States government agency	4,971	4,971	3,987	3,987
Mortgage-backed	7,707	7,707	8,219	8,219

	$16,175	$16,175	$15,706	$15,706

(1)	Level 2 inputs for investment securities available for sale include pricing models from independent pricing sources with reasonable levels of price transparency.

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	March 31, 2013		December 31, 2012
	Total	Significant Unobservable Inputs (Level 3)	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$111,544	$111,544	$120,027	$120,027

Other real estate owned(2)	$68,795	$68,795	$80,963	$80,963

(1)          Level 3 inputs for impaired loans include appraised value of the applicable collateral or other unobservable estimates of fair value.
(2)          Level 3 inputs for other real estate owned include appraised value of the foreclosed property or other unobservable estimates of fair value.
Fair value is reduced by estimated costs to sell the properties.

Updated appraisals are generally obtained when it has been determined that a loan has become collateral-dependent.  Adjustments to the loan's carrying value (or requirements for an allocation of the allowance for loan losses) are made, when appropriate, after the review of an appraisal or evaluation.  The timing of when a collateral-dependent loan should be classified as a nonperforming loan is contingent upon several factors, including the performance of the loan, the borrower's payment history and/or results of the bank's review of updated borrower financial information.

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered for the loan if it is deemed collateral-dependent.  Loans which are not deemed collateral-dependent will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data or evaluation and after any further fair value analysis is completed on those loans deemed to be collateral-dependent, the loans will be further evaluated for appropriate write-down.  Negative differences between appraised value, less estimated costs to sell (including delinquent real estate taxes), and the related carrying value of the loans are generally charged to the allowance for loan losses, as partial write-downs/charge-offs, on a timely basis.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Internally-prepared evaluations may be used to estimate the current valuation changes driven by current economic conditions.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note I – Fair Value – Continued
Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

		March 31, 2013		December 31, 2012
				As Adjusted – Note C
	Level Used to Measure Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash	1	$31,825	$31,825	$56,582	$56,582
Cash equivalents	2	241,182	241,182	270,265	270,265
Loans held for sale	2	250	250
Investment securities available for sale	2	16,175	16,175	15,706	15,706
Federal Home Loan Bank and Federal Reserve Bank stock	2	9,726	9,726	10,531	10,531
Portfolio loans:
Loans secured by real estate:
Commercial	3	676,887	673,294	760,020	756,348
Residential (including multi-family)	3	218,026	218,049	253,693	253,625
Construction, land development and other land	3	48,477	48,562	56,425	56,523
Total loans secured by real estate		943,390	939,905	1,070,138	1,066,496
Commercial and other business-purpose loans	3	99,189	98,861	128,096	127,816
Consumer	3	8,885	9,045	9,324	9,565
Other	3	2,238	2,107	2,159	2,029
Total portfolio loans		1,053,702	1,049,918	1,209,717	1,205,906
Less allowance for loan losses	3	(58,682)	(58,682)	(63,455)	(63,455)
Net portfolio loans		995,020	991,236	1,146,262	1,142,451

Financial liabilities:
Deposits:
Noninterest-bearing	1	271,499	271,499	323,411	323,411
Interest-bearing:
Demand accounts	2	415,082	415,082	475,176	475,176
Time certificates of less than $100,000	3	268,435	270,714	315,647	318,385
Time certificates of $100,000 or more	3	380,884	383,513	429,634	432,444
Total interest-bearing		1,064,401	1,069,309	1,220,457	1,226,005
Total deposits		1,335,900	1,340,808	1,543,868	1,549,416
Notes payable and other borrowings	3	6,928	8,368	8,428	9,671

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note I – Fair Value – Continued
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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note J – Net Loss Per Common Share Attributable to Capitol Bancorp Limited

Computations of net loss per common share were based on the following (in 1,000s) for the periods ended March 31:

	Three Months Ended March 31
	2013	2012
		As Adjusted (Note C)

Numerator—net loss attributable to Capitol Bancorp Limited for the period	$(2,467)	$(7,212)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic and diluted net loss)	41,169	41,020

Number of antidilutive stock options excluded from diluted net loss per share computation	1,067	2,057

Number of antidilutive unvested restricted shares excluded from basic and diluted net loss per share computation	8	18

Number of antidilutive warrants excluded from diluted net loss per share computation	1,250	1,325

Net loss per common share attributable to Capitol Bancorp Limited:
From continuing operations	$(0.06)	$(0.18)
From discontinued operations	--	--

Total net loss per common share attributable to Capitol Bancorp Limited	$(0.06)	$(0.18)

Note K – Trust-Preferred Securities and Debt Extinguishment

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval from that agency.  Accrued interest payable on such securities approximated $33.3 million at March 31, 2013 and December 31, 2012.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.  The accrual of interest was discontinued as of the bankruptcy filing date (see Note B).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)
Note L – Pending Sale of Subsidiary Banks

Capitol has entered into a definitive agreement to sell its controlling interest held by a bank-development subsidiary in Bank of Maumee.  Total proceeds from this pending sale are expected to approximate $740,000, resulting in a projected gain of $85,000 (less than $0.01 per common share) based on Capitol's investment in the bank as of March 31, 2013.  The sale is subject to regulatory approval and other contingencies.

Note M – Regulatory and Operating Matters

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

In addition, Capitol agreed to:  (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as Capitol's largest bank subsidiary and a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios, as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its allowance for loan losses ("ALLL") methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and overall condition, and a cash flow projection; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

Many of Capitol's bank subsidiaries have entered into formal enforcement actions (as well as informal agreements) with their applicable regulatory agencies.  Those enforcement actions provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note M – Regulatory and Operating Matters – Continued
Capitol's banking subsidiaries which have received a PCAD are as follows as of March 2013 (listed in descending order based on total assets):

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

On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division (the "New Mexico FID") issued a written notice of its intention to take possession and control of Sunrise Bank of Albuquerque and its assets for the purpose of the reorganization or liquidation through receivership if certain findings of the New Mexico FID were not corrected by December 20, 2012.  In the event that such a reorganization or liquidation of Sunrise Bank of Albuquerque had taken place, the FDIC would have experienced losses and such losses could have been assessed against the Corporation's other depository institution subsidiaries.  Such liability would likely have had a material adverse effect on the financial condition of any assessed subsidiary institution and on the Corporation as the common parent.  In February 2013, Capitol provided Sunrise Bank of Albuquerque with a $1 million capital injection to raise the Bank's capital level to 4.00% and thus satisfied the New Mexico FID mandate.  The Bank continues to provide banking services in a normal manner, including maintaining FDIC insurance for its depositors.  However, if the Bank's capital level falls below 4.00% in future quarters, the New Mexico FID may reissue a notice of intent to take possession.

Refer to Note O for recent information regarding regulatory closures of certain of Capitol's subsidiary banks.

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

Note M – Regulatory and Operating Matters – Continued
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

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset taxable income and to reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if an "ownership change" was to occur, as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements.  In accordance with the provisions of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued subsequent to that date, which would only be activated if triggered under the Plan.

Note N – Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

	March 31,		December 31,
	2013		2012(4)
Tier 1 capital to average adjusted total assets:
Minimum required amount(1)	≥	$60,200	≥	$66,520
Actual amount		$(145,760)		$(144,341)
Ratio		(9.69)%		(8.68)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(2)	≥	$42,617	≥	$49,402
Actual amount		$(145,760)		$(144,341)
Ratio		(13.64)%		(11.69)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(3)	≥	$85,233	≥	$98,805
Actual amount		$(145,760)		$(144,341)
Ratio		(13.64)%		(11.69)%

(1)	The minimum required ratio of Tier 1 capital to average adjusted total assets to be considered "adequately-capitalized" is 4%.
(2)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(3)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.
(4)	As originally filed with regulatory agency.

Capitol's total risk-based capital ratios at March 31, 2013 and December 31, 2012 were materially and adversely impacted by the exclusion of approximately $165.2 million and $167.3 million, respectively, of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted generally from operating losses.  Capitol's Tier 1 capital will need to increase to a positive level in order to allow for the inclusion of trust-preferred securities in Tier 2 capital for regulatory capital computation purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESION)

Note N – Regulatory Capital Matters – Continued
The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at March 31, 2013 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Further, one bank subsidiary had capital levels resulting in regulatory capital classification as "critically-undercapitalized" at that date; however, this subsidiary was subsequently closed by its state regulator (see Note O).  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as less than "adequately-capitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Regulatory capital ratios of the banks are set forth on page 47 on this document.

Note O – Subsequent Events

On May 10, 2013, Sunrise Bank, a subsidiary bank of Capitol, was closed by the Georgia Department of Banking and Finance and the FDIC was appointed as receiver of Sunrise Bank.  The FDIC entered into a purchase and assumption agreement with Synovus Bank, based in Columbus, Georgia, to assume all of the deposits of Sunrise Bank.  As the owner of substantially all of the capital stock of Sunrise Bank, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of Sunrise Bank or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

Also on May 10, 2013, Pisgah Community Bank ("PCB"), a subsidiary bank of Capitol, was closed by the North Carolina Office of the Commissioner of Banks and the FDIC was appointed as receiver of PCB.  The FDIC entered into a purchase and assumption agreement with Capital Bank, NA, based in Rockville, Maryland, to assume all of the deposits of PCB.  As the owner of substantially all of the capital stock of PCB, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of PCB or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

On May 14, 2013, Central Arizona Bank ("CAB"), a subsidiary bank of Capitol, was closed by the Arizona Department of Financial Institutions and the FDIC was appointed as receiver of CAB.  The FDIC entered into a purchase and assumption agreement with Western State Bank, based in Devils Lake, North Dakota, to assume all of the deposits of CAB.  As the owner of substantially all of the capital stock of CAB, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of CAB or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

In addition, the Corporation received notice that a state regulatory authority attempted to close one other subsidiary bank on May 10, 2013.  This bank was successful in obtaining a temporary injunction in its state court against the closing of the bank.  The likelihood of the bank avoiding future seizure by its state regulatory authority is not known at this time.  Sufficient funds are in escrow to support the bank; however, such funds are pending approval of the FDIC prior to the release of those funds.  Additionally, the bank is subject to a merger application that is similarly awaiting regulatory review.

It is likely that the FDIC will experience losses in connection with these closures, and the FDIC could assess such losses against the Corporation's other depository institution subsidiaries.  Such liability would have a material adverse effect on the financial condition of any assessed subsidiary institution and on Capitol as the common parent.  Such liability could also have a material adverse effect on Capitol's ability to emerge from bankruptcy protection.

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

Refer to Note C to the accompanying condensed consolidated financial statements for the effects of a change in accounting principle on previously reported 2012 amounts which have been updated in this discussion and analysis.

Financial Condition

Total assets approximated $1.4 billion at March 31, 2013 and $1.6 billion at December 31, 2012.  The balance sheets include total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	March 31, 2013	December 31, 2012
		As Adjusted (Note C)
Arizona Region:
Central Arizona Bank(3)	$31,550	$32,511
Sunrise Bank of Albuquerque	45,846	48,108
Sunrise Bank of Arizona	206,144	215,387
Arizona Region Total	283,540	296,006

Great Lakes Region:
Bank of Maumee	32,815	34,977
Capitol National Bank(1)		144,737
Indiana Community Bank	101,912	101,358
Michigan Commerce Bank	624,289	662,766
Great Lakes Region Total	759,016	943,838

Nevada Region:
1st Commerce Bank	20,152	23,577
Bank of Las Vegas	247,382	260,248
Nevada Region Total	267,534	283,825

Southeast Region:
Pisgah Community Bank(2)	21,880	24,844
Sunrise Bank(2)	60,794	65,548
Southeast Region Total	82,674	90,392

Parent company and other, net	9,951	7,241

Consolidated totals—continuing operations	$1,402,715	$1,621,302

(1)	Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control (see Note H).
(2)	Effective May 10, 2013, each of Sunrise Bank and Pisgah Community Bank were closed by their applicable state regulator (see Note O).
(3)	Effective May 14, 2013, Central Arizona Bank was closed by its state regulator (see Note O).

Total assets decreased $218.6 million during the three months ended March 31, 2013, of which $146.0 million was the result of the bank subsidiary deconsolidation during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Portfolio loans, the single largest asset category (75.1% of total assets at March 31, 2013), decreased during the three months ended March 31, 2013 by approximately $156.0 million, compared to a decrease of about $90.7 million during the corresponding period of 2012.  Approximately $98.8 million of the $156.0 million decline in portfolio loans for the three months ended March 31, 2013 was related to the deconsolidation of a bank subsidiary.  Capitol's banks operate in an environment that is stabilizing but still challenged with continued relative weakness in real estate values in their respective regions and markets.  The remaining portfolio decrease is attributed largely to shrinkage due in part to disciplined pricing and portfolio management, as the banks continue to deploy available options to preserve liquidity and bolster regulatory capital levels.  Because portfolio loans comprise the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	March 31, 2013	Dec 31, 2012	March 31, 2013	Dec 31, 2012	March 31, 2013	Dec 31, 2012	March 31, 2013	Dec 31, 2012
		As Adjusted (Note C)				As Adjusted (Note C)		As Adjusted (Note C)
Arizona Region:
Central Arizona Bank(3)	$23,785	$24,981	$1,237	$1,439	$3,451	$2,834	5.20%	5.76%
Sunrise Bank of Albuquerque	35,394	36,954	1,628	1,611	3,567	3,740	4.60%	4.36%
Sunrise Bank of Arizona	170,216	178,343	4,540	5,108	15,815	17,160	2.67%	2.86%
Arizona Region Total	229,395	240,278	7,405	8,158	22,833	23,734	3.23%	3.40%

Great Lakes Region:
Bank of Maumee	22,196	23,596	999	1,025	430	483	4.50%	4.34%
Capitol National Bank(1)		100,373		2,126		6,842		2.12%
Indiana Community Bank	81,601	80,907	2,621	2,855	5,079	5,309	3.21%	3.53%
Michigan Commerce Bank	472,436	499,178	37,380	37,449	57,075	58,107	7.91%	7.50%
Great Lakes Region Total	576,233	704,054	41,000	43,455	62,584	70,741	7.12%	6.17%

Nevada Region:
1st Commerce Bank	14,398	15,681	972	1,207	1,309	1,324	6.75%	7.70%
Bank of Las Vegas	178,777	190,060	5,696	6,441	25,227	26,439	3.19%	3.39%
Nevada Region Total	193,175	205,741	6,668	7,648	26,536	27,763	3.45%	3.72%

Southeast Region:
Pisgah Community Bank(2)	13,454	14,405	878	1,344	2,561	2,951	6.53%	9.33%
Sunrise Bank(2)	41,189	44,982	2,730	2,849	9,887	8,997	6.63%	6.33%
Southeast Region Total	54,643	59,387	3,608	4,193	12,448	11,948	6.60%	7.06%

Parent company and other, net	256	257	1	1	257	257	0.39%	0.39%

Consolidated totals relating to continuing operations	$1,053,702	$1,209,717	$58,682	$63,455	$124,658	$134,443	5.57%	5.25%

(1)	Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control (see Note H).
(2)	Effective May 10, 2013, each of Sunrise Bank and Pisgah Community Bank were closed by their applicable state regulator (see Note O).
(3)	Effective May 14, 2013, Central Arizona Bank was closed by its state regulator (see Note O).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Geographic diversification of Capitol's balance sheet continues to play an important role in risk management and the road to improved financial performance.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  At March 31, 2013, Capitol's primary geographic banking regions include Phoenix, Arizona, Las Vegas, Nevada and the Great Lakes Region.  As of March 31, 2013, 54.7% of the consolidated loan portfolio relates to the Great Lakes Region (58.2% at December 31, 2012) and 45.3% relates to banks located in other regions of the country (41.8% at December 31, 2012).  While concentration levels remain somewhat static compared to the end of 2012, the geographic mix of portfolio loans has changed slightly over the past few years as Capitol has divested banks.  Management believes that these banking regions offer the Corporation the best opportunity to increase market presence, as well as improve performance and resource allocation.

The consolidated allowance for loan losses at March 31, 2013 approximated $58.7 million or 5.57% of total portfolio loans, an increase from the 5.25% ratio at the beginning of the year, as a result of lower charge-offs due to improvement in economic conditions and positive changes in asset quality, along with loan shrinkage and the deconsolidation of a bank subsidiary during the period.  The consolidated allowance for loan losses at March 31, 2013 decreased $4.8 million from the beginning of the year, as the Corporation continued to reduce its loan portfolio in conjunction with its balance sheet deleveraging strategy and as a result of general loan curtailments.  The decrease in the allowance for loan losses is also somewhat reflective of the effects of stabilizing asset quality, as levels of nonperforming loans have declined.

In 2011, the Corporation received regulatory guidance regarding the methodology used to determine the allowance for loan losses at its three largest banks.  The guidance recommended that the banks' methodology be modified such that higher loss rates, in part derived from loan charge-off history on the substandard risk-rated loan pools, be applied to the "watch" rated loans as well as the "pass" (or acceptable credit quality) rated loan pool, the largest category of loans in the banks' portfolios.  Corporate management, in frequent dialogue with the regulators concerning their guidance for determining the allowance for loan losses, evaluated other methodologies permissible in accordance with regulatory pronouncements and industry practices.  As a result of the evaluation, Capitol began to phase in migration analysis effective December 31, 2011.  Since that time, migration analyses have been used, at least in part, to conclude on the appropriate level for the allowance for loan losses at its three largest banks.  The calculations are tailored to each individual bank in order to account for loss histories and market conditions within the markets served by each.  The time periods for the loan portfolio look-back period were selected in such a manner as to capture losses incurred based on current economic conditions.

An independent professional accounting and consulting firm validated the migration technique used by CBC's largest banks for two accounting periods (December 31, 2011 and September 30, 2012).  Based on management's analysis and judgment, and supported by the external firm's validation of the migration technique and the internal validation of the historical loss approach used at the smaller banks, the Corporation believes that the methodologies used in determining the allowance for loan losses meet both regulatory guidance and requirements under United States' generally accepted accounting principles, and represents management's best estimate of probable incurred losses in the consolidated loan portfolio as of March 31, 2013.

At March 31, 2013, the Corporation's largest banking affiliate, Michigan Commerce Bank ("MCB"), tested the adequacy of its allowance for loan losses using multiple techniques which included a methodology developed by the regulatory agencies and the aforementioned migration analysis.  The techniques applied had produced an allowance for loan losses level that resulted in excess reserves ranging from $15.8 million to $28.3 million at March 31, 2013, with the methodology developed by the regulators resulting in a $19.1 million excess reserve.  Since it is currently operating under a Consent Order, written regulatory approval is required for MCB to release any portion of its $19.1 million in excess reserves and record a negative provision for loan losses; as such the Corporation has identified the $19.1 million portion of MCB's allowance for loan losses at March 31, 2013 as unallocated.  On December 21, 2012, MCB formally requested regulatory approval to decrease the unallocated portion of its allowance for loan losses by recording a negative provision expense.  This is the third time that MCB has requested regulatory approval for a reversal.  MCB believes it has complied with all requirements deemed necessary by the regulators in order to be granted such approval,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

including the use of the methodology developed by the regulatory agencies in determining the excess.  A negative provision in the amount suggested above would have a material impact on MCB's results of operations.  Reversal of excess reserves could improve MCB's capital ratio calculation to "adequately-capitalized" or potentially "well-capitalized," dependent upon the amount of the reversal.  To date, the Bank has not received a response from the regulatory agency to its request.

In part due to a continued elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for banks located in the Southeast Region and the Great Lakes Region, approximating 6.60% and 7.12% of portfolio loans, respectively, for each of the regions on a combined basis as of March 31, 2013.

Nonperforming loans approximated $124.7 million at March 31, 2013 and $134.4 million at December 31, 2012 or 11.8% and 11.1% of portfolio loans, respectively.  Of the nonperforming loans at March 31, 2013, $62.8 million or 50.4% (including some loans carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan, consistent with prior periods.  The banks within the Great Lakes Region also maintained $41.0 million of the $58.7 million consolidated allowance for loan losses, or 70.0%, as of March 31, 2013.

Nonperforming loans decreased $9.8 million or 7.3% during the three months ended March 31, 2013, compared to a decrease of $25.9 million or 11.9% in the corresponding period of 2012.  Nonperforming loans have decreased for eleven consecutive quarters.  Of the $9.8 million decline in nonperforming loans for the interim 2013 period, $6.8 million related to the deconsolidation of a bank subsidiary within the Great Lakes Region, $1.3 million related to declines at the remaining Great Lakes Region banks and a $1.2 million decline was experienced within the Nevada Region.  Total nonperforming assets decreased $21.9 million for the three months ended March 31, 2012, compared to a decrease of $18.8 million in the corresponding period of 2012.  Management believes the overall decreases primarily demonstrate signs of stability in several of Capitol's key markets; however, there can be no assurance that future operating results will continue to reflect these recent trends.

At March 31, 2013, the "coverage ratio" of the allowance for loan losses to nonperforming loans (i.e., the allowance as a percentage of nonperforming loans) was 47.1%, approximately the same as at the beginning of the year.  Management views the current level of the coverage ratio as being acceptable, inasmuch as many nonperforming loans already reflect partial write-downs based on the estimated fair value of the underlying real estate for collateral-dependent nonperforming loans.  Comparison of the coverage ratio of the allowance to nonperforming loans is complicated by the accounting rules for loss recognition of impaired loans.  For example, when an impaired, collateral-dependent loan is evaluated based on its fair value as of a particular balance-sheet date, any estimated shortfall is typically recognized as a charge to the allowance for loan losses.  As a result, many nonperforming loans are carried at a written-down level and no allowance component may be necessary at the balance-sheet date.

Of the nonperforming loans at March 31, 2013, about 91.9% were secured by real estate.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies as markets deteriorate.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at March 31, 2013 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

Updated appraisals are generally obtained when it has been determined that a loan has become collateral-dependent.  Adjustments to the loan's carrying value (or requirements for an allocation of the allowance for loan losses) are made, when appropriate, after the review of an appraisal or evaluation.  The timing of when a collateral-dependent loan should be classified as a nonperforming loan is contingent upon several factors, including the performance of the loan, the borrower's payment history and/or results of the bank's review of updated borrower financial information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information received indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered for the loan if it is deemed collateral-dependent.  Loans which are not deemed collateral-dependent will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data or evaluation and after any further fair value analysis is completed on those loans deemed to be collateral-dependent, the loans will be further evaluated for appropriate write-down.  Negative differences between appraised value, less the estimated costs to sell (including delinquent real estate taxes), and the related carrying value of the loans are generally charged to the allowance for loan losses, as partial write-downs/charge-offs, on a timely basis.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Internally-prepared evaluations may be used to estimate the current valuation changes driven by current economic conditions.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

In addition to the identification of nonperforming loans involving borrowers with payment performance difficulties (i.e., nonaccrual loans and loans past-due 90 days or more), management utilizes an internal loan review process to identify other potential problem loans which may warrant additional monitoring or other attention.  This loan review process is a continuous activity which periodically updates internal loan ratings.  When originated, all loans are individually assigned a rating which grades the credits on a risk basis, based on the financial strength of the borrower and guarantors, as well as other factors, such as the nature of the borrower's business climate, local economic conditions and other subjective factors.  The loan rating process is fluid and subjective.

Potential problem loans include loans which are generally performing as agreed; however, because of loan review's and/or lending staff's risk assessment, increased monitoring is deemed appropriate (i.e., "watch" and "substandard, accrual" loans).  In addition, some loans with specific performance issues or other risk factors, such as nonaccrual loans, are assigned a more adverse rating, requiring closer management attention and development of specific remedial action plans.

At March 31, 2013, problem loans (i.e., substandard, nonaccrual loans) and potential problem loans approximated $328.7 million or about 31.2% of total consolidated portfolio loans, compared to approximately $358.5 million or about 29.6% at December 31, 2012, whereas problem and potential problem loans, excluding nonperforming loans, approximated $204.1 million, or 19.4%, of total consolidated loans at March 31, 2013.  Such loans are an important component of management's ongoing and proactive loan review activities, which are designed to early-identify loans which warrant close monitoring at both the bank and corporate credit administration levels.  It is important to note that these potential problem loans do not necessarily have significant loss exposure, but rather are identified by management in this manner to aid in loan administration and risk management.  These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

Included in total impaired loans as of March 31, 2013 and December 31, 2012 is $165.0 million and $185.0 million, respectively, of loans modified and reported as troubled debt restructurings.  These loans decreased $20.0 million during the three months ended March 31, 2013, which was mostly related to the bank subsidiary deconsolidation and the removal from reporting of loans identified as troubled debt restructurings that are in compliance with their modified terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following table presents the activity within troubled debt restructurings for the three months ended March 31, 2013 (in $1,000s):

	Secured by Real Estate
	Commercial	Residential (including multi-family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Total

Beginning balance	$123,654	$35,256	$12,586	$13,378	$104	$184,978

Less troubled debt restructurings of deconsolidated subsidiary	(5,978)	(4,504)	(470)	(1,220)	(9)	(12,181)

New additions	4,473	2,357	94	978		7,902

Payments received, including loans paid in full	(3,524)	(2,184)	(256)	(1,231)	(4)	(7,199)

Charge-offs and other	(359)	(20)	(1,108)	(106)		(1,593)

Troubled debt restructurings removed from reporting(1)	(5,564)	(368)	(628)	(323)		(6,883)

Ending balance	$112,702	$30,537	$10,218	$11,476	$91	$165,024

(1)
Troubled debt restructurings which have an interest rate consistent with market rates at time of restructuring and are in compliance with their modified terms need not continue to be reported as troubled debt restructurings in calendar years after the restructuring took place.

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

The Corporation's other real estate owned decreased $12.2 million during the three months ended March 31, 2013, primarily as a result of sales of properties acquired in foreclosure.

The following table presents the activity within other real estate owned for the three months ended March 31, 2013 (in $1,000s):

Other real estate owned at January 1	$80,963
Properties acquired in restructure of loans or in lieu of foreclosure	6,134
Properties sold	(14,286)
Payments received from tenants, credited to carrying amount	(16)
Write-down of other real estate owned	(1,282)
Less other real estate owned of deconsolidated subsidiary – Note H	(2,718)

Other real estate owned at March 31	$68,795

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Net loss attributable to Capitol for the three months ended March 31, 2013 was approximately $2.5 million compared to a net loss of $7.2 million in the corresponding period of 2012.  The net loss per share attributable to Capitol was $0.06 for the three months ended March 31, 2013 compared to a net loss per share of $0.18 in the corresponding period of 2012.  Net income relating to discontinued operations was not material to the periods presented.

The interim 2013 net loss showed significant improvement compared to the corresponding 2012 interim period.  There was a reduction in the provision for loan losses of $1.4 million to a negative $571,000 for the three months ended March 31, 2013, compared to a provision of $866,000 for the corresponding period of 2012 (excluding discontinued operations), as well as a significant reduction in operating expenses of $3.6 million, or 14.9%, in the 2013 period as compared to the corresponding 2012 period.

Analytical Review

Operating results in all of the Corporation's banking regions improved dramatically for the three months ended March 31, 2013 compared to the same period in 2012.  While total revenues from continuing operations declined by $4.4 million (18.4%) for the quarter ended March 31, 2013 compared to the same period in 2012, due mainly to a significant decline in interest income, net operating losses from continuing operations declined to $2.5 million from $8.1 million, or 69.1%, for the same comparable period.  In the Great Lakes Region, all but one of the region's four banks posted a profit for the three months ended March 31, 2013.  Most of the improvement in operating results is directly related to significantly lower provisions for loan losses and lower costs associated with foreclosed properties and other real estate owned.

The consolidated provision for loan losses decreased significantly for the three months ended March 31, 2013 due to lower levels of loan charge-offs, declining levels of nonperforming loans and stabilizing valuations of collateral-dependent loans, primarily secured by real estate.  The consolidated provision for loan losses was also negative for the three months ended March 31, 2013 as a total of $625,000 of provision expense was reversed at three banks.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

Net interest income for the three months ended March 31, 2013 totaled $13.3 million, a 4.0% decrease compared to $13.9 million in 2012.  The net interest margin decreased to 3.74% for the three months ended March 31, 2013, a 25 basis-point decrease compared to 3.99% for the three months ended December 31, 2012.  Net interest margin increased 22 basis-points to 3.12% for the three months ended March 31, 2012.  The net interest margin for the three months ended March 31, 2013 and December 31, 2012 were positively impacted, as compared to the three months ended March 31, 2012, by the discontinued accrual of interest on the Corporation's trust-preferred securities, as discussed in Note K to the accompanying condensed consolidated financial statements.

Noninterest income for the three months ended March 31, 2013 approximated $4.0 million, a 19.7% increase from the $3.3 million for the same period in 2012.

Noninterest expense totaled $20.8 million for the three-month 2013 period compared to $24.5 million for the comparable period of 2012.  The decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $2.7 million (67.7%) to $1.3 million in the three-month 2013 period ($4.0 million in the corresponding 2012 period), due to stabilizing valuations and reduced holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased to $1.2 million in the three-month 2013 period compared to $1.7 million in the same period of 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

The largest element of noninterest expense is salaries and employee benefits, which approximated $9.4 million for the three months ended March 31, 2013, a decrease of $1.3 million (11.7%) from $10.7 million in the corresponding period of 2012.  The decrease is largely a result of Capitol's ongoing efforts to streamline operations at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following for the three months ended March 31 (in $1,000s):

	2013	2012 (1)

Insurance expense	$642	$500
Professional fees	374	667
Legal fees	369	813
Bank services (ATMs, telephone banking and Internet banking)	244	261
Loan and collection expense	239	303
Taxes other than income taxes	216	121
Other	3,278	1,488

Total	$5,362	$4,153

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

The $1.8 million increase in other noninterest expense primarily relates to the deconsolidation transactions discussed in Note H to the accompanying condensed consolidated financial statements.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Operating results for the three months ended March 31 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2013	2012	2013	2012(4)	2013	2012	2013	2012
Arizona Region:
Central Arizona Bank(6)	$307	$439	$(52)	$(251)
Sunrise Bank of Albuquerque	526	657	(133)	(288)
Sunrise Bank of Arizona	2,860	3,487	120	(988)	10.73%		0.23%
Arizona Region Total	3,693	4,583	(65)	(1,527)

Great Lakes Region:
Bank of Maumee	383	411	(142)	(95)
Capitol National Bank(3)	1,042	1,922	56	57	3.06%	2.09%	0.24%	0.14%
Indiana Community Bank	1,213	1,391	3	(150)	0.16%		0.01%
Michigan Commerce Bank	9,245	11,705	235	682	5.19%		0.15%
Great Lakes Region Total	11,883	15,429	152	494

Nevada Region:
1st Commerce Bank	232	264	74	(215)	77.33%		1.39%
Bank of Las Vegas	3,326	3,103	222	(1,307)	17.68%		0.36%
Nevada Region Total	3,558	3,367	296	(1,522)

Southeast Region:
Pisgah Community Bank(5)	102	316	--	(427)
Sunrise Bank(5)	836	992	(528)	(1,409)
Southeast Region Total	938	1,308	(528)	(1,836)

Parent company and other, net	(353)	(535)	(2,362)	(3,711)

Consolidated totals for continuing operations	$19,719	$24,152	$(2,507)	$(8,102)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)	Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control (see Note H).
(4)	As adjusted for the retrospective effect of a change in accounting principle (see Note C).
(5)	Effective May 10, 2013, each of Sunrise Bank and Pisgah Community Bank were closed by their applicable state regulator (see Note O).
(6)	Effective May 14, 2013, Central Arizona Bank was closed by its state regulator (see Note O).

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $208.0 million during the three months ended March 31, 2013 compared to a $76.6 million decrease in the corresponding period of 2012.  Brokered deposits approximated $495,000 as of March 31, 2013, or less than 1% of total deposits, as the banks have sought to reduce use of that funding source based on maturity and interest rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  In addition, deposits have decreased as part of the banks' deleveraging strategy and as customers bring deposits within the FDIC insured limit.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 20.3% of total deposits at March 31, 2013, a slight decrease from 20.9% at December 31, 2012.  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  Further, some of this small decrease can be attributed to the expiration of the FDIC's transaction account guarantee ("TAG") program at December 31, 2012, which previously provided for unlimited insurance on noninterest bearing demand deposit accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Cash and cash equivalents amounted to $273.0 million, or 19.5%, of total assets at March 31, 2013, compared to $326.8 million, or 20.2%, of total assets at December 31, 2012, as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities and other real estate owned were used to reduce debt obligations or were deployed into liquid assets.  However, $44.8 million of the $53.8 million decline in cash and cash equivalents was related to the deconsolidation of a bank subsidiary.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into investment securities during a low interest rate environment and a cautious approach to, and capital restrictions associated with, making new loans in an uncertain economy.  Management believes Capitol's liquidity position at March 31, 2013 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At March 31, 2013, Capitol's banks had approximately $16.2 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $3.4 million at March 31, 2013 and additional borrowing capacity approximated $100.1 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and related matters.  Total notes payable and other borrowings, exclusive of Federal Home Loan Bank borrowings, were $3.5 million at March 31, 2013.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval from that agency.  Accrued interest payable on such securities approximated $33.3 million at March 31, 2013 and December 31, 2012.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.  The accrual of interest was discontinued as of the bankruptcy filing date.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (9.3)% at March 31, 2013 and (7.9)% at December 31, 2012.  As of March 31, 2013, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $5.7 million.  Capitol's equity deficit increased in the interim 2013 period due to the $2.5 million net loss for the interim 2013 period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the banks included in Capitol's consolidation as of March 31, 2013:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(2)		Capital Ratio(2)		Capital Ratio(2)		Regulatory Classification(1)(2)
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Arizona Region:
Central Arizona Bank(6)	2.13%	2.04%	2.87%	2.08%	4.18%	4.11%	significantly- undercapitalized	significantly- undercapitalized
Sunrise Bank of Albuquerque	4.02%	2.01%	5.19%	2.71%	6.48%	4.00%	undercapitalized	significantly- undercapitalized
Sunrise Bank of Arizona	2.27%	2.05%	2.80%	2.61%	4.06%	3.88%	significantly- undercapitalized	significantly- undercapitalized

Great Lakes Region:
Bank of Maumee	3.82%	4.00%	5.96%	5.92%	7.25%	7.21%	undercapitalized	undercapitalized
Indiana Community Bank	8.45%	8.33%	11.28%	11.23%	12.56%	12.51%	adequately-capitalized(3)	adequately-capitalized(3)
Michigan Commerce Bank	3.39%	2.61%	4.59%	3.52%	5.93%	4.84%	significantly- undercapitalized	significantly- undercapitalized

Nevada Region:
1st Commerce Bank	2.44%	2.03%	3.46%	2.77%	4.77%	4.09%	significantly- undercapitalized	significantly- undercapitalized
Bank of Las Vegas	2.22%	2.01%	2.91%	2.60%	4.18%	3.87%	significantly- undercapitalized	significantly- undercapitalized

Southeast Region:
Pisgah Community Bank(5)	2.48%	2.14%	3.70%	3.43%	5.01%	4.77%	significantly- undercapitalized	significantly- undercapitalized
Sunrise Bank(5)	1.39%	2.07%	2.08%	3.06%	3.39%	4.37%	critically- undercapitalized	significantly- undercapitalized

Consolidated totals	(9.89)%	(8.68)%	(13.97)%	(11.69)%	(13.97)%	(11.69)%	less than adequately- capitalized(4)	less than adequately- capitalized(4)

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
Significantly-Undercapitalized – Does not meet the criteria for "undercapitalized," but has Tier 1 leverage ratio of 2% or more.
Critically-Undercapitalized – Institutions with a Tier 1 leverage ratio below 2%.

(2)	Ratios and regulatory classifications are based on the banks' regulatory reports filed at original due date on or before April 30, 2013.
(3)
Institution is subject to a formal enforcement action and, accordingly, cannot be classified better than "adequately-capitalized" even though the risk-based capital ratios would otherwise suggest "well-capitalized" classification.

(4)
Bank holding companies are required to maintain a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage ratio of 4% or more.  The Bank Holding Company Act does not provide uniform terminology to describe bank holding companies exceeding or falling below required capital levels.

(5)	Effective May 10, 2013, each of Sunrise Bank and Pisgah Community Bank were closed by their applicable state regulator (see Note O).
(6)	Effective May 14, 2013, Central Arizona Bank was closed by its state regulator (see Note O).

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at March 31, 2013.

Capitol's total risk-based capital ratio at March 31, 2013 was adversely impacted by the exclusion of approximately $165.2 million of previously-qualifying Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at March 31, 2013 resulted primarily from operating losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

In addition to Capitol's consolidated regulatory capital classification at March 31, 2013, several of its bank subsidiaries had capital levels resulting in classification as "significantly-undercapitalized" at that date.  Further, one bank subsidiary had capital levels resulting in regulatory capital classification as "critically-undercapitalized" at that date; however, this subsidiary was subsequently closed by its state regulator (see Note O).  Regarding banks classified as less than "adequately-capitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Proceeds from the sale of banks through March 31, 2013 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than "adequately-capitalized" bank subsidiaries further, through the allocation of proceeds from the pending divestiture of certain bank subsidiaries.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, the financial restructuring plan discussed later in this narrative, gains on divestiture of bank subsidiaries and other initiatives.

Going-Concern Considerations

As of March 31, 2013, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

•	The Corporation has filed for protection under Chapter 11;
•	An equity deficiency approximating $145.5 million;
•	The recent seizure of three subsidiary banks and the potential seizure of one additional subsidiary bank;
•	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
•	Numerous banking subsidiaries with regulatory capital classification as "significantly-undercapitalized";
•
Certain banking subsidiaries which are generally subject to formal enforcement actions and informal regulatory agreements have received "prompt corrective action" notifications and/or directives from the FDIC, which require timely action by bank management and the respective boards of directors to resolve regulatory capital ratios which result in classification as less than "adequately-capitalized" (the basis of a PCAN) or to submit an acceptable capital restoration plan to the FDIC (the basis of a PCAD), and it is likely additional PCANs and/or PCADs may be issued in the future and/or the banking subsidiaries may be unable to satisfactorily resolve such notices and/or directives;

•
Capitol has sold several of its banking subsidiaries during the past few years and has other divestiture transactions pending (see Note L to the accompanying condensed consolidated financial statements).  The proceeds from those divestitures have been redeployed at certain remaining banking subsidiaries which have experienced a significant erosion of capital due to operating losses.  While such proceeds have been a significant source of funds for redeployment, the Corporation will need to raise significant other sources of new capital in the future;

•
The Corporation and substantially all of its banking subsidiaries are operating under various regulatory enforcement actions, which place a number of restrictions on them and impose other requirements limiting activities, requiring preservation of capital and improvement in regulatory capital measures, reduction of nonperforming assets and other things for which the entities have not achieved full compliance;

•	Elevated levels of nonperforming loans and other nonperforming assets as a percentage of consolidated loans and total assets, respectively; and
•	Losses from continuing operations, resulting from elevated provisions for loan losses and costs associated with foreclosed properties and other real estate owned in prior periods.

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

Capitol has commenced several initiatives and other actions to mitigate these going-concern considerations and to improve its financial condition, equity, regulatory capital and regulatory compliance.  Improvement in Capitol's and its banking subsidiaries' capitalization, financial position, asset quality and results of operations requires multi-faceted efforts, which are currently being considered in the following areas, among others:

•	Raising significant amounts of new equity capital pursuant to the Chapter 11 Plan of Reorganization;
•	Completion of a proposed financial restructuring plan;
•	Completion of pending divestitures;
•	Further reductions in nonperforming assets;
•	Stabilization of provisions for loan losses and impairment losses; and
•	Further reductions in operating expenses through potential divestitures or mergers of bank subsidiaries and continued streamlining of corporate operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations – Continued

In late 2008, the Federal Reserve took unprecedented action to reduce the overnight interbank lending rate to near zero, which caused banks across the country to reduce short-term rate indices used to price retail and commercial loans and deposits.  Further, in December 2011, the Federal Reserve indicated plans to hold short-term market interest rates near zero through 2013.  As the prime rate fell, asset sensitive institutions generally experienced margin compression as floating rate loans repriced more quickly and in greater volume than funding liabilities.  Capitol's subsidiary banks mitigated the effect through increased use of interest rate floors on new and renewed loans and swift reduction of deposit rates.  As many of Capitol's subsidiary banks reduced loan volume, they were able to maintain liquidity levels while significantly reducing non-core funding dependency and lowering retail deposit rates.

Capitol and its banking subsidiaries, along with the entire banking industry, are subject to significant regulatory requirements which impact current and future operations.  In addition to the extent of regulatory interaction with financial institutions, extensive rules and regulations governing lending activities, deposit gathering and capital adequacy, among others, translate into a significant cost burden.  Such costs include the amount of management time and expense incurred in developing systems and maintaining compliance with those rules and regulations, as well as the cost of examinations, audits and other compliance activities.  The future of financial institution regulation, and its costs, is uncertain and difficult to predict.

Pending Divestiture of Banks

Capitol has entered into a definitive agreement to sell its controlling interest held by a bank-development subsidiary in Bank of Maumee.  Total proceeds from this pending sale are expected to approximate $740,000, resulting in a projected gain of $85,000 (less than $0.01 per common share) based on Capitol's investment in the bank as of March 31, 2013.  The sale is subject to regulatory approval and other contingencies.

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

In addition, Capitol agreed to:  (i) submit to the Reserve Bank a written plan to maintain sufficient capital at Capitol on a consolidated basis and at Michigan Commerce Bank (as Capitol's largest bank subsidiary and a separate legal entity on a stand-alone basis); (ii) notify the Reserve Bank no more than 30 days after the end of any quarter in which Capitol's consolidated or Michigan Commerce Bank's capital ratios fall below the approved capital plan's minimum ratios as well as if any subsidiary institution's ratios fall below the minimum ratios required by the institution's federal or state regulator; (iii) review and revise its ALLL methodology for loans held by Capitol and submit to the Reserve Bank a written program for maintenance of an adequate ALLL for loans held by Capitol; (iv) take all necessary actions to ensure each of its subsidiary institutions comply with Federal Reserve regulations; (v) refrain from increasing any fees or charging new fees to any subsidiary institution without the prior written consent of the Reserve Bank; (vi) submit to the Reserve Bank a written plan to enhance the consolidated organization's risk management practices, a strategic plan to improve the consolidated organization's operating results and overall condition, and cash flow projections; (vii) comply with laws and regulations regarding senior executive officer positions and severance payments; and (viii) provide quarterly reports to the Reserve Bank regarding these undertakings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters – Continued

Many of Capitol's bank subsidiaries have entered into formal enforcement actions (as well as informal agreements) with their applicable regulatory agencies.  Those enforcement actions provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.  The banks generally subject to such enforcement actions are noted as such in the regulatory capital detail appearing on page 47 of this document.  In all instances where Capitol or its banks are subject to formal enforcement actions or informal agreements, corporate and/or bank management, as the case may be, and their boards of directors are fully committed and working proactively towards achieving compliance with those enforcement actions and improving their entity's financial condition.

On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division (the "New Mexico FID") issued a written notice of its intention to take possession and control of Sunrise Bank of Albuquerque and its assets for the purpose of the reorganization or liquidation through receivership if certain findings of the New Mexico FID were not corrected by December 20, 2012.  In the event that such a reorganization or liquidation of Sunrise Bank of Albuquerque had taken place, the FDIC would have experienced losses and such losses could have been assessed against the Corporation's other depository institution subsidiaries.  Such liability would likely have had a material adverse effect on the financial condition of any assessed subsidiary institution and on the Corporation as the common parent.  In February 2013, Capitol provided Sunrise Bank of Albuquerque with a $1 million capital injection to raise the Bank's capital level to 4.00% and thus satisfied the New Mexico FID mandate.  The Bank continues to provide banking services in a normal manner, including maintaining FDIC insurance for its depositors.  However, if the Bank's capital level falls below 4.00% in future quarters, the New Mexico FID may reissue a notice of intent to take possession.

On May 10, 2013, Sunrise Bank, a subsidiary bank of Capitol, was closed by the Georgia Department of Banking and Finance and the FDIC was appointed as receiver of Sunrise Bank.  The FDIC entered into a purchase and assumption agreement with Synovus Bank, based in Columbus, Georgia, to assume all of the deposits of Sunrise Bank.  As the owner of substantially all of the capital stock of Sunrise Bank, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of Sunrise Bank or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

Also on May 10, 2013, Pisgah Community Bank ("PCB"), a subsidiary bank of Capitol, was closed by the North Carolina Office of the Commissioner of Banks and the FDIC was appointed as receiver of PCB.  The FDIC entered into a purchase and assumption agreement with Capital Bank, NA, based in Rockville, Maryland, to assume all of the deposits of PCB.  As the owner of substantially all of the capital stock of PCB, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of PCB or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

On May 14, 2013, Central Arizona Bank ("CAB"), a subsidiary bank of Capitol, was closed by the Arizona Department of Financial Institutions and the FDIC was appointed as receiver of CAB.  The FDIC entered into a purchase and assumption agreement with Western State Bank, based in Devils Lake, North Dakota, to assume all of the deposits of CAB.  As the owner of substantially all of the capital stock of CAB, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of CAB or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

In addition, the Corporation received notice that a state regulatory authority attempted to close one other subsidiary bank on May 10, 2013.  This bank was successful in obtaining a temporary injunction in its state court against the closing of the bank.  The likelihood of the bank avoiding future seizure by its state regulatory authority is not known at this time.  Sufficient funds are in escrow to support the bank; however, such funds are pending approval of the FDIC prior to the release of those funds.  Additionally, the bank is subject to a merger application that is similarly awaiting regulatory review.

Regulatory capital matters are set forth in Note N of the accompanying condensed consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters – Continued

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies including the removal of trust-preferred securities as a permitted component of a holding company's Tier 1 capital, following a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, currently remains uncertain.

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

Tax Matters

As of December 31, 2012, Capitol had recorded a $6.4 million tax liability pursuant to an Internal Revenue Service examination of the Corporation's 2009 income tax return which denied the deductibility of certain expenses in 2009, including expenses associated with other real estate owned.  These expenses will be deductible by Capitol over a period of three years, beginning with the 2010 income tax return.  Potential interest charges related to the final assessed liability have been estimated at $422,000 which Capitol recorded in other noninterest expense in the fourth quarter of 2012.  On March 1, 2013, the Office of the Chief Counsel – Internal Revenue Service concluded that, in large part, the banking industry's treatment of deducting other real estate owned expenses for tax purposes was appropriate.  As a result of this ruling, Capitol reduced its tax liability by $1.5 million to a net liability of $4.9 million as of March 31, 2013, for expense deductions taken in 2009 related to other real estate owned activities.

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
AND RESULTS OF OPERATIONS – Continued

Tax Matters – Continued

tax was due for the year ended December 31, 2010 in the amount of $202,000, including penalties and interest.  In response to these notices, Capitol filed a Petition with the Michigan Tax Tribunal on October 30, 2012, formally appealing the 2009 findings and stating that all required returns were properly filed and all associated Michigan Business Tax due was paid.  In addition, Capitol also requested an informal hearing with the State in regard to the 2009 and 2010 returns, which has been granted, but not yet scheduled.

Further, the State of Michigan filed an objection to the confirmation of Capitol's Joint Plan of Reorganization with the Court on September 5, 2012, in which it alleged the Corporation has outstanding, unfiled Michigan Business Tax returns for 2009, 2010 and 2011, and owes $1.0 million in unpaid taxes, interest and penalties; Capitol believes this alleged amount due is inclusive of the amounts reflected in the two notices subsequently received by Capitol.  Capitol responded to the State's objection by filing a reply with the Court on October 8, 2012, in which the Corporation submitted that all required returns for 2009, 2010 and 2011 were properly filed and all tax due was paid.

In July 2011, Capitol adopted a Tax Benefits Preservation Plan (the "Plan") designed to preserve substantial tax assets.  Capitol's tax attributes include net operating losses that could be utilized in certain circumstances to offset future taxable income and to reduce federal income tax liability.  Capitol's ability to use these tax attributes would be substantially limited if an "ownership change" was to occur, as defined under Section 382 of the Internal Revenue Code and related IRS pronouncements.  In accordance with the provisions of the Plan, Capitol's board of directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock distributable to shareholders of record as of August 1, 2011, as well as to holders of common stock issued subsequent to that date, which would only be activated if triggered under the Plan.

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

Other Corporate Matters

Bankruptcy Proceedings

On June 22, 2012, Capitol solicited votes from all debt and equity holders for a prepackaged plan of reorganization (the "Standby Plan") for Capitol and its affiliate, Financial Commerce Corporation ("FCC").  The Standby Plan contemplated the conversion of all current trust-preferred security holders, unsecured senior note holders, current preferred equity shareholders and current common equity shareholders into new classes of common stock.

Voting on the Standby Plan expired on July 27, 2012.  The results were overwhelmingly in support of the Standby Plan.  Accordingly, on August 9, 2012, Capitol and FCC proceeded with filing a voluntary joint prepackaged bankruptcy petition in order to restructure its debt and streamline its capital structure.  Capitol's banking subsidiaries were not part of the filing and continue to conduct business on an uninterrupted basis.  Capitol was also granted a motion by the Court requiring that trading in the Corporation's senior notes, trust-preferred securities, preferred stock and common stock be restricted to preserve certain of its deferred tax assets.  The bankruptcy proceedings are still in process.  Capitol expects to amend and restate its original bankruptcy plan and file a related disclosure statement soon after the filling of this Report on Form 10-Q and, subject to bankruptcy court approval, intends to solicit creditor approval of the amended plan.

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

Upon completion of the Joint Plan of Reorganization, Capitol's consolidated financial statements as of the following quarter-end date will reflect the assets and liabilities of Capitol, inclusive of adjustments for fresh-start accounting.  The consolidated financial statements will also include a Statement of Operations and a Statement of Comprehensive Income for (1) the period from January 1, 2013 until the date of emergence from bankruptcy and (2) the period from the date of emergence until the following quarter-end date.

Impact of Accounting Standards Updates

Certain accounting standards updates were issued or became effective in 2013.  They are discussed in Note D of the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Capitol's critical accounting policies are described on pages F-47 – F-49 of the financial section of its 2012 Annual Report.  In the circumstances of Capitol, management believes its "critical accounting policies" are those which encompass the use of estimates in determining the allowance for loan losses (because of inherent subjectivity), accounting for income taxes and its consolidation policy.

[The remainder of this page intentionally left blank]

PART I, ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Information about Capitol's quantitative and qualitative disclosures about market risk were included in Capitol's Annual Report on Form 10-K for the year ended December 31, 2012.  Capitol does not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein (Part I, Item 2), under the caption, "Trends Affecting Operations."

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Capitol evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Disclosure Controls").  The Disclosure Controls are designed to allow Capitol to reach a reasonable level of assurance that information required to be disclosed by Capitol in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of Capitol's management, including the Chief Executive Officer ("CEO") and the Principal Accounting Officer ("PAO"). Based upon the Controls Evaluation and subsequent discussions and actions by Capitol as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("Form 10-K") and above, the CEO and PAO have concluded that as of March 31, 2013, Capitol's Disclosure Controls were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended March 31, 2013, no changes in Capitol's "internal control over financial reporting," as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect Capitol's Internal Control.

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

G3 Properties LLC, et al. v Capitol Bancorp Ltd. et al., Ingham Circuit Case No. 11-39-CZ

Plaintiffs, investors in Capitol Development Bancorp Limited VIII ("CDBL VIII", a subsidiary of Capitol), sued Capitol.  Plaintiffs allege that certain transactions between CDBL VIII and Capitol were improper.  Capitol refutes that allegation.  Discovery is ongoing, and a trial date of December 16, 2013 has been set.

Item 1A.
Risk Factors.

Other than as set forth below, during the three months ended March 31, 2013, there were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2012.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

There is a risk of potential cross-guaranty liability relating to Capitol's banking subsidiaries resulting from recent bank closures.

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

On May 10, 2013, each of Sunrise Bank and Pisgah Community Bank were closed by their applicable state regulator and placed into receivership with the FDIC.  On May 14, 2013, Central Arizona Bank was closed by its state regulator and placed into receivership with the FDIC.  It is likely that the FDIC will experience losses in connection with these closures, and the FDIC could assess such losses against the Corporation's other depository institution subsidiaries.  Such liability would have a material adverse effect on the financial condition of any assessed subsidiary institution and on Capitol as the common parent.  Such liability could also have a material adverse effect on Capitol's ability to emerge from bankruptcy protection.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Mine Safety Disclosures. Not applicable.

PART II.  OTHER INFORMATION – Continued

Item 5.	Other Information. None.
Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle
31.1	Certification of Chief Executive Officer, Joseph D. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files formatted in XBRL (eXtensible Business
Reporting Language) pursuant to Rule 405 of Regulation S-T,
including: (i) Condensed Consolidated Balance Sheets, (ii)
Condensed Consolidated Statements of Operations, (iii)
Condensed Consolidated Statements of Comprehensive Loss, (iv)
Condensed Consolidated Statements of Changes in Equity, (v)
Condensed Consolidated Statements of Cash Flows and (vi)
Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)
Date: May 15, 2013	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: May 15, 2013	/s/ Marie D. Walker Marie D. Walker Director of Corporate Accounting (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive data files formatted in XBRL (eXtensible Business Reporting Language)
pursuant to Rule 405 of Regulation S-T, including: (i) Condensed Consolidated Balance
Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed
Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated
Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows
and (vi) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.