Form 10-Q
period 2013-06-30
CAPITOL BANCORP LTD
filed 2013-08-14
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, No par value	41,174,479 shares

[The remainder of this page intentionally left blank]

FORWARD-LOOKING STATEMENTS

Some statements contained in this document, including consolidated financial statements of Capitol Bancorp Limited ("Capitol" or the "Corporation"), Management's Discussion and Analysis of Financial Condition and Results of Operations and in documents incorporated into this document by reference that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements of Capitol and/or its subsidiaries and other operating units to differ materially from those contemplated in such forward-looking statements.  The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "could," "believe," "may," "might," and similar expressions also are intended to identify forward-looking statements.  Important factors which may cause actual results to differ from those contemplated in such forward-looking statements include, but are not limited to:

•            Capitol's ability to implement its proposed liquidation plan or successfully emerge from Chapter 11 bankruptcy and  restructure its existing unsecured debt obligations;

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

•            The recent seizure of four of Capitol's subsidiary banks by applicable state banking regulators and the Federal Deposit Insurance Corporation ("FDIC");

•            The possibility of the FDIC or an applicable state banking regulator seizing more of Capitol's subsidiary banks;

•            The possibility of the FDIC assessing Capitol's banking subsidiaries for any cross-guaranty liability for recently seized banks or losses arising from any additional bank closures;

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

PART I, ITEM 1

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012
(in $1,000s, except share and per-share data)

	(Unaudited) June 30, 2013	December 31, 2012
		As Adjusted (Note C)
ASSETS
Cash and due from banks	$27,034	$48,280
Money market and interest-bearing deposits	232,316	241,454
Cash and cash equivalents	259,350	289,734
Investment securities available for sale, carried at fair value -- Note E	15,154	15,686
Federal Home Loan Bank and Federal Reserve Bank stock (carried on the basis of cost) -- Note E	8,369	9,847
Portfolio loans, less allowance for loan losses of $37,204 in 2013 and $56,616 in 2012 -- Note F	868,524	1,053,052
Premises and equipment	17,195	19,028
Accrued interest income	3,003	3,576
Other real estate owned	50,298	69,050
Other assets	10,807	14,849
Assets of discontinued operations -- Note G	-	146,480

TOTAL ASSETS	$1,232,700	$1,621,302

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	242,193	302,528
Interest-bearing	918,818	1,101,324
Total deposits	1,161,011	1,403,852
Notes payable and other borrowings	4,926	5,426
Accrued interest on deposits and other liabilities	7,649	5,944
Liabilities of discontinued operations -- Note G	-	143,335
Liabilities subject to compromise -- Note B	195,792	200,293
Total liabilities	1,369,378	1,758,850

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Note N:
Preferred stock (Series A), 700,000 shares authorized ($100 per-share liquidation preference); 50,980 shares issued and outstanding	5,098	5,098
Preferred stock (for potential future issuance), 19,300,000 shares authorized (none issued and outstanding)	-	-
Common stock, no par value, 1,500,000,000 shares authorized; issued and outstanding: 2013 - 41,174,479 shares; 2012 - 41,177,479 shares	292,092	292,092
Retained-earnings deficit	(417,189)	(424,022)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Accumulated other comprehensive income	7	72
Total Capitol Bancorp Limited stockholders' equity deficit	(120,533)	(127,301)
Noncontrolling interests in consolidated subsidiaries	(16,145)	(10,247)
Total equity deficit	(136,678)	(137,548)

TOTAL LIABILITIES AND EQUITY	$1,232,700	$1,621,302

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012
(in $1,000s, except per-share data)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
		As Adjusted (Note C)		As Adjusted (Note C)
Interest income:
Portfolio loans (including fees)	$13,202	$17,790	$27,466	$36,444
Loans held for sale	1	8	1	20
Taxable investment securities	41	43	76	91
Other	226	272	428	546
Total interest income	13,470	18,113	27,971	37,101
Interest expense:
Deposits	1,803	2,955	3,866	6,427
Debt obligations and other	92	2,589	196	5,634
Total interest expense	1,895	5,544	4,062	12,061
Net interest income	11,575	12,569	23,909	25,040
Provision for loan losses -- Note F	(12,196)	230	(11,980)	891
Net interest income after provision for loan losses	23,771	12,339	35,889	24,149
Noninterest income:
Service charges on deposit accounts	434	591	910	1,195
Trust and wealth-management revenue	729	701	1,450	1,424
Fees from origination of non-portfolio residential mortgage loans	67	143	126	304
Gain on sale of government-guaranteed loans	-	167	-	362
Other	1,754	1,864	4,239	3,336
Total noninterest income	2,984	3,466	6,725	6,621
Noninterest expense:
Salaries and employee benefits	8,216	10,104	16,890	19,922
Occupancy	1,954	2,068	4,006	4,293
Equipment rent, depreciation and maintenance	1,081	1,327	2,188	2,655
Costs (income) associated with foreclosed properties and other real estate owned	(92)	4,377	1,106	7,344
FDIC insurance premiums and other regulatory fees	1,134	1,459	2,227	2,952
Other	2,816	4,900	7,659	8,556
Total noninterest expense	15,109	24,235	34,076	45,722
Income (loss) before reorganization items and income taxes (benefit)	11,646	(8,430)	8,538	(14,952)
Reorganization items -- Note B	755	-	1,835	-
Income (loss) before income taxes (benefit)	10,891	(8,430)	6,703	(14,952)
Income taxes (benefit)	-	1	(1,547)	(44)
Income (loss) from continuing operations	10,891	(8,431)	8,250	(14,908)
Discontinued operations -- Note G:
Loss from operations of bank subsidiaries discontinued	(654)	(1,417)	(520)	(3,315)
Gain (loss) on bank subsidiaries discontinued	(1,258)	-	(1,258)	126
Less income tax benefit	-	80	-	62
Loss from discontinued operations	(1,912)	(1,497)	(1,778)	(3,251)
NET INCOME (LOSS)	8,979	(9,928)	6,472	(18,159)
Net losses attributable to noncontrolling interests in consolidated subsidiaries	321	339	361	1,358

NET INCOME (LOSS) ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$9,300	$(9,589)	$6,833	$(16,801)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED -- Note J	$0.23	$(0.23)	$0.17	$(0.41)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012
(in $1,000s)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
		As Adjusted (Note C)		As Adjusted (Note C)

NET INCOME (LOSS)	$8,979	$(9,928)	$6,472	$(18,159)

Other comprehensive loss, net of tax:
Unrealized losses arising during the period	(61)	(1)	(65)	(9)

COMPREHENSIVE INCOME (LOSS)	8,918	(9,929)	6,407	(18,168)

Comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	321	339	361	1,358

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$9,239	$(9,590)	6,768	(16,810)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Six Months Ended June 30, 2013 and 2012
(in $1,000s, except share and per-share data)

	Capitol Bancorp Limited Stockholders' Equity
	Preferred Stock	Common Stock	Retained- Earnings (Deficit)	Undistributed Common Stock Held by Employee- Benefit Trust	Accumulated Other Comprehensive Income (Loss)	Total Capitol Bancorp Limited Stockholders' Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity (Deficit)

Six months ended June 30, 2012

Balances at December 31, 2011, as previously reported	$5,098	$292,135	$(404,846)	$(541)	$70	$(108,084)	$(563)	$(108,647)

Cumulative effect of change in accounting principle -- Note C			4,128			4,128		4,128

Balances at January 1, 2012, as adjusted	5,098	292,135	(400,718)	(541)	70	(103,956)	(563)	(104,519)

Reduction in noncontrolling interest of sold subsidiaries						-	(3,692)	(3,692)

Reduction in investment of subsidiaries due to change in ownership			(78)			(78)	78	-

Surrender of 859 shares of common stock to facilitate vesting of restricted stock		-				-		-

Reversal of compensation expense relating to 500 forfeited restricted common stock shares and stock options		(4)				(4)		(4)

Recognition of compensation expense relating to restricted common stock and stock options		65				65		65

Tax effect of share-based payments		(17)				(17)		(17)

Net loss			(16,801)			(16,801)	(1,358)	(18,159)

Other comprehensive loss					(9)	(9)		(9)

BALANCES AT JUNE 30, 2012	$5,098	$292,179	$(417,597)	$(541)	$61	$(120,800)	$(5,535)	$(126,335)

Six months ended June 30, 2013

Balances at December 31, 2012, as previously reported	$5,098	$292,092	$(430,590)	$(541)	$72	$(133,869)	$(10,247)	$(144,116)

Cumulative effect of change in accounting principle -- Note C			6,568			6,568		6,568

Balances at January 1, 2013, as adjusted	5,098	292,092	(424,022)	(541)	72	(127,301)	(10,247)	(137,548)

Reduction in noncontrolling interest of subsidiaries discontinued						-	(47)	(47)

Reduction in investment in subsidiaries due to change in ownership						-	(5,490)	(5,490)

Reversal of compensation expense relating to 3,000 forfeited restricted common stock shares and stock options		(3)				(3)		(3)

Recognition of compensation expense relating to restricted common stock and stock options		3				3		3

Net income (loss)			6,833			6,833	(361)	6,472

Other comprehensive loss					(65)	(65)		(65)

BALANCES AT JUNE 30, 2013	$5,098	$292,092	$(417,189)	$(541)	$7	$(120,533)	$(16,145)	$(136,678)

See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2013 and 2012
(in $1,000s)

	2013	2012
		As Adjusted (Note C)

OPERATING ACTIVITIES
Net income (loss)	$6,472	$(18,159)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities (including discontinued operations):
Provision for loan losses	(12,766)	1,721
Depreciation of premises and equipment	1,572	2,081
Reorganization items	1,835	-
Net amortization of investment security premiums	40	79
Loss on sale of premises and equipment	62	21
Gain on sale of government-guaranteed loans	-	(475)
Loss (gain) on bank subsidiaries discontinued	1,781	(126)
Loss (gain) on sale of other real estate owned	(1,747)	535
Write-down of other real estate owned	1,977	7,936
Amortization of issuance costs of subordinated debentures	-	51
Share-based compensation expense	-	61
Deferred income tax expense (credit)	2	(201)
Originations and purchases of loans held for sale	(921)	(14,300)
Proceeds from sales of loans held for sale	921	15,909
Decrease in accrued interest income and other assets	8,674	3,634
Decrease in accrued interest expense on deposits and other liabilities	(4,360)	(437)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	3,542	(1,670)

INVESTING ACTIVITIES
Proceeds from calls, prepayments and maturities of investment securities	3,393	10,345
Purchases of investment securities	(3,997)	(6,622)
Redemption of Federal Home Loan Bank stock by issuer	971	849
Purchases of Federal Home Loan Bank stock	-	(31)
Net decrease in portfolio loans	100,628	112,208
Proceeds from sales of government-guaranteed loans	-	4,241
Proceeds from sales of premises and equipment	34	45
Purchases of premises and equipment	(216)	(1,402)
Proceeds from sale of bank subsidiaries	1,000	4,060
Payments received on other real estate owned	69	34
Proceeds from sales of other real estate owned	26,478	24,505

NET CASH PROVIDED BY INVESTING ACTIVITIES	128,360	148,232

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts	34,554	56,769
Net decrease in certificates of deposit	(157,311)	(189,666)
Net payments on debt obligations	-	(423)
Proceeds from Federal Home Loan Bank borrowings	500	43,501
Payments on Federal Home Loan Bank borrowings	(2,000)	(62,918)
Tax effect of share-based payments	-	(17)

NET CASH USED IN FINANCING ACTIVITIES	(124,257)	(152,754)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,645	(6,192)

Change in cash and cash equivalents of discontinued operations	6,724	(9,078)

Change in cash and cash equivalents of deconsolidated subsidiary	(44,753)	-

Cash and cash equivalents at beginning of period	289,734	319,453

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259,350	$304,183

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations	4,683	14,240
Transfers of loans to other real estate owned	8,409	30,794

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

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

For comparative purposes, original balances as previously reported in periods prior to June 30, 2013 have been adjusted to exclude amounts related to discontinued operations (see Note G).

The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Bankruptcy Filings

On August 9, 2012, Capitol and its affiliate Financial Commerce Corporation ("FCC"), (collectively the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Michigan (the "Bankruptcy Court").  The Debtors' Chapter 11 Cases (the "Chapter 11 Cases") are being jointly administered under Case Number 12-58409.  Capitol and FCC continue to operate their businesses and manage their properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Capitol's banking subsidiaries are not part of the filing and continue to conduct business on an uninterrupted basis.

On May 16, 2013, Capitol and FCC filed a proposed Joint Liquidating Plan of Capitol Bancorp Ltd. and Financial Commerce Corporation (the "Joint Liquidating Plan") and related Disclosure Statement with the Bankruptcy Court for the resolution of outstanding claims against and equity security interests in the Debtors.  The Joint Liquidating Plan superseded the prepackaged plan of reorganization filed by Capitol and FCC with the Bankruptcy Court in August 2012, which was withdrawn.  On May 22, 2013, Capitol and FCC filed an Amended Disclosure Statement (the "Amended Disclosure Statement"), which superseded the Disclosure Statement filed on May 16, 2013.

On July 17, 2013, Capitol and FCC filed an Amended Joint Liquidating Plan of Capitol Bancorp Ltd. and Financial Commerce Corporation (the "Amended Joint Liquidating Plan"), which superseded the prior Joint Liquidating Plan. Information contained in the Amended Joint Liquidating Plan and Amended Disclosure Statement is subject to change, whether as a result of amendments to the Amended Joint Liquidating Plan or the Amended Disclosure Statement, third-party actions, or otherwise.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note A – Background and Basis of Presentation – Continued

The Amended Joint Liquidating Plan is subject to acceptance by the creditors of Capitol and FCC (as, and to the extent, required under the Bankruptcy Code) and confirmation by the Bankruptcy Court.  The deadline for creditors to vote on the Amended Joint Liquidating Plan is September 24, 2013.  The combined hearing to be conducted by the Bankruptcy Court on (i) final approval of the Amended Disclosure Statement, and (ii) confirmation of the Amended Joint Liquidating Plan is scheduled for October 9, 2013.

Accounting Standards Codification ("ASC") Topic 852, Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the condensed consolidated statements of operations beginning in the quarter ended September 30, 2012.  The condensed consolidated balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise (none as of June 30, 2013) and from post-petition liabilities.  Liabilities that may be affected by a Chapter 11 plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  Capitol applied ASC Topic 852 effective August 9, 2012 and has segregated those items as outlined above for all reporting periods subsequent to such date and will continue to do so until emergence from Chapter 11.

Refer to Note D for a description of a recently issued accounting standards update related to the liquidation basis of accounting.  As discussed there, management has determined that the Corporation has not met the criteria of the accounting standards update for reporting under the liquidation basis of accounting.

Note B – Debtor-in-Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of liabilities subject to compromise represents management's estimate of known or potential prepetition and post-petition claims to be addressed in connection with the bankruptcy filing.  Such claims are subject to future adjustments.  The liabilities subject to compromise consist of the following (in $1,000s):

	June 30, 2013	December 31, 2012

Trust-preferred securities	$151,296	$151,296
Senior notes	6,820	6,820
Accrued interest payable	33,318	33,318
Accrued estimated taxes payable	3,265	7,108
Accounts payable and other accrued liabilities	1,093	1,751

Total liabilities subject to compromise	$195,792	$200,293

In accordance with ASC Topic 852, interest was no longer accrued on the trust-preferred securities and senior notes included in liabilities subject to compromise after Capitol filed for bankruptcy protection.  If Capitol had continued to accrue interest on these debt obligations, additional contractual interest expense of $2.5 million and $5.2 million for the three and six months ended June 30, 2013, respectively, would have been reported.

Reorganization Items

Professional advisory fees and other costs directly associated with the reorganization are reported separately as reorganization items pursuant to ASC Topic 852.  The reorganization items for the three and six months ended June 30, 2013 consisted only of professional fees in the amount of $755,000 and $1,835,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

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

In accordance with ASC 250-10-45, "Accounting Changes – Change in Accounting Principle," the Corporation is reporting the change in accounting principle through retrospective application as of the beginning of 2012, the first period presented in the accompanying condensed consolidated financial statements.  This is also the period through which the Corporation has determined it is practicable to determine the most appropriate amount of the beginning adjustment.  For periods prior to 2012, management believes determining the appropriate amount is impracticable due to the availability of records, subsequent changes in loan balances and relationships and the assumptions about management's intent at the time that is now difficult to independently substantiate.  Also, management believes retrospective application of the new accounting principle to periods prior to 2012 would not produce a materially different result.

Upon retrospective application of the new accounting method, it was determined that either (1) the adjusted impaired loan analyses resulted in no additional reserves or charge-offs, or (2) an adequate amount of unallocated allowance for loan losses existed to absorb the impact of any collateral shortfall on a by-loan basis.  As a result, the net effect of adopting the new accounting method was a decrease of the retained-earnings deficit and a reduction of accrued liabilities of $4.1 million as of January 1, 2012, with no effect on the total allowance for loan losses.  As indicated in the following table, the cumulative increase to portfolio loans, decrease to the accrued liability and decrease to the retained-earnings deficit were $3.1 million, $3.5 million and $6.6 million, respectively, as of December 31, 2012.

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note C – Change in Accounting Principle – Continued

All 2012 periods have been retrospectively adjusted to reflect the change in accounting principle.  The following tables summarize the adjustments to the Corporation's unaudited condensed consolidated financial statements for each affected line item (in $1,000s, except per-share data):

 Condensed Consolidated Balance Sheet (Unaudited)

	As of December 31, 2012
	As Previously Reported	Reclassification of Discontinued Operations(1)	Effect of Change in Accounting Principle	As Adjusted

Portfolio loans, less allowance for loan losses	$1,143,212	$(93,210)	$3,050	$1,053,052
Total assets	1,618,252		3,050	1,621,302
Accrued interest on deposits and other liabilities	9,779	(317)	(3,518)	5,944
Total liabilities	1,762,368		(3,518)	1,758,850
Retained-earnings deficit	(430,590)		6,568	(424,022)
Total Capitol Bancorp Limited stockholders' equity deficit	(133,869)		6,568	(127,301)
Total equity deficit	(144,116)		6,568	(137,548)

(1)           For comparative purposes, original balances as previously reported have also been adjusted to exclude amounts related to discontinued operations.

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30, 2012
	As Previously Reported	Reclassification of Discontinued Operations(1)	Effect of Change in Accounting Principle	As Adjusted

Costs associated with foreclosed properties and other real estate owned	$6,055	$(928)	$(750)	$4,377
Total noninterest expense	28,024	(3,039)	(750)	24,235
Loss before income tax benefit	(10,692)	1,512	750	(8,430)
Loss from continuing operations	(10,693)	1,512	750	(8,431)
Net loss	(10,678)		750	(9,928)
Net loss attributable to Capitol Bancorp Limited	(10,339)		750	(9,589)
Net loss per common share attributable to Capitol Bancorp Limited	$(0.25)			$(0.23)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note C – Change in Accounting Principle – Continued

	Six Months Ended June 30, 2012
	As Previously Reported	Reclassification of Discontinued Operations(1)	Effect of Change in Accounting Principle	As Adjusted

Costs associated with foreclosed properties and other real estate owned	$11,055	$(2,261)	$(1,450)	$7,344
Total noninterest expense	53,774	(6,602)	(1,450)	45,722
Loss before income tax benefit	(19,750)	3,348	1,450	(14,952)
Loss from continuing operations	(19,706)	3,348	1,450	(14,908)
Net loss	(19,609)		1,450	(18,159)
Net loss attributable to Capitol Bancorp Limited	(18,251)		1,450	(16,801)
Net loss per common share attributable to Capitol Bancorp Limited	$(0.44)			$(0.41)

(1)	For comparative purposes, original balances as previously reported have also been adjusted to exclude amounts related to discontinued operations.

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

In April 2013, an accounting standards update was issued to improve the reporting as to when and how the liquidation basis of accounting should be applied.  The update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is 'imminent'.  Liquidation is deemed imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  The update requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  An entity is required to recognize and measure its liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities.  The entity is also required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the anticipated duration of the liquidation process, including any costs associated with sale or settlement of its assets and liabilities.  This new guidance will become effective for entities that determine liquidation is imminent during annual and interim periods beginning January 1, 2014 and should be applied prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  Capitol's management has determined that liquidation is not currently imminent for the Corporation, as defined by this accounting standards update, and will continue to evaluate adoption of this accounting guidance if the Corporation meets the criteria for reporting under the liquidation basis of accounting in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)
Note E – Investment Securities

Investments in Federal Home Loan Bank and Federal Reserve Bank stock are combined and classified separately from investment securities in the condensed consolidated balance sheet, are restricted and may only be resold to, or redeemed by, the issuer.

Investment securities available for sale consisted of the following (in $1,000s):

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

United States treasury	$3,498	$3,499	$3,499	$3,500
United States government agency	4,500	4,373	4,000	3,987
Mortgage-backed	7,146	7,282	8,078	8,199

	$15,144	$15,154	$15,577	$15,686

 Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	June 30, 2013		December 31, 2012
	Gains	Losses	Gains	Losses

United States treasury	$1		$1
United States government agency		$127		$13
Mortgage-backed	142	6	121

	$143	$133	$122	$13

 The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	June 30, 2013		December 31, 2012
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value
One year or less:
United States government agencies	$127	$4,373	$13	$3,987
Mortgage-backed	6	1,948
	$133	6,321	13	3,987

Scheduled maturities of investment securities held as of June 30, 2013 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,498	$3,499
After one year, through five years	500	498
After five years, through ten years	4,476	4,455
After ten years	6,670	6,702

	$15,144	$15,154

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)
Note F – Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall assessment of probable incurred losses (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	June 30, 2013
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$5,882	$2,530	$1,121	$1,014	$60			$10,607
Collectively evaluated for probable incurred losses	8,645	4,845	932	2,042	365	$390	$9,378	26,597

Total allowance for loan losses	$14,527	$7,375	$2,053	$3,056	$425	$390	$9,378	$37,204

Portfolio loans:
Individually evaluated for impairment	$98,529	$24,271	$9,630	$10,353	$81			$142,864
Collectively evaluated for probable incurred losses	491,344	158,355	28,667	74,547	6,023	$3,928		762,864

Total portfolio loans	$589,873	$182,626	$38,297	$84,900	$6,104	$3,928		$905,728

	December 31, 2012 (As Adjusted – Note C)
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other		Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$7,444	$2,668	$1,011	$1,327	$56				$12,506
Collectively evaluated for probable incurred losses	10,594	6,796	1,310	3,563	948		$4	$20,895	44,110

Total allowance for loan losses	$18,038	$9,464	$2,321	$4,890	$1,004		$4	$20,895	$56,616

Portfolio loans:
Individually evaluated for impairment	$114,039	$34,763	$11,765	$12,577	$89				$173,233
Collectively evaluated for probable incurred losses	590,090	195,092	35,368	105,997	7,847		$2,041		936,435

Total portfolio loans	$704,129	$229,855	$47,133	$118,574	$7,936	$	$ 2,041		$1,109,668

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

The tables below summarize activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 (in $1,000s) by loan type:

	Three Months Ended June 30, 2013
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$18,260	$7,994	$2,238	$4,882	$259	$141	$19,091	$52,865

Charge-offs	(3,362)	(1,280)	(435)	(220)	(285)			(5,582)
Recoveries	694	580	153	668	22			2,117
Net charge-offs	(2,668)	(700)	(282)	448	(263)			(3,465)

Provision for loan losses	559	582	202	(2,042)	446	257	(12,200)	(12,196)

Net change in unallocated allowance	(1,624)	(501)	(105)	(232)	(17)	(8)	2,487

Ending balance	$14,527	$7,375	$2,053	$3,056	$425	$390	$9,378	$37,204

	Six Months Ended June 30, 2013
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$18,038	$9,464	$2,321	$4,890	$1,004	$4	$20,895	$56,616

Less allowance for deconsolidated subsidiary – Note H	(765)	(869)	(53)	(422)	(48)			(2,157)

Charge-offs	(5,701)	(2,561)	(2,715)	(1,031)	(411)	(7)		(12,426)
Recoveries	2,260	1,666	1,936	1,213	76			7,151
Net charge-offs	(3,441)	(895)	(779)	182	(335)	(7)		(5,275)

Provision for loan losses	1,141	(188)	593	(1,530)	(191)	395	(12,200)	(11,980)

Net change in unallocated allowance	(446)	(137)	(29)	(64)	(5)	(2)	683

Ending balance	$14,527	$7,375	$2,053	$3,056	$425	$390	$9,378	$37,204

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

	Three Months Ended June 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$26,198	$14,462	$7,690	$10,666	$394	$13	$11,586	$71,009

Charge-offs	(3,478)	(2,369)	(1,190)	(4,470)	(11)	(679)		(12,197)
Recoveries	1,569	538	362	2,876	78			5,423
Net charge-offs	(1,909)	(1,831)	(828)	(1,594)	67	(679)		(6,774)

Provision for loan losses	2,164	(249)	(3,039)	490	(175)	1,039		230

Net change in unallocated allowance	(940)	(315)	(86)	(172)	(12)	(3)	1,528

Ending balance	$25,513	$12,067	$3,737	$9,390	$274	$370	$13,114	$64,465

	Six Months Ended June 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$32,854	$17,415	$8,727	$12,283	$601	$17	$4,447	$76,344

Charge-offs	(8,918)	(6,476)	(3,340)	(6,183)	(228)	(679)		(25,824)
Recoveries	3,959	3,627	1,125	4,199	137	7		13,054
Net charge-offs	(4,959)	(2,849)	(2,215)	(1,984)	(91)	(672)		(12,770)

Provision for loan losses	2,952	(714)	(2,286)	69	(169)	1,039		891

Net change in unallocated allowance	(5,334)	(1,785)	(489)	(978)	(67)	(14)	8,667

Ending balance	$25,513	$12,067	$3,737	$9,390	$274	$370	$13,114	$64,465

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The average total portfolio loans for the six months ended June 30, 2013 and 2012 were $1.0 billion and $1.3 billion, respectively.  The ratio of net charge-offs (annualized) to average portfolio loans outstanding was 1.07% and 1.94% for the six months ended June 30, 2013 and 2012, respectively.

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	June 30, 2013	March 31, 2013	December 31, 2012
			As Adjusted (Note C)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$62,333	$70,762	$75,811
Residential (including multi-family)	18,312	20,928	25,620
Construction, land development and other land	6,389	7,085	6,645
Total loans secured by real estate	87,034	98,775	108,076
Commercial and other business-purpose loans	6,226	7,234	9,306
Consumer	139	424	285
Total nonaccrual loans	93,399	106,433	117,667

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	2,296	1,017	515
Residential (including multi-family)	-	-	85
Total loans secured by real estate	2,296	1,017	600
Commercial and other business-purpose loans	-	-	70
Total past due loans	2,296	1,017	670

Total nonperforming loans	$95,695	$107,450	$118,337

Real estate owned and other repossessed assets	50,304	58,793	69,115

Total nonperforming assets	$145,999	$166,243	$187,452

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is currently necessary.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of June 30, 2013:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$66,554	$78,749	$6,461
Residential (including multi-family)	17,765	31,003	3,364
Construction, land development and other land	6,284	10,354	1,195
Total loans secured by real estate	90,603	120,106	11,020
Commercial and other business-purpose loans	5,525	13,124	1,156
Consumer	204	451	122
	96,332	133,681	12,298
With no related allowance recorded:
Loans secured by real estate:
Commercial	65,145	91,670
Residential (including multi-family)	14,686	17,137
Construction, land development and other land	5,382	7,390
Total loans secured by real estate	85,213	116,197
Commercial and other business-purpose loans	6,095	7,298
Consumer	16	16
	91,324	123,511

Total	$187,656	$257,192	$12,298

Included in total impaired loans as of June 30, 2013 is $146.1 million of loans modified and reported as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note), along with $5.5 million of loans modified as troubled debt restructurings which are no longer reported as troubled debt restructurings due to the loans being in compliance with their modified terms and having an interest rate consistent with market rates.

 Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three and six months ended June 30, 2013 and 2012, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Average Recorded Investment	Interest Income Recorded	Average Recorded Investment	Interest Income Recorded

Commercial	$138,152	$2,154	$142,931	$3,981
Residential (including multi-family)	37,788	297	42,882	756
Construction, land development and other land	15,969	79	19,992	200
Total loans secured by real estate	191,909	2,530	205,805	4,937
Commercial and other business-purpose loans	14,419	188	16,749	389
Consumer	296	1	286	2

Total	$206,624	$2,719	$222,840	$5,328

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Average Recorded Investment	Interest Income Recorded	Average Recorded Investment	Interest Income Recorded
	As Adjusted (Note C)		As Adjusted (Note C)

Commercial	$153,709	$434	$155,604	$2,002
Residential (including multi-family)	54,724	535	56,269	1,126
Construction, land development and other land	27,502	245	29,760	510
Total loans secured by real estate	235,935	1,214	241,633	3,638
Commercial and other business-purpose loans	21,945	333	22,712	608
Consumer	257	6	213	9

Total	$258,137	$1,553	$264,558	$4,255

 Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of December 31, 2012:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses
	As Adjusted (Note C)	As Adjusted (Note C)
With an allowance recorded:
Loans secured by real estate:
Commercial	$70,689	$85,377	$8,886
Residential (including multi-family)	19,099	32,989	3,241
Construction, land development and other land	7,332	12,125	1,121
Total loans secured by real estate	97,120	130,491	13,248
Commercial and other business-purpose loans	9,947	19,754	1,880
Consumer	369	1,513	136
	107,436	151,758	15,264
With no related allowance recorded:
Loans secured by real estate:
Commercial	69,290	101,147
Residential (including multi-family)	22,936	28,938
Construction, land development and other land	7,324	11,142
Total loans secured by real estate	99,550	141,227
Commercial and other business-purpose loans	6,513	8,546
Consumer	9	9
	106,072	149,782

Total	$213,508	$301,540	$15,264

Included in impaired loans as of December 31, 2012 is $168.2 million of loans modified and reported as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The following tables summarize the aging and amounts of past due loans (in $1,000s):

	June 30, 2013
	Past Due Loans (based on payment due dates)			Total Amount of
	More Than 29 Days, and Less Than 90 Days	More Than 89 Days (Accruing)	Loans on Nonaccrual Status (Generally, 90 Days or More)	Loans More Than 29 Days Past Due or on Nonaccrual Status	Loans Either Current or Less Than 30 Days Past Due	Total Portfolio Loans

Loans secured by real estate:
Commercial	$6,487	$2,296	$62,333	$71,116	$518,757	$589,873
Residential (including multi- family)	2,966		18,312	21,278	161,348	182,626
Construction, land development and other land	42		6,389	6,431	31,866	38,297
Total loans secured by real estate	9,495	2,296	87,034	98,825	711,971	810,796
Commercial and other business- purpose loans	2,472		6,226	8,698	76,202	84,900
Consumer	222		139	361	5,743	6,104
Other	2			2	3,926	3,928

Total	$12,191	$2,296	$93,399	$107,886	$797,842	$905,728

	December 31, 2012 (As Adjusted – Note C)
	Past Due Loans (based on payment due dates)			Total Amount of
	More Than 29 Days, and Less Than 90 Days	More Than 89 Days (Accruing)	Loans on Nonaccrual Status (Generally, 90 Days or More)	Loans More Than 29 Days Past Due or on Nonaccrual Status	Loans Either Current or Less Than 30 Days Past Due	Total Portfolio Loans

Loans secured by real estate:
Commercial	$13,629	$515	$75,811	$89,955	$614,174	$704,129
Residential (including multi- family)	5,768	85	25,620	31,473	198,382	229,855
Construction, land development and other land	4,242		6,645	10,887	36,246	47,133
Total loans secured by real estate	23,639	600	108,076	132,315	848,802	981,117
Commercial and other business- purpose loans	3,106	70	9,306	12,482	106,092	118,574
Consumer	280		285	565	7,371	7,936
Other					2,041	2,041

Total	$27,025	$670	$117,667	$145,362	$964,306	$1,109,668

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

Substandard.  Loans classified as substandard have a well-defined weakness or weaknesses that could jeopardize the liquidation of the debt obligation by the borrower.  These loans are characterized by the reasonable possibility that some loss will be sustained if the deficiencies are not favorably resolved.

Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	June 30, 2013
	Pass	Watch	Substandard	Total Portfolio Loans

Loans secured by real estate:
Commercial	$407,506	$64,925	$117,442	$589,873
Residential (including multi-family)	131,493	19,893	31,240	182,626
Construction, land development and other land	22,368	5,242	10,687	38,297
Total loans secured by real estate	561,367	90,060	159,369	810,796
Commercial and other business-purpose loans	62,758	8,599	13,543	84,900
Consumer	5,306	350	448	6,104
Other	3,926		2	3,928

Total	$633,357	$99,009	$173,362	$905,728

	December 31, 2012 (As adjusted – Note C)
	Pass	Watch	Substandard	Total Portfolio Loans

Loans secured by real estate:
Commercial	$494,643	$72,978	$136,508	$704,129
Residential (including multi-family)	165,556	20,044	44,255	229,855
Construction, land development and other land	26,264	8,491	12,378	47,133
Total loans secured by real estate	686,463	101,513	193,141	981,117
Commercial and other business-purpose loans	93,812	6,663	18,099	118,574
Consumer	5,613	1,765	558	7,936
Other	2,041			2,041

Total	$787,929	$109,941	$211,798	$1,109,668

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

Loans that have interest only terms:  Unless there is a specific event that can be documented which will result in the loan being paid-off, returned to the original contract terms or refinanced, these loans are generally treated as collateral-dependent and the specific reserve is based on the net value of the collateral held.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The following table summarizes loans modified as troubled debt restructurings during the three and six months ended June 30, 2013 and 2012 (in $1,000s):

	Three Months Ended June 30, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	10	$7,136	$4,738	$300
Residential	8	1,156	1,142	93
Total loans secured by real estate	18	8,292	5,880	393
Commercial and other business- purpose loans	8	1,306	1,186	120

Total	26	$9,598	$7,066	$513

	Six Months Ended June 30, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	23	$10,631	$8,122	$614
Residential	34	3,842	3,532	473
Construction, land development and other land	2	94	91	9
Total loans secured by real estate	59	14,567	11,745	1,096
Commercial and other business- purpose loans	18	1,776	1,540	133

Total	77	$16,343	$13,285	$1,229

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

	Three Months Ended June 30, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	37	$16,982	$14,149	$735
Residential	30	4,208	3,794	452
Construction, land development and other land	6	597	564	15
Total loans secured by real estate	73	21,787	18,507	1,202
Commercial and other business- purpose loans	5	350	327	7

Total	78	$22,137	$18,834	$1,209

	Six Months Ended June 30, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	69	$28,086	$24,111	$1,224
Residential	56	7,809	6,415	594
Construction, land development and other land	10	1,262	1,010	27
Total loans secured by real estate	135	37,157	31,536	1,845
Commercial and other business- purpose loans	17	1,165	1,055	42
Consumer	2	40	39	3

Total	154	$38,362	$32,630	$1,890

Of the amounts in the table above for the six months ended June 30, 2013, approximately $4.0 million, or 30%, and 37 contracts, or 48%, and for the six months ended June 30, 2012, approximately $9.6 million, or 29%, and 46 contracts, or 30%, are substandard rated loans that were extended or renewed with no change in rate or terms, and the terms provided were not representative of current market rates for loans with similar risk characteristics.  The remainder of the troubled debt restructuring pool constitutes loans where repayment terms and/or interest rates were modified, or the loan was modified to an "interest only" structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The following table summarizes loans modified as troubled debt restructurings in the last twelve months for which there was a payment default (i.e., when a loan becomes 90 days or more past due) during the three and six months ended June 30, 2013 and 2012 (in $1,000s):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Loans secured by real estate:
Commercial	2	$3,024	8	$5,772
Residential	9	837	16	1,941
Construction, land development and other land	2	582	5	1,867
Total loans secured by real estate	13	4,443	29	9,580
Commercial and other business- purpose loans			1
Consumer	1

Total	14	$4,443	30	$9,580

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Loans secured by real estate:
Commercial	10	$1,151	15	$1,640
Residential	7	1,177	13	1,651
Construction, land development and other land	3	473	5	481
Total loans secured by real estate	20	2,801	33	3,772
Commercial and other business- purpose loans	4	282	6	384
Consumer			1	90

Total	24	$3,083	40	$4,246

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The total amount of troubled debt restructurings as of June 30, 2013 and December 31, 2012 is detailed in the following tables by loan type and accrual status (in $1,000s):

	Troubled Debt Restructurings at June 30, 2013
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$38,764	$64,882	$103,646
Residential (including multi-family)	10,687	13,777	24,464
Construction, land development and other land	4,171	4,649	8,820
Total loans secured by real estate	53,622	83,308	136,930
Commercial and other business-purpose loans	3,689	5,394	9,083
Consumer		81	81

Total	$57,311	$88,783	$146,094

	Troubled Debt Restructurings at December 31, 2012
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$48,679	$64,168	$112,847
Residential (including multi-family)	15,798	16,415	32,213
Construction, land development and other land	3,102	8,010	11,112
Total loans secured by real estate	67,579	88,593	156,172
Commercial and other business-purpose loans	4,811	7,153	11,964
Consumer		94	94

Total	$72,390	$95,840	$168,230

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note G – Discontinued Operations

During the six months ended June 30, 2013, 1st Commerce Bank, Central Arizona Bank, Pisgah Community Bank and Sunrise Bank were closed either by their state regulators or the FDIC (see Note M).  Capitol recorded a net loss of $1,258,000 on its investment in these banks, which has been included in discontinued operations.

The assets, liabilities and results of operations of 1st Commerce Bank, Central Arizona Bank, Pisgah Community Bank and Sunrise Bank, closed in 2013, together with the results of operations of Mountain View Bank of Commerce, Bank of Michigan, First Carolina State Bank and High Desert Bank, sold in 2012, are classified as discontinued operations for the three and six months ended June 30, 2013 and 2012 and include the following components (in $1,000s):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Interest income	$577	$3,553	$1,825	$7,774
Interest expense	114	846	374	1,796
Net interest income	463	2,707	1,451	5,978
Provision for loan losses	-	165	(787)	830
Net interest income after provision for loan losses	463	2,542	2,238	5,148
Noninterest income	53	587	282	1,093
Gain (loss) on bank subsidiaries discontinued	(1,258)	-	(1,258)	126
Noninterest expense	1,170	4,546	3,040	9,556
Loss before income taxes	(1,912)	(1,417)	(1,778)	(3,189)
Less income taxes (benefit)	-	80	-	62
Net loss from discontinued operations	(1,912)	(1,497)	(1,778)	(3,251)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	264	363	327	1,095
Net loss from discontinued operations attributable to Capitol Bancorp Limited	$(1,648)	(1,134)	(1,451)	(2,156)
Net loss from discontinued operations per common share attributable to Capitol Bancorp Limited	$(0.04)	(0.03)	(0.04)	(0.05)

Assets and liabilities of discontinued operations are summarized below (in $1,000s):

	Dec 31, 2012		Dec 31, 2012
Assets:		Liabilities:
Cash and cash equivalents	$37,113	Noninterest-bearing deposits	$20,883
Investment securities	21	Interest-bearing deposits	119,134
Federal Home Loan Bank stock	684	Total deposits	140,017
Portfolio loans	100,049	Other liabilities	3,318
Less allowance for loan losses	(6,839)
Net portfolio loans	93,210		$143,335
Premises and equipment	1,800
Other real estate owned	11,913
Other assets	1,739

	$146,480

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note H – Deconsolidation of Subsidiary

In February 2013, Capitol sold a portion of the shares it owned of Capitol National Bank ("CNB") for $1 million and reduced its ownership in CNB following the execution of separate share exchange agreements consummated in 2011 and 2012.  Capitol recorded a net loss of $2.2 million as a result of these transactions, and no longer held a controlling financial interest in CNB after February 28, 2013.  Accordingly, CNB ceased to be a consolidated subsidiary of Capitol and assets approximating $146.0 million and related equity amounts were removed from the condensed consolidated balance sheet.  Capitol's remaining interest in CNB was sold in April 2013, resulting in an additional net loss of $703,000.  Proceeds from the sale are in escrow pending the issuance by the FDIC of a waiver of cross-guaranty liability.

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  Fair value is based on independent quoted market prices, where applicable (Level 1 inputs), or the prices for other whole mortgage loans with similar characteristics, as Level 2 inputs.  There were no mortgage loans held for sale written down to fair value at June 30, 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note I – Fair Value – Continued

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2013 and December 31, 2012.

Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	June 30, 2013		December 31, 2012
	Total	Significant Other Observable Inputs (Level 2)	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:(1)
United States treasury	$3,499	$3,499	$3,500	$3,500
United States government agency	4,373	4,373	3,987	3,987
Mortgage-backed	7,282	7,282	8,199	8,199

	$15,154	$15,154	$15,686	$15,686

(1)	Level 2 inputs for investment securities available for sale include pricing models from independent pricing sources with reasonable levels of price transparency.

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	June 30, 2013		December 31, 2012
	Total	Significant Unobservable Inputs (Level 3)	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$91,324	$91,324	$106,072	$106,072

Other real estate owned(2)	$50,298	$50,298	$69,050	$69,050

(1)	Level 3 inputs for impaired loans include appraised value of the applicable collateral or other unobservable estimates of fair value.
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

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered for the loan if it is deemed collateral-dependent.  Loans which are not deemed collateral-dependent will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data or evaluation and after any further fair value analysis is completed on those loans deemed to be collateral-dependent, the loans will be further evaluated for appropriate write-down.  Negative differences between appraised value, less estimated costs to sell

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note I – Fair Value – Continued

(including delinquent real estate taxes), and the related carrying value of the loans are generally charged to the allowance for loan losses, as partial write-downs/charge-offs, on a timely basis.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Internally-prepared evaluations may be used to estimate the current valuation changes driven by current economic conditions.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

		June 30, 2013		December 31, 2012
				As Adjusted – Note C
	Level Used to Measure Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash	1	$27,034	$27,034	$48,280	$48,280
Cash equivalents	2	232,316	232,316	241,454	241,454
Loans held for sale	2
Investment securities available for sale	2	15,154	15,154	15,686	15,686
Federal Home Loan Bank and Federal Reserve Bank stock	2	8,369	8,369	9,847	9,847
Portfolio loans:
Loans secured by real estate:
Commercial	3	589,873	585,264	704,129	700,865
Residential (including multi-family)	3	182,626	182,493	229,855	230,105
Construction, land development and other land	3	38,297	38,335	47,133	47,254
Total loans secured by real estate		810,796	806,092	981,117	978,224
Commercial and other business-purpose loans	3	84,900	84,511	118,574	118,347
Consumer	3	6,104	6,279	7,936	8,134
Other	3	3,928	3,779	2,041	1,912
Total portfolio loans		905,728	900,661	1,109,668	1,106,617
Less allowance for loan losses	3	(37,204)	(37,204)	(56,616)	(56,616)
Net portfolio loans		868,524	863,457	1,053,052	1,050,001

Financial liabilities:
Deposits:
Noninterest-bearing	1	242,193	242,193	302,528	302,528
Interest-bearing:
Demand accounts	2	372,124	372,124	438,797	438,797
Time certificates of less than $100,000	3	227,308	228,603	280,549	283,101
Time certificates of $100,000 or more	3	319,386	320,938	381,978	384,604
Total interest-bearing		918,818	921,665	1,101,324	1,106,502
Total deposits		1,161,011	1,163,858	1,403,852	1,409,030
Notes payable and other borrowings	3	4,926	6,182	5,426	6,667

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note I – Fair Value – Continued

Estimated fair values of financial assets and liabilities in the preceding table are based upon a comparison of current interest rates on financial instruments and the timing of related scheduled cash flows to the estimated present value of such cash flows using current estimated market rates of interest (unless quoted market values or other fair value information is more readily available), except subordinated debentures, for which the fair value is based on the liquidation or principal amount outstanding.  For example, the estimated fair value of portfolio loans is determined based on discounted cash flow computations.  Similarly, the estimated fair values of time deposits, notes payable and other borrowings were determined through discounted cash flow computations.  Except for subordinated debentures, such estimates of fair value are not intended to represent portfolio liquidation value and, accordingly, only represent an estimate of fair value based on current financial reporting requirements.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note J – Net Income (Loss) Per Common Share Attributable to Capitol Bancorp Limited

Computations of net income (loss) per common share were based on the following (in 1,000s) for the periods ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
		As Adjusted (Note C)		As Adjusted (Note C)

Numerator—net income (loss) attributable to Capitol Bancorp Limited for the period	$9,300	$(9,589)	$6,833	$(16,801)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic earnings per share)	41,169	41,020	41,169	41,020

Effect of dilutive securities:
Unvested restricted shares of common stock	54	--	35	--

Denominator for diluted earnings per share -
Weighted average number of common shares and potential dilution	41,223	41,020	41,204	41,020

Number of antidilutive stock options excluded from diluted earnings per share computation	1,067	1,722	1,067	1,722

Number of antidilutive unvested restricted shares excluded from basic and diluted earnings per share computation	1	18	1	18

Number of antidilutive warrants excluded from diluted earnings per share computation	--	1,250	--	1,250

Net income (loss) per common share attributable to Capitol Bancorp Limited:
From continuing operations	$0.27	$(0.20)	$0.21	$(0.36)
From discontinued operations	(0.04)	(0.03)	(0.04)	(0.05)

Total net income (loss) per common share attributable to Capitol Bancorp Limited	$0.23	$(0.23)	$0.17	$(0.41)

Note K – Trust-Preferred Securities and Debt Extinguishment

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval from that agency.  Accrued interest payable on such securities approximated $33.3 million at June 30, 2013 and December 31, 2012.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.  The accrual of interest was discontinued as of the bankruptcy filing date (see Note B).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note L – Pending Sale of Subsidiary Banks

Capitol has entered into a definitive agreement to sell its controlling interest held by a bank-development subsidiary in Bank of Maumee.  Total proceeds from this pending sale are expected to approximate $640,000, resulting in a projected gain of $77,000 (less than $0.01 per common share) based on Capitol's investment in the bank as of June 30, 2013.  The sale is subject to regulatory approval and other contingencies.

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

Capitol's banking subsidiaries which have received a PCAD are as follows as of June 30, 2013 (listed in descending order based on total assets):

Michigan Commerce Bank
Bank of Las Vegas
Sunrise Bank of Arizona
Sunrise Bank of Albuquerque

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note M – Regulatory and Operating Matters – Continued

These banks are striving to develop and implement capital restoration plans which may be acceptable to the FDIC.  Typically, a capital plan is not deemed acceptable by the FDIC until receipt of the planned capital funds is imminent.

On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division (the "New Mexico FID") issued a written notice of its intention to take possession and control of Sunrise Bank of Albuquerque and its assets for the purpose of the reorganization or liquidation through receivership if certain findings of the New Mexico FID were not corrected by December 20, 2012.  In the event that such a reorganization or liquidation of Sunrise Bank of Albuquerque had taken place, the FDIC would have experienced losses and such losses could have been assessed against the Corporation's other depository institution subsidiaries.  Such liability would likely have had a material adverse effect on the financial condition of any assessed subsidiary institution and on the Corporation as the common parent.  In February 2013, Capitol provided Sunrise Bank of Albuquerque with a $1.0 million capital injection to raise the Bank's capital level to 4.00% and thus satisfied the New Mexico FID mandate.  The Bank continues to provide banking services in a normal manner, including maintaining FDIC insurance for its depositors.  However, the Bank's capital level fell below 4.00% as of June 30, 2013 and, as such, the New Mexico FID may reissue a notice of intent to take possession.

On May 10, 2013, Sunrise Bank, a subsidiary bank of Capitol, was closed by the Georgia Department of Banking and Finance and the FDIC was appointed as receiver.  The FDIC entered into a purchase and assumption agreement with Synovus Bank, based in Columbus, Georgia, to assume all of the deposits of Sunrise Bank.  As the owner of substantially all of the capital stock of Sunrise Bank, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of Sunrise Bank or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

Also on May 10, 2013, Pisgah Community Bank ("PCB"), a subsidiary bank of Capitol, was closed by the North Carolina Office of the Commissioner of Banks and the FDIC was appointed as receiver.  The FDIC entered into a purchase and assumption agreement with Capital Bank, NA, based in Rockville, Maryland, to assume all of the deposits of PCB.  As the owner of substantially all of the capital stock of PCB, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of PCB or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

On May 14, 2013, Central Arizona Bank ("CAB"), a subsidiary bank of Capitol, was closed by the Arizona Department of Financial Institutions and the FDIC was appointed as receiver.  The FDIC entered into a purchase and assumption agreement with Western State Bank, based in Devils Lake, North Dakota, to assume all of the deposits of CAB.  As the owner of substantially all of the capital stock of CAB, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of CAB or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

On June 6, 2013, 1st Commerce Bank, a subsidiary bank of Capitol, was closed by the FDIC and the FDIC appointed itself as receiver.  The FDIC entered into a purchase and assumption agreement with Plaza Bank, based in Irvine, California, to assume all of the deposits of 1st Commerce Bank.  As the owner of substantially all of the capital stock of 1st Commerce Bank, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of 1st Commerce Bank or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

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

Regulatory capital matters are set forth in Note N.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note M – Regulatory and Operating Matters – Continued

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies, including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital, following a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, continues to remain uncertain.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set forth new capital requirements for banking organizations.  On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  Under the final rule, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets will be applied to all supervised financial institutions.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  These new capital requirements will be phased in over time with the phase-in period for smaller, less complex banking organizations beginning in January 2015 and the phase-in period for larger institutions beginning in January 2014.  Additionally, the U.S. implementation of Basel III maintains the ability to treat trust-preferred securities purchased before May 19, 2010 as Tier 1 capital for banking organizations with less than $15 billion in assets.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks as well as the impact upon its earnings or financial position is difficult to determine at this point due to the current bankruptcy proceedings.

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

[The remainder of this page intentionally left blank]

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note N – Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

	June 30, 2013		December 31, 2012(4)
Tier 1 capital to average adjusted total assets:
Minimum required amount(1)	≥$	51,385	≥$	66,520
Actual amount		$(136,805)		$(144,341)
Ratio		(10.65)%		(8.68)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(2)	≥$	36,907	≥$	49,402
Actual amount		$(136,805)		$(144,341)
Ratio		(14.83)%		(11.69)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(3)	≥$	73,814	≥$	98,805
Actual amount		$(136,805)		$(144,341)
Ratio		(14.83)%		(11.69)%

(1)	The minimum required ratio of Tier 1 capital to average adjusted total assets to be considered "adequately-capitalized" is 4%.
(2)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(3)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.
(4)	As originally filed with regulatory agency.

Capitol's total risk-based capital ratios at June 30, 2013 and December 31, 2012 were materially and adversely impacted by the exclusion of approximately $163.1 million and $167.3 million, respectively, of Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted generally from operating losses.  Capitol's Tier 1 capital will need to increase to a positive level in order to allow for the inclusion of trust-preferred securities in Tier 2 capital for regulatory capital computation purposes.

The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at June 30, 2013 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "undercapitalized" or "significantly-undercapitalized" at that date.  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as less than "adequately-capitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

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

Financial Condition

Total assets approximated $1.2 billion at June 30, 2013 and $1.6 billion at December 31, 2012.  The balance sheets include total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	June 30, 2013	December 31, 2012
		As Adjusted (Note C)
Arizona Region:
Sunrise Bank of Albuquerque	$46,524	$48,108
Sunrise Bank of Arizona	202,362	215,387
Arizona Region Total	248,886	263,495

Great Lakes Region:
Bank of Maumee	31,207	34,977
Capitol National Bank(1)		144,737
Indiana Community Bank	96,937	101,358
Michigan Commerce Bank	612,382	662,766
Great Lakes Region Total	740,526	943,838

Nevada Region:
Bank of Las Vegas	235,120	260,248

Parent company and other, net	8,168	7,241

Consolidated totals—continuing operations	$1,232,700	$1,474,822

(1)	Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control; the bank was subsequently sold in April 2013 (see Note H).

Total assets decreased $388.6 million during the six months ended June 30, 2013, of which $146.5 million related to the bank subsidiaries closed during the period and $146.0 million was the result of the bank subsidiary deconsolidation during the period.

Portfolio loans, the single largest asset category (73.5% of total assets at June 30, 2013), decreased during the six months ended June 30, 2013 by approximately $203.9 million, compared to a decrease of about $144.8 million during the corresponding period of 2012.  Approximately $98.8 million of the $203.9 million decline in portfolio loans for the six months ended June 30, 2013 was related to the deconsolidation of a bank subsidiary.  Capitol's banks operate in an environment that appears to be stabilizing but still challenged with continued relative weakness in real estate values in their respective regions and markets.  The remaining portfolio decrease is attributed largely to shrinkage due in part to disciplined pricing and portfolio management, as the banks continue to deploy available options to preserve liquidity and bolster regulatory capital levels.  Because portfolio loans comprise the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	June 30, 2013	Dec 31, 2012	June 30, 2013	Dec 31, 2012	June 30, 2013	Dec 31, 2012	June 30, 2013	Dec 31, 2012
		As Adjusted (Note C)		As Adjusted (Note C)		As Adjusted (Note C)		As Adjusted (Note C)
Arizona Region:
Sunrise Bank of Albuquerque	$35,348	$36,954	$1,661	$1,611	$3,424	$3,740	4.70%	4.36%
Sunrise Bank of Arizona	156,176	178,343	4,694	5,108	13,362	17,160	3.01%	2.86%
Arizona Region Total	191,524	215,297	6,355	6,719	16,786	20,900	3.32%	3.12%

Great Lakes Region:
Bank of Maumee	21,140	23,596	1,009	1,025	419	483	4.77%	4.34%
Capitol National Bank(1)		100,373		2,126		6,842		2.12%
Indiana Community Bank	75,309	80,907	2,598	2,855	4,198	5,309	3.45%	3.53%
Michigan Commerce Bank	448,365	499,178	22,093	37,449	50,025	58,107	4.93%	7.50%
Great Lakes Region Total	544,814	704,054	25,700	43,455	54,642	70,741	4.72%	6.17%

Nevada Region:
Bank of Las Vegas	169,133	190,060	5,148	6,441	24,010	26,439	3.04%	3.39%

Parent company and other, net	257	257	1	1	257	257	0.39%	0.39%

Consolidated totals relating to continuing operations	$905,728	$1,109,668	$37,204	$56,616	$95,695	$118,337	4.11%	5.10%

(1)	Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control; the bank was subsequently sold in April 2013 (see Note H).

Geographic diversification of Capitol's balance sheet continues to play an important role in risk management and the road to improved financial performance.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  At June 30, 2013, Capitol's primary geographic banking regions include Phoenix, Arizona, Las Vegas, Nevada and the Great Lakes Region.  As of June 30, 2013, 60.2% of the consolidated loan portfolio relates to the Great Lakes Region (63.4% at December 31, 2012) and 39.8% relates to banks located in other regions of the country (36.6% at December 31, 2012).  While concentration levels remain somewhat static compared to the end of 2012, the geographic mix of portfolio loans has changed slightly over the past few years as Capitol has divested banks and regulators have closed banks.  Management believes that these banking regions offer the Corporation the best opportunity to increase market presence, as well as improve performance and resource allocation.

The consolidated allowance for loan losses at June 30, 2013 approximated $37.2 million or 4.11% of total portfolio loans, a decrease from the 5.10% ratio at the beginning of the year, as a result of a $12.2 million provision reversal at Michigan Commerce Bank, along with lower charge-offs due to improvement in economic conditions and positive changes in asset quality, along with loan shrinkage and the deconsolidation of a bank subsidiary during the period.  The consolidated allowance for loan losses at June 30, 2013 decreased $19.4 million from the beginning of the year, as the Corporation continued to reduce its loan portfolio in conjunction with its balance sheet deleveraging strategy and as a result of general loan curtailments and provision reversal.  The decrease in the allowance for loan losses is also somewhat reflective of the effects of stabilizing asset quality, as levels of nonperforming loans have declined.

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

An independent professional accounting and consulting firm validated the migration technique used by CBC's largest banks for two accounting periods (December 31, 2011 and September 30, 2012).  Based on management's analysis and judgment, and supported by the external firm's validation of the migration technique and the internal validation of the historical loss approach used at the smaller banks, the Corporation believes that the methodologies used in determining the allowance for loan losses meet both regulatory guidance and requirements under United States generally accepted accounting principles, and represent management's best estimate of probable incurred losses in the consolidated loan portfolio as of June 30, 2013.

At June 30, 2013, the Corporation's largest banking affiliate, Michigan Commerce Bank ("MCB"), tested the adequacy of its allowance for loan losses using multiple techniques which included a methodology developed by the regulatory agencies and the aforementioned migration analysis.  Following the methodology developed by the regulators, MCB recorded an unallocated reserve of $20.9 million and $19.2 million as of December 31, 2012 and March 31, 2013, respectively.  On December 21, 2012, MCB formally requested regulatory approval to decrease this portion of its allowance for loan losses by recording a negative provision expense.  MCB received regulatory approval to record a $12.2 million negative provision for loan losses effective June 30, 2013, which had a material impact on MCB's results of operations.  This reversal of excess reserves improved MCB's capital ratio calculation to "adequately-capitalized."

Following the aforementioned reversal of provision, the techniques applied by MCB produced an allowance for loan losses level that resulted in excess reserves ranging from $8.8 million to $16.4 million at June 30, 2013, with the methodology developed by the regulators resulting in a $9.4 million excess reserve.  Since it is currently operating under a Consent Order, written regulatory approval is required for MCB to release any portion of its $9.4 million in excess reserves and record any additional negative provision for loan losses; as such, the Corporation has identified the $9.4 million portion of MCB's allowance for loan losses at June 30, 2013 as unallocated.

In part due to a continued elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for banks located in the Great Lakes Region, approximating 4.72% of portfolio loans on a combined basis as of June 30, 2013.

Nonperforming loans approximated $95.7 million at June 30, 2013 and $118.3 million at December 31, 2012 or 10.6% and 10.7% of portfolio loans, respectively.  Of the nonperforming loans at June 30, 2013, $54.9 million or 57.4% (including an insignificant amount carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan, consistent with prior periods.  The banks within the Great Lakes Region also maintained $25.7 million of the $37.2 million consolidated allowance for loan losses, or 69.1%, as of June 30, 2013, with the majority being maintained at MCB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans decreased $22.6 million or 19.1% during the six months ended June 30, 2013, compared to a decrease of $54.8 million or 27.7% in the corresponding period of 2012.  Nonperforming loans have decreased for twelve consecutive quarters.  Of the $22.6 million decline in nonperforming loans for the interim 2013 period, $6.8 million related to the deconsolidation of a bank subsidiary within the Great Lakes Region, $9.3 million related to declines at the remaining Great Lakes Region banks and a $4.1 million decline was experienced within the Arizona Region.  Total nonperforming assets decreased $41.5 million for the six months ended June 30, 2013, compared to a decrease of $52.7 million in the corresponding period of 2012.  Management believes the overall decreases primarily demonstrate signs of stability in several of Capitol's key markets; however, there can be no assurance that future operating results will continue to reflect these recent trends.

At June 30, 2013, the "coverage ratio" of the allowance for loan losses to nonperforming loans (i.e., the allowance as a percentage of nonperforming loans) was 38.9%, a decrease from the 47.8% level at the beginning of the year, due mainly to the aforementioned reversal of provision at MCB.  Management views the current level of the coverage ratio as being acceptable, inasmuch as many nonperforming loans already reflect partial write-downs based on the estimated fair value of the underlying real estate for collateral-dependent nonperforming loans.  Comparison of the coverage ratio of the allowance to nonperforming loans is complicated by the accounting rules for loss recognition of impaired loans.  For example, when an impaired, collateral-dependent loan is evaluated based on its fair value as of a particular balance-sheet date, any estimated shortfall is typically recognized as a charge to the allowance for loan losses.  As a result, many nonperforming loans are carried at a written-down level and no allowance component may be necessary at the balance-sheet date.

Of the nonperforming loans at June 30, 2013, about 93% were secured by real estate.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies as markets deteriorate.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at June 30, 2013 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately provided for in its determination of the adequacy of the allowance for loan losses.

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

When a borrower's performance has deteriorated (for example, the borrower has become delinquent on required payments, the borrower's updated financial information indicates adverse financial trends or sales/leasing activity is less than expected in the case of multi-unit properties), the loan will be downgraded and, if appropriate, an updated appraisal will be ordered for the loan if it is deemed collateral-dependent.  Loans which are not deemed collateral-dependent will be included within loss contingency pools, in conjunction with estimating the bank's requirements for its allowance for loan losses.  Upon receipt and review of updated appraisal data or evaluation and after any further fair value analysis is completed on those loans deemed to be collateral-dependent, the loans will be further evaluated for appropriate write-down.  Negative differences between appraised value, less the estimated costs to sell (including delinquent real estate taxes), and the related carrying value of the loans are generally charged to the allowance for loan losses, as partial write-downs/charge-offs, on a timely basis.  Occasionally, additional potential loss amounts may be included if circumstances exist which may further adversely impact fair value estimates.  Internally-prepared evaluations may be used to estimate the current valuation changes driven by current economic conditions.  Updated fair value information is generally obtained at least annually for collateral-dependent loans and other real estate owned.

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

At June 30, 2013, problem loans (i.e., substandard, nonaccrual loans) and potential problem loans approximated $272.4 million or about 30.1% of total consolidated portfolio loans, compared to approximately $321.7 million or about 29.0% at December 31, 2012, whereas problem and potential problem loans, excluding nonperforming loans, approximated $176.7 million, or 19.5%, of total consolidated loans at June 30, 2013.  Such loans are an important component of management's ongoing and proactive loan review activities, which are designed to early-identify loans which warrant close monitoring at both the bank and corporate credit administration levels.  It is important to note that these potential problem loans do not necessarily have significant loss exposure, but rather are identified by management in this manner to aid in loan administration and risk management.  These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

Included in total impaired loans as of June 30, 2013 and December 31, 2012 is $146.1 million and $168.2 million, respectively, of loans modified and reported as troubled debt restructurings.  These loans decreased $22.1 million during the six months ended June 30, 2013, which was mostly related to the bank subsidiary deconsolidation and the removal from reporting of loans identified as troubled debt restructurings that are in compliance with their modified terms.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following table presents the activity within troubled debt restructurings for the six months ended June 30, 2013 (in $1,000s):

	Secured by Real Estate
	Commercial	Residential (including multi-family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Total

Beginning balance	$112,847	$32,213	$11,112	$11,964	$94	$168,230

Less troubled debt restructurings of deconsolidated subsidiary	(5,978)	(4,504)	(470)	(1,220)	(9)	(12,181)

Additions	8,795	2,855	105	1,667		13,422

Payments received, including loans paid in full	(6,475)	(4,710)	(682)	(3,021)	(3)	(14,891)

Charge-offs and other	(796)	(1,022)	(617)	(107)	(1)	(2,543)

Troubled debt restructurings removed from reporting(1)	(4,747)	(368)	(628)	(200)		(5,943)

Ending balance	$103,646	$24,464	$8,820	$9,083	$81	$146,094

(1)
Troubled debt restructurings which have an interest rate consistent with market rates at time of restructuring and are in compliance with their modified terms need not continue to be reported as troubled debt restructurings in calendar years after the restructuring took place.

Regarding other real estate owned and collateral-dependent loans, foreclosure laws in Michigan generally favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) take much longer in that state than in many other states.  Further, once a property is available to the bank for sale or liquidation, current market conditions (particularly in Michigan, Arizona and Nevada) may not be conducive to rapid marketing or near-term sale of the properties.

The Corporation's other real estate owned decreased $18.8 million during the six months ended June 30, 2013, primarily as a result of sales of properties acquired in foreclosure.

The following table presents the activity within other real estate owned for the six months ended June 30, 2013 (in $1,000s):

Other real estate owned at January 1	$69,050
Properties acquired in restructure of loans or in lieu of foreclosure	8,409
Properties sold	(22,695)
Payments received from tenants, credited to carrying amount	69
Write-down of other real estate owned	(1,817)
Less other real estate owned of deconsolidated subsidiary – Note H	(2,718)

Other real estate owned at June 30	$50,298

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Net income attributable to Capitol for the three months ended June 30, 2013 was approximately $9.3 million compared to a net loss of $9.6 million in the corresponding period of 2012.  The net income per share attributable to Capitol was $0.23 for the three months ended June 30, 2013 compared to a net loss per share of $0.23 in the corresponding period of 2012.  Net income attributable to Capitol for the six months ended June 30, 2013 approximated $6.8 million compared to a net loss of $16.8 million in the corresponding period of 2012.  Net income per common share attributable to Capitol was $0.17 for the six months ended June 30, 2013 compared to a net loss per share of $0.41 in the corresponding period of 2012.  Net income relating to discontinued operations was not material to the periods presented.

The interim 2013 net results of operation showed significant improvement compared to the corresponding 2012 interim period.  There was a total reduction in the provision for loan losses of $12.9 million to a negative $12.0 million for the six months ended June 30, 2013, compared to a provision of $891,000 for the corresponding period of 2012 (excluding discontinued operations), related mainly to the previously mentioned $12.2 million provision reversal at Michigan Commerce Bank.  Operating expenses also decreased significantly during the period by $11.6 million, or 25.5%, as compared to the corresponding 2012 period.

Analytical Review

Operating results in all of the Corporation's banking regions improved dramatically for the six months ended June 30, 2013 compared to the same period in 2012.  While total revenues from continuing operations declined by $9.0 million (20.6%) for the six months ended June 30, 2013 compared to the same period in 2012, due mainly to a significant decline in interest income, net operating income from continuing operations increased to $7.8 million from a net loss of $14.9 million, or 152.4%, for the same comparable period.  Excluding the one-time $12.2 million provision reversal, net loss from operations for the six months ended June 30, 2013 would have been $4.4 million, or a $10.5 million (70.5%) improvement over the comparable 2012 period.  In the Great Lakes Region, all but one of the region's four banks posted a profit for the six months ended June 30, 2013.  Most of the improvement in operating results is directly related to significantly lower provisions for loan losses and lower costs associated with foreclosed properties and other real estate owned.

The consolidated provision for loan losses decreased significantly for the six months ended June 30, 2013 due to the $12.2 million provision reversal at Michigan Commerce Bank, lower levels of loan charge-offs, declining levels of nonperforming loans and stabilizing valuations of collateral-dependent loans, primarily secured by real estate.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

Net interest income for the six months ended June 30, 2013 totaled $23.9 million, a 4.5% decrease compared to $25.0 million in 2012.  The net interest margin was 3.95% for the three months ended June 30, 2013, a 21 basis-point increase compared to 3.74% for the three months ended March 31, 2013 and a 4 basis-point decrease compared to 3.99% for the three months ended December 31, 2012.  Net interest margin increased 72 basis-points to 3.87% for the six months ended June 30, 2013, as compared to 3.15% for the six months ended June 30, 2012.  The net interest margin for the six months ended June 30, 2013 and three months ended December 31, 2012 were positively impacted, as compared to the six months ended June 30, 2012, by the discontinued accrual of interest on the Corporation's trust-preferred securities, as discussed in Note K to the accompanying condensed consolidated financial statements.

Noninterest income for the six months ended June 30, 2013 approximated $6.7 million, a 1.6% increase from the $6.6 million for the same period in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $34.1 million for the six-month 2013 period compared to $45.7 million for the comparable period of 2012.  The decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $6.2 million (84.9%) to $1.1 million in the six-month 2013 period ($7.3 million in the corresponding 2012 period), due to stabilizing valuations and reduced holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased to $2.2 million in the six-month 2013 period compared to $3.0 million in the same period of 2012.

The largest element of noninterest expense is salaries and employee benefits, which approximated $16.9 million for the six months ended June 30, 2013, a decrease of $3.0 million (15.2%) from $19.9 million in the corresponding period of 2012.  The decrease is largely a result of Capitol's ongoing efforts to streamline operations at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following for the periods ended June 30 (in $1,000s):

	Three Month Period		Six Month Period
	2013	2012 (1)	2013	2012 (1)

Insurance expense	$371	$331	$831	$703
Legal fees	285	1,518	621	2,237
Bank services (ATMs, telephone banking and Internet banking)	207	219	409	443
Loan and collection expense	179	315	365	588
Communications	144	177	291	347
Paper, printing and supplies	133	150	276	308
Other	1,497	2,190	4,866	3,930

Total	$2,816	$4,900	$7,659	$8,556

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

Legal fees, as noted in the table above, were significantly higher for the three and six months ended June 30, 2012 as compared to 2013, due largely to costs directly associated with the Corporation's research, planning, implementation and on-going execution of its original Exchange Offer and Standby Plan for financial restructuring incurred prior to the bankruptcy filing date.  Legal fees related to the bankruptcy incurred after the August 9, 2012 bankruptcy filing date are classified in reorganization items.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the six months ended June 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2013	2012	2013	2012(4)	2013	2012	2013	2012
Arizona Region:
Sunrise Bank of Albuquerque	$1,040	$1,318	$(400)	$(581)
Sunrise Bank of Arizona	5,351	6,760	93	(2,464)	3.99%		0.09%
Arizona Region Total	6,391	8,078	(307)	(3,045)

Great Lakes Region:
Bank of Maumee	748	801	(318)	(271)
Capitol National Bank(3)	1,042	3,772	56	69	3.06%	1.26%	0.24%	0.09%
Indiana Community Bank	2,419	2,702	97	130	2.28%	3.22%	0.19%	0.23%
Michigan Commerce Bank	18,207	22,701	12,475	1,087	118.87%		4.07%
Great Lakes Region Total	22,416	29,976	12,310	1,015

Nevada Region:
Bank of Las Vegas	5,933	6,099	571	(2,221)	21.95%		0.47%

Parent company and other, net	(44)	(431)	(4,324)	(10,657)

Consolidated totals for continuing operations	$34,696	$43,722	$8,250	$(14,908)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)	Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control; the bank was subsequently sold in April 2013 (see Note H).
(4)	As adjusted for the retrospective effect of a change in accounting principle (see Note C).

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $242.8 million during the six months ended June 30, 2013 compared to a $117.7 million decrease in the corresponding period of 2012.  Brokered deposits approximated $495,000 as of June 30, 2013, or less than 1% of total deposits, as the banks have sought to reduce use of that funding source based on maturity and interest rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  In addition, deposits have decreased as part of the banks' deleveraging strategy and as customers bring deposits within the FDIC insured limit.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits is generally prohibited.

Noninterest-bearing deposits approximated 20.9% of total deposits at June 30, 2013, a slight decrease from 21.5% at December 31, 2012.  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  Further, some of this small decrease can be attributed to the expiration of the FDIC's transaction account guarantee ("TAG") program at December 31, 2012, which previously provided for unlimited insurance on noninterest bearing demand deposit accounts.

Cash and cash equivalents amounted to $259.4 million, or 21.0%, of total assets at June 30, 2013, compared to $289.7 million, or 17.9%, of total assets at December 31, 2012, as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities and other real estate owned were used to reduce debt obligations or were deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

investment securities during a low interest rate environment and a cautious approach to, and capital restrictions associated with, making new loans in an uncertain economy.  Management believes Capitol's liquidity position at June 30, 2013 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At June 30, 2013, Capitol's banks had approximately $15.2 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings thereunder approximated $1.4 million at June 30, 2013 and additional borrowing capacity approximated $90.4 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and related matters.  Total notes payable and other borrowings, exclusive of Federal Home Loan Bank borrowings, were $3.5 million at June 30, 2013.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval from that agency.  Accrued interest payable on such securities approximated $33.3 million at June 30, 2013 and December 31, 2012.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.  The accrual of interest was discontinued as of the August 9, 2012 bankruptcy filing date.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (9.8)% at June 30, 2013 and (7.9)% at December 31, 2012.  As of June 30, 2013, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $14.6 million.  Capitol's equity deficit decreased in the interim 2013 period as a result of the $6.8 million net income for the interim 2013 period.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the banks included in Capitol's consolidation as of June 30, 2013:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(2)		Capital Ratio(2)		Capital Ratio(2)		Regulatory Classification(1)(2)
	June 30, 2013	Dec 31, 2012	June 30, 2013	Dec 31, 2012	June 30, 2013	Dec 31, 2012	June 30, 2013	Dec 31, 2012
Arizona Region:
Sunrise Bank of Albuquerque	3.59%	2.01%	4.47%	2.71%	5.76%	4.00%	significantly- undercapitalized	significantly- undercapitalized
Sunrise Bank of Arizona	2.36%	2.05%	3.04%	2.61%	4.31%	3.88%	significantly- undercapitalized	significantly- undercapitalized

Great Lakes Region:
Bank of Maumee	3.45%	4.00%	5.35%	5.92%	6.65%	7.21%	undercapitalized	undercapitalized
Indiana Community Bank	8.42%	8.33%	11.95%	11.23%	13.23%	12.51%	adequately-capitalized(3)	adequately-capitalized(3)
Michigan Commerce Bank	5.74%	2.61%	7.70%	3.52%	8.99%	4.84%	adequately-capitalized	significantly- undercapitalized

Nevada Region:
Bank of Las Vegas	2.50%	2.01%	3.29%	2.60%	4.56%	3.87%	significantly- undercapitalized	significantly- undercapitalized

Consolidated totals	(10.65)%	(8.68)%	(14.83)%	(11.69)%	(14.83)%	(11.69)%	less than adequately- capitalized(4)	less than adequately- capitalized(4)

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
Significantly-Undercapitalized – Does not meet the criteria for "undercapitalized," but has Tier 1 leverage ratio of 2% or more.
Critically-Undercapitalized – Institutions with a Tier 1 leverage ratio below 2%.

(2)	Ratios and regulatory classifications are based on the banks' regulatory reports filed at original due date on or before July 30, 2013.
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

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at June 30, 2013.

Capitol's total risk-based capital ratio at June 30, 2013 was adversely impacted by the exclusion of approximately $163.1 million of Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at June 30, 2013 resulted primarily from operating losses.

In addition to Capitol's consolidated regulatory capital classification at June 30, 2013, several of its bank subsidiaries had capital levels resulting in classification as "significantly-undercapitalized" or "undercapitalized" at that date.  Regarding banks classified as less than "adequately-capitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Proceeds from the sale of banks through June 30, 2013 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.  Capitol anticipates augmenting the capital levels of its less than "adequately-capitalized" bank subsidiaries further, through the allocation of proceeds from the pending divestiture of certain bank subsidiaries, subject to FDIC approval and waivers of any FDIC cross-guaranty liability claims as a result of the recent closures at four subsidiary banks.  Pending divestitures are discussed later in this narrative.  Management is pursuing various strategies to increase Capitol's Tier 1 capital, including raising capital through potential equity transactions, the financial restructuring plan discussed later in this narrative, gains on divestiture of bank subsidiaries and other initiatives.

Going-Concern Considerations

As of June 30, 2013, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

·	The Corporation has filed for protection under Chapter 11 and has filed a proposed liquidation plan subject to approval;
·	An equity deficiency approximating $136.7 million;
·	The seizure of four subsidiary banks and the potential related cross-guaranty liability;
·	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
·	Several banking subsidiaries with regulatory capital classification as "significantly-undercapitalized" or "undercapitalized";
·
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

·
Capitol has sold several of its banking subsidiaries during the past few years and has other divestiture transactions pending (see Note L to the accompanying condensed consolidated financial statements) or in the planning stages.  The proceeds from those divestitures have been redeployed at certain remaining banking subsidiaries which have experienced a significant erosion of capital due to operating losses.  While such proceeds have been a significant source of funds for redeployment, the Corporation will need to raise significant other sources of new capital in the future;

·
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

·	Elevated levels of nonperforming loans and other nonperforming assets as a percentage of consolidated loans and total assets, respectively; and
·	Losses from continuing operations, resulting from elevated provisions for loan losses and costs associated with foreclosed properties and other real estate owned in prior periods.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Capitol has commenced several initiatives and other actions to mitigate these going-concern considerations and to improve its financial condition, equity, regulatory capital and regulatory compliance.  Improvement in Capitol's and its banking subsidiaries' capitalization, financial position, asset quality and results of operations requires multi-faceted efforts, which are currently being considered in the following areas, among others:

·	Completion of pending divestitures;
·	Further reductions in nonperforming assets;
·	Stabilization of provisions for loan losses and impairment losses; and
·	Further reductions in operating expenses through potential divestitures or mergers of bank subsidiaries and continued streamlining of corporate operations.

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

Pending Divestiture of Banks

Capitol has entered into a definitive agreement to sell its controlling interest held by a bank-development subsidiary in Bank of Maumee.  Total proceeds from this pending sale are expected to approximate $640,000, resulting in a projected gain of $77,000 (less than $0.01 per common share) based on Capitol's investment in the bank as of June 30, 2013.  The sale has been approved by the Bankruptcy Court, but remains subject to regulatory approval and other contingencies.

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

On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division (the "New Mexico FID") issued a written notice of its intention to take possession and control of Sunrise Bank of Albuquerque and its assets for the purpose of reorganization or liquidation through receivership if certain findings of the New Mexico FID were not corrected by December 20, 2012.  In the event that such a reorganization or liquidation of Sunrise Bank of Albuquerque had taken place, the FDIC would have experienced losses and such losses could have been assessed against the Corporation's other depository institution subsidiaries.  Such liability would likely have had a material adverse effect on the financial condition of any assessed subsidiary institution and on the Corporation as the common parent.  In February 2013, Capitol provided Sunrise Bank of Albuquerque with a $1 million capital injection to raise the Bank's capital level to 4.00% and thus satisfied the New Mexico FID mandate.  The Bank continues to provide banking services in a normal manner, including maintaining FDIC insurance for its depositors.  However, the Bank's capital level fell below 4.00% as of June 30, 2013 and, as such, the New Mexico FID may reissue a notice of intent to take possession.

On May 10, 2013, Sunrise Bank, a subsidiary bank of Capitol, was closed by the Georgia Department of Banking and Finance and the FDIC was appointed as receiver.  The FDIC entered into a purchase and assumption agreement with Synovus Bank, based in Columbus, Georgia, to assume all of the deposits of Sunrise Bank.  As the owner of substantially all of the capital stock of Sunrise Bank, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of Sunrise Bank or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

Also on May 10, 2013, Pisgah Community Bank ("PCB"), a subsidiary bank of Capitol, was closed by the North Carolina Office of the Commissioner of Banks and the FDIC was appointed as receiver.  The FDIC entered into a purchase and assumption agreement with Capital Bank, NA, based in Rockville, Maryland, to assume all of the deposits of PCB.  As the owner of substantially all of the capital stock of PCB, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of PCB or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

On May 14, 2013, Central Arizona Bank ("CAB"), a subsidiary bank of Capitol, was closed by the Arizona Department of Financial Institutions and the FDIC was appointed as receiver.  The FDIC entered into a purchase and assumption agreement with Western State Bank, based in Devils Lake, North Dakota, to assume all of the deposits of CAB.  As the owner of substantially all of the capital stock of CAB, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of CAB or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

On June 6, 2013, 1st Commerce Bank, a subsidiary bank of Capitol, was closed by the FDIC and the FDIC appointed itself as receiver.  The FDIC entered into a purchase and assumption agreement with Plaza Bank, based in Irvine, California, to assume all of the deposits of 1st Commerce Bank.  As the owner of substantially all of the capital stock of 1st Commerce Bank, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of 1st Commerce Bank or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies including the removal of trust-preferred securities as a permitted component of a holding company's Tier 1 capital, following a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management is continuing to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, continues to remain uncertain.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set forth new capital requirements for banking organizations.  On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  Under the final rule, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets will be applied to all supervised financial institutions.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  These new capital requirements will be phased in over time with the phase-in period for smaller, less complex banking organizations beginning in January 2015 and the phase-in period for larger institutions beginning in January 2014.  Additionally, the U.S. implementation of Basel III maintains the ability to treat trust-preferred securities purchased before May 19, 2010 as Tier 1 capital for banking organizations with less than $15 billion in assets.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks as well as the impact upon its earnings or financial position is difficult to determine at this point due to the current bankruptcy proceedings.

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
AND RESULTS OF OPERATIONS – Continued

Tax Matters – Continued

proper.  As a result of this ruling, Capitol filed an amended 2009 return in June 2013 and reduced its tax liability by $1.5 million, to a net liability of $4.9 million, for expense deductions taken in 2009 related to other real estate owned activities.

Capitol received a final notice of taxes due from the State of Michigan related to the Michigan Business Tax.  The notice, dated September 25, 2012, pertained to the year ended December 31, 2009 and indicated an amount due of $771,000, including penalties and interest.  Included in this notice, and in response to the Corporation's filing for reorganization, the State alleged that Capitol had not properly computed and filed its 2009 Michigan Business Tax return.  Capitol received an earlier notice from the State of Michigan, dated September 21, 2012, claiming additional tax was due for the year ended December 31, 2010 in the amount of $202,000, including penalties and interest.  In response to these notices, Capitol filed a Petition with the Michigan Tax Tribunal on October 30, 2012, formally appealing the 2009 findings and stating that all required returns were properly filed and all associated Michigan Business Tax due was paid.  In addition, Capitol also requested an informal conference with the State in regard to the 2009 and 2010 returns.  Prior to any informal conference with the State or a hearing with the Michigan Tax Tribunal, the State Attorney General's Office and the State agreed to settle the amount due for the 2009 and 2010 returns for approximately $113,000 and $39,000, respectively, including interest.  Penalties were waived.  Capitol has recorded a liability for these amounts as of June 30, 2013.

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

Voting on the Standby Plan expired on July 27, 2012.  The results were overwhelmingly in support of the Standby Plan.  Accordingly, on August 9, 2012, Capitol and FCC (collectively, the "Debtors") each proceeded with filing a voluntary bankruptcy petition with the intent of effectuating a restructure of their debt and a streamlining of their capital structure pursuant to the Standby Plan.  The Debtors' banking subsidiaries were not part of the bankruptcy filing.  Capitol was also granted a motion by the Bankruptcy Court requiring that trading in the Corporation's senior notes, trust-preferred securities, preferred stock and common stock be restricted to preserve certain of its deferred tax assets.  The bankruptcy proceedings are still in process.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Other Corporate Matters – Continued

On May 16, 2013, Capitol and FCC filed a proposed Joint Liquidating Plan of Capitol Bancorp Ltd. and Financial Commerce Corporation (the "Joint Liquidating Plan") and related Disclosure Statement with the Bankruptcy Court for the resolution of outstanding claims against and equity security interests in the Debtors.  The Joint Liquidating Plan superseded the Standby Plan filed by Capitol and FCC with the Bankruptcy Court in August 2012, which was withdrawn.  On May 22, 2013, Capitol and FCC filed an Amended Disclosure Statement (the "Amended Disclosure Statement"), which superseded the Disclosure Statement filed on May 16, 2013.  Capitol and FCC continue to remain in possession of their assets and properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On July 17, 2013, Capitol and FCC filed an Amended Joint Liquidating Plan of Capitol Bancorp Ltd. and Financial Commerce Corporation (the "Amended Joint Liquidating Plan"), which superseded the prior Joint Liquidating Plan.  Information contained in the Amended Joint Liquidating Plan and Amended Disclosure Statement is subject to change, whether as a result of amendments to the Amended Joint Liquidating Plan or the Amended Disclosure Statement, third-party actions, or otherwise.

Pursuant to an Order entered on June 27, 2013, the Amended Disclosure Statement was granted preliminary approval by the Bankruptcy Court.  The Amended Joint Liquidating Plan is subject to acceptance by the creditors of Capitol and FCC (as, and to the extent, required under the Bankruptcy Code) and confirmation by the Bankruptcy Court.  There can be no assurances that the requisite acceptances of the Amended Joint Liquidating Plan will be obtained from the creditors of Capitol and FCC, that the Bankruptcy Court will grant final approval of the Amended Disclosure Statement, or that the Bankruptcy Court will confirm the Amended Joint Liquidating Plan.

Pursuant to prior Orders of the Bankruptcy Court, Capitol and FCC are permitted to solicit acceptances of the Amended Joint Liquidating Plan and the Debtors have commenced the solicitation process.  The deadline for creditors to timely return ballots on the Amended Joint Liquidating Plan, as well as to file any objections thereto, is September 24, 2013, at 4:30 p.m. Eastern Daylight Time.  This is also the deadline for the filing of any motions with the Bankruptcy Court to estimate claims for purposes of voting on the Amended Joint Liquidating Plan.  The combined hearing to be conducted by the Bankruptcy Court on (i) final approval of the Amended Disclosure Statement, and (ii) confirmation of the Amended Joint Liquidating Plan is scheduled for October 9, 2013, at 10:00 a.m. Eastern Daylight Time.  The foregoing summary is not intended to be, nor should it be construed as, a solicitation for a vote on the Amended Joint Liquidating Plan.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Capitol evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Disclosure Controls").  The Disclosure Controls are designed to allow Capitol to reach a reasonable level of assurance that information required to be disclosed by Capitol in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of Capitol's management, including the Chief Executive Officer ("CEO") and the Principal Accounting Officer ("PAO"). Based upon the Controls Evaluation and subsequent discussions and actions by Capitol as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("Form 10-K") and above, the CEO and PAO have concluded that as of June 30, 2013, Capitol's Disclosure Controls were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended June 30, 2013, no changes in Capitol's "internal control over financial reporting," as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect Capitol's Internal Control.

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

There were no material changes from the Legal Proceedings set forth in Part I, Item 1, "Legal Proceedings," of Capitol's Form 10-Q for the three months ended March 31, 2013.

Item 1A.
Risk Factors.

Other than as set forth below, during the six months ended June 30, 2013, there were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2012.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

On May 10, 2013, each of Sunrise Bank and Pisgah Community Bank were closed by their applicable state regulator and placed into receivership with the FDIC.  On May 14, 2013, Central Arizona Bank was closed by its state regulator and placed into receivership with the FDIC.  On June 6, 2013, 1st Commerce Bank was closed by the FDIC and placed into receivership with the FDIC.  It is likely that the FDIC will experience losses in connection with these closures, and the FDIC could assess such losses against the Corporation's other depository institution subsidiaries.  Such liability would have a material adverse effect on the financial condition of any assessed subsidiary institution and on Capitol as the common parent.  Such liability could also have a material adverse effect on Capitol's ability to emerge from bankruptcy protection.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.
Item 3.	Defaults Upon Senior Securities. None.

PART II.  OTHER INFORMATION – Continued

Item 4.	Mine Safety Disclosures. Not applicable.
Item 5.
Other Information.

On June 13, 2013, Joseph D. Reid took a voluntary reduction of thirty-three percent in his base salary compensation.  This follows prior voluntary reductions of ten percent on January 1, 2009, twenty percent on October 1, 2009, twenty-five percent effective March 31, 2011 and thirty-three percent effective April 2, 2012.

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
101
Interactive data files formatted in XBRL (eXtensible Business
Reporting Language) pursuant to Rule 405 of Regulation S-T,
including: (i) Condensed Consolidated Balance Sheets, (ii)
Condensed Consolidated Statements of Operations, (iii)
Condensed Consolidated Statements of Comprehensive Income
(Loss), (iv) Condensed Consolidated Statements of Changes in
Equity, (v) Condensed Consolidated Statements of Cash Flows
and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL BANCORP LTD. (Registrant)
Date: August 14, 2013	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: August 14, 2013	/s/ Marie D. Walker Marie D. Walker Director of Corporate Accounting (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language)
pursuant to Rule 405 of Regulation S-T, including: (i) Condensed Consolidated Balance
Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed
Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed
Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements
of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.