Form 10-Q
period 2013-09-30
CAPITOL BANCORP LTD
filed 2013-11-14
CIK 840264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001-31708

CAPITOL BANCORP LTD.
(Exact name of registrant as specified in its charter)

Michigan	38-2761672
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
Capitol Bancorp Ltd.
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2013
Common Stock, No par value	41,171,479 shares

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

•            The recent seizure of five of Capitol's subsidiary banks by applicable state banking regulators and the Federal Deposit Insurance Corporation ("FDIC");

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

FORWARD-LOOKING STATEMENTS – Continued

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

•            The impact of possible future material impairment charges;

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

FORWARD-LOOKING STATEMENTS – Continued

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

[The remainder of this page intentionally left blank]

PART I, ITEM 1

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets (Unaudited)
As of September 30, 2013 and December 31, 2012
(in $1,000s, except share and per-share data)

	September 30, 2013	December 31, 2012
		As Adjusted (Note C)
ASSETS
Cash and due from banks	$22,282	$43,727
Money market and interest-bearing deposits	192,849	214,340
Cash and cash equivalents	215,131	258,067
Loans held for sale	73	-
Investment securities available for sale, carried at fair value -- Note E	14,552	15,662
Federal Home Loan Bank and Federal Reserve Bank stock (carried on the basis of cost) -- Note E	6,262	7,456
Portfolio loans, less allowance for loan losses of $32,265 in 2013 and $51,508 in 2012 -- Note F	672,463	879,817
Premises and equipment	15,563	17,715
Accrued interest income	2,256	3,038
Other real estate owned	47,783	63,242
Other assets	10,122	14,438
Assets of discontinued operations -- Note G	-	361,867

TOTAL ASSETS	$984,205	$1,621,302

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$190,745	$246,538
Interest-bearing	723,744	947,603
Total deposits	914,489	1,194,141
Notes payable and other borrowings	8,908	5,426
Accrued interest on deposits and other liabilities	7,748	4,970
Liabilities of discontinued operations -- Note G	-	354,020
Liabilities subject to compromise -- Note B	195,723	200,293
Total liabilities	1,126,868	1,758,850

EQUITY:
Capitol Bancorp Limited stockholders' equity -- Note N:
Preferred stock (Series A), 700 shares authorized ($100 per-share liquidation preference); 51 shares issued and outstanding	5,098	5,098
Preferred stock (for potential future issuance), 19,300,000 shares authorized (none issued and outstanding)	-	-
Common stock, no par value,1,500,000,000 shares authorized; issued and outstanding: 2013 - 41,171,479 shares; 2012 - 41,177,479 shares	292,090	292,092
Retained-earnings deficit	(422,892)	(424,022)
Undistributed common stock held by employee-benefit trust	(541)	(541)
Accumulated other comprehensive income (loss)	(173)	72
Total Capitol Bancorp Limited stockholders' equity deficit	(126,418)	(127,301)
Noncontrolling interests in consolidated subsidiaries	(16,245)	(10,247)
Total equity deficit	(142,663)	(137,548)

TOTAL LIABILITIES AND EQUITY	$984,205	$1,621,302

          See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in $1,000s, except per-share data)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
		As Adjusted (Note C)		As Adjusted (Note C)
Interest income:
Portfolio loans (including fees)	$10,212	$14,440	$33,087	$44,562
Loans held for sale	2	19	3	39
Taxable investment securities	33	40	108	127
Other	189	221	552	712
Total interest income	10,436	14,720	33,750	45,440
Interest expense:
Deposits	1,419	2,305	4,826	7,832
Debt obligations and other	85	998	281	6,618
Total interest expense	1,504	3,303	5,107	14,450
Net interest income	8,932	11,417	28,643	30,990
Provision for loan losses -- Note F	3	277	(12,183)	791

Net interest income after provision for loan losses	8,929	11,140	40,826	30,199
Noninterest income:
Service charges on deposit accounts	385	483	1,130	1,479
Trust and wealth-management revenue	667	735	2,117	2,159
Fees from origination of non-portfolio residential mortgage loans	49	199	175	503
Gain on sale of government-guaranteed loans	-	-	-	344
Other	1,488	3,646	5,197	6,819
Total noninterest income	2,589	5,063	8,619	11,304
Noninterest expense:
Salaries and employee benefits	6,263	8,209	20,819	25,595
Occupancy	1,512	1,637	4,712	5,014
Equipment rent, depreciation and maintenance	803	1,102	2,794	3,540
Costs (income) associated with foreclosed properties and other real estate owned	1,048	1,170	2,454	6,748
FDIC insurance premiums and other regulatory fees	650	1,110	2,501	3,564
Other	2,124	4,133	9,395	11,710
Total noninterest expense	12,400	17,361	42,675	56,171

Income (loss) before reorganization items and income taxes (benefit)	(882)	(1,158)	6,770	(14,668)
Reorganization items -- Note B	360	2,746	2,195	2,746
Income (loss) before income taxes (benefit)	(1,242)	(3,904)	4,575	(17,414)
Income taxes (benefit)	-	48	(1,547)	4
Income (loss) from continuing operations	(1,242)	(3,952)	6,122	(17,418)
Discontinued operations -- Note G:
Income (loss) from operations of bank subsidiaries discontinued	92	(1,432)	458	(6,189)
Gain (loss) on bank subsidiaries discontinued	(4,653)	29	(5,911)	155
Less income tax expense	-	39	-	101
Loss from discontinued operations	(4,561)	(1,442)	(5,453)	(6,135)
NET INCOME (LOSS)	(5,803)	(5,394)	669	(23,553)

Net losses attributable to noncontrolling interests in consolidated subsidiaries	100	471	461	1,829

NET INCOME (LOSS) ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(5,703)	$(4,923)	$1,130	$(21,724)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CAPITOL BANCORP LIMITED -- Note J	$(0.14)	$(0.12)	$0.03	$(0.53)

            See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in $1,000s)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
		As Adjusted (Note C)		As Adjusted (Note C)

NET INCOME (LOSS)	$(5,803)	$(5,394)	$669	$(23,553)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period	(180)	27	(245)	18

COMPREHENSIVE INCOME (LOSS)	(5,983)	(5,367)	424	(23,535)

Comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	100	471	461	1,829

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CAPITOL BANCORP LIMITED	$(5,883)	$(4,896)	$885	$(21,706)

            See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Changes in Equity (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012
(in $1,000s, except share and per-share data)

	Capitol Bancorp Limited Stockholders' Equity
	Preferred Stock	Common Stock	Retained- Earnings (Deficit)	Undistributed Common Stock Held by Employee- Benefit Trust	Accumulated Other Comprehensive Income (Loss)	Total Capitol Bancorp Limited Stockholders' Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity (Deficit)

Nine Months Ended September 30, 2012

Balances at December 31, 2011, as previously reported	$5,098	$292,135	$(404,846)	$(541)	$70	$(108,084)	$(563)	$(108,647)

Cumulative effect of change in accounting principle -- Note C			4,128			4,128		4,128

Balances at January 1, 2012, as adjusted	5,098	292,135	(400,718)	(541)	70	(103,956)	(563)	(104,519)

Reduction in noncontrolling interest of sold subsidiaries						-	(7,360)	(7,360)

Reduction in investment of subsidiaries due to change in ownership			(144)			(144)	144	-

Issuance of 145,609 shares of common stock upon exercise of stock options		1				1		1

Surrender of 1,897 shares of common stock to facilitate vesting of restricted stock		-				-		-

Reversal of compensation expense relating to 5,500 forfeited restricted common stock shares and stock options		(86)				(86)		(86)

Recognition of compensation expense relating to restricted common stock and stock options		72				72		72

Tax effect of share-based payments		(29)				(29)		(29)

Net loss			(21,724)			(21,724)	(1,829)	(23,553)

Other comprehensive loss					18	18		18

BALANCES AT SEPTEMBER 30, 2012	$5,098	$292,093	$(422,586)	$(541)	$88	$(125,848)	$(9,608)	$(135,456)

Nine Months Ended September 30, 2013

Balances at December 31, 2012, as previously reported	$5,098	$292,092	$(430,590)	$(541)	$72	$(133,869)	$(10,247)	$(144,116)

Cumulative effect of change in accounting principle -- Note C			6,568			6,568		6,568

Balances at January 1, 2013, as adjusted	5,098	292,092	(424,022)	(541)	72	(127,301)	(10,247)	(137,548)

Reduction in noncontrolling interest of subsidiaries discontinued						-	(47)	(47)

Reduction in investment in subsidiaries due to change in ownership						-	(5,490)	(5,490)

Reversal of compensation expense relating to 6,000 forfeited restricted common stock shares and stock options		(6)				(6)		(6)

Recognition of compensation expense relating to restricted common stock and stock options		4				4		4

Net income (loss)			1,130			1,130	(461)	669

Other comprehensive loss					(245)	(245)		(245)

BALANCES AT SEPTEMBER 30, 2013	$5,098	$292,090	$(422,892)	$(541)	$(173)	$(126,418)	$(16,245)	$(142,663)

    See notes to condensed consolidated financial statements.

CAPITOL BANCORP LIMITED
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012
(in $1,000s)

	2013		2012
			As Adjusted (Note C)

OPERATING ACTIVITIES
Net income (loss)		$669	$(23,553)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities (including discontinued operations):
Provision for loan losses		(12,764)	2,247
Depreciation of premises and equipment		2,189	3,044
Reorganization items		2,195	2,746
Net amortization of investment security premiums		61	89
Loss on sale of premises and equipment		64	50
Gain on sale of government-guaranteed loans		-	(555)
Loss (gain) on bank subsidiaries discontinued		6,434	(155)
Loss (gain) on sale of other real estate owned		(2,219)	(135)
Write-down of other real estate owned		2,547	10,188
Amortization of issuance costs of subordinated debentures		-	59
Share-based compensation expense		(2)	(14)
Deferred income tax expense (credit)		2	(993)
Originations and purchases of loans held for sale		(1,812)	(22,077)
Proceeds from sales of loans held for sale		1,739	23,604
Decrease in accrued interest income and other assets		9,052	2,110
Decrease in accrued interest expense on deposits and other liabilities		(4,114)	(114)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES		4,041	(3,459)

INVESTING ACTIVITIES
Proceeds from calls, prepayments and maturities of investment securities		4,930	14,525
Purchases of investment securities		(5,247)	(7,620)
Redemption of Federal Home Loan Bank stock by issuer		1,415	1,848
Purchases of Federal Home Loan Bank stock		-	(31)
Net decrease in portfolio loans		144,193	190,816
Proceeds from sales of government-guaranteed loans		-	4,984
Proceeds from sales of premises and equipment		49	28
Purchases of premises and equipment		(318)	(1,499)
Proceeds from sale of bank subsidiaries		1,000	8,940
Payments received on other real estate owned		97	54
Proceeds from sales of other real estate owned		30,056	35,987

NET CASH PROVIDED BY INVESTING ACTIVITIES		176,175	248,032

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and savings accounts		77,291	124,114
Net decrease in certificates of deposit		(260,177)	(329,190)
Net payments on debt obligations		-	(2,317)
Proceeds from Federal Home Loan Bank borrowings		4,500	59,511
Payments on Federal Home Loan Bank borrowings		(2,018)	(81,528)
Net proceeds from issuance of common stock		-	1
Tax effect of share-based payments		-	(29)

NET CASH USED IN FINANCING ACTIVITIES		(180,404)	(229,438)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(188)	15,135

Change in cash and cash equivalents of discontinued operations		2,005	(1,327)

Change in cash and cash equivalents of deconsolidated subsidiary		(44,753)	-

Cash and cash equivalents at beginning of period		258,067	271,211

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$	$ 215,131	$ $ 285,019

Supplemental disclosures:
Cash paid during the period for interest on deposits and debt obligations		6,369	18,529
Transfers of loans to other real estate owned		11,485	38,222

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

For comparative purposes, original balances as previously reported in periods prior to September 30, 2013 have been adjusted to exclude amounts related to discontinued operations (see Note G).

The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

On May 16, 2013, Capitol and FCC filed a proposed Joint Liquidating Plan of Capitol Bancorp Ltd. and Financial Commerce Corporation (the "Joint Liquidating Plan") and related Disclosure Statement with the Bankruptcy Court for the resolution of outstanding claims against and equity security interests in the Debtors.  The Joint Liquidating Plan superseded a prepackaged plan of reorganization filed by Capitol and FCC with the Bankruptcy Court in August 2012, which was withdrawn.  On May 22, 2013, Capitol and FCC filed an Amended Disclosure Statement (the "Amended Disclosure Statement"), which superseded a Disclosure Statement filed on May 16, 2013.

On July 17, 2013, Capitol and FCC filed an Amended Joint Liquidating Plan of Capitol Bancorp Ltd. and Financial Commerce Corporation (the "Amended Joint Liquidating Plan"), which superseded the prior Joint Liquidating Plan. Information contained in the Amended Joint Liquidating Plan and Amended Disclosure Statement is subject to change, whether as a result of amendments, third-party actions, or otherwise.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note A – Background and Basis of Presentation – Continued

The Amended Joint Liquidating Plan is subject to acceptance by the creditors of Capitol and FCC (as, and to the extent, required under the Bankruptcy Code) and confirmation by the Bankruptcy Court.  The deadline for creditors to vote on the Amended Joint Liquidating Plan was September 24, 2013.  The combined hearing to be conducted by the Bankruptcy Court on final approval of the Amended Disclosure Statement, and confirmation of the Amended Joint Liquidating Plan is presently scheduled for December 18, 2013.

Accounting Standards Codification ("ASC") Topic 852, Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Amounts that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the condensed consolidated statements of operations beginning in the quarter ended September 30, 2012.  The condensed consolidated balance sheet distinguishes prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise (none as of September 30, 2013) and from post-petition liabilities.  Liabilities that may be affected by a Chapter 11 plan of reorganization are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  Capitol applied ASC Topic 852 effective August 9, 2012 and has segregated those items as outlined above for all reporting periods subsequent to such date and will continue to do so until emergence from Chapter 11.

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

Note B – Debtor-in-Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of liabilities subject to compromise represents management's estimate of known or potential prepetition and post-petition claims to be addressed in connection with the bankruptcy filing.  Such claims are subject to future adjustments.  The liabilities subject to compromise consist of the following (in $1,000s):

	September 30, 2013	December 31, 2012

Trust-preferred securities	$151,296	$151,296
Senior notes	6,820	6,820
Accrued interest payable	33,318	33,318
Accrued estimated taxes payable	3,196	7,108
Accounts payable and other accrued liabilities	1,093	1,751

Total liabilities subject to compromise	$195,723	$200,293

In accordance with ASC Topic 852, interest was no longer accrued on the trust-preferred securities and senior notes included in liabilities subject to compromise after Capitol filed for bankruptcy protection.  If Capitol had continued to accrue interest on these debt obligations, additional contractual interest expense of $2.5 million and $ 7.7 million for the three and nine months ended September 30, 2013, respectively, would have been reported.

Reorganization Items

Professional advisory fees and other costs directly associated with the reorganization are reported separately as reorganization items pursuant to ASC Topic 852.  The reorganization items for the three and nine months ended

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note B – Debtor-in-Possession Financial Information – Continued

September 30, 2013 and 2012 consisted of the following (in $1,000s):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Professional fees	$360	$665	$2,195	$665
Deferred issuance costs	-	2,081	-	2,081
	$360	$2,746	$2,195	$2,746

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note C – Change in Accounting Principle – Continued

All 2012 periods have been retrospectively adjusted to reflect the change in accounting principle.  The following tables summarize the adjustments to the Corporation's unaudited condensed consolidated financial statements for each affected line item (in $1,000s, except per-share data):

 Condensed Consolidated Balance Sheet (Unaudited)

	As of December 31, 2012
	As Previously Reported	Reclassification of Discontinued Operations(1)	Effect of Change in Accounting Principle	As Adjusted

Portfolio loans, less allowance for loan losses	$1,143,212	$(266,445)	$3,050	$879,817
Total assets	1,618,252		3,050	1,621,302
Accrued interest on deposits and other liabilities	9,779	(1,291)	(3,518)	4,970
Total liabilities	1,762,368		(3,518)	1,758,850
Retained-earnings deficit	(430,590)		6,568	(424,022)
Total Capitol Bancorp Limited stockholders' equity deficit	(133,869)		6,568	(127,301)
Total equity deficit	(144,116)		6,568	(137,548)

(1)           For comparative purposes, original balances as previously reported have also been adjusted to exclude amounts related to discontinued operations.

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30, 2012
	As Previously Reported	Reclassification of Discontinued Operations(1)	Effect of Change in Accounting Principle	As Adjusted

Costs associated with foreclosed properties and other real estate owned	$3,172	$(1,252)	$(750)	$1,170
Total noninterest expense	23,735	(5,624)	(750)	17,361
Loss before income tax benefit	(6,155)	1,501	750	(3,904)
Loss from continuing operations	(6,203)	1,501	750	(3,952)
Net loss	(6,144)		750	(5,394)
Net loss attributable to Capitol Bancorp Limited	(5,673)		750	(4,923)
Net loss per common share attributable to Capitol Bancorp Limited	$(0.14)			$(0.12)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note C – Change in Accounting Principle – Continued

	Nine Months Ended September 30, 2012
	As Previously Reported	Reclassification of Discontinued Operations(1)	Effect of Change in Accounting Principle	As Adjusted

Costs associated with foreclosed properties and other real estate owned	$14,227	$(5,279)	$(2,200)	$6,748
Total noninterest expense	77,509	(19,138)	(2,200)	56,171
Loss before income tax benefit	(25,905)	6,291	2,200	(17,414)
Loss from continuing operations	(25,909)	6,291	2,200	(17,418)
Net loss	(25,753)		2,200	(23,553)
Net loss attributable to Capitol Bancorp Limited	(23,924)		2,200	(21,724)
Net loss per common share attributable to Capitol Bancorp Limited	$(0.58)			$(0.53)

(1)	For comparative purposes, original balances as previously reported have also been adjusted to exclude amounts related to discontinued operations.

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

Investment securities available for sale consisted of the following (in $1,000s):

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

United States treasury	$3,249	$3,250	$3,499	$3,500
United States government agency	5,000	4,682	4,000	3,987
Mortgage-backed	6,564	6,620	8,055	8,175

	$14,813	$14,552	$15,554	$15,662

 Gross unrealized gains and losses on investment securities available for sale were as follows (in $1,000s):

	September 30, 2013		December 31, 2012
	Gains	Losses	Gains	Losses

United States treasury	$1		$1
United States government agency	1	$319		$13
Mortgage-backed	60	4	120

	$62	$323	$121	$13

 The age of gross unrealized losses and carrying value (at estimated fair value) of securities available for sale are summarized below (in $1,000s):

	September 30, 2013		December 31, 2012
	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value
One year or less:
United States government agencies	$319	$4,181	$13	$3,987
Mortgage-backed	4	1,741	-	-
	$323	$5,922	$13	$3,987

Scheduled maturities of investment securities held as of September 30, 2013 were as follows (in $1,000s):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,249	$3,250
After one year, through five years	1,000	999
After five years, through ten years	4,349	4,295
After ten years	6,215	6,008

	$14,813	$14,552

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans

The following tables present the allowance for loan losses and the carrying amount of loans based on management's overall assessment of probable incurred losses (in $1,000s), and should not be interpreted as an indication of future charge-offs:

	September 30, 2013
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$4,570	$1,917	$873	$1,328	$3			$8,691
Collectively evaluated for probable incurred losses	7,301	4,363	694	1,746	213	$187	$9,070	23,574

Total allowance for loan losses	$11,871	$6,280	$1,567	$3,074	$216	$187	$9,070	$32,265

Portfolio loans:
Individually evaluated for impairment	$71,684	$17,436	$8,253	$6,849	$28			$104,250
Collectively evaluated for probable incurred losses	380,318	129,199	22,249	61,176	5,586	$1,950		600,478

Total portfolio loans	$452,002	$146,635	$30,502	$68,025	$5,614	$1,950		$704,728

	December 31, 2012 (As Adjusted – Note C)
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Allowance for loan losses:
Individually evaluated for impairment	$6,214	$2,153	$881	$1,022	$8			$10,278
Collectively evaluated for probable incurred losses	8,721	6,241	1,063	3,441	866	$3	$20,895	41,230

Total allowance for loan losses	$14,935	$8,394	$1,944	$4,463	$874	$3	$20,895	$51,508

Portfolio loans:
Individually evaluated for impairment	$89,964	$29,314	$10,447	$10,071	$22			$139,818
Collectively evaluated for probable incurred losses	482,512	178,027	29,730	92,574	6,671	$1,993		791,507

Total portfolio loans	$572,476	$207,341	$40,177	$102,645	$6,693	$1,993		$931,325

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F –Loans – Continued

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

The tables below summarize activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 (in $1,000s) by loan type:

	Three Months Ended September 30, 2013
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$11,444	$6,443	$1,936	$2,615	$303	$391	$9,378	$32,510

Charge-offs	(1,453)	(800)	(234)	(411)	(2)			(2,900)
Recoveries	1,509	470	334	259	80			2,652
Net charge-offs	56	(330)	100	(152)	78			(248)

Provision for loan losses	173	103	(482)	581	(167)	(205)		3

Net change in unallocated allowance	198	64	13	30	2	1	(308)

Ending balance	$11,871	$6,280	$1,567	$3,074	$216	$187	$9,070	$32,265

	Nine Months Ended September 30, 2013
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$14,935	$8,394	$1,944	$4,463	$874	$3	$20,895	$51,508

Less allowance for deconsolidated subsidiary – Note H	(765)	(869)	(53)	(422)	(48)			(2,157)

Charge-offs	(6,435)	(3,237)	(2,906)	(980)	(318)	(7)		(13,883)
Recoveries	3,631	1,602	2,254	1,338	155			8,980
Net charge-offs	(2,804)	(1,635)	(652)	358	(163)	(7)		(4,903)

Provision for loan losses	746	468	344	(1,289)	(444)	192	(12,200)	(12,183)

Net change in unallocated allowance	(241)	(78)	(16)	(36)	(3)	(1)	375

Ending balance	$11,871	$6,280	$1,567	$3,074	$216	$187	$9,070	$32,265

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

	Three Months Ended September 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$22,642	$10,014	$3,192	$8,760	$228	$368	$13,114	$58,318

Charge-offs	(4,533)	(2,985)	(657)	(472)	(171)	23		(8,795)
Recoveries	614	359	312	876	276	63		2,500
Net charge-offs	(3,919)	(2,626)	(345)	404	105	86		(6,295)

Provision for loan losses	2,466	1,595	(703)	(2,556)	(97)	(428)		277

Net change in unallocated allowance	(3,338)	(1,107)	(273)	(554)	(43)	(12)	5,327

Ending balance	$17,851	$7,876	$1,871	$6,054	$193	$14	$18,441	$52,300

	Nine Months Ended September 30, 2012
	Secured by Real Estate
	Commercial	Residential (including multi- family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Other	Unallocated	Total

Beginning balance	$26,576	$15,854	$6,739	$11,057	$533	$12	$4,447	$65,218

Charge-offs	(11,141)	(7,857)	(2,503)	(6,125)	(373)	(656)		(28,655)
Recoveries	4,193	3,907	1,320	5,046	410	70		14,946
Net charge-offs	(6,948)	(3,950)	(1,183)	(1,079)	37	(586)		(13,709)

Provision for loan losses	6,992	(1,120)	(2,968)	(2,468)	(266)	621		791

Net change in unallocated allowance	(8,769)	(2,908)	(717)	(1,456)	(111)	(33)	13,994

Ending balance	$17,851	$7,876	$1,871	$6,054	$193	$14	$18,441	$52,300

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

Average total portfolio loans for the nine months ended September 30, 2013 and 2012 were $785.8 million and $1.1 billion, respectively.  The ratio of net charge-offs (annualized) to average portfolio loans outstanding was 0.68 % and 1.71% for the nine months ended September 30, 2013 and 2012, respectively.

Nonperforming loans (i.e., loans which are 90 days or more past due and still accruing interest and loans on nonaccrual status) and other nonperforming assets are summarized below (in $1,000s):

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
				As Adjusted (Note C)
Nonaccrual loans:
Loans secured by real estate:
Commercial	$46,944	$55,172	$60,045	$65,443
Residential (including multi-family)	12,242	15,847	18,063	21,049
Construction, land development and other land	5,292	5,937	6,161	5,667
Total loans secured by real estate	64,478	76,956	84,269	92,159
Commercial and other business-purpose loans	4,680	5,238	6,021	8,159
Consumer	133	139	328	189
Total nonaccrual loans	69,291	82,333	90,618	100,507

Past due (>90 days) loans and accruing interest:
Loans secured by real estate:
Commercial	-	-	1,017	515
Residential (including multi-family)	-	-	-	85
Total loans secured by real estate	-	-	1,017	600
Commercial and other business-purpose loans	-	-	-	70
Total past due loans	-	-	1,017	670

Total nonperforming loans	$69,291	$82,333	$91,635	$101,177

Real estate owned and other repossessed assets	47,815	46,775	54,887	63,306

Total nonperforming assets	$117,106	$129,108	$146,522	$164,483

Impaired loans which do not have an allowance requirement include collateral-dependent loans for which direct write-downs have been made to the carrying amount of such loans and, accordingly, no additional allowance requirement or allocation is generally necessary.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of September 30, 2013:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses

With an allowance recorded:
Loans secured by real estate:
Commercial	$46,502	$59,377	$5,276
Residential (including multi-family)	14,770	26,603	3,382
Construction, land development and other land	5,536	9,293	919
Total loans secured by real estate	66,808	95,273	9,577
Commercial and other business-purpose loans	5,096	11,986	1,217
Consumer	199	449	31
	72,103	107,708	10,825
With no related allowance recorded:
Loans secured by real estate:
Commercial	57,782	75,745
Residential (including multi-family)	11,524	12,391
Construction, land development and other land	4,470	5,882
Total loans secured by real estate	73,776	94,018
Commercial and other business-purpose loans	3,123	3,761
Consumer	51	51
	76,950	97,830

Total	$149,053	$205,538	$10,825

Included in total impaired loans as of September 30, 2013 is $119.9 million of loans modified and reported as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note), along with $5.1 million of loans modified as troubled debt restructurings which are no longer reported as troubled debt restructurings due to the loans being in compliance with their modified terms and having an interest rate consistent with market rates.

 Interest income is recorded on impaired loans if not on nonaccrual status, or may be recorded on a cash basis in some circumstances, if such payments are not credited to principal.  For the three and nine months ended September 30, 2013 and 2012, the average recorded investment in impaired loans and interest income recorded on impaired loans were as follows (in $1,000s):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Average Recorded Investment	Interest Income Recorded	Average Recorded Investment	Interest Income Recorded
Loans secured by real estate:
Commercial	$111,720	$2,003	$117,185	$5,472
Residential (including multi-family)	32,733	380	38,059	1,057
Construction, land development and other land	14,504	60	18,582	229
Total loans secured by real estate	158,957	2,443	173,826	6,758
Commercial and other business-purpose loans	11,243	100	13,937	410
Consumer	236	7	196	7

Total	$170,436	$2,550	$187,959	$7,175

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued
	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Average Recorded Investment	Interest Income Recorded	Average Recorded Investment	Interest Income Recorded
	As Adjusted (Note C)		As Adjusted (Note C)
Loans secured by real estate:
Commercial	$126,443	$1,715	$128,941	$3,717
Residential (including multi-family)	49,098	596	48,687	1,722
Construction, land development and other land	25,137	30	25,510	540
Total loans secured by real estate	200,678	2,341	203,138	5,979
Commercial and other business-purpose loans	18,315	61	18,661	671
Consumer	180		172	7

Total	$219,173	$2,402	$221,971	$6,657

 Impaired loans are summarized in the following table (in $1,000s), based on loans which either have an allowance for loan losses recorded or no such allowance as of December 31, 2012:

	Carrying Value	Unpaid Principal Balance	Related Allowance for Loan Losses
	As Adjusted (Note C)	As Adjusted (Note C)
With an allowance recorded:
Loans secured by real estate:
Commercial	$61,640	$75,459	$7,563
Residential (including multi-family)	17,776	31,470	2,706
Construction, land development and other land	7,150	11,562	1,036
Total loans secured by real estate	86,566	118,491	11,305
Commercial and other business-purpose loans	7,609	17,134	1,574
Consumer	207	1,351	57
	94,382	136,976	12,936
With no related allowance recorded:
Loans secured by real estate:
Commercial	53,108	81,579
Residential (including multi-family)	18,690	21,791
Construction, land development and other land	5,982	9,136
Total loans secured by real estate	77,780	112,506
Commercial and other business-purpose loans	6,246	8,112
Consumer	9	9
	84,035	120,627

Total	$178,417	$257,603	$12,936

Included in impaired loans as of December 31, 2012 is $138.9 million of loans modified and reported as troubled debt restructurings (see further discussion under the Troubled Debt Restructurings section of this Note).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The following tables summarize the aging and amounts of past due loans (in $1,000s):

	September 30, 2013
	Past Due Loans (based on payment due dates)			Total Amount of
	More Than 29 Days, and Less Than 90 Days	More Than 89 Days (Accruing)	Loans on Nonaccrual Status (Generally, 90 Days or More)	Loans More Than 29 Days Past Due or on Nonaccrual Status	Loans Either Current or Less Than 30 Days Past Due	Total Portfolio Loans

Loans secured by real estate:
Commercial	$4,798	$-	$46,944	$51,742	$400,260	$452,002
Residential (including multi-family)	1,582	-	12,242	13,824	132,811	146,635
Construction, land development and other land	697	-	5,292	5,989	24,513	30,502
Total loans secured by real estate	7,077	-	64,478	71,555	557,584	629,139
Commercial and other business-purpose loans	772	-	4,680	5,452	62,573	68,025
Consumer	382	-	133	515	5,099	5,614
Other	-	-	-	-	1,950	1,950

Total	$8,231	$-	$69,291	$77,522	$627,206	$704,728

	December 31, 2012 (As Adjusted – Note C)
	Past Due Loans (based on payment due dates)			Total Amount of
	More Than 29 Days, and Less Than 90 Days	More Than 89 Days (Accruing)	Loans on Nonaccrual Status (Generally, 90 Days or More)	Loans More Than 29 Days Past Due or on Nonaccrual Status	Loans Either Current or Less Than 30 Days Past Due	Total Portfolio Loans

Loans secured by real estate:
Commercial	$12,534	$515	$65,443	$78,492	$493,984	$572,476
Residential (including multi-family)	5,364	85	21,049	26,498	180,843	207,341
Construction, land development and other land	4,242		5,667	9,909	30,268	40,177
Total loans secured by real estate	22,140	600	92,159	114,899	705,095	819,994
Commercial and other business-purpose loans	2,933	70	8,159	11,162	91,483	102,645
Consumer	280		189	469	6,224	6,693
Other					1,993	1,993

Total	$25,353	$670	$100,507	$126,530	$804,795	$931,325

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

Based on management's most recent analysis, the risk categories of loans are summarized as follows (in $1,000s):

	September 30, 2013
	Pass	Watch	Substandard	Total Portfolio Loans

Loans secured by real estate:
Commercial	$315,889	$52,327	$83,786	$452,002
Residential (including multi-family)	106,607	17,576	22,452	146,635
Construction, land development and other land	17,129	4,123	9,250	30,502
Total loans secured by real estate	439,625	74,026	115,488	629,139
Commercial and other business-purpose loans	52,603	6,188	9,234	68,025
Consumer	4,953	174	487	5,614
Other	1,950			1,950

Total	$499,131	$80,388	$125,209	$704,728

	December 31, 2012 (As adjusted – Note C)
	Pass	Watch	Substandard	Total Portfolio Loans

Loans secured by real estate:
Commercial	$408,689	$60,929	$102,858	$572,476
Residential (including multi-family)	150,861	18,951	37,529	207,341
Construction, land development and other land	21,773	7,394	11,010	40,177
Total loans secured by real estate	581,323	87,274	151,397	819,994
Commercial and other business-purpose loans	82,931	4,894	14,820	102,645
Consumer	4,533	1,765	395	6,693
Other	1,993			1,993

Total	$670,780	$93,933	$166,612	$931,325

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

The Corporation has designated a troubled debt restructuring as a loan that has been modified because the borrower is experiencing financial difficulty and has been granted one or more of the following concessions:

1.	An extension or renewal of a substandard rated loan with no change in rate or terms, and the terms provided are not representative of current market rates for credits with similar risk characteristics;
2.	Modification of the interest rate in order to allow the borrower to repay the debt, based on current cash flow sources;
3.	A modification to an "interest only" structure for a period of time that should result in the loan being paid off, returned to the contracted terms or refinanced; or
4.	A modification of a loan into an A/B note structure, where the A note is at market rate terms and conditions, and the B note has been charged off.

Loans modified and classified as troubled debt restructurings are impaired loans.  Each loan that is designated as a troubled debt restructuring is individually evaluated for impairment to determine the specific reserve to be established or the charge-off, if any, to be taken.  The specific reserve or charge-off amount is determined using the discounted cash flow method, the collateral dependency method or, when available, the observable market price method.

The loan portfolios contain generally three categories of troubled debt restructurings, (1) loans for which the rate, amount of the note or terms have been modified, (2) substandard loans for which the rate or terms have not been modified but the loan was extended or renewed at rates or terms deemed below current rate and terms for credits with comparable risk factors, and (3) loans that have been modified with interest only terms.  The following are the factors that enter into the determination of the specific reserve or charge-off amount for each of these categories:

Loans for which the rate or terms have been modified:  The specific reserve or charge-off amount, for which the repayment ability is based on the cash flows of the borrower, is generally determined using a discounted cash flow analysis, adjusted for a probability-of-default factor.  The discount period used is based on when the bank believes, depending on cash flows from the borrower or project, that the loan will be paid in full or refinanced.  If an event for pay down or an expected refinance cannot be documented, a discount period that will result in the cash flows (after being adjusted for a probability of default), reducing the loan balance down to the collateral value is considered, or as an alternative, the remaining amortization period is generally used.  If the loan is deemed collateral dependent, either due to the estimated cash flows not being supported by reasonable and supportable projections, or signifcant uncertainty exists on the borrower's ability to refinance or repay the debt at maturity, the reserve or charge-off will be determined using the collateral dependency method.

Loans for which there has been no rate or term modification:  If there has been no change in the rate and term, a discounted cash flow analysis, adjusted for a probability of default, is calculated to determine the specific reserve, or if deemed to be collateral dependent, the amount of charge-off required..

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The following table summarizes loans modified as troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012 (in $1,000s):

	Three Months Ended September 30, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	7	$6,941	$6,211	$749
Residential	10	848	787	35
Construction, land development and other land	-	-	-	-
Total loans secured by real estate	17	7,789	6,998	784
Commercial and other business-purpose loans	2	129	129	-
Consumer	3	102	102	1

Total	22	$8,020	$7,229	$785

	Nine Months Ended September 30, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	31	$17,200	$13,916	$1,066
Residential	41	3,957	3,399	230
Construction, land development and other land	2	94	91	12
Total loans secured by real estate	74	21,251	17,406	1,308
Commercial and other business-purpose loans	20	1,774	985	297
Consumer	3	102	102	1

Total	97	$23,127	$18,493	$1,606

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

	Three Months Ended September 30, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	17	$11,325	$8,522	$404
Residential	15	2,427	2,195	154
Construction, land development and other land	3	913	913	33
Total loans secured by real estate	35	14,665	11,630	591
Commercial and other business-purpose loans	10	760	764	65
Consumer	-	-	-	-

Total	45	$15,425	$12,394	$656

	Nine Months Ended September 30, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Post- restructuring Loan Loss Reserve
Troubled debt restructurings:
Loans secured by real estate:
Commercial	82	$30,669	$25,620	$1,746
Residential	67	8,398	7,838	489
Construction, land development and other land	12	1,968	1,837	57
Total loans secured by real estate	161	41,035	35,295	2,292
Commercial and other business-purpose loans	25	1,784	1,644	90
Consumer	1	2	1	-

Total	187	$42,821	$36,940	$2,382

Of the amounts in the table above for the nine months ended September 30, 2013, approximately $8.4 million, or 45%, and 52 contracts, or 54%, and for the nine months ended September 30, 2012, approximately $15.6 million, or 42%, and 71 contracts, or 38%, are substandard rated loans that were extended or renewed with no change in rate or terms, and the terms provided were not representative of current market rates for loans with similar risk characteristics.  The remainder of the troubled debt restructuring pool constitutes loans where repayment terms and/or interest rates were modified, or the loan was modified to an "interest only" structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The following table summarizes loans modified as troubled debt restructurings in the last twelve months for which there was a payment default (i.e., when a loan becomes 90 days or more past due) during the three and nine months ended September 30, 2013 and 2012 (in $1,000s):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Loans secured by real estate:
Commercial	5	$2,570	12	$4,874
Residential	3	294	19	1,990
Construction, land development and other land	-	-	4	1,427
Total loans secured by real estate	8	2,864	35	8,291
Commercial and other business-purpose loans	-	-	1	-
Consumer	-	-	-	-

Total	8	$2,864	36	$8,291

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Loans secured by real estate:
Commercial	13	$4,574	28	$6,073
Residential	8	549	21	1,761
Construction, land development and other land	6	1,081	11	1,306
Total loans secured by real estate	27	6,204	60	9,140
Commercial and other business-purpose loans	4	215	10	441
Consumer	1	47	2	48

Total	32	$6,466	72	$9,629

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note F – Loans – Continued

The total amount of troubled debt restructurings as of September 30, 2013 and December 31, 2012 is detailed in the following tables by loan type and accrual status (in $1,000s):

	Troubled Debt Restructurings at September 30, 2013
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$31,670	$53,394	$85,064
Residential (including multi-family)	7,651	13,694	21,345
Construction, land development and other land	3,230	4,086	7,316
Total loans secured by real estate	42,551	71,174	113,725
Commercial and other business-purpose loans	2,666	3,409	6,075
Consumer		117	117

Total	$45,217	$74,700	$119,917

	Troubled Debt Restructurings at December 31, 2012
	On Non-Accrual Status	On Accrual Status	Total

Loans secured by real estate:
Commercial	$41,350	$49,305	$90,655
Residential (including multi-family)	12,902	15,417	28,319
Construction, land development and other land	2,797	7,465	10,262
Total loans secured by real estate	57,049	72,187	129,236
Commercial and other business-purpose loans	3,965	5,695	9,660
Consumer		27	27

Total	$61,014	$77,909	$138,923

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note G – Discontinued Operations

During the nine months ended September 30, 2013, 1st Commerce Bank, Central Arizona Bank, Pisgah Community Bank, Sunrise Bank and Sunrise Bank of Arizona were closed by either their state regulators or the FDIC (see Note M).  Capitol recorded a net loss of $5.9 million on its investment in these banks, which has been included in discontinued operations.

The assets, liabilities and results of operations of the above-mentioned banks closed in 2013, together with the results of operations of Mountain View Bank of Commerce, Bank of Michigan, First Carolina State Bank and High Desert Bank, sold in 2012, are classified as discontinued operations for the three and nine months ended September 30, 2013 and 2012 and include the following components (in $1,000s):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Interest income	$1,316	$5,247	$7,798	$19,402
Interest expense	125	875	958	3,585
Net interest income	1,191	4,372	6,840	15,817
Provision for loan losses	-	248	(581)	1,455
Net interest income after provision for loan losses	1,191	4,124	7,421	14,362
Noninterest income	78	564	1,055	2,037
Gain (loss) on bank subsidiaries discontinued	(4,653)	29	(5,911)	155
Noninterest expense	1,177	6,120	8,018	22,588
Loss before income taxes	(4,561)	(1,403)	(5,453)	(6,034)
Less income taxes	-	39	-	101
Net loss from discontinued operations	(4,561)	(1,442)	(5,453)	(6,135)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	-	395	327	1,412
Net loss from discontinued operations attributable to Capitol Bancorp Limited	$(4,561)	$(1,047)	$(5,126)	$(4,723)
Net loss from discontinued operations per common share attributable to Capitol Bancorp Limited	$(0.11)	$(0.03)	$(0.12)	$(0.12)

Assets and liabilities of discontinued operations are summarized below (in $1,000s):

	Dec 31, 2012		Dec 31, 2012
Assets:		Liabilities:
Cash and cash equivalents	$68,780	Noninterest-bearing deposits	$76,873
Investment securities	44	Interest-bearing deposits	272,854
Federal Home Loan Bank stock	3,075	Total deposits	349,727
Portfolio loans	278,392	Other liabilities	4,293
Less allowance for loan losses	(11,947)
Net portfolio loans	266,445		$354,020
Premises and equipment	3,114
Other real estate owned	17,721
Other assets	2,688

	$361,867

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note H – Deconsolidation of Subsidiary

In February 2013, Capitol sold a portion of the shares it owned of Capitol National Bank ("CNB") for $1 million and reduced its ownership in CNB following the execution of separate share exchange agreements consummated in 2011 and 2012.  Capitol recorded a net loss of $2.2 million as a result of these transactions, and no longer held a controlling financial interest in CNB after February 28, 2013.  Accordingly, CNB ceased to be a consolidated subsidiary of Capitol and assets approximating $146.0 million and related equity amounts were removed from the condensed consolidated balance sheet.  Capitol's remaining interest in CNB was sold in April 2013, resulting in an additional net loss of $ 703,000.  Proceeds from the sale were placed in escrow pending the issuance by the FDIC of a waiver of cross-guaranty liability, which was recently granted.  Pursuant to the terms of a settlement agreement with the FDIC, approved by the Bankruptcy Court on November 12, 2013, the FDIC will receive 85% of the proceeds from the sale of the bank.  As such, an additional loss on sale of approximately $1.3 million will be recorded in the fourth quarter of 2013.

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

Mortgage loans held for sale:  Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis.  Fair value is based on independent quoted market prices, where applicable (Level 1 inputs), or the prices for other whole mortgage loans with similar characteristics, as Level 2 inputs.  There were no mortgage loans held for sale written down to fair value at September 30, 2013.

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2013 and December 31, 2012.

Assets measured at fair value on a recurring basis were as follows (in $1,000s):

	September 30, 2013		December 31, 2012
	Total	Significant Other Observable Inputs (Level 2)	Total	Significant Other Observable Inputs (Level 2)

Investment securities available for sale:(1)
United States treasury	$3,250	$3,250	$3,500	$3,500
United States government agency	4,682	4,682	3,987	3,987
Mortgage-backed	6,620	6,620	8,175	8,175

	$14,552	$14,552	$15,662	$15,662

(1)	Level 2 inputs for investment securities available for sale include pricing models from independent pricing sources with reasonable levels of price transparency.

Assets measured at fair value on a nonrecurring basis were as follows (in $1,000s):

	September 30, 2013		December 31, 2012
	Total	Significant Unobservable Inputs (Level 3)	Total	Significant Unobservable Inputs (Level 3)

Impaired loans(1)	$76,950	$76,950	$84,035	$84,035

Other real estate owned(2)	$47,783	$47,783	$63,242	$63,242

(1)	Level 3 inputs for impaired loans include appraised value of the applicable collateral or other unobservable estimates of fair value.
(2)
Level 3 inputs for other real estate owned include appraised value of the foreclosed property or other unobservable estimates of fair value.
Fair value is reduced by estimated costs to sell the properties (including delinquent real estate taxes).

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

Comparative carrying values and estimated fair values of financial instruments based upon the accounting guidance set forth in Accounting Standards Codification 825-10 were as follows (in $1,000s):

		September 30, 2013		December 31, 2012
				As Adjusted – Note C
	Level Used to Measure Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash	1	$22,282	$22,282	$43,727	$43,727
Cash equivalents	2	192,849	192,849	214,340	214,340
Loans held for sale	2	73	73
Investment securities available for sale	2	14,552	14,552	15,662	15,662
Federal Home Loan Bank and Federal Reserve Bank stock	2	6,262	6,262	7,456	7,456
Portfolio loans:
Loans secured by real estate:
Commercial	3	452,002	448,343	572,476	569,789
Residential (including multi-family)	3	146,635	146,848	207,341	207,737
Construction, land development and other land	3	30,502	30,480	40,177	40,221
Total loans secured by real estate		629,139	625,671	819,994	817,747
Commercial and other business-purpose loans	3	68,025	67,709	102,645	102,352
Consumer	3	5,614	5,712	6,693	6,836
Other	3	1,950	1,835	1,993	1,864
Total portfolio loans		704,728	700,927	931,325	928,799
Less allowance for loan losses	3	(32,265)	(32,265)	(51,508)	(51,508)
Net portfolio loans		672,463	668,662	879,817	877,291

Financial liabilities:
Deposits:
Noninterest-bearing	1	190,745	190,745	246,538	246,538
Interest-bearing:
Demand accounts	2	279,916	279,916	362,710	362,710
Time certificates of less than $100,000	3	187,919	188,997	256,261	258,728
Time certificates of $100,000 or more	3	255,909	257,246	328,632	331,081
Total interest-bearing		723,744	726,159	947,603	952,519
Total deposits		914,489	916,904	1,194,141	1,199,057
Notes payable and other borrowings	3	8,908	10,106	5,426	6,667

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note I– Fair Value – Continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note J – Net Income (Loss) Per Common Share Attributable to Capitol Bancorp Limited

Computations of net income (loss) per common share were based on the following (in 1,000s) for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
		As Adjusted (Note C)		As Adjusted (Note C)

Numerator—net income (loss) attributable to Capitol Bancorp Limited for the period	$(5,703)	$(4,923)	$1,130	$(21,724)

Denominator:
Weighted average number of common shares outstanding, excluding unvested restricted shares of common stock (denominator for basic and diluted earnings per share)	41,169	41,070	41,169	41,037

Number of antidilutive stock options excluded from diluted earnings per share computation	878	1,445	878	1,445

Number of antidilutive unvested restricted shares excluded from basic and diluted earnings per share computation	2	9	2	9

Number of antidilutive warrants excluded from diluted earnings per share computation	-	1,250	-	1,250

Net income (loss) per common share attributable to Capitol Bancorp Limited:
From continuing operations	$(0.03)	$(0.09)	$0.15	$(0.41)
From discontinued operations	(0.11)	(0.03)	(0.12)	(0.12)

Total net income (loss) per common share attributable to Capitol Bancorp Limited	$(0.14)	$(0.12)	$0.03	$(0.53)

Note K – Trust-Preferred Securities and Debt Extinguishment

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval from that agency.  Accrued interest payable on such securities approximated $33.3 million at September 30, 2013 and December 31, 2012.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.  The accrual of interest was discontinued as of the bankruptcy filing date (see Note B).

Note L – Pending Sale of Subsidiary Banks

Capitol has entered into a definitive agreement to sell its controlling interest held by a bank-development subsidiary in Bank of Maumee.  Net proceeds from this pending sale (adjusted for the effects of a settlement agreement with the FDIC as approved by the Bankruptcy Court on November 12, 2013 pursuant to which the FDIC will receive 85% of the proceeds from the sale and grant a waiver of the potential assessment of any cross-guaranty liability against Bank of Maumee) are expected to approximate $81,000, resulting in a projected loss of approximately $405,000 based on Capitol's investment in the bank as of September 30, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note L –Pending Sale of Subsidiary Banks – Continued

Capitol has also entered into an agreement to sell its controlling interests held by FCC in Bank of Las Vegas, Indiana Community Bank, Michigan Commerce Bank and Sunrise Bank of Albuquerque in one transaction subject to various bankruptcy bidding proceedings, regulatory approval and other contingencies (refer to page 56 of this document for further information on these bankruptcy proceedings).

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

Most of Capitol's bank subsidiaries have entered into formal enforcement actions (as well as informal agreements) with their applicable regulatory agencies.  Those enforcement actions provide for certain restrictions and other guidelines and/or limitations to be followed by the banks.

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

Capitol's banking subsidiaries which have received a PCAD are as follows as of September 30, 2013 (listed in descending order based on total assets):

Michigan Commerce Bank
Bank of Las Vegas
Sunrise Bank of Albuquerque

These banks are striving to develop and implement capital restoration plans which may be acceptable to the FDIC.  Typically, a capital plan is not deemed acceptable by the FDIC until receipt of the planned capital funds is imminent.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note M – Regulatory and Operating Matters – Continued

On September 20, 2012, the State of New Mexico Regulation and Licensing Department, Financial Institutions Division (the "New Mexico FID") issued a written notice of its intention to take possession and control of Sunrise Bank of Albuquerque and its assets for the purpose of the reorganization or liquidation through receivership if certain findings of the New Mexico FID were not corrected by December 20, 2012.  In the event that such a reorganization or liquidation of Sunrise Bank of Albuquerque had taken place, the FDIC would have experienced losses and such losses could have been assessed against the Corporation's other depository institution subsidiaries.  Such liability would likely have had a material adverse effect on the financial condition of any assessed subsidiary institution and on the Corporation as the common parent.  In February 2013, Capitol provided Sunrise Bank of Albuquerque with a $1.0 million capital injection to raise the Bank's capital level to 4.00% and thus satisfied the New Mexico FID mandate.  The Bank continues to provide banking services in a normal manner, including maintaining FDIC insurance for its depositors.  However, the Bank's capital level fell below 4.00% as of June 30, 2013 and, as such, the New Mexico FID has reissued a notice of intent to take possession and contol of the Bank following an administrative hearing scheduled for November 22, 2013.  Since receiving this notice, Capitol has entered into an agreement to sell the Bank.

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

On August 23, 2013, Sunrise Bank of Arizona, a subsidiary bank of Capitol, was closed by the Arizona Department of Financial Institutions and the FDIC was appointed as receiver.  The FDIC entered into a purchase and assumption agreement with First Fidelity Bank, National Association, based in Oklahoma City, Oklahoma, to assume all of the deposits of Sunrise Bank of Arizona.  As the owner of substantially all of the capital stock of Sunrise Bank of Arizona, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of Sunrise Bank of Arizona or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law and is significantly impacting the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts and smaller bank holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of FDIC insurance coverage and imposed new capital requirements on bank holding companies, including removing trust-preferred securities as a permitted component of a holding company's Tier 1 capital, following a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management continues to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, remains uncertain.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set forth new capital requirements for banking organizations.  On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  Under the final rule, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets will be applied to all supervised financial institutions.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  These new capital requirements will be phased in over time with the phase-in period for smaller, less complex banking organizations beginning in January 2015 and the phase-in period for larger institutions beginning in January 2014.  Additionally, the U.S. implementation of Basel III provides for the ability to treat trust-preferred securities purchased before May 19, 2010 as Tier 1 capital for banking organizations with less than $15 billion in assets.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks as well as the impact upon Capitol's earnings or financial position is difficult to determine at this point due to the current bankruptcy proceedings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITOL BANCORP LIMITED (DEBTOR-IN-POSSESSION)

Note N – Regulatory Capital Matters

The following table summarizes the amounts (in $1,000s) and related ratios of Capitol's consolidated regulatory capital position:

	September 30, 2013		December 31, 2012 (4)
Tier 1 capital to average adjusted total assets:
Minimum required amount(1)	≥$	42,326	≥$	66,520
Actual amount		$(142,572)		$(144,341)
Ratio		(13.47)%		(8.68)%

Tier 1 capital to risk-weighted assets:
Minimum required amount(2)	≥$	29,020	≥$	49,402
Actual amount		$(142,572)		$(144,341)
Ratio		(19.65)%		(11.69)%

Combined Tier 1 and Tier 2 capital to risk- weighted assets:
Minimum required amount(3)	≥$	58,041	≥$	98,805
Actual amount		$(142,572)		$(144,341)
Ratio		(19.65)%		(11.69)%

(1)	The minimum required ratio of Tier 1 capital to average adjusted total assets to be considered "adequately-capitalized" is 4%.
(2)	The minimum required ratio of Tier 1 capital to risk-weighted assets to be considered "adequately-capitalized" is 4%.
(3)	The minimum required ratio of Tier 1 and Tier 2 capital to risk-weighted assets to be considered "adequately-capitalized" is 8%.
(4)	As originally filed with regulatory agency.

Capitol's total risk-based capital ratios at September 30, 2013 and December 31, 2012 were materially and adversely impacted by the exclusion of approximately $ 160.7 million and $167.3 million, respectively, of Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital, primarily trust-preferred securities and a portion of the allowance for loan losses.  The Tier 1 capital deficit resulted generally from operating losses.  Capitol's Tier 1 capital will need to increase to a positive level in order to allow for the inclusion of trust-preferred securities in Tier 2 capital for regulatory capital computation purposes.

The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at September 30, 2013 for regulatory purposes.  In addition, several of its bank subsidiaries had capital levels resulting in classification as "significantly-undercapitalized" at that date.  Banks and bank holding companies which are less than "adequately-capitalized" are subject to increased regulatory oversight, requirements and limitations.  Regarding banks classified as less than "adequately-capitalized," or otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Regulatory capital ratios of the banks are set forth on page 50 on this document.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of Capitol for the periods indicated, excluding the effect of discontinued operations for the periods presented.  The discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto presented elsewhere herein.  In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, some of which are material to Capitol and its subsidiaries.  Capitol's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  Please refer to the commentary regarding forward-looking statements appearing on page 3 of this document.

Refer to Note C to the accompanying condensed consolidated financial statements for the effects of a change in accounting principle on previously reported 2012 amounts which have been updated in this discussion and analysis.

Financial Condition

Total assets approximated $984.2 million at September 30, 2013 and $1.6 billion at December 31, 2012.  The balance sheets include total assets of Capitol and its consolidated subsidiaries (in $1,000s) as follows:

	September 30, 2013	December 31, 2012
		As Adjusted (Note C)
Southwest Region:
Sunrise Bank of Albuquerque	$42,184	$48,108

Great Lakes Region:
Bank of Maumee	28,166	34,977
Capitol National Bank(1)		144,737
Indiana Community Bank	95,077	101,358
Michigan Commerce Bank	586,457	662,766
Great Lakes Region Total	709,700	943,838

Nevada Region:
Bank of Las Vegas	223,687	260,248

Parent company and other, net	8,634	7,241

Consolidated totals—continuing operations	$984,205	$1,259,435

(1)
Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control; Capitol's remaining interest in the bank was subsequently sold in April 2013 (see Note H).

Total assets decreased $637.1million during the nine months ended September 30, 2013, of which $361.9 million related to the bank subsidiaries closed during the period and $146.0 million was the result of the bank subsidiary deconsolidation during the period.

Portfolio loans, the single largest asset category (71.6% of total assets at September 30, 2013), decreased during the nine months ended September 30, 2013 by approximately $226.6 million, compared to a decrease of about $180.6 million during the corresponding period of 2012.  Approximately $98.8 million of the $226.6 million decline in portfolio loans for the nine months ended September 30, 2013 was related to the deconsolidation of a bank subsidiary.  Capitol's banks operate in an environment that appears to be stabilizing but still challenged with continued relative weakness in real estate values in their respective regions and markets.  The remaining portfolio decrease is attributed largely to shrinkage due in part to disciplined pricing and portfolio management, as the banks continue to deploy available options to preserve liquidity and operate within regulatory capital guidelines.  Because portfolio loans comprise the largest portion of assets, most of this section of the narrative is devoted to loans and asset quality.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following comparative analysis summarizes each bank's total portfolio loans, allowance for loan losses, nonperforming loans and ratio of the allowance as a percentage of portfolio loans (in $1,000s):

			Allowance for				Allowance as a Percentage
	Total Portfolio Loans		Loan Losses		Nonperforming Loans		of Total Portfolio Loans
	Sept 30, 2013	Dec 31, 2012	Sept 30, 2013	Dec 31, 2012	Sept 30, 2013	Dec 31, 2012	Sept 30, 2013	Dec 31, 2012
		As Adjusted (Note C)		As Adjusted (Note C)		As Adjusted (Note C)		As Adjusted (Note C)
Southwest Region:
Sunrise Bank of Albuquerque	$33,681	$36,954	$1,634	$1,611	$2,669	$3,740	4.85%	4.36%

Great Lakes Region:
Bank of Maumee	21,299	23,596	1,042	1,025	509	483	4.89%	4.34%
Capitol National Bank(1)		100,373		2,126		6,842		2.12%
Indiana Community Bank	74,543	80,907	2,495	2,855	2,915	5,309	3.35%	3.53%
Michigan Commerce Bank	414,131	499,178	21,923	37,449	46,027	58,107	5.29%	7.50%
Great Lakes Region Total	509,973	704,054	25,460	43,455	49,451	70,741	4.99%	6.17%

Nevada Region:
Bank of Las Vegas	160,817	190,060	5,170	6,441	16,914	26,439	3.21%	3.39%

Parent company and other, net	257	257	1	1	257	257	0.39%	0.39%

Consolidated totals relating to continuing operations	$704,728	$931,325	$32,265	$51,508	$69,291	$101,177	4.58%	5.53%

(1)
Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control; Capitol's remaining interest in the bank was subsequently sold in April 2013 (see Note H).

Geographic diversification of Capitol's balance sheet continues to play an important role in risk management and the road to improved financial performance.  Prior to 1996, all of Capitol's banking operations were located in Michigan.  At September 30, 2013, Capitol's primary geographic banking regions include Las Vegas, Nevada and the Great Lakes Region.  As of September 30, 2013, 72.4% of the consolidated loan portfolio relates to the Great Lakes Region (75.6% at December 31, 2012) and 27.6% relates to banks located in other regions of the country (24.4% at December 31, 2012).  While concentration levels remain somewhat static compared to the end of 2012, the geographic mix of portfolio loans has changed slightly over the past few years as Capitol has divested banks and regulators have closed banks.  Management believes that these banking regions offer the Corporation the best opportunity to increase market presence, as well as improve performance and resource allocation.

The consolidated allowance for loan losses at September 30, 2013 approximated $32.3 million or 4.58% of total portfolio loans, a decrease from the 5.53% ratio at the beginning of the year, as a result of a $12.2 million provision reversal at Michigan Commerce Bank, effective June 30, 2013, as well as with lower charge-offs due to improvement in economic conditions and positive changes in asset quality, along with loan shrinkage and the deconsolidation of a bank subsidiary during the period.  The consolidated allowance for loan losses at September 30, 2013 decreased $19.2 million from the beginning of the year, as the Corporation continued to reduce its loan portfolio in conjunction with its balance sheet deleveraging strategy and as a result of general loan curtailments and provision reversal.  The decrease in the allowance for loan losses is also somewhat reflective of the effects of stabilizing asset quality, as levels of nonperforming loans have declined.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

In 2011, the Corporation received regulatory guidance regarding the methodology used to determine the allowance for loan losses at its then three largest banks.  The guidance recommended that the banks' methodology be modified.  Corporate management, in frequent dialogue with the regulators concerning their guidance for determining the allowance for loan losses, evaluated other methodologies permissible in accordance with regulatory pronouncements and industry practices.  As a result of the evaluation, several affiliate banks began to phase in migration analysis effective December 31, 2011.  Since that time, one of Capitol's largest remaining affiliate banks has used migration analysis to conclude on the appropriate level for the allowance for loan losses.  The calculation is tailored to the individual bank in order to account for loss histories and market conditions within the markets it serves.  The time period for the loan portfolio look-back period was selected in such a manner as to capture losses incurred based on current economic conditions.  An independent professional accounting and consulting firm validated the migration technique used by that bank for two accounting periods (December 31, 2011 and September 30, 2012).

The remaining bank affiliates have continued to use a historical loss methodology in determining the appropriate level of reserves maintained in the allowance for loan losses due to the size of their loan portfolios.  Based on management's analysis and judgment, and supported by the external firm's validation of the migration technique, the Corporation believes that the methodologies used in determining the allowance for loan losses meet both regulatory guidance and requirements under United States generally accepted accounting principles, and represent management's best estimate of probable incurred losses in the consolidated loan portfolio as of September 30, 2013.

At September 30, 2013, the Corporation's largest banking affiliate, Michigan Commerce Bank ("MCB"), tested the adequacy of its allowance for loan losses using multiple techniques which included a methodology developed by the regulatory agencies and the aforementioned migration analysis.  Following the methodology developed by the regulators, MCB recorded an unallocated reserve of $20.9 million and $19.2 million as of December 31, 2012 and March 31, 2013, respectively.  On December 21, 2012, MCB formally requested regulatory approval to decrease this portion of its allowance for loan losses by recording a negative provision expense.  MCB received regulatory approval to record a $12.2 million negative provision for loan losses effective June 30, 2013, which had a material impact on MCB's results of operations.  This reversal of excess reserves improved MCB's capital ratio calculation to "adequately-capitalized."

Following the aforementioned reversal of provision, the techniques applied by MCB produced an allowance for loan losses level that resulted in excess reserves ranging from $3.9 million to $15.0 million at September 30, 2013, with the methodology developed by the regulators resulting in a $9.1 million excess reserve.  Since it is currently operating under a Consent Order, written regulatory approval is required for MCB to release any portion of its $9.1 million in excess reserves and record any additional negative provision for loan losses; as such, the Corporation has identified the $9.1 million portion of MCB's allowance for loan losses at September 30, 2013 as unallocated.

In part due to a continued elevated level of nonperforming loans, higher levels of allowances for loan losses have been established for banks located in the Great Lakes Region, approximating 4.99% of portfolio loans on a combined basis as of September 30, 2013.

Nonperforming loans approximated $69.3 million at September 30, 2013 and $101.2 million at December 31, 2012 or 9.8% and 10.9% of portfolio loans, respectively.  Of the nonperforming loans at September 30, 2013, $49.7 million or 71.7% (including an insignificant amount carried at the parent level) were originated by banks located within the Great Lakes Region, primarily in Michigan, consistent with prior periods.  The banks within the Great Lakes Region also maintained $25.5 million of the $32.3 million consolidated allowance for loan losses, or 78.9%, as of September 30, 2013, with the majority being maintained at MCB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

Nonperforming loans decreased $31.9 million or 31.5% during the nine months ended September 30, 2013, compared to a decrease of $92.7 million or 46.9% in the corresponding period of 2012.  Nonperforming loans have decreased for thirteen consecutive quarters.  Of the $31.9 million decline in nonperforming loans for the interim 2013 period, $6.8 million related to the deconsolidation of a bank subsidiary within the Great Lakes Region, $14.4 million related to declines at the remaining Great Lakes Region banks and a $9.5 million decline was experienced within the Nevada Region.  Total nonperforming assets decreased $47.4 million for the nine months ended September 30, 2013, compared to a decrease of $103.4 million in the corresponding period of 2012.  Management believes the overall decreases primarily demonstrate signs of stability in several of Capitol's key markets; however, there can be no assurance that future operating results will continue to reflect these recent trends.

At September 30, 2013, the "coverage ratio" of the allowance for loan losses to nonperforming loans (i.e., the allowance as a percentage of nonperforming loans) was 46.6%, a decrease from the 50.9% level at the beginning of the year, due mainly to the aforementioned reversal of provision at MCB.  Management views the current level of the coverage ratio as being acceptable, inasmuch as many nonperforming loans already reflect partial write-downs based on the estimated fair value of the underlying real estate for collateral-dependent nonperforming loans.  Comparison of the coverage ratio of the allowance to nonperforming loans is complicated by the accounting rules for loss recognition of impaired loans.  For example, when an impaired, collateral-dependent loan is evaluated based on its fair value as of a particular balance-sheet date, any estimated shortfall is typically recognized as a charge to the allowance for loan losses.  As a result, many nonperforming loans are carried at a written-down level and no allowance component may be necessary at the balance-sheet date.

Of the nonperforming loans at September 30, 2013, about 93.1% were secured by real estate.  Those loans, when originated, had appropriate loan-to-value ratios based upon real estate market conditions at that time and, accordingly, had loss exposure which would have been expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies as markets deteriorate.  Most other nonperforming loans were generally secured by other business assets.  Nonperforming loans at September 30, 2013 were in various stages of resolution which management believes are adequately collateralized or otherwise appropriately provided for in its determination of the adequacy of the allowance for loan losses.

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

At September 30, 2013, problem loans (i.e., substandard, nonaccrual loans) and potential problem loans approximated $205.6 million or about 29.2% of total consolidated portfolio loans, compared to approximately $260.5 million or about 28.0% at December 31, 2012, whereas problem and potential problem loans, excluding nonperforming loans, approximated $136.3 million, or 19.3%, of total consolidated loans at September 30, 2013.  Such loans are an important component of management's ongoing and proactive loan review activities, which are designed to early-identify loans which warrant close monitoring at both the bank and corporate credit administration levels.  It is important to note that these potential problem loans do not necessarily have significant loss exposure, but rather are identified by management in this manner to aid in loan administration and risk management.  These loans are considered in management's evaluation of the adequacy of the allowance for loan losses.

Included in total impaired loans as of September 30, 2013 and December 31, 2012 is $119.9 million and $138.9 million, respectively, of loans modified and reported as troubled debt restructurings.  These loans decreased $19.0 million during the nine months ended September 30, 2013, which was mostly related to the bank subsidiary deconsolidation and the removal from reporting of loans identified as troubled debt restructurings that are in compliance with their modified terms.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Financial Condition – Continued

The following table presents the activity within troubled debt restructurings for the nine months ended September 30, 2013 (in $1,000s):

	Secured by Real Estate
	Commercial	Residential (including multi-family)	Construction, Land Development and Other Land	Commercial and Other Business- Purpose Loans	Consumer	Total

Beginning balance	$90,655	$28,319	$10,262	$9,660	$27	$138,923

Less troubled debt restructurings of deconsolidated subsidiary	(5,978)	(4,504)	(470)	(1,220)	(9)	(12,181)

Additions	15,718	4,066	129	1,788	101	21,802

Payments received, including loans paid in full	(7,372)	(5,092)	(754)	(3,714)	(2)	(16,934)

Charge-offs and other	(3,212)	(1,076)	(1,223)	(239)		(5,750)

Troubled debt restructurings removed from reporting(1)	(4,747)	(368)	(628)	(200)		(5,943)

Ending balance	$85,064	$21,345	$7,316	$6,075	$117	$119,917

(1 (1)
Troubled debt restructurings which have an interest rate consistent with market rates at time of restructuring and are in compliance with their modified terms need not continue to be reported as troubled debt restructurings in calendar years after the restructuring took place.

Regarding other real estate owned and collateral-dependent loans, foreclosure laws in Michigan generally favor borrowers rather than lenders and, accordingly, foreclosure and redemption periods (i.e., the number of months it takes for a financial institution to obtain clear title to freely market the real estate) take much longer in that state than in many other states.  Further, once a property is available to the bank for sale or liquidation, current market conditions may not be conducive to rapid marketing or near-term sale of the properties.

The Corporation's other real estate owned decreased $15.5 million during the nine months ended September 30, 2013, primarily as a result of sales of properties acquired in foreclosure.

The following table presents the activity within other real estate owned for the nine months ended September 30, 2013 (in $1,000s):

Other real estate owned at January 1	$63,242
Properties acquired in restructure of loans or in lieu of foreclosure	11,485
Properties sold	(22,107)
Payments received from tenants, credited to carrying amount	97
Write-down of other real estate owned	(2,216)
Less other real estate owned of deconsolidated subsidiary – Note H	(2,718)

Other real estate owned at September 30	$47,783

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations

Summary

Net loss attributable to Capitol for the three months ended September 30, 2013 was approximately $5.7 million compared to a net loss of $4.9 million in the corresponding period of 2012.  The net loss per share attributable to Capitol was $0.14 for the three months ended September 30, 2013 compared to a net loss per share of $0.12 in the corresponding period of 2012.  Net income attributable to Capitol for the nine months ended September 30, 2013 approximated $1.1 million compared to a net loss of $21.7 million in the corresponding period of 2012.  Net income per common share attributable to Capitol was $0.03 for the nine months ended September 30, 2013 compared to a net loss per share of $0.53 in the corresponding period of 2012.  Net loss relating to discontinued operations was $4.6 million and $5.5 million for the three and nine months ended September 30, 2013, respectively, compared to a net loss of $1.4 million and $6.1 million for the three and nine months ended September 30, 2012, respectively.

The net results of operations for the nine-month interim period of 2013 showed significant improvement compared to the corresponding 2012 interim period.  There was a total reduction in the provision for loan losses of $13.0 million to a negative $12.2 million for the nine months ended September 30, 2013, compared to a provision of $791,000 for the corresponding period of 2012 (excluding discontinued operations), related mainly to the previously mentioned $12.2 million provision reversal at Michigan Commerce Bank.  Operating expenses also decreased significantly during the period by $13.5 million, or 24.0%, as compared to the corresponding 2012 period.

Analytical Review

Operating results in most of the Corporation's banking regions improved dramatically for the nine months ended September 30, 2013 compared to the same period in 2012.  While total revenues from continuing operations declined by $14.4 million (25.3%) for the nine months ended September 30, 2013 compared to the same period in 2012, due mainly to a significant decline in interest income, net operating income from continuing operations increased to $6.1 million from a net loss of $17.4 million, or 135.1%, for the same comparable period.  Excluding the one-time $12.2 million provision reversal, net loss from operations for the nine months ended September 30, 2013 would have been $6.1 million, or an $11.3 million (65.1%) improvement over the comparable 2012 period.  In the Great Lakes Region, two of the region's three remaining banks posted a profit for the nine months ended September 30, 2013.  Most of the improvement in operating results is directly related to significantly lower provisions for loan losses and lower costs associated with foreclosed properties and other real estate owned.

The consolidated provision for loan losses decreased significantly for the nine months ended September 30, 2013 due to the $12.2 million provision reversal at Michigan Commerce Bank, lower levels of loan charge-offs, declining levels of nonperforming loans and stabilizing valuations of collateral-dependent loans, primarily secured by real estate.  Provisions for loan losses are estimates based upon management's analysis of the adequacy of the allowance for loan losses, as previously discussed.

Net interest income for the nine months ended September 30, 2013 totaled $28.6 million, a 7.6% decrease compared to $31.0 million in 2012.  The net interest margin was 3.83% for the three months ended September 30, 2013, a 12 basis-point decrease compared to 3.95% for the three months ended June 30, 2013, a 9 basis-point increase compared to 3.74% for the three months ended March 31, 2013 and a 16 basis-point decrease compared to 3.99% for the three months ended December 31, 2012.  Net interest margin increased 51 basis-points to 3.81% for the nine months ended September 30, 2013, as compared to 3.30% for the nine months ended September 30, 2012.  The net interest margin for the nine months ended September 30, 2013 and three months ended December 31, 2012 were positively impacted, as compared to the nine months ended September 30, 2012, by the discontinued accrual of interest on the Corporation's trust-preferred securities, as discussed in Note K to the accompanying condensed consolidated financial statements.

Noninterest income for the nine months ended September 30, 2013 approximated $8.6 million, a 23.8% decrease from the $11.3 million for the same period in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Noninterest expense totaled $42.7 million for the nine-month 2013 period compared to $56.2 million for the comparable period of 2012.  Part of the decrease resulted from significantly lower costs associated with foreclosed properties and other real estate owned, which decreased $4.3 million (63.6%) to $2.5 million in the nine-month 2013 period ($6.7 million in the corresponding 2012 period), due to stabilizing valuations and reduced holding costs of other real estate owned.  The cost of FDIC insurance and other regulatory fees also decreased to $2.5 million in the nine-month 2013 period compared to $3.6 million in the same period of 2012.

The largest element of noninterest expense is salaries and employee benefits, which approximated $20.8 million for the nine months ended September 30, 2013, a decrease of $4.8 million (18.7%) from $25.6 million in the corresponding period of 2012.  The decrease is largely a result of Capitol's ongoing efforts to streamline operations at its banks and corporate offices.

The more significant elements of other noninterest expense consisted of the following for the periods ended September 30 (in $1,000s):

	Three Month Period		Nine Month Period
	2013	2012 (1)	2013	2012 (1)

Insurance expense	$276	$400	$996	$958
Legal fees	206	725	765	2,750
Bank services (ATMs, telephone banking and Internet banking)	193	172	570	569
Loan and collection expense	169	284	514	829
Communications	121	132	369	432
Paper, printing and supplies	113	117	364	386
Other	1,046	2,303	5,817	5,786

Total	$2,124	$4,133	$9,395	$11,710

(1)	For comparative purposes, original balances as previously reported have been adjusted to exclude amounts related to discontinued operations.

Legal fees, as noted in the table above, were significantly higher for the three and nine months ended September 30, 2012 as compared to 2013, due largely to costs directly associated with the Corporation's research, planning, implementation and on-going execution of its original Exchange Offer and Standby Plan for financial restructuring incurred prior to the bankruptcy filing date.  Legal fees related to the bankruptcy incurred after the August 9, 2012 bankruptcy filing date are classified in reorganization items.

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Results of Operations – Continued

Operating results for the nine months ended September 30 were as follows (in $1,000s):

	Total Revenues		Net Income (Loss)(1)		Return on Average Equity(2)		Return on Average Assets(2)
	2013	2012	2013	2012(4)	2013	2012	2013	2012
Southwest Region:
Sunrise Bank of Albuquerque	$1,532	$1,942	$(803)	$(620)

Great Lakes Region:
Bank of Maumee	1,128	1,221	(466)	(366)
Capitol National Bank(3)	1,042	5,590	56	189	3.06%	2.30%	0.24%	0.15%
Indiana Community Bank	3,504	4,008	66	214	1.04%	3.51%	0.09%	0.26%
Michigan Commerce Bank	26,526	33,420	13,121	2,402	67.77%		2.88%
Great Lakes Region Total	32,200	44,239	12,777	2,439

Nevada Region:
Bank of Las Vegas	8,361	9,146	21	(3,078)	0.51%		0.01%

Parent company and other, net	276	1,417	(5,873)	(16,159)

Consolidated totals for continuing operations	$42,369	$56,744	$6,122	$(17,418)	--	--	--	--

(1)	Excludes net losses attributable to noncontrolling interests.
(2)	Annualized for periods presented.
(3)
Effective March 1, 2013, Capitol National Bank ceased to be a consolidated subsidiary of Capitol due to a change in control; Capitol's remaining interest in the bank was subsequently sold in April 2013 (see Note H).

(4)	As adjusted for the retrospective effect of a change in accounting principle (see Note C).

Liquidity and Capital Resources

The principal funding source for banks is deposits.  Total deposits (excluding discontinued operations) decreased $279.7 million during the nine months ended September 30, 2013 compared to a $129.1 million decrease in the corresponding period of 2012.  Brokered deposits approximated $345,000 as of September 30, 2013, or less than 1% of total deposits, as the banks have sought to reduce use of that funding source based on maturity and interest rate opportunities, regulatory constraints and to aid in matching the repricing of funding sources and assets.  In addition, deposits have decreased as part of the banks' deleveraging strategy and as customers have brought deposits within the FDIC insured limit.  Banks that are classified as less than "well-capitalized" are required to obtain approval from the FDIC to renew or obtain new brokered deposits and, for banks classified as less than "adequately-capitalized," renewal of brokered deposits are generally prohibited.

Noninterest-bearing deposits approximated 20.9% of total deposits at September 30, 2013, a slight decrease from 20.6% at December 31, 2012.  Levels of noninterest-bearing deposits can fluctuate based on customers' transaction activity.  Further, some of this small decrease can be attributed to the expiration of the FDIC's transaction account guarantee ("TAG") program at December 31, 2012, which previously provided for unlimited insurance on noninterest bearing demand deposit accounts.

Cash and cash equivalents amounted to $215.1 million, or 21.9%, of total assets at September 30, 2013, compared to $258.1 million, or 15.9%, of total assets at December 31, 2012, as reductions in portfolio loans (principally from repayments) and proceeds from sales and maturities of investment securities and other real estate owned were used to reduce debt obligations or were deployed into liquid assets.  As liquidity levels vary continuously based on customer activities, amounts of cash and cash equivalents can vary widely at any given point in time.  Liquidity levels have been increased by management in response to regulatory guidance, coupled with limited opportunities to deploy funds into investment securities during a low interest rate environment and a cautious approach

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

to, and capital restrictions associated with, making new loans in a still uncertain economy.  Management believes Capitol's liquidity position at September 30, 2013 is adequate to fund loan demand and meet depositor needs.

In addition to cash and cash equivalents, an additional source of long-term liquidity is the banks' marketable investment securities.  Liquidity needs have not historically necessitated the sale of investments in order to meet funding requirements and the banks have not engaged in active trading of their investments.  At September 30, 2013, Capitol's banks had approximately $14.6 million of investment securities classified as available for sale which may be utilized to meet various liquidity needs as they arise.

Several of Capitol's banks have secured lines of credit with regional Federal Home Loan Banks.  Borrowings there under approximated $5.4 million at September 30, 2013 and additional borrowing capacity approximated $59.1 million.  These facilities are used from time to time as a lower-cost funding source versus various rates and maturities of time deposits available within banks' individual communities.  Future availability of such borrowing capacity may be contingent upon the creditworthiness of Capitol's banks and other factors.  Total notes payable and other borrowings, exclusive of Federal Home Loan Bank borrowings, were $3.5 million at September 30, 2013.

In 2009, the Corporation commenced the deferral of interest payments on its various trust-preferred securities, as is permitted under the terms of the securities, in order to conserve cash resources.  The payment of interest on those securities may be deferred for periods up to five years.  During such deferral periods, Capitol is prohibited from paying dividends on its common stock (subject to certain exceptions) and is further restricted by Capitol's written agreement with the Federal Reserve Bank of Chicago, which prohibits both payment of interest on the trust-preferred securities and cash dividends without prior written approval from that agency.  Accrued interest payable on such securities approximated $33.3 million at September 30, 2013 and December 31, 2012.  Holders of the trust-preferred securities recognize current taxable income relating to the deferred interest payments.  The accrual of interest was discontinued as of the August 9, 2012 bankruptcy filing date.

Capitol Bancorp Limited stockholders' equity, as a percentage of total assets, approximated (12.8)% at September 30, 2013 and (7.9)% at December 31, 2012.  As of September 30, 2013, total capital funds (i.e., the sum of Capitol Bancorp Limited stockholders' equity, noncontrolling interests in consolidated subsidiaries and subordinated debentures) approximated $8.6 million.  Capitol's equity deficit decreased in the interim 2013 period as a result of the $1.1 million net income for the interim 2013 period.

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

[The remainder of this page intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

The following comparative analysis summarizes each bank's regulatory capital position as of the dates indicated based on the banks included in Capitol's consolidation as of September 30, 2013:

	Tier 1 Leverage		Tier 1 Risk-Based		Total Risk-Based
	Ratio(2)		Capital Ratio(2)		Capital Ratio(2)		Regulatory Classification(1)(2)
	Sept 30, 2013	Dec 31, 2012	Sept 30, 2013	Dec 31, 2012	Sept 30, 2013	Dec 31, 2012	Sept 30, 2013	Dec 31, 2012
Southwest Region:
Sunrise Bank of Albuquerque	2.75%	2.01%	3.50%	2.71%	4.80%	4.00%	significantly-undercapitalized	significantly-undercapitalized

Great Lakes Region:
Bank of Maumee	3.30%	4.00%	4.59%	5.92%	5.89%	7.21%	significantly-undercapitalized	undercapitalized
Indiana Community Bank	8.81%	8.33%	11.93%	11.23%	13.20%	12.51%	adequately-capitalized(3)	adequately-capitalized(3)
Michigan Commerce Bank	5.98%	2.61%	8.45%	3.52%	9.75%	4.84%	adequately-capitalized	significantly-undercapitalized

Nevada Region:
Bank of Las Vegas	2.34%	2.01%	3.06%	2.60%	4.33%	3.87%	significantly-undercapitalized	significantly-undercapitalized

Consolidated totals	(13.47)%	(8.68)%	(19.65)%	(11.69)%	(19.65)%	(11.69)%	less than adequately-capitalized(4)	less than adequately-capitalized(4)

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
Significantly-Undercapitalized – Does not meet the criteria for "undercapitalized," but has Tier 1 leverage ratio of 2% or more.
Critically-Undercapitalized – Institutions with a Tier 1 leverage ratio below 2%.

(2)	Ratios and regulatory classifications are based on the banks' regulatory reports filed at original due date on or before October 30 2013.
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

Banks less than "adequately-capitalized" may become subject to increased regulatory enforcement pursuant to the prompt-corrective-action or other provisions of the FDIC and other bank regulatory agencies.  The preceding summary indicates that Capitol, on a consolidated basis, was classified as less than "adequately-capitalized" at September 30, 2013.

Capitol's total risk-based capital ratio at September 30, 2013 was adversely impacted by the exclusion of approximately $160.7 million of Tier 2 capital, inasmuch as Tier 2 capital is limited to 100% of Tier 1 capital.  The Tier 1 capital deficit at September 30, 2013 resulted primarily from operating losses.

In addition to Capitol's consolidated regulatory capital classification at September 30, 2013, three of its bank subsidiaries had capital levels resulting in classification as "significantly-undercapitalized" at that date.  Regarding banks classified as less than "adequately-capitalized," and otherwise noncompliant with formal regulatory agreements, management is taking appropriate action to improve such capital classifications and related compliance in the future.

Proceeds from the sale of banks through September 30, 2013 have been deployed as additional capital in the remaining affiliated banks, irrespective of minority ownership, pursuant to requirements imposed by the FDIC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Liquidity and Capital Resources – Continued

Going-Concern Considerations

As of September 30, 2013, there are several significant adverse aspects of Capitol's consolidated financial position and results of operations which include, but are not limited to, the following:

·	The Corporation has filed for protection under Chapter 11 and has filed a proposed liquidation plan subject to approval;
·	An equity deficiency approximating $142.7 million;
·	The seizure of five subsidiary banks and the potential related cross-guaranty liability;
·	Regulatory capital classification on a consolidated basis as less than "adequately-capitalized" and related negative amounts and ratios;
·	Three banking subsidiaries with regulatory capital classification as "significantly-undercapitalized";
·
Certain banking subsidiaries which are generally subject to formal enforcement actions and informal regulatory agreements have received "prompt corrective action" notifications and/or directives from the FDIC, which require timely action by bank management and the respective boards of directors to resolve regulatory capital ratios which result in classification as less than "adequately-capitalized" (the basis of a PCAN) or to submit an acceptable capital restoration plan to the FDIC (the basis of a PCAD), and additional PCANs and/or PCADs may be issued in the future and/or the banking subsidiaries may be unable to satisfactorily resolve such notices and/or directives;

·
Capitol has sold several of its banking subsidiaries during the past few years and has other divestiture transactions pending (see Note L to the accompanying condensed consolidated financial statements);

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

The foregoing considerations raise a level of doubt as to the Corporation's ability to continue as a going concern.

Capitol has commenced several initiatives and other actions to mitigate these going-concern considerations and to improve its financial condition, equity, regulatory capital and regulatory compliance.  Improvement in Capitol's and its banking subsidiaries' capitalization, financial position, asset quality and results of operations requires multi-faceted efforts, which are currently being considered in the following areas, among others:

·	Completion of pending divestitures;
·	Further reductions in nonperforming assets;
·	Stabilization of provisions for loan losses and impairment losses; and
·	Further reductions in operating expenses through continued streamlining of corporate operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Trends Affecting Operations

As noted elsewhere in this narrative, Capitol has experienced adverse trends in its results of operations, asset quality, valuation of collateral-dependent loans and other real estate owned and capital adequacy.  Capitol has continued to focus its efforts on mitigating those adverse trends through a multifaceted approach, including raising and redeploying capital funds, merging bank subsidiaries on a regional basis to achieve operational efficiencies, reducing operating expenses and staffing levels, implementing hiring and compensation freezes and selling banks, among other things.  Capitol also continues to explore other solutions to improve operating results and capital adequacy, including the previously mentioned financial restructuring plan.

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

Pending Divestiture of Banks

Capitol has entered into a definitive agreement to sell its controlling interest held by a bank-development subsidiary in Bank of Maumee.  Net proceeds from this pending sale (adjusted for the effects of a settlement agreement with the FDIC as approved by the Bankruptcy Court on November 12, 2013 pursuant to which the FDIC will receive 85% of the proceeds from the sale and grant a waiver of the potential assessment of any cross-guaranty liability against Bank of Maumee) are expected to approximate $81,000, resulting in a projected loss of approximately $405,000 based on Capitol's investment in the bank as of September 30, 2013.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Pending Divestiture of Banks – Continued

Capitol has also entered into an agreement to sell its controlling interests held by FCC in Bank of Las Vegas, Indiana Community Bank, Michigan Commerce Bank and Sunrise Bank of Albuquerque in one transaction subject to various bankruptcy bidding proceedings, regulatory approval and other contingencies (refer to page 56 of this document for further information on these bankruptcy proceedings).

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
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters – Continued

FDIC insurance for its depositors.  However, the Bank's capital level fell below 4.00% as of June 30, 2013 and, as such, the New Mexico FID has reissued a notice of intent to take possession and control of the Bank following an administrative hearing scheduled for November 22, 2013.  Since receiving this notice, Capitol has entered into an agreement to sell the Bank.

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

On August 23, 2013, Sunrise Bank of Arizona, a subsidiary bank of Capitol, was closed by the Arizona Department of Financial Institutions and the FDIC was appointed as receiver.  The FDIC entered into a purchase and assumption agreement with First Fidelity Bank, National Association, based in Oklahoma City, Oklahoma, to assume all of the deposits of Sunrise Bank of Arizona.  As the owner of substantially all of the capital stock of Sunrise Bank of Arizona, Capitol would be entitled to the net recoveries, if any, following the liquidation or sale of Sunrise Bank of Arizona or its assets by the FDIC.  However, Capitol believes it will not realize any recovery.

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
AND RESULTS OF OPERATIONS – Continued

Regulatory Matters – Continued

permitted component of a holding company's Tier 1 capital, following a three-year phase-in period beginning January 1, 2013.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments.  Management continues to evaluate the provisions of the Dodd-Frank Act and assess its probable impact on the Corporation's business, financial condition and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Corporation in particular, remains uncertain.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set forth new capital requirements for banking organizations.  On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  Under the final rule, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets will be applied to all supervised financial institutions.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  These new capital requirements will be phased in over time with the phase-in period for smaller, less complex banking organizations beginning in January 2015 and the phase-in period for larger institutions beginning in January 2014.  Additionally, the U.S. implementation of Basel III provides for the ability to treat trust-preferred securities purchased before May 19, 2010 as Tier 1 capital for banking organizations with less than $15 billion in assets.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards to Capitol and its affiliate banks, as well as the impact upon Capitol's earnings or financial position, is difficult to determine at this point due to the current bankruptcy proceedings.

Regulatory capital matters are set forth in Note N of the accompanying condensed consolidated financial statements.

Tax Matters

As of December 31, 2012, Capitol had recorded a $6.4 million tax liability pursuant to an Internal Revenue Service examination of the Corporation's 2009 income tax return which denied the deductibility of certain expenses in 2009, including expenses associated with other real estate owned.  These expenses will be deductible by Capitol over a period of three years, beginning with the 2010 income tax return.  Potential interest charges related to the final assessed liability have been estimated at $422,000 which Capitol recorded in other noninterest expense in the fourth quarter of 2012.  On March 1, 2013, the Office of the Chief Counsel – Internal Revenue Service concluded that, in large part, the banking industry's treatment of deducting other real estate owned expenses for tax purposes was proper.  As a result of this ruling, Capitol filed an amended 2009 return in June 2013 and reduced its tax liability by $1.5 million, to a net liability of $4.9 million, for expense deductions taken in 2009 related to other real estate owned activities.  The Internal Revenue Service has accepted Capitol's amended 2009 return and reduced the outstanding liability to $4.9 million.

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
AND RESULTS OF OPERATIONS – Continued

Tax Matters – Continued

regard to the 2009 and 2010 returns.  Prior to any informal conference with the State or a hearing with the Michigan Tax Tribunal, the State Attorney General's Office, the State and Capitol agreed to settle the matter including interest for the 2009 and 2010 returns for approximately $113,000 and $39,000, respectively, which have been reflected in Capitol's liabilities as of September 30, 2013.  Penalties were waived.

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

On July 17, 2013, Capitol and FCC filed an Amended Joint Liquidating Plan of Capitol Bancorp Ltd. and Financial Commerce Corporation (the "Amended Joint Liquidating Plan"), which superseded the prior Joint Liquidating Plan.  Information contained in the Amended Joint Liquidating Plan and Amended Disclosure Statement is subject to change, whether as a result of amendments, third-party actions, or otherwise.

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

Pursuant to prior Orders of the Bankruptcy Court, Capitol and FCC were permitted to solicit acceptances of the Amended Joint Liquidating Plan and the Debtors have concluded the solicitation process.  The deadline for creditors to timely return ballots on the Amended Joint Liquidating Plan, as well as to file any objections thereto, was September 24, 2013 (with the exception of the Official Committee of Unsecured Creditors (the "Committee"), individual Committee members, Manufacturers and Traders Trust Company, as Trustee, an affiliate of a member of the Committee, and the ad hoc group of senior note holders, as to all of whom such objection deadline was extended to December 6, 2013).  This was also the deadline for the filing of any motions with the Bankruptcy Court to estimate claims for purposes of voting on the Amended Joint Liquidating Plan.  A hearing on the estimation of claims of certain creditors for purposes of voting on the Amended Joint Liquidating Plan is presently scheduled for November 19, 2013.  The combined hearing to be conducted by the Bankruptcy Court on final approval of the Amended Disclosure Statement and confirmation of the Amended Joint Liquidating Plan is presently scheduled for December 18, 2013.  The Committee has filed a motion in the bankruptcy proceedings seeking the appointment of a chief restructuring officer for Capitol and FCC or, alternatively, a chapter 11 trustee (the "CRO Motion").  At the conclusion of the aforementioned combined hearing, if the Bankruptcy Court denies final approval of the Amended Disclosure Statement or confirmation of the Amended Joint Liquidating Plan, the Court will hear the Committee's CRO Motion.  The foregoing summary is not intended to be, nor should it be construed as, a solicitation for a vote on the Amended Joint Liquidating Plan.

On October 11, 2013, Capitol, FCC, and Talmer Bancorp, Inc., a Michigan corporation (the "Purchaser") entered into a Stock Purchase Agreement (the "Purchase Agreement"). Pursuant to the terms and subject to the conditions of the Purchase Agreement, Capitol agreed to sell, assign and transfer to the Purchaser, subject to approval of the Bankruptcy Court pursuant to Section 363 of Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and free and clear of all encumbrances: (i) all of the issued and outstanding shares of common stock of the Surviving Bank (as defined below); (ii) all bank related contracts; (iii) all right, title and interest to any proceeds received or to be received after December 31, 2012 related to any such contract; (iv) all of the trademarks and service marks registered to Capitol; and (v) certain other assets of Capitol and FCC, for a cash purchase price of $4.0 million. In addition, the Purchaser has agreed to make an equity contribution into the Surviving Bank at closing in the amount of up to $90 million and to pay $2.5 million of certain post-petition administrative fees and expenses incurred in the bankruptcy. With respect to any contract or agreement to which Capitol or FCC is a party, the Purchaser shall pay the amount required to be paid with respect to such contract or agreement to cure all monetary defaults under such contract or agreement to the extent required by Section 365(b) of the bankruptcy.

Capitol, through its affiliate FCC, owns all of the issued and outstanding shares of capital stock of Indiana Community Bank, an Indiana state-chartered bank ("Indiana Bank"), Michigan Commerce Bank, a Michigan state-chartered bank ("Michigan Bank"), Bank of Las Vegas, a Nevada state-chartered bank ("Nevada Bank") and Sunrise Bank of Albuquerque, a New Mexico state-chartered bank (the "New Mexico Bank") (Indiana Bank, Michigan Bank, Nevada Bank and New Mexico Bank, collectively, the "Banks"). The Banks will enter a merger agreement, which will become effective simultaneously with, or immediately prior to, the closing of the transaction proposed under the Purchase Agreement, pursuant to which Indiana Bank, Nevada Bank and New Mexico Bank will merge with and into Michigan Bank, with Michigan Bank as the surviving entity (the "Surviving Bank").

Consummation of the proposed transaction is subject to customary closing conditions including, among other things: (i) the representations and warranties of the parties to the Purchase Agreement being true and correct as of the closing; (ii) the Bankruptcy Court entering a final sale order acceptable to the Purchaser; (iii) the receipt of a waiver of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – Continued

Other Corporate Matters – Continued

liability from the FDIC regarding any potential cross-guaranty liability that may be asserted against the Banks; (iv) resolution of certain tax issues; and (v) the receipt of requisite regulatory approvals.  On November 12, 2013, the Debtors received Bankruptcy Court approval to enter into an agreement with the FDIC whereby the FDIC would receive 85% of the proceeds of the sale as a condition to its waiving cross-guaranty liability against the Surviving Bank.  The agreement remains subject to FDIC Board approval.

The parties intend for the sale and purchase contemplated under the Purchase Agreement to be effectuated pursuant to an order of the Bankruptcy Court approving such transactions under Sections 105, 363 and 365 of the Bankruptcy Code.  Pursuant to the existing schedule approved by the Bankruptcy Court, (i) November 14, 2013 is the deadline for submission in prescribed form of any competing bids, (ii) November 18, 2013 is the scheduled auction, if necessary, in the offices of Capitol's and FCC's bankruptcy counsel, and (iii) the hearing before the Bankruptcy Court on approval of the sale is to be conducted on November 19, 2013.

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

PART I, ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Capitol evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Disclosure Controls").  The Disclosure Controls are designed to allow Capitol to reach a reasonable level of assurance that information required to be disclosed by Capitol in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive and financial officers to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of Capitol's management, including the Chief Executive Officer ("CEO") and the Principal Accounting Officer ("PAO"). Based upon the Controls Evaluation and subsequent discussions and actions by Capitol as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("Form 10-K") and above, the CEO and PAO have concluded that as of September 30, 2013, Capitol's Disclosure Controls were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended September 30, 2013, no changes in Capitol's "internal control over financial reporting," as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect Capitol's Internal Control.

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

G3 Properties LLC, et al. v Capitol Bancorp Ltd. et al., Ingham Circuit Case No. 11-39-CZ

Plaintiffs, investors in Capitol Development Bancorp Limited VIII ("CDBL VIII", a subsidiary of Capitol), sued Capitol.  Plaintiffs allege that certain transactions between CDBL VIII and Capitol were improper.  Capitol refutes that allegation.  Discovery is ongoing, and a trial date of December 16, 2013 has been set.  The parties have reached a preliminary settlement which remains subject to court and other approvals.  Capitol does not expect the settlement to have a material effect on its financial condition.

Item 1A.
Risk Factors.

Other than as set forth below, during the nine months ended September 30, 2013, there were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of Capitol's Form 10-K for the year ended December 31, 2012.  Refer to that section of Capitol's Form 10-K for disclosures regarding the risks and uncertainties related to Capitol's business.

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

On May 10, 2013, each of Sunrise Bank and Pisgah Community Bank were closed by their applicable state regulator and placed into receivership with the FDIC.  On May 14, 2013, Central Arizona Bank was closed by its state regulator and placed into receivership with the FDIC.  On June 6, 2013, 1st Commerce Bank was closed by the FDIC and the FDIC appointed itself as receiver.  On August 23, 2013, Sunrise Bank of Arizona was closed by its state regulator and placed into receivership with the FDIC.  It is likely that the FDIC will experience losses in connection with these closures, and the FDIC could assess such losses against the Corporation's other depository institution subsidiaries.  Such liability would have a material adverse effect on the financial condition of any assessed subsidiary institution and on Capitol as the common parent.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None. (b) Not applicable. (c) None.

PART II.  OTHER INFORMATION – Continued

Item 3.
Defaults Upon Senior Securities.

Capitol's August 9, 2012 voluntary petition for relief under Chapter 11 of the Bankruptcy Code constituted an event of default under the governing documents of the Corporation's various series of trust-preferred securities.  There is approximately $151.3 million in principal amount of trust-preferred securities outstanding.

Item 4.	Mine Safety Disclosures. Not applicable.
Item 5.	Other Information. None.
Item 6.	Exhibits:

(a)	(b)
Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer, Joseph D. Reid pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CAPITOL BANCORP LTD. (Registrant)
Date: November 14, 2013	/s/ Joseph D. Reid Joseph D. Reid Chairman and CEO (principal executive officer)
Date: November 14, 2013	/s/ Marie D. Walker Marie D. Walker Chief Accounting Officer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Joseph D. Reid, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, Marie D. Walker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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